Form 10-K
period 1997-12-31
PATHFINDER BANCORP INC
filed 1998-03-30
CIK 1046188

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]
          For the transaction period from ____________ to ___________


                       Commission File Number: 000-23601

                            PATHFINDER BANCORP, INC.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                       16-1540137
      ---------------------------------          -------------------------------
       (State or Other Jurisdiction of           (I.R.S. Employer Identification
        Incorporation or Organization)                         Number)


          214 WEST FIRST STREET, OSWEGO, NY                   13126
      ----------------------------------------             -----------
       (Address of Principal Executive Office)              (Zip Code)

                                (315) 343-0057
              ---------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     NONE
                                     ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                   -----------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  ______  NO   X
                ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 1998, there were issued and outstanding 2,874,999 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 1998 ($20.875) was $22,579,820.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Parts II and IV).
2.   Proxy Statement for the 1998 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I
                                     ------

ITEM 1.   BUSINESS
-------   --------

GENERAL

     PATHFINDER BANCORP, INC.

     Pathfinder Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in September 1997. The only significant asset of the Company is its investment in Oswego City Savings Bank (the "Bank"). The Company is majority owned by Pathfinder Bancorp, MHC, a New York-chartered mutual holding company (the "Mutual Holding Company"). On December 30, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of outstanding Bank common stock was automatically converted into one share of Company common stock, par value $.l0 per share (the "Common Stock"). At February 28, 1998 the Mutual Holding Company held 1,552,500 of Common Stock and the public held 1,322,499 of Common Stock (the "Minority Shareholders").

     The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

     OSWEGO CITY SAVINGS BANK

     The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has five full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 1997, the Bank had total assets of $196.8 million, total deposits of $152.4 million, and shareholders' equity of $23.6 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 1997, $112.0 million, or 92.1% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $82.7 million, or 73.8%, were loans secured by one- to four-family residences, $17.5 million, or 15.6%, were secured by commercial real estate, $2.2 million, or 2.0%, were secured by multi-family properties and $9.6 million, or 8.6%, of total real estate loans, were secured by second liens on residential properties. The Bank also originates consumer and other loans which totaled $10.8 million, or 8.9%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

     On September 5, 1997, the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with Oswego County Savings Bank ("County Savings") providing for the merger of County Savings with and into the Bank with the Bank as the surviving institution (the "Merger"). County Savings is a New York chartered mutual savings bank located in Oswego, New York. At December 31, 1997, County Savings had assets of $112.1 million, deposits of $97.9 million and net worth of $11.2 million.

     The Merger Agreement provides that additional shares of the Company's Common Stock equal to the fair value of County Savings will be issued in connection with the Merger. The issuance of additional shares of the Common Stock is intended to represent the value of the interest of the depositors of County Savings that is being transferred to the Bank. Current minority Shareholders' existing equity ownership interests will be diluted as a result of the Merger. At this time however, it is impossible to quantify the extent of the dilution Minority Shareholders will experience in their equity interest. Such dilution will depend upon the fair value of County Savings as determined by an independent appraisal, and the market price of the Common Stock preceding the completion of the Merger, as well as the percentage of Common Stock sold in a subscription and community offering if one is conducted. An independent appraisal firm will determine the fair value of County Savings as if County Savings were forming a mutual holding company and conducting a minority stock offering.

     The Merger is subject to various conditions, including receipt of regulatory approvals from the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the New York Banking Department, as well as receipt of approval of the Company's shareholders and if necessary County Savings' depositors. As a result of regulatory review the terms of the Merger may be significantly modified.

     The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

MARKET AREA AND COMPETITION

     The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego. The major manufacturing employers in the Bank's market area are Niagara Mohawk, Alcan Aluminum, the New York Power Authority, Nestle and Sealright, a food container manufacturer. The Bank is the second largest financial institution headquartered in Oswego County. However, the Bank encounters competition from a variety of sources. The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas.

     The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, savings associations and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio primarily consists of one- to four-family mortgage loans secured by residential and investment properties, as well as mortgage loans secured by multi-family residences and commercial real estate. To a lesser extent the Bank's loan portfolio also includes consumer and business loans. The Bank generally originates loans for retention in its portfolio, although during 1997 the Bank began originating loans (primarily 15 year and 30 year fixed rate mortgages) for securitization and possible sale to government sponsored enterprises. At December 31, 1997, $1.5 million, or 1.8% of the Bank's total one- to four-family real estate portfolio consisted of loans held for sale. In recent years, the Bank has not purchased loans originated by other lenders. At December 31, 1997, 58.6% of the Bank's loan portfolio consisted of one- to four-family adjustable rate mortgage ("ARM") loans.

     ANALYSIS OF LOAN PORTFOLIO. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                       YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------------
                                       1997                1996                 1995                1994                 1993
                                 -----------------    -----------------   ----------------     -----------------    ----------------

                                 AMOUNT    PERCENT    AMOUNT    PERCENT   AMOUNT   PERCENT     AMOUNT    PERCENT    AMOUNT   PERCENT
                                 ------    -------    ------    -------   ------   -------     ------    -------    ------   -------
                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
 First mortgage loans(1)(3).... $102,403     84.2%   $ 90,761     83.5%  $ 83,325     83.2%    $76,275     85.1%   $67,824    86.1%
  Second mortgage loans(2).....    9,561      7.9       9,082      8.3      8,303      8.3       7,931      8.8      7,025     8.9
                                --------    -----    --------   ------   --------    -----     -------    -----    -------   -----
Total real estate loans........  111,964     92.1      99,843     91.8     91,628     91.5      84,206     93.9     74,849    95.0
                                --------    -----    --------   ------   --------    -----     -------    -----    -------   -----
Consumer loans and other loans:
 Consumer......................    4,278      3.5       3,481      3.2      3,286      3.1       3,258      3.6      2,563     3.2
 Student.......................       13       --          58      0.1         63      0.1       1,085      1.3        864     1.1
 Lease financing...............      564      0.5       1,153      1.1      2,013      2.0         835      0.9        708     0.9
 Commercial business loans.....    5,908      4.9       5,482      5.0      3,860      3.9       1,028      1.2        616     0.8
                                --------    -----    --------   ------   --------    -----     -------    -----    -------   -----
  Total consumer and other
   loans.......................   10,763      8.9      10,174      9.4      9,222      9.2       6,206      7.0      4,751     6.0
                                --------    -----    --------   ------   --------    -----     -------    -----    -------   -----
  Total loans receivable.......  122,727    101.0     110,017    101.2    100,850    100.7      90,412    100.9     79,600   101.0

Less:
 Unearned discount and
  origination fees.............     (314)    (0.3)       (368)    (0.4)      (355)    (0.4)       (429)    (0.5)      (507)   (0.6)
 Allowance for loan losses.....     (828)    (0.7)       (907)    (0.8)      (346)    (0.3)       (315)    (0.4)      (280)   (0.4)
                                --------    -----    --------   ------   --------    -----     -------    -----    -------   -----
  Total loans receivable,
   net......................... $121,585    100.0%   $108,742   100.00%  $100,149    100.0%    $89,668    100.0%   $78,813   100.0%
                                ========    =====    ========   ======   ========    =====     =======    =====    =======   =====

_______________________
(1) Includes $82.7 million, $17.5 million and $2.2 million of one- to four-family residential loans, commercial real estate and multi-family loans, respectively, at December 31, 1997.
(2) Includes $4.2 million and $5.3 million of home equity line of credit loans and home equity fixed rate, fixed term loans, respectively, at December 31, 1997.
(3) Includes $1.5 million of mortgage loans held for sale at December 31, 1997.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                           ONE        THREE        FIVE        TEN       BEYOND
                              WITHIN     THROUGH     THROUGH     THROUGH     THROUGH     TWENTY
                             ONE YEAR  THREE YEARS  FIVE YEARS  TEN YEARS  TWENTY YEARS  YEARS    TOTAL
                             --------  -----------  ----------  ---------  ------------  ------  --------
                                                            (IN THOUSANDS)
Real estate loans:
 First mortgage loans......   $44,173     $4,612     $14,561      $10,431      $24,165   $4,461  $102,403
 Second mortgage loans.....     4,271        338         923        3,880          149       --     9,561
 Consumer and other loans..     4,516      1,937       2,094        1,276          940       --    10,763
                              -------     ------     -------      -------      -------   ------  --------
  Total loans..............   $52,960     $6,887     $17,578      $15,587      $25,254   $4,461  $122,727
                              =======     ======     =======      =======      =======   ======  ========

     The following table sets forth at December 31, 1997, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 1998.

                               FIXED   ADJUSTABLE   TOTAL
                              -------  ----------  -------
                                     (IN THOUSANDS)
Real estate loans:
  First mortgage loans......  $38,282     $19,948  $58,230
  Second mortgage loans.....    5,290          --    5,290
  Consumer and other loans..    5,451         796    6,247
                              -------     -------  -------
      Total loans...........  $49,023     $20,744  $69,767
                              =======     =======  =======

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. A portion of one-to four-family mortgage loans originated by the Bank are secured by non-owner occupied homes which are primarily used to furnish housing to students attending the SUNY College at Oswego. The Bank generally retains in its portfolio all ARM loans that it originates. However, the Bank generally underwrites its loans so as to be eligible for resale in the secondary mortgage market. At December 31, 1997, approximately 91.1% of the Bank's one- to four-family residential real estate loans were secured by owner-occupied properties.

     Fixed-rate one- to four-family residential mortgage loans originated by the Bank are generally for terms of up to 20 years (although loans originated for sale into the secondary market can have terms up to 30 years), amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates. An origination fee of up to 3% is charged on fixed-rate mortgage loans. As a result of the low interest rate environment that has existed in recent years, many of the Bank's borrowers have refinanced their mortgage loans with the Bank at lower interest rates. During years ended December 31, 1997 and 1996, 38.2% and 49.2%, respectively, of the Bank's one- to four-family mortgage loan originations consisted of fixed-rate loans.

     The Bank also originates ARM loans which serve to reduce interest rate risk. The Bank currently originates one-year ARM loans which adjust each year at 275 basis points (100 basis points equal 1%) above the adjusted six month moving average of the six-month Treasury bill auction discount rate. The Bank also offers a loan product whereby the interest is fixed for the first five years and adjusts annually thereafter. This loan product typically is originated with terms up to 30 years. ARM loans are originated with terms ranging from 5 to 30 years. ARM loans originated by the Bank provide for maximum periodic interest rate adjustment of 2 percent per year and an overall maximum interest rate increase which is determined at the time the loan is originated. However, ARM loans may not adjust to a level below the initial rate. ARMs may be offered at an initial rate below the prevailing market rate. The Bank's one- to four-family ARM loan originations totaled $13.2 million, $8.7 million, and $8.2 million, during the fiscal years 1997, 1996, and 1995, respectively. The Bank requires that borrowers qualify for ARM loans based upon the loan's fully indexed rate.

     At December 31, 1997, $48.4 million, or 58.6%, of the Bank's one- to four-family loan portfolio consisted of ARM loans. ARM loans generally pose a credit risk in that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

     The Bank also originates loans to finance the construction of one- to four-family owner-occupied residences. Funds are disbursed as construction progresses. Loans to finance one- to four-family construction typically provide for a six-month construction phase during which interest accrues and which is deducted from the funds disbursed. Upon completion of the construction phase the loan automatically converts to permanent financing. At December 31, 1997, the Bank held $1.6 million of one- to four-family construction loans.

     The Bank's lending policies require private mortgage insurance for loan to value ratios in excess of 80%.

     COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $17.5 million, or 14.3%, of the Bank's total loan portfolio at December 31, 1997. At December 31, 1997, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 1997, the Bank's commercial real estate loans had an average principal balance of $203,000. At that date, the largest commercial real estate loan had a principal balance of $1.2 million, and was secured by a health care facility. This loan is currently performing in accordance with the original terms. Commercial real estate loans are generally offered with adjustable interest rates tied to a market index which currently is the adjusted six month moving average of the six month Treasury bill auction discount rate, with an overall interest rate cap which is determined at the time the loan is originated. Commercial real estate loans may not adjust to a level below the initial rate. The Bank generally offers commercial real estate loans with from one to five year adjustment periods. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally are underwritten to mature between 5 and 20 years with an amortization schedule of between 10 and 30 years. The Bank has in the past sold loan participations to other financial institutions and expects to do so in the future as opportunities arise.

     In underwriting commercial real estate loans the Bank reviews the expected net operating income generated by the real estate to support debt service, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank generally obtains personal guarantees from all commercial borrowers. Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired.

     MULTI-FAMILY REAL ESTATE LOANS. Loans secured by multi-family real estate (real estate containing five or more dwellings) constituted approximately $2.2 million, or 1.8%, of the Bank's total loan portfolio at December 31, 1997. At December 31, 1997, the Bank had a total of 14 loans secured by multi-family real estate properties. The Bank's multi-family real estate loans are secured by multi-family rental properties (primarily townhouses and walk-up apartments). At December 31, 1997, substantially all of the Bank's multi-family real estate loans were secured by properties located within the Bank's market area. At December 31, 1997, the Bank's multi-family real estate loans had an average principal balance of approximately $159,000 and the largest multi-family real estate loan had a principal balance of $367,000, and was performing in accordance with its terms. Multi-family real estate loans generally are offered with adjustable interest rates tied to the adjusted six month moving average of the six month Treasury Bill auction discount rate index with an overall interest rate cap which is determined at the time the loan is originated. Multi-family real estate loans may not adjust below the initial rate. Multi-family real estate loans are underwritten to mature between 5 and 20 years, and to amortize over 10 to 30 years. An origination fee of 1% is generally charged on multi-family real estate loans.

     In underwriting multi-family real estate loans, the Bank reviews the expected net operating income generated by the real estate to support the debt service, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank generally requires a debt service coverage ratio of at least 120% (net of operating expenses) of the monthly loan payment. The Bank makes multi-family real estate loans up to 75% of the appraised value of the property securing the loan. The Bank generally obtains personal guarantees from all multi-family real estate borrowers.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     SECOND MORTGAGE LOANS. The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans of 80%, or up to 90% where the Bank has made the first mortgage loan. At December 31, 1997, the disbursed portion of home equity lines of credit totaled $4.2 million. Home equity lines of credit are offered on an adjustable rate basis with interest rates tied to the prime rate as published in The Wall Street Journal, plus up to 175 basis points and with terms of up to 15 years.

     Home equity loans are fixed rate loans with terms generally up to 10 years, although on occasion the Bank may originate a home equity loan with a term of up to 15 years.

     CONSUMER LOANS. As of December 31, 1997, consumer loans totaled $4.3 million, or 3.5%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are unsecured personal loans, and loans secured by deposit accounts. Other consumer loans are offered on a fixed rate basis with maturities generally of less than five years.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness and the employment history of the applicant are of primary consideration in originating consumer loans, and in the case of home equity lines of credit, the Bank obtains a title guarantee, title search, or an opinion as to the validity of title.

     COMMERCIAL BUSINESS LOANS. The Bank currently offers commercial business loans to businesses in its market area and to deposit account holders. At December 31, 1997, the Bank had commercial business loans outstanding with an aggregate balance of $6.5 million, of which $3.0 million consisted of commercial lines of credit and $564,000 were lease financing arrangements. The average commercial business loan balance was approximately $55,000. Commercial business loans generally have fixed rates of interest. The loans are generally of short duration with average terms of five years, but which may range up to 15 years. Lease financing arrangements are loans which are secured by pools of leases for medical or dental equipment or general business office equipment.

     Underwriting standards employed by the Bank for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant.

     Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Bank generally obtains guarantees from the borrower, a third party, or the Small Business Administration, as a condition to originating its commercial business loans.

     LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as existing customers, developers, walk-in customers, real estate broker referrals, and commissioned mortgage loan originators. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Mortgage loans of up to $150,000 may be approved by any designated loan officer; mortgage loans in excess of $150,000 must be approved by the Board of Directors. Commercial loans of up to $35,000 unsecured, or $50,000 (if secured by other than real estate) may be approved by the Bank's President or either of the two lending Vice Presidents. These individuals may join their limits to a total approval amount of $105,000 unsecured, and $150,000 secured. Loans in excess of these limits must be approved by either the entire Board of Directors, or a subcommittee of the Board of Directors. The Board of Directors, at their monthly meeting, will review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1997, the Bank had commitments to originate $14.0 million of loans.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property (and, as required, flood insurance) serving as collateral, which insurance must be maintained during the full term of the loan. Title insurance, title search, or an opinion of counsel as to the validity of title are required on all loans secured by real property. In recent years, the Bank has not purchased loans originated by other lenders.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                          1997      1996      1995     1994
                                                        --------  --------  --------  -------
                                                                   (IN THOUSANDS)

Loan receivable, beginning of period..................  $110,017  $100,850  $ 90,412  $79,600

Originations:
Real estate:
 First mortgage (1)(3)................................    26,281  $ 23,496    18,219   19,739
 Second mortgage (2)..................................     2,178     1,912       643    2,014
Consumer and other loans:
 Consumer loans.......................................     2,306     3,442     2,747    3,510
 Student..............................................        --        --       438      954
 Lease financing......................................       300        --     1,177      459
 Commercial...........................................     3,525     1,850     2,756      716
                                                        --------  --------  --------  -------
  Total originations..................................    34,590    30,700    25,980   27,392

Transfer of mortgage loans to foreclosed real estate..       374       445       645      120
Repayments............................................    21,506    21,088    13,774   15,791
Loan sales............................................        --        --     1,123      669
                                                        --------  --------  --------  -------
Net loan activity.....................................    12,710     9,167    10,438   10,812
 Total loans receivable at end of period..............  $122,727  $110,017  $100,850  $90,412
                                                        ========  ========  ========  =======

______________
(1) Includes $21.3 million, and $5.0 million in one- to four-family residential loans and commercial real estate loans, respectively, for the year ended December 31, 1997.
(2) Includes $2.1 million in home equity loans and a net change of $53,000 in home equity lines of credit for the year ended December 31, 1997.
(3) Includes $1.5 million of mortgage loans held for sale originated during the year ended December 31, 1997.

     LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1997, the Bank had $314,000 of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Bank recognized fees and service charges of $1.0 million, $873,000, and $771,000, for the fiscal years ended December 31, 1997, 1996, and 1995, respectively.

     LOANS-TO-ONE BORROWER. With certain limited exceptions, a New York chartered savings bank may not make unsecured loans or extend unsecured credit for commercial, corporate or business purposes (including lease financing) to a single borrower, which in the aggregate exceed 15% of the Bank's net worth. At December 31, 1997, the Bank's largest lending relationship totaled $1.6 million and consisted of loans secured by retail businesses and properties. The Bank's second largest lending relationship totaled $1.5 million and consisted of loans secured by commercial real estate and marketable securities. The Bank's third largest lending relationship totaled $1.5 million and consisted of loans secured by retail businesses and properties. The Bank's fourth largest lending relationship totaled $1.4 million and was secured by a retail office plaza, retail business property and residence. The Bank's fifth largest lending relationship totaled $1.4 million and consisted of loans secured by multi-family residential housing and residence. At December 31, 1997 all of the aforementioned loans were performing in accordance with their terms.

DELINQUENCIES AND CLASSIFIED ASSETS

     DELINQUENCIES. The Bank's collection procedures provide that when a loan is 15 days past due, a computer-generated late notice is sent to the borrower requesting payment. If the delinquency continues, at 30 days a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due, and no progress has been made in resolving the delinquency, the Bank will send a 10-day demand letter and personal contact is attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower for mortgage loans, and a final demand letter is presented to the borrower of non-real estate loans, giving 30 days to repay all outstanding interest and principal. If not cured, foreclosure proceedings or other appropriate legal actions are initiated to minimize any potential loss.

     NON-PERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due or less than 90 days, in the event the loan has been referred to the Bank's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. At December 31, 1997, the Bank had non-performing assets of $2.3 million, and a ratio of non-performing loans and real estate owned ("REO") of 1.2% total assets. Non-performing assets decreased $393,000, or 14.6%, to $2.3 million in 1997 from $2.7 million in 1996. Non-performing assets, however, have increased $800,000, or 53%, from $1.5 million in 1995. While the changes in non-performing assets tend to be cyclical, the increase over this two-year period is primarily due to higher delinquent payments on one- to four-family and multi-family residential loans and a $231,000 increase in commercial business loan delinquencies. The average loan-to-value collateral ratios of the mortgages is approximately 65%. Commercial business loans with payments due over 90 days represent two loans, one of which has a principal balance of $220,000. This loan is in foreclosure and is 75% guaranteed by the Small Business Administration.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as REO until such time as it is sold. These properties are carried at the lower of their recorded amount or estimated fair value less estimated costs to sell the property. REO totaled $767,000. $700,000,and $586,000 at December 31, 1997, 1996,and 1995, respectively.

     The largest component of REO consists of a real estate development project which had a net book value of $483,000 at December 31, 1997. The Bank originally entered into a $570,000 commercial real estate loan in 1988 for the development of 49 single family residences. This loan was made under the "leeway provision" of the New York State Banking Law. Under this provision of the Banking Law the lending relationship was originally structured so that the Bank held title to the property securing the loan subject to the fulfillment of the borrower's obligations under the loan. In 1990, the developer became insolvent, was unable to satisfy the terms of the loan and the Bank assumed control of the project. During 1997, the Bank invested an additional $276,000 to further the land for development. The Bank has developed and sold 25 lots through December 31, 1997. The proceeds from the sale of the lots are used to reduce the outstanding balance of REO. The Bank believes it will fully recover its investment in this property.

DELINQUENT LOANS AND NON-PERFORMING ASSETS

     The following table sets forth information regarding the Bank's loans delinquent 90 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, the Bank reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15 and SFAS 114.

                                                                             AT DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1997       1996       1995       1994       1993
                                                          ---------  ---------  ---------  ---------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Loans delinquent 90 days or more:
 Real estate loans.....................................   $  1,255   $  1,953   $    849   $  1,045   $    745
 Consumer loans........................................        283         45         70         69         43
                                                          --------   --------   --------   --------   --------
   Total delinquent loans...............................     1,538      1,998        919      1,114        788
Total REO...............................................       767        700        586        610        809
                                                          --------   --------   --------   --------   --------
     Total nonperforming assets (1).....................  $  2,305   $  2,698   $  1,505   $  1,724   $  1,597
                                                          ========   --------   ========   ========   ========

Total loans delinquent 90 days or more
 to total loans receivable (2)..........................       1.0%       1.8%       0.9%       1.2%       1.0%
Total loans delinquent 90 days or more to total assets..       0.8%       1.1%       0.5%       0.7%       0.6%
Total nonperforming assets to total assets..............       1.2%       1.4%       0.8%       1.0%       1.2%

Net loans receivable(3).................................   121,585    108,742    100,149     89,668     78,813
                                                          --------   --------   --------   --------   --------
Total assets............................................  $196,770   $189,937   $180,952   $170,715   $129,270
                                                          ========   ========   ========   ========   ========

_______________
(1) Net of specific valuation allowances.
(2) Net of unearned discount, and the allowance for loan losses.
(3) Includes $1.5 million of mortgage loans held for sale at December 31, 1997.

     During the year ended December 31, 1997, and year ended December 31, 1996, respectively, additional gross interest income of $117,000 and $81,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during the same periods.

     The following table sets forth information with respect to loans past due 30-89 days in the Bank's portfolio at the dates indicated.

                                           AT DECEMBER 31,
                                --------------------------------------
                                 1997    1996    1995    1994    1993
                                ------  ------  ------  ------  ------
                                            (IN THOUSANDS)
Loans past due 30-89 days:
 Real estate loans............  $2,232  $1,867  $2,465  $1,503  $1,537
 Consumer and other loans.....     296     249     133     137     423
                                ------  ------  ------  ------  ------
  Total past due 30-89 days...  $2,528  $2,116  $2,598  $1,640  $1,960
                                ======  ======  ======  ======  ======

     The following table sets forth information regarding the Bank's delinquent loans 60 days and greater and REO at December 31, 1997.

                                                                     AT DECEMBER 31, 1997
                                                                     --------------------
                                                                      BALANCE      NUMBER
                                                                     --------      ------
                                                                        (IN THOUSANDS)
Residential real estate:
 Loans 60 to 89 days delinquent....................................    $  679        15
 Loans more than 90 days delinquent................................     1,255        30
Consumer and commercial business loans 60 days or more delinquent..       404        31
Real estate owned..................................................       767         7
                                                                       ------        --
   Total...........................................................    $3,105        83
                                                                       ======        ==

     CLASSIFICATION OF ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

     When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal and state regulatory authorities, which can order the establishment of additional general or specific loss allowances. The Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.

     The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                     AT DECEMBER 31,
                              ------------------------------
                               1997    1996    1995    1994
                              ------  ------  ------  ------
                                      (IN THOUSANDS)

Substandard assets (1)......  $1,719  $1,980  $1,163  $1,534
Doubtful assets.............      55      59      34      11
Loss assets.................      16       6       5       2
                              ------  ------  ------  ------
   Total classified assets..  $1,790  $2,045  $1,202  $1,547
                              ======  ======  ======  ======

___________
(1) Includes $483,000, $250,000, $292,000 and $421,000 for a real estate development project classified as REO at December 31, 1997, 1996, 1995 and 1994, respectively.

     ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Bank reviews on a quarterly basis the loans in its portfolio which have demonstrated delinquencies, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, past loss experience, present economic conditions and other factors deemed relevant by management. Management calculates the general allowance for loan losses on past experience as well as current delinquencies and the composition of the Bank's loan portfolio. While both general and specific loss allowances are charged against earnings, general loan loss allowances are included, subject to certain limitations, as capital in computing risk-based capital under federal regulations.

     In accordance with SFAS 114, a loan is considered impaired when each of the following criteria are met: the loan is of a material size, the loan is considered to be non-performing, and a loss is probable. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historic effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. Management believes that the Bank's current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses at or for the periods indicated.

                                                                   AT OR FOR THE PERIOD ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                               1997       1996       1995       1994      1993
                                                             ---------  ---------  ---------  --------  --------
                                                                           (DOLLARS IN THOUSANDS)
Total loans receivable, net................................  $121,585   $108,742   $100,149   $89,668   $78,813
Average loans outstanding..................................   113,651    104,354     95,979    84,596    78,355
Allowance balance (at beginning of period).................       906        346        315       280       296
Provision for losses:
 Real estate...............................................       121         90         53        30        10
 Consumer and other loans..................................       140        546         50        35        23
Charge-offs:
 Real estate...............................................        --         --         17        14        --
 Consumer and other loans..................................       358         93         64        80       146
Recoveries:
 Real estate...............................................        --         --         --         6        --
 Consumer and other loans..................................        18         17          9        58        97
                                                             --------   --------   --------   -------   -------
Allowance balance (at end of period).......................  $    827   $    906   $    346   $   315   $   280
                                                             ========   ========   ========   =======   =======

Allowance for loan losses as a percent of net loans
 receivable at end of period...............................       0.7%       0.8%       0.3%      0.4%      0.4%
Loans charged off as a percent of average loans
 outstanding...............................................       0.3%       0.1%       0.1%      0.1%      0.2%
Ratio of allowance for loan losses to total nonperforming
 loans at end of period (1)................................      53.8%      45.3%      37.6%     28.3%     35.5%
Ratio of allowance for loan losses to total nonperforming
 assets at end of period (1)...............................      35.9%      33.6%      23.0%     18.3%     17.5%

_____________
(1)  Net of specific reserves.

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        AT DECEMBER 31,
                                           --------------------------------------------------------------------------
                                                      1997                      1996                    1995
                                           -------------------------  ------------------------  --------------------
                                                         % OF LOANS                % OF LOANS            % OF LOANS
                                                           IN EACH                   IN EACH               IN EACH
                                                        CATEGORY TO                CATEGORY TO           CATEGORY TO
                                             AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS   AMOUNT  TOTAL LOANS
                                           -----------  ------------  -----------  -----------  -------- -----------
                                                                                   (DOLLARS IN THOUSANDS)
Balance at end of period applicable to:
 Real estate loans.......................     $461          91.23%        $340        90.66%      $ 250      90.86%
 Consumer and other loans................      366           8.77          566         9.34          96       9.14
                                              ----         ------         ----       ------      ------     ------

  Total allowance for loan losses (1)....     $827         100.00%        $906       100.00%      $ 346     100.00%
                                              ====         ======         ====       ======      ======     ======

_________________
(1)  Percentages include unearned discount and origination fees.

INVESTMENT ACTIVITIES

     The investment policy of the Bank established by the Board of Directors attempts to provide and maintain liquidity, maintain a high quality diversified investment portfolio in order to obtain a favorable return on investment without incurring undue interest rate and credit risk, provide collateral for pledging requirements, and to complement the Bank's lending activities. At December 31, 1997, the Bank had investment securities with an aggregate amortized cost value of $55.6 million and a market value of $56.8 million. At December 31, 1997, the Bank's carrying value of investment securities consisted of $18.3 million of corporate debt issues and $11.9 million of securities issued or guaranteed by the United States Government or agencies thereof and state and municipal obligations. The corporate debt issues primarily consist of financial corporation debt and industrial debentures (the largest single issue was $1.0 million). These issues generally have maturities of between two and five years. All corporate debt investments have been rated as investment grade by either Moody's or Standard & Poor's. Typically, such investments yield 30-50 basis points more than Treasury securities with comparable maturities. To a lesser extent, the Bank also invests in mutual funds and equity securities. At December 31, 1997, the Bank held $1.1 in common stock and $1.8 million in an equity mutual fund. At December 31, 1997, the Bank had invested $23.2 million in mortgage-backed securities, net. Mortgage-backed securities, like mortgage loans, amortize over the life of the security as the underlying mortgages are paid down. The speed at which principal payments above normally scheduled amortization occurs, is generally unpredictable. Historically, the securities have paid down more rapidly in a falling interest rate environment, thereby shortening the life of the security. Likewise, in a rising interest rate environment, the life of the mortgage-backed security tends to extend. The result is that, generally, the Bank will receive more investable funds in lower interest rate environments and less investable funds during periods of higher interest rates. The embedded option on the part of the underlying mortgagee to prepay the loan, therefore, tends to impact the value of the security and can adversely impact the Bank's net interest margin. The Bank's investments are, generally, liquid, and therefore allow the Bank to respond more readily to changing market conditions. The investment portfolio is accounted for in accordance with FASB Statement 115. At December 31, 1997, the Bank's available-for-sale and held-to-maturity portfolios had carrying values of $51.7 million and $5.1 million, respectively.

     The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. For further information regarding the Bank's investments see Note 2 to the Notes to Financial Statements.

     INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At December 31, 1997, the market value of the Bank's investments was approximately $56.8 million. The market value of investments includes interest-earning deposits, and mortgage-backed securities.

                                                                       AT DECEMBER 31,
                                                          ---------------------------------------
                                                           1997        1996      1995      1994
                                                          -------    --------  --------  --------
                                                                         (IN THOUSANDS)
Investment securities:
 U.S. Government and agency obligations.................  $ 4,856    $ 5,879   $ 8,171  $ 6,070
 State and municipal obligations........................    6,636      6,172     5,297    3,072
 Corporate debt issues..................................   18,121     22,060    28,533   33,192
 Equity securities......................................    1,139        557        69       87
 Mutual funds...........................................    1,785      1,178     1,865    5,872
                                                          -------    -------   -------  -------
                                                           32,537     35,846    43,935   48,293

Unrealized gain (loss) on available for sale portfolio..    1,126        827       996     (158)
                                                          -------    -------   -------  -------
  Total investment securities...........................   33,663     36,673   $44,931  $48,135
                                                          -------    -------   -------  -------
Interest-earning deposits in other institutions.........       --         --        --    2,043
Federal funds sold......................................       --      1,550     8,200   11,584
                                                          -------    -------   -------  -------
   Total investments....................................  $33,663    $38,223   $53,131  $61,762
                                                          =======    =======   =======  =======
Mortgage-backed securities, net:
 Adjustable rate........................................    3,823      4,787     2,812      247
 Fixed rate.............................................   19,200     18,179     5,100      769
                                                          -------    -------   -------  -------
                                                           23,023     22,966     7,912    1,016
Unrealized gain (loss) on available for sale portfolio..      135       (137)       41      (24)
                                                          -------    -------   -------  -------
   Total mortgage-backed securities, net................  $23,158    $22,829   $ 7,953  $   992
                                                          =======    =======   =======  =======

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the carrying value, market value, average life in years, and annualized weighted average yield of the Bank's investment portfolio at December 31, 1997.

                                                                                     ANNUALIZED
                                                                            AVERAGE   WEIGHTED
                                                         CARRYING  MARKET    LIFE      AVERAGE
                                                          VALUE     VALUE    YEARS      YIELD
                                                         --------  -------  -------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government treasury..............................  $   220  $   222    2.286      6.83%
  U.S. Government agency................................    4,636    4,662    6.480      6.97
  State and municipal obligations.......................    6,636    7,060    7.433      5.73
  Corporate debt issues.................................   18,121   18,345    2.791      7.07
  Marketable equity securities..........................    2,924    3,400       --      6.85
                                                          -------  -------    -----     -----
      Total.............................................  $32,537  $33,689              6.761
                                                          -------  =======              =====
    Unrealized gain on available for sale portfolio.....    1,126
                                                            -----
Carrying value of investment securities.................  $33,663
                                                          =======
Investment securities held to maturity: (1)
  Corporate debt obligations............................  $ 5,115    5,141    1.409     7.173
                                                          =======  =======    =====     =====

__________________
(1) The information is included above as a component of corporate debt issues.

     SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1997. Yield is calculated on the amortized cost to maturity.

                                                                             AT DECEMBER 31, 1997
                                           ----------------------------------------------------------------------------------------
                                              ONE YEAR OR LESS    ONE TO FIVE YEARS       FIVE TO TEN YEARS     MORE THAN TEN YEARS
                                           --------------------  --------------------   ---------------------  --------------------
                                                     ANNUALIZED            ANNUALIZED              ANNUALIZED            ANNUALIZED
                                                      WEIGHTED              WEIGHTED                WEIGHTED              WEIGHTED
                                           CARRYING    AVERAGE   CARRYING    AVERAGE    CARRYING     AVERAGE    CARRYING   AVERAGE
                                            VALUE       YIELD     VALUE       YIELD      VALUE        YIELD      VALUE       YIELD
                                           --------  ----------  --------  ----------   --------   ----------   --------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Debt investment securities:
  U.S. Agency securities...................      --        --    $1,084       7.010%    $ 3,514       6.919%   $    38       9.429%
  U.S. Government securities...............      --        --       201       6.420          --          --         19      11.154
  State and municipal obligations..........     251     6.408     1,502       5.954       3,422       5.562      1,461       5.644
  Corporate debt issues....................   8,655     7.579     3,329       6.604       4,382       7.069      1,755       7.124
                                            -------     -----    ------       -----     -------       -----    -------      ------
        Total.............................. $ 8,906     7.546    $6,116       6.510     $11,318       6.567    $ 3,273       6.514
                                            =======              ======                 =======                =======
Equity and mortgage-backed securities:
  Mutual funds............................. $ 1,785     0.700%   $   --          --%    $    --          --%   $    --          --%
  Mortgage-backed securities...............      --        --     1,249       6.789       4,236       7.048     17,538       6.957
  Common stock.............................   1,139     6.153        --          --          --          --         --          --
                                            -------     -----    ------       -----     -------       -----    -------      ------
        Total.............................. $ 2,924     2.824    $1,249       6.789     $ 4,236       7.048    $17,538       6.957
                                            =======              ======                 =======                =======

        Total investment securities........ $11,830     6.379    $7,365       6.558     $15,554       6.698    $20,811       6.887
                                            =======              ======                 =======                =======

Unrealized gain on available for sale portfolio

        Total carrying value.............

Investment securities held to maturity: (1)
  Corporate debt obligations............... $ 4,271     7.328        --          --     $   774       6.592    $    70       4.131
                                            -------              ------                 -------                -------
      Total securities..................... $ 4,271     7.328    $    0       0.000%    $   774       6.592    $    70       4.131
                                            =======              ======                 =======                =======

                                                             AT DECEMBER 31, 1997
                                                       --------------------------------
                                                         TOTAL INVESTMENT SECURITIES
                                                                          ANNUALIZED
                                                                           WEIGHTED
                                                       CARRYING  MARKET     AVERAGE
                                                        VALUE     VALUE      YIELD
                                                       --------  -------  -----------
                                                          (DOLLARS IN THOUSANDS)
Debt investment securities:
  U.S. Agency securities..............................  $ 4,636  $ 4,662       6.975%
  U.S. Government securities..........................      220      222       6.816
  State and municipal obligations.....................    6,636    7,060       5.730
  Corporate debt issues...............................   18,121   18,345       7.070
                                                        -------  -------       -----
        Total.........................................  $29,613  $30,289       6.753
                                                        =======  =======
Equity and mortgage-backed securities:
  Mutual funds........................................  $ 1,785  $ 1,785       0.700%
  Mortgage-backed securities..........................   23,023   23,158       6.964
  Preferred stock.....................................       --       --          --
  Common stock........................................    1,139    1,615       6.153
                                                        -------  -------       -----
        Total.........................................  $25,947  $26,558       6.497
                                                        =======  =======

        Total investment securities...................  $55,560  $56,847       6.634
                                                        =======  =======

Unrealized gain on available for sale portfolio.......    1,261
                                                        -------
        Total carrying value..........................  $56,821
                                                        =======

Investment securities held to maturity: (1)
  Corporate debt obligations..........................  $ 5,115  $ 5,141       7.173
                                                        -------  -------
      Total securities................................  $ 5,115  $ 5,141       7.173
                                                        =======  =======

____________________________________
(1) The information is included as a component of debt investment securities.

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities and operations and from other borrowings. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, passbook and club accounts, money market deposit, term certificate accounts and individual retirement accounts. While the Bank accepts deposits of $100,000 or more, it generally does not currently offer premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Bank has a committee which meets weekly to evaluate the Bank's internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and the number of certificates of deposit maturing in the upcoming week. This committee executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area.

     DEPOSIT PORTFOLIO. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's savings and other deposits as of December 31, 1997:

  WEIGHTED                                                                                                  PERCENTAGE
   AVERAGE                                                                      MINIMUM                      OF TOTAL
INTEREST RATE       MINIMUM TERM               CHECKING AND SAVINGS DEPOSITS    AMOUNT         BALANCES      DEPOSITS
-------------       ------------               -----------------------------    ------         --------      --------
                                                                                            (IN THOUSANDS)

    0.000               None                   Non-interest demand account      $    50        $  7,644          5.03%
    2.560               None                   NOW accounts                         500          13,306          8.75
    3.010               None                   Passbook and club accounts           100          63,937         42.05
    2.849               None                   Money market accounts              2,500             113          0.07

                                               CERTIFICATES OF DEPOSIT
                                               -----------------------

    4.942           6 months                   Fixed term, fixed rate             2,500           5,247          3.45%
    5.653           9 months                   Fixed term, fixed rate             1,000             100          0.07
    5.608           12 months                  Fixed term, fixed rate             1,000          19,423         12.77
    6.091           15 months                  Fixed term, fixed rate             1,000          10,025          6.59
    4.969           18 months                  Fixed term, variable rate          1,000           1,856          1.22
    5.557           18 months                  Fixed term, fixed rate             1,000           2,617          1.72
    5.640           24 months                  Fixed term, fixed rate             1,000           3,445          2.27
    5.820           30 months                  Fixed term, fixed rate             1,000           4,368          2.87
    6.036           36 months                  Fixed term, fixed rate (1)         1,000           5,443          3.58
    6.064           48 months                  Fixed term, fixed rate (1)         1,000           4,718          3.10
    6.050           60 months                  Fixed term, fixed rate             1,000           1,627          1.07
    6.779           84 months                  Fixed term, fixed rate             1,000           7,641          5.03
    6.194           60 through 120 months      Fixed term, fixed rate             1,000             549          0.36
                                                                                               --------        ------
                    TOTAL                                                                      $152,059(2)     100.00
                                                                                               ========        ======

__________________
(1) This deposit product allows the depositor to elect to adjust the interest rate paid once during the initial term of the deposit to the then prevailing rate.
(2) Table excludes escrow accounts totalling $340,000 at December 31, 1997.

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                    BALANCE   PERCENT              BALANCE    PERCENT              BALANCE    PERCENT
                                       AT        OF       INCR.       AT         OF       INCR.       AT         OF       INCR.
                                    12/31/97  DEPOSITS   (DECR)    12/31/96   DEPOSITS   (DECR)    12/31/95   DEPOSITS   (DECR)
                                    --------  --------  --------   --------   --------  --------   --------   --------  --------
                                                                                               (IN THOUSANDS)
Club accounts...................    $    792     0.52%  $    131   $    661      0.42%  $    110   $    551       0.3%  $    (67)
Noninterest accounts............       7,644     5.03        303      7,341      4.63        129      7,212       4.6      1,124
NOW accounts....................      13,306     8.75        224     13,082      8.24        917     12,165       7.7       (912)
Passbooks.......................      63,145    41.53     (1,828)    64,973     40.94     (5,495)    70,468      44.6     (7,027)
Money market deposit accounts...         113     0.07        (61)       174      0.11        (78)       252       0.2       (532)
Time deposits which mature:
 Within 12 months...............      38,860    25.56    (14,075)    52,935     33.36     15,011     37,924      24.0     10,762
 Within 12-36 months............      22,611    14.87      7,679     14,933      9.41     (5,968)    20,901      13.2     (1,977)
 Beyond 36 months...............       5,588     3.67        990      4,598      2.90     (3,914)     8,512       5.4        850
                                    --------   ------   --------   --------     -----   --------   --------     -----   --------

   Total........................    $152,059   100.00%  $ (6,637)  $158,697     100.0%  $    712   $157,985     100.0%  $  2,221
                                    ========   ======   ========   ========     =====   ========   ========     =====   ========
                                    BALANCE    PERCENT                BALANCE
                                       AT         OF        INCR.        AT
                                    12/31/94   DEPOSITS    (DECR)     12/31/93
                                    --------   --------   --------    --------
Club accounts...................    $    618       0.4%   $    304    $    314
Noninterest accounts............       6,088       3.9       1,056       5,032
NOW accounts....................      13,077       8.4       6,208       6,869
Passbooks.......................      77,495      49.8       8,911      68,584
Money market deposit accounts...         784       0.5         546         238
Time deposits which mature:
 Within 12 months...............      27,162      17.4       9,104      18,058
 Within 12-36 months............      22,878      14.7      15,718       7,160
 Beyond 36 months...............       7,662       4.9      (1,427)      9,089
                                    --------     -----    --------    --------
   Total........................    $155,764(1)  100.0%   $ 40,420    $115,344
                                    ========     =====    ========    ========

------------------
(1) Table excludes escrow accounts totalling $340,000 at December 31, 1997.

     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                        AT DECEMBER 31,
                                          ------------------------------------------
                                            1997        1996       1995       1994
                                          -------     --------    -------   --------
                                                        (IN THOUSANDS)
RATE
----
3.00% or less..........................  $    139    $    180    $    274   $    136
3.01 - 4.99%...........................     7,253      10,665       3,601     24,210
5.00 - 6.99%...........................    55,228      57,128      58,313     28,010
7.00 - 8.99%...........................     4,552       4,667       5,347      5,009
9.00 - 10.99%..........................        --          --          53        337
                                         --------    --------    --------   --------
                                         $ 67,172    $ 72,640    $ 67,588   $ 57,702
                                         ========    ========    ========   ========

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1997.

                                             ---------------------------------------------------------------------
                                                                       AMOUNT DUE
                                             LESS THAN       1-2         2-3       3-4      4-5    AFTER 5
                                              ONE YEAR      YEARS       YEARS     YEARS    YEARS    YEARS   TOTAL
                                             ----------   ---------   --------  -------- -------  -------- -------
                                                                      (IN THOUSANDS)
RATE
3.00% or less.............................   $   139      $    --     $   --    $   --   $   --   $   --   $   139
3.01 - 3.99%..............................         6           10         --        --       --       --        16
4.00 - 4.99%..............................     6,475          755          6        --       --       --     7,237
5.00 - 5.99%..............................    27,770       14,113      2,609     1,645      549    1,454    48,140
6.00 - 6.99%..............................     1,927        1,412      2,498       289      732      230     7,088
7.00 - 7.99%..............................        --        3,669         --        --               764     4,433
8.00% and above...........................        --          119         --        --       --       --       119
                                             -------      -------     ------    ------   ------   ------   -------
                                             $36,317      $20,078     $5,113    $1,934   $1,281   $2,448   $67,172
                                             =======      =======     ======    ======   ======   ======   =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                                                    CERTIFICATES
                                                                                     OF DEPOSIT
                                                                                     OF $100,000
          REMAINING MATURITY                                                           OR MORE
          ------------------                                                        ---------------
                                                                                    (IN THOUSANDS)
          Three months or less................................................         $  1,768
          Three through six months............................................            1,535
          Six through twelve months...........................................            2,010
          Over twelve months..................................................            3,142
                                                                                       --------
             Total............................................................         $  8,455
                                                                                       ========

     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated:

                                                                                             AT DECEMBER 31,
                                                                                ------------------------------------------
                                                                                  1997        1996      1995       1994
                                                                                --------    --------   --------  ---------
                                                                                             (IN THOUSANDS)

Balance at beginning of period................................................  $158,697    $157,985   $155,764   $115,344
Net deposits (withdrawals)....................................................   (12,920)     (5,611)    (4,034)    35,727
Interest credited.............................................................     6,283       6,323      6,255      4,693
                                                                                --------    --------   --------   --------
Ending balance................................................................   152,060     158,697    157,985    155,764
                                                                                --------    --------   --------   --------
Net increase (decrease) in deposits...........................................  $ (6,637)   $    712   $  2,251   $ 40,420
                                                                                ========    ========   ========   ========

BORROWINGS

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. At December 31, 1997, the Bank had $7.9 million in funds obtained from repurchase agreements outstanding, $5.8 million in an overnight line of credit, and $4.5 million in term advances. The Bank is a member of the Federal Home Loan Bank System.

     The following table summarizes the outstanding balance of short-term borrowing of the Bank for the years indicated.


                                             AT DECEMBER 31,
                                         ------------------------
                                           1997     1996    1995
                                         --------  -------  -----
                                              (In thousands)
Overnight Line of Credit                 $ 5,750   $   --   $  --
Term borrowings (original term)
 90 days or less                           7,942    7,610      --
 1 year                                    3,550       --      --
 2 year                                    1,000       --      --
                                         -------   ------   -----
   Balance at end of period              $18,242   $7,610   $  --
                                         =======   ======   =====

Daily average during the year             10,212    1,472      --
Maximum month-end balance                 18,892    7,610      --
Weighted average rate during the year       5.92%    5.90%     --
Year-end average rate                       5.84%    5.47%     --

PERSONNEL

     As of December 31, 1997, the Bank had 59 full-time and 18 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

REGULATION AND SUPERVISION

GENERAL

     The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation by the State of New York Banking Department (the "Department") as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in such regulation, whether by the Department, the FDIC or through legislation, could have a material adverse impact on the Holding Company, the Bank, and their operations and stockholders. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the FRB and the Department and the FDIC which administers the provisions of the Securities Exchange Act of 1934. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

     The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in common stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

     New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of directors and the interested party must abstain from participating directly or indirectly in the voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

     Under the New York State Banking Law, the Superintendent of Banks (the "Superintendent") may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Department against the Bank or any of its directors or officers.

     STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe regulatory standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. In November 1993, the federal banking agencies, including the FDIC, proposed regulations regarding the implementation of these standards.

     OTHER DEPOSIT INSURANCE REFORMS. FDICIA amended the FDI Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers are required to register with the FDIC.

     CONSUMER PROTECTION PROVISIONS. FDICIA enacted consumer oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

     UNIFORM LENDING STANDARD. Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency

Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal banking regulators.

     The Interagency Guidelines, among other things, require depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by undeveloped land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans, the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four- family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g. farmland, commercial property and other income-producing property including non-owner-occupied, one- to four- family property) the supervisory limit is 85%.

     The Interagency Guidelines indicate that on a case-by-case basis it may be appropriate to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multi-family and other non-one- to four- family residential properties should not exceed 30% of total capital.

     The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the United States Government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of state governments, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

INSURANCE OF DEPOSIT ACCOUNTS

     The Bank is a member of the Bank Insurance Fund ("BIF"). The BIF has achieved the required reserve ratio of 1.25% of insured reserve deposits. At December 31, 1997 the Bank held $24.6 million in deposits which are insured by the Savings Association Insurance Fund. The Bank paid $33,000 in federal deposit insurance premiums for the fiscal year ended December 31, 1997, as compared to $236,000 in 1996.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1997, the Bank's capital exceeded the capital requirements imposed by the FDIC.

CAPITAL MAINTENANCE

     The FDIC has issued regulations that require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital ratio requirement of not less than 3.0% for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus additional capital of at least 100 to 200 basis points. Core capital (also referred to as "Tier 1 capital") is comprised of the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights).

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8% and core capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or off-balance sheet item. The components of core capital are equivalent to those discussed above under the leverage capital ratio requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

LOANS-TO-ONE-BORROWER LIMITATIONS

     With certain limited exceptions, a New York State chartered savings bank may not make unsecured loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. In addition, the Bank may make secured loans or extensions of credit to a single borrower which aggregate 25% of the Bank's net worth provided that the underlying collateral is valued in an amount equal to at least 10% of the Bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

COMMUNITY REINVESTMENT ACT

     Federal Regulation. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system which replaced the five-tiered numerical rating system.

     New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. At December 31, 1997, the Bank complied with its NYCRA requirements.

     The Bank's CRA rating as of its latest examination was satisfactory.

FEDERAL RESERVE SYSTEM

     Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). At December 31, 1997, the Bank complied with these requirements.

HOLDING COMPANY REGULATION

     The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. The Company's consolidated capital exceeds these requirements.

     A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services: (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the FRA on any extension of credit to the bank holding company or its subsidiaries, and on the acceptance of stocks or securities of such holding company or its subsidiaries as collateral, and on the acceptance of such stocks or securities as collateral for loans. In addition, related provisions of the FRA and FRB regulations limit the amount of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

     NEW YORK STATE BANK HOLDING COMPANY REGULATION. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Department is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company will not be a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company would cause it to become such.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

     BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions.

     MINIMUM TAX.   The Code imposes an alternative minimum tax ("AMT") at a
rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1997, the Bank had no net operating loss carryforwards for federal income tax purposes.

     The Internal Revenue Service has examined the federal income tax return for the fiscal year ended 1992; the fiscal year-end tax returns for 1991, 1993, 1994 and 1995 remain open. See Note 12 to the Financial Statements.

STATE TAXATION

     NEW YORK TAXATION. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250.
Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain modifications.

     DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.   PROPERTIES
--------------------

     The Bank conducts its business through its main office located in Oswego, New York, and four full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1997. The aggregate net book value of the Bank's premises and equipment was $3.7 million at December 31, 1997. For additional information regarding the Bank's properties, see Note 5 to Notes to Financial Statements.

LOCATION                   OPENING DATE  OWNED/LEASED   ANNUAL RENT
--------                   ------------  -------------  -----------
Main Office                  1874           Owned             --
-----------
214 West First Street
Oswego, New York  13126

Plaza Branch                 1989           Owned (1)         --
------------
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                1978           Owned             --
-------------
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch           1994           Owned             --
------------------
34 East Bridge Street
Oswego, New York  13126

Fulton Branch                  1994         Owned           --
-------------
114 Oneida Street
Fulton, New York  13068

_____________________________
(1) The property is owned; the underlying land is leased.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
-------------------------------------------------------------------------------

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The selected financial information for the year ended December 31, 1997 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

  The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

  None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

     (b) Set forth below is information concerning the Principal Officers of the Company.

     NAME                AGE        POSITIONS HELD WITH THE COMPANY
---------------------    ---   ----------------------------------------
Chris C. Gagas            67   Chairman of the Board, President  and Chief
                               Executive Officer

Anita J. Austin           48   Internal Auditor

Melissa A. Dashnau        40   Vice President, Secretary

James A. Dowd, CPA        30   Controller

Edgar J. Manwaring        52   Vice President--Lending

Gregory L. Mills          37   Vice President, Director of Marketing, Branch
                               Administrator

W. David Schermerhorn     37   Executive Vice President-Lending

Thomas W. Schneider       37   Executive Vice President and Chief Financial
                               Officer

Barry S. Thompson         43   Senior Vice President, Compliance Officer and
                               Security Officer

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is set forth under the caption "Certain Transactions" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)(1) Financial Statements
            --------------------

 The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

             (A) Independent Auditors' Report;

             (B) Consolidated Statements of Condition - December 31, 1997
                 and 1996.

             (C) Consolidated Statements of Income - years ended December 31,
                 1997, 1996 and 1995;


             (D) Consolidated Statements of Stockholders' Equity - years ended
                 December 31, 1997, 1996 and 1995

             (F) Consolidated Statements of Cash Flows - years ended December
                 31, 1997, 1996 and 1995; and


             (G) Notes to Consolidated Financial  Statements.

     (a)(2) Financial Statement Schedules
            -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b)    Reports on Form 8-K
            -------------------

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.


     (c)    Exhibits
            --------
     3.1               Certificate of Incorporation of Pathfinder Bancorp, Inc.
                       Incorporated herein by reference to the Company's registration statement on S-4, file no. 333-36051 (the " S-4")

     3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4

     4                 Form of Stock Certificate of Pathfinder Bancorp, Inc.
                       Incorporated by reference to the Company's S-4

     10.1 Form of Oswego City Savings Bank 1997 Stock Option Plan Incorporated by reference to the Company's S-4

     10.2 Form of Oswego City Savings Bank 1997 Recognition and Retention Plan Incorporated by reference to the Company's S-4

     10.3 Employment Agreement between the Bank and Chris C. Gagas, President and Chief Executive Officer Incorporated by reference to the Company's S-4

     10.4              Employment Agreement between the Bank and Thomas W.
                       Schneider, Vice President and Chief Financial Officer Incorporated by reference to the Company's S-4

     10.5 Employment Agreement between the Bank and W. David Schermerhorn, Vice President - Loan Administration Incorporated by reference to the Company's S-4

     13                Annual Report to Stockholders

     21                Subsidiaries of Company

     27                Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PATHFINDER BANCORP, INC.


Date:     March 30, 1998              By:  /s/ Chris C. Gagas
                                           -------------------------------------

                                           Chris C. Gagas
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:/s/ Chris C. Gagas                 By:/s/ Thomas W.Schneider
   --------------------------------      ------------------------------------
   Chris C. Gagas, President,                 Thomas W. Schneider, Executive
   Chief Executive Officer and                Vice President and Chief
   Chairman of the Board                      Financial Officer (Principal
  (Principal Executive Officer)               Financial Officer)

Date:  March 30, 1998                    Date:  March 30, 1998

By:/s/ James A. Dowd                     By:/s/ Chris R. Burritt
   --------------------------------         ---------------------------------
   James A. Dowd, Controller                Chris R. Burritt, Director
   (Principal Accounting Officer)

Date:  March 30, 1998                    Date: March 30, 1998

By:/s/ Bruce E. Manwaring                By:/s/ Raymond W. Jung
   --------------------------------         ---------------------------------
   Bruce E. Manwaring., Director            Raymond W. Jung,  Director

Date:  March 30, 1998                    Date:  March 30, 1998

By:/s/ L. William Nelson, Jr.            By:/s/Victor S. Oakes
   --------------------------------         ---------------------------------
   L. William Nelson, Jr., Director         Victor S. Oakes, Director

Date:  March 30, 1998                    Date: March 30, 1998


By:/s/ Lawrence W. O'Brien               By:/s/ Corte J. Spencer
   --------------------------------         ---------------------------------
   Lawrence W. O'Brien, Director            Corte J. Spencer, Director

Date:  March 30, 1998                    Date: March 30, 1998

By:/s/ Janette Resnick
   --------------------------------
   Janette Resnick, Director

Date:  March 30, 1998

                                 EXHIBIT INDEX
                                 -------------


     3.1            Certificate of Incorporation of Pathfinder Bancorp, Inc.
                    Incorporated herein by reference to the Company's registration statement on S-4, file no. 333-36051 (the "S-4")

     3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4

     4              Form of Stock Certificate of Pathfinder Bancorp, Inc.

     10.1 Form of Oswego City Savings Bank 1997 Stock Option Plan Incorporated by reference to the Company's S-4

     10.2 Form of Oswego City Savings Bank 1997 Recognition and Retention Plan Incorporated by reference to the Company's S-4

     10.3 Employment Agreement between the Bank and Chris C. Gagas, President and Chief Executive Officer Incorporated by reference to the Company's S-4


     10.4           Employment Agreement between the Bank and Thomas W.
                    Schneider, Vice President and Chief Financial Officer Incorporated by reference to the Company's S-4

     10.5 Employment Agreement between the Bank and W. David Schermerhorn, Vice President - Loan Administration Incorporated by reference to the Company's S-4

     13             Annual Report to Stockholders

     21             Subsidiaries of Company

     27             Financial Data Schedule