Form 10-Q
period 1998-03-31
PATHFINDER BANCORP INC
filed 1998-05-15
CIK 1046188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                 ---------------------------------------------

                                   FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                   1934 FOR THE QUARTER ENDED MARCH 31, 1998


                        SEC Exchange Act No. 000-23601
                                             ---------


                           Pathfinder Bancorp, Inc.
                      ----------------------------------
               (Exact name of bank as specified in its charter)


                                   Delaware
                   -----------------------------------------
           (State or jurisdiction of incorporation or organization)


                                  16-1540137
                       --------------------------------
                    (I.R.S. Employer Identification Number)


     214 W. 1st Street
     Oswego, New York                                               13126
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)



          Bank's telephone number, including area code: (315) 343-0057
                                                        --------------


                                Not Applicable
                     -----------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes      No
                      -----    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,874,999 shares of the Bank's common stock outstanding as of May 13, 1998.

                            OSWEGO CITY SAVINGS BANK
                                     INDEX




PART 1      FINANCIAL INFORMATION                                    PAGE

Item 1.     Financial Statements

            .   Consolidated Balance Sheets                          1
            .   Consolidated Statements of Income                    2
            .   Consolidated Statements of Shareholders' Equity      3
            .   Consolidated Statements of Cash Flows                4, 5
            .   Notes to Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of Financial        7 - 11
            Condition and Results of Operations


PART II     OTHER INFORMATION                                        12



SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                March 31, 1998 (unaudited) and December 31, 1997



                                                                   March 31,                 December 31,
                                                                     1998                        1997
                                                                  ----------                  ----------
                   ASSETS
                   ------
Cash and due from banks                                           $3,458,033                  $4,334,072
Federal funds sold Cash                                                   --                          --
                                                                ------------                ------------
         Total cash and cash equivalents                           3,458,033                   4,334,072

Investment securities                                             51,875,079                  56,821,317
Mortgage loans held-for-sale                                       3,423,530                   1,547,354
Loans:
    Real Estate                                                  113,271,723                 110,416,494
    Consumer and other                                            10,960,969                  10,763,277
                                                                ------------                ------------
       Total loans                                               124,232,692                 121,179,771
   Less: Allowance for loan losses                                   887,161                     827,521
         Unearned discounts and origination fees                     298,287                     314,322
                                                                ------------                ------------
    Loans Receivable, net                                        123,047,244                 120,037,928

Premises and equipment                                             3,920,543                   3,720,270
Accrued interest receivable                                        1,434,697                   1,443,175
Other real estate                                                    903,939                     766,619
Intangible assets                                                  3,525,937                   3,604,876
Other assets                                                       4,601,188                   4,494,775
                                                                ------------                ------------
                                                                $196,190,190                $196,770,386
                                                                ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Interest bearing                                             $147,259,331                $144,754,879
   Non-interest bearing                                            7,402,430                   7,644,262
                                                                ------------                ------------
    Total deposits                                               154,661,761                 152,399,141
Borrowed funds                                                    16,270,000                  18,242,000
Note payable - ESPOP                                                 416,176                     430,126
Other liabilities                                                  1,765,106                   2,116,384
                                                                ------------                ------------
    Total liabilities                                            173,113,043                 173,187,651

Shareholders' equity: (1)
   Common stock, par value $.10 per share; authorized
     9,900,000 shares; 2,874,999 shares issued and
     outstanding                                                     287,500                     287,500
   Additional paid in capital                                      7,522,633                   7,643,084
   Retained earnings                                              17,410,046                  17,156,415
   Unearned stock based compensation                              (1,737,115)                 (1,836,250)
   Unearned ESOP shares                                             (394,957)                   (411,050)
   Accumulated other comprehensive income                            787,364                     743,036
   Treasury stock, at cost; 43,625 shares                           (798,324)                        ---
                                                                ------------                ------------
     Total shareholders' equity                                   23,077,147                  23,582,735
                                                                ------------                ------------
                                                                $196,190,190                $196,770,386
                                                                ============                ============

(1) December 31, 1997 amounts reflect impact of reorganization for Pathfinder Bancorp, Inc. and the retroactive effect of the 3 for 2 split declared on January 13, 1998 and paid on February 5, 1998

The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended March 31, 1998 and March 31, 1997
                                  (unaudited)


                                                        March 31,    March 31,
                                                          1998         1997
                                                       -----------  -----------

INTEREST INCOME:
 Loans                                                 $2,676,121   $2,450,032
 Interest and dividends on investments:
   U.S. Treasury and agencies                              76,059      103,623
   State and political subdivisions                        90,998       88,719
   Corporate                                              297,493      382,097
   Marketable equity securities                            25,569        5,350
   Mortgage-backed                                        371,178      385,724
   Federal funds sold and interest-bearing deposits        12,106       57,008
                                                       ----------   ----------
      Total interest income                             3,549,524    3,472,553

INTEREST EXPENSE:
 Interest on deposits                                   1,528,866    1,569,382
 Interest on borrowed funds                               254,275      112,875
                                                       ----------   ----------
   Total interest expense                               1,783,141    1,682,257
                                                       ----------   ----------
         Net interest income                            1,766,383    1,790,296
 Provision for loan losses                                 75,298       61,471
                                                       ----------   ----------
         Net interest income after provision for
          loan losses                                   1,691,085    1,728,825
                                                       ----------   ----------

OTHER INCOME:
 Service charges on deposit accounts                      130,689      154,316
 Mortgage servicing fees                                   12,575       11,560
 Net securities gains                                     228,839           --
 Other charges, commission and fees                        52,610       69,246
                                                       ----------   ----------
   Total other income                                     424,713      235,122
                                                       ----------   ----------

OTHER EXPENSES:
 Salaries and employee benefits                           783,316      618,600
 Building occupancy                                       161,816      180,489
 Data processing expenses                                 113,277       85,192
 Professional and other services                          120,498      111,024
 Deposit insurance premiums                                12,314        8,381
 Amortization of intangible asset                          78,939       78,939
 Other expenses                                           282,721      190,571
                                                       ----------   ----------
   Total other expenses                                 1,552,881    1,273,196
                                                       ----------   ----------
Income before income taxes                                562,917      690,751
Provision for income taxes                                168,876      195,450
                                                       ----------   ----------
Net income                                             $  394,041   $  495,301
                                                       ----------   ----------
 Other comprehensive income, net of tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period       72,949     (343,881)
      Less: reclassification adjustment for gains
       included in net income                             (28,621)          --
                                                       ----------   ----------
Comprehensive income                                   $  438,369   $  151,420
                                                       ==========   ==========
 Earnings per share - basic and diluted                      $.14         $.18
                                                       ==========   ==========

The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)




                                                                            Add't                   Unearned
                                                Common Stock               Paid in     Retained    Stock-Based
                                                  Shares      Amount       Capital     Earnings   Compensation
                                                ----------  ---------      -------    ---------  -------------

Balance, December 31, 1997                      2,874,999    $287,500    $7,643,084  $17,156,415  $(1,836,250)

Net Income                                                                               394,041

Other comprehensive income, net of tax
   Unrealized gains on securities, net of
    reclassification adjustment

   Comprehensive income


ESOP shares earned                                                           39,213

Treasury stock purchased

Stock awards granted                                                       (159,664)

Stock based compensation earned                                                                        99,135

Dividends declared                                                                      (140,410)
                                                             --------    ----------  -----------  ------------

Balance, March 31, 1998                         2,874,999    $287,500    $7,522,633  $17,410,046  $(1,737,115)
                                                =========    ========    ==========  ===========  ============

                                                 Accum.
                                                 Other     Unearned
                                                 Compr.      ESOP       Treasury   Comprehensive
                                                 Income     Shares       Stock         Income         Total
                                                --------    -------    ---------   --------------  -----------

Balance, December 31, 1997                      $743,036   $(411,050)    $      -                  $23,582,735

Net Income                                                                              $394,041       394,041
                                                                                        --------
Other comprehensive income, net of tax
   Unrealized gains on securities, net of
    reclassification adjustment                   44,328                                  44,328        44,328
                                                                                        --------

   Comprehensive income                                                               $438,369
                                                                                        ========

ESOP shares earned                                            16,093                                    55,306

Treasury stock purchased                                                 (957,988)                    (957,988)

Stock awards granted                                                      159,664                            0

Stock based compensation earned                                                                         99,135

Dividends declared                                                                                    (140,410)
                                                --------   ----------   ----------   -----------   -----------

Balance, March 31, 1998                         $787,364   $(394,957)   $(798,324)                 $23,077,147
                                                ========   ==========   ==========                 ===========



The accompanying notes are an integral part of the financial statements

                            OSWEGO CITY SAVINGS BANK
                            STATEMENTS OF CASH FLOWS
                       March 31, 1998 and March 31, 1997
                                  (unaudited)

                                                        March 31,     March 31,
                                                           1998          1997
                                                       ------------  -----------
OPERATING ACTIVITIES:
 Net Income                                            $   394,041   $   495,301
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan, investment and other real
     estate losses                                          75,298        61,471
    Deferred compensation                                   41,711        40,797
    ESOP and other stock-based compensation earned         154,441        21,300
    Deferred income taxes                                       --       (24,402)
    Realized gains on investment securities               (228,839)           --
    Depreciation                                            49,965        63,243
    Amortization of intangibles                             78,939        78,939
    Net amortization of premiums and discounts on
       investment securities                                13,816        19,017
    Decrease (increase) in interest receivable               8,478        63,239
    (Increase) decrease in other assets                    (77,922)        1,076
    Decrease in other liabilities                         (562,951)      (16,985)
                                                       -----------   -----------
 Net cash used in operating activities                     (52,023)     (802,996)

INVESTING ACTIVITIES
 Purchase of investment securities available for sale     (711,449)   (2,358,717)
 Proceeds from maturities and principle reductions of
   investment securities held to maturity                1,500,000       600,000
 Proceeds from maturities and principle reductions of
   investment securities available for sale              4,026,461     1,227,849
 Proceeds from sale of investment securities               420,129            --
 Net increase in loans                                  (5,334,976)   (1,045,500)
 Purchase of premises and equipment                       (250,238)      (93,408)
 Proceeds from sale of other real estate owned             248,780       361,882
 Increase in surrender value of life insurance             (28,491)      (52,685)
 Other investing activities                                (11,914)           --
                                                       -----------   -----------
    Net cash used in investing activities                 (141,698)   (1,360,579)

FINANCING ACTIVITIES
 Net increase in demand deposits, NOW accounts
   savings accounts, money market deposit accounts
   and escrow deposits                                   1,159,616       289,761
 Net increase (decrease) in time deposits                1,103,004      (703,456)
 Net (repayments of) proceeds from short term
  borrowings                                            (1,972,000)      710,000
 Repayments of borrowings                                  (13,950)      (13,950)
 Treasury stock acquired                                  (957,988)           --
                                                       -----------   -----------
    Net cash (used in) provided by financing
     activities                                           (681,318)      282,355
    Decrease in cash and cash equivalents                 (876,039)     (275,228)
 Cash and cash equivalents at beginning of period        4,334,072     8,352,959
                                                       -----------   -----------
    Cash and cash equivalents at end of period         $ 3,458,033   $ 8,077,731
                                                       ===========   ===========

                            STATEMENT OF CASH FLOWS
                                  (continued)



                                                   March 31,    March 31,
                                                      1998        1997
                                                   ----------  -----------

CASH PAID DURING THE PERIOD FOR:

 Interest                                          $1,827,700  $1,674,182
 Income taxes                                         240,000      86,912

NON-CASH INVESTING ACTIVITY:

 Transfer of loans to other real estate              $374,186     $66,032
 Unrealized holding gains arising during period        73,880    (573,135)

NON-CASH FINANCING ACTIVITY:

 Dividends declared and unpaid                        140,410      93,236
 Stock awards granted                                 159,664          --




The accompanying notes are an integral part of the financial statements

                           Oswego City Savings Bank

                         Notes to Financial Statements


(1) Basis of Presentation
    ---------------------

    The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Bank's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

    All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 1998 and 1997.

    Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2) Earnings per Share
----------------------

    Earnings per share are based on the weighted average number of common shares outstanding during the period. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

    Earnings per share have been computed based upon net income for the three months ended March 31, 1998 and 1997, using 2,819,904 and 2,794,179, weighted average common shares outstanding, respectively.

(3) New Accounting Pronouncements
---------------------------------

    Effective January 1, 1998, the Company adopted statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This pronouncement requires the Company to report the effects of unrealized investment holding gains or losses on comprehensive income.

                           Pathfinder Bancorp, Inc.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

General

Throughout the Management's Discussion and Analysis the term, "the Bank", refers to the consolidated entity of Pathfinder Bancorp, Inc. and Oswego City Savings Bank. At March 31, 1998, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Oswego City Savings Bank.

The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of non interest income, including income from fees and service charges, net gains and losses on sales of securities, and non interest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, data processing and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market rates tends to be highly cyclical.


This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Bank wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Bank wishes to advise readers that the factors listed above could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Bank does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

For other matters which may affect the Bank's operations and financial performance, see "Recent Events".

The following discussion reviews the financial condition and the results of operations of the Bank for the three months ended March 31, 1998.

Financial Condition

Assets
------

Total assets decreased approximately $580,000, or .3%, to $196.2 million at March 31, 1997 from $196.8 million at December 31, 1997. For the three months ended March 31, 1998, loans receivable increased $3,050,000, or 2.5%, to $124.2 million from $121.2 at December 31, 1997. Mortgage loans held-for-sale increased approximately $1,880,000, to $3.4 million from $1.5 million at December 31, 1997. The increases are primarily attributable to the continued deployment of maturing short term investments and excess liquidity to fund the demand for the Bank's loan products, principally, one to four family mortgage loans and commercial real estate loans. Additionally the Bank has continued to originate mortgage loans underwritten to conform to the standards of the Federal National Mortgage Association for the purpose of securitizing and selling such loans into the secondary market

Investment securities decreased by approximately $5.0 million, or 8.7%, to $51.9
million at March 31, 1998, from $56.8 million at December 31, 1997.   The
decrease in investment securities is primarily the result of utilizing maturing investment securities and excess liquidity to fund the loan origination growth exceeding the growth of funds available from deposits. The decrease in total assets was also impacted by an $876,000 decrease in cash and due from banks, offset by a $200,000 increase in premises and equipment.

Liabilities
-----------

Total liabilities decreased $75,000, to $173.1 million at March 31, 1998 from $173.2 million at December 31, 1997. The decrease is primarily attributable to a $2.0 million, or 10.8% decrease in borrowed funds to $16.3 million at March 31, 1998 from $18.2 million for the prior year end, as well as a $351,000 decrease in other liabilities, partially offset by a increase in deposits of $2.3 million to $154.7 million from $152.4 million. The reduction in borrowed funds is attributable to the repayment of a portion of the Bank's overnight line of credit facility. The borrowed funds are part of a strategy to leverage the Bank's capital and provide incremental income through the use of wholesale deposits. The increased deposit levels consist mainly of inflows into the bank's passbook savings accounts. The decreases in other liabilities were the result of payments made to various vendors during the first quarter for normal annual services. Such payments are accrued against expense over the year.

Liquidity and Capital Resources
-------------------------------

Shareholders' equity decreased $506,000 to $23.1 million at March 31, 1998 from $23.6 million at December 31, 1997. The decrease in shareholder's equity is primarily the result of the acquisition of 34,900 shares of treasury stock at a total cost of approximately $958,000, combined with dividends declared of $140,000. Offsetting increases in shareholder's equity were comprised of net income totaling $394,000, ESOP and other stock-based compensation earned of $154,000, and net unrealized holding gains on investment securities arising during the period totaling $44,000.

The Bank's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-bearing and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Bank's operating, financing, and investing activities, see Statements of Cash Flows included in the Financial Statements. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and loan commitments. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives. The Bank's liquidity has been enhanced by its membership in the Federal Home Loan Bank of New York, whose competitive advance programs and lines of credit will provide the Bank with a safe, reliable and convenient source of funds.

At March 31, 1998, the Bank had outstanding loan commitments of $13.6 million. This amount includes the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less that one year at March 31, 1998 totaled $42.1 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank.

Results of Operations
---------------------

The Bank had net income of approximately $394,000, and $495,000 for the three months ended March 31, 1998, and 1997, respectively. The decrease in net income for the quarter ended March 31, 1998, resulted primarily from an increase in operating expenses of $280,000, or 22.0%, to $1.6 million for the three months ended March 31, 1998, from $1.3 million for the prior period, as well as a $38,000 decrease in net interest income after provision for loan losses, partially offset by an increase in non interest income of $190,000.

Return on average assets and return on average shareholders' equity were .81% and 6.71%, respectively, for the three months ended March 31, 1998 compared to 1.05% and 9.22% for the first quarter of 1997.

Interest Income
---------------

Interest income totaled $3.6 million for the quarter ended March 31, 1998, as compared to $3.5 million for the quarter ended March 31, 1997, an increase of $77,000, or 2.2%. The increase resulted primarily from an increase of $6.9 million in average interest-earning assets, partially offset by a reduction in the yield on average interest-earning assets to 7.89% from 8.03%.

Interest income on loans receivable totaled $2.7 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively. The $226,000, or 9.2%, increase resulted primarily from an increase in the average balance of loans receivable of $13.9 million, partially offset by a decrease in the average yield on loans receivable to 8.60% from 8.86%. The increase in the average balance in loans receivable was primarily due to the origination of one-to-four family mortgage loans, including 15 and 30 year fixed rate mortgage loans held for sale, and commercial real estate loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on fixed rate one-to-four family residential mortgages, including loans held for sale, and the downward repricing of the adjustable rate mortgage portfolio. In general, during first quarter of 1998, interest rates tended to be significantly lower than the same period in 1997. The 30-year Treasury bond and 6-month Treasury bill yielded 5.98% and 5.28%, respectively, at March 31, 1998, and 7.10% and 5.53%, respectively, at March 31, 1997.

Interest income on the mortgage-backed securities portfolio decreased by $15,000 to $371,000 for the three months ended March 31, 1998, from $386,000 for the three months ended March 31, 1997. The decrease in interest income on mortgage-backed securities resulted generally from a decrease in the average balance on mortgage-backed securities of $226,000 million and a decrease in the average yield on mortgage-backed securities to 6.55% from 6.75%. The decrease in the average balance of mortgage-backed securities resulted from principal payments and prepayments exceeding the purchases of new investment pools. Generally, throughout the past 12 months, the cash flows from mortgage-backed and investment securities have been used to fund the growth of real estate mortgage loans. The decrease in the average yield on mortgage-backed securities resulted from the generally lower interest rates on newly acquired securities in 1998 compared to those acquired in prior periods.

Interest income on investment securities decreased for the three months ended March 31, 1998 to $490,000 from $580,000 for the same period in 1997, a decrease of 15.5%. The decrease resulted primarily from a decrease in the average balance of investment securities of $3.9 million, as well as a decrease in the average yield on investment securities to 6.13% from 6.47% for the quarters ended March 31, 1998 and 1997, respectively. The decrease in the average balance of investment securities resulted from the reinvestment of maturing and called securities primarily into real estate mortgage loans. The decrease in the average yield on average investment securities was generally attributable to higher rate instruments maturing or being called, as well as lower interest income from marketable equity securities.

Interest income on interest-earning deposits decreased $45,000, or 78.9%, to $12,000 from $57,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease was primarily the result of a decrease of $2.9 million in the average balance of interest-earning deposits, as well as a decrease in the average yield on interest earning deposits to 6.02% from 6.22%.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 1998 increased by $101,000, or 6.0%, to 1.8 million when compared to the same quarter for 1997. The increase in interest expense for the period was the result of a $9.2 million increase in the average balance on borrowed funds to $17.0 million at March 31, 1998 from $7.8 for the prior period. The average cost of the borrowed funds for the first quarter of 1998 was 5.97% compared to 5.77% for the three months ended march 31, 1997. Borrowed funds are comprised of 90-day reverse repurchase agreements, one and two year term advances, and an overnight line of credit. The borrowings are being used to fund the growth in the Bank's real estate secured loans, including those loans held for sale, and a part of a strategy to leverage the bank's growth opportunities.

Net interest income
-------------------

Net interest income totaled $1.77 million and $1.79 million for the three months ended March 31, 1998 and 1997, respectively. The decrease of approximately $24,000, or 1.3%, reflects a decrease in the Bank's net interest rate spread to 3.54% from 3.78%, partially offset by the increased ratio of average interest-earning assets to average interest-bearing liabilities to 109.91% from 109.32%.

Provision for Loan Losses
-------------------------

The Bank maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Bank's actual loss experience, as well as standards applied by the FDIC. The Bank established a provision for possible loan losses for the three months ended March 31, 1998 of $75,000 as compared to a provision of $61,000 for the three months ended March 31, 1996. The Bank's ratio of allowance for loan losses to total loans receivable at March 31 30, 1997 was
 .71%.

Non interest Income
-------------------

Non interest income consists of servicing income, fee income and gain (loss) on sales of investment securities and other operating income. Non interest income increased approximately $190,000, or 80.6% to $425,000 for the three months ended March 31, 1998 as compared to $235,000 for the prior year period. This increase is primarily attributable to investment security gains recognized during the first quarter of 1998. The majority of the investment security gains, $176,000, resulted from the recognition of unrealized market value appreciation in the Bank's investment in the IIMF mutual fund. The remainder of the security gains were a result of the sale of two general obligation municipal bonds.

Non interest Expense
---------------------

Non interest expense increased $280,000, or 22.0% to $1.6 million for the three months ended March 31, 1998, as compared to the same period in 1997. This increase stemmed primarily from a $165,000, or 26.6%, increase in salaries and employee benefits, a $28,000, or 33%, increase in data processing expenses, and a $92,000 increase in other expenses. The increase in salaries and employee benefits is principally due to the amortization of stock based compensation plans which resulted in expense recognition for the quarter of $154,000. The increase in data processing expenses and other expenses is primarily attributable to technological upgrades to expand mainframe capacity and install a wide area network. These upgrades are essential in order for the Bank to enhance its competitiveness and prepare for the assimilation of Oswego County Savings Bank's operations as a result of the merger.

The Bank's efforts to prepare its data processing systems for the impact of the Year 2000 were not a significant component of expense in the first quarter of 1998 and are not expected to materially impact earnings in the future.

The rise in the price of the common stock of Pathfinder Bancorp, Inc. (up 227.9% for the 52 week period ended March 31, 1998) has significantly increased the recognition of certain non-cash expenses related to the Bank's stock compensation plans. These expenses are evidenced in the analysis of first quarter earnings. Management believes that a presentation of the Bank's cash earnings (which measure tangible equity generation), alongside reported earnings, is important in determining the Bank's financial capacity for growth, share repurchases, and payments of dividends. Cash earnings, which represent the amount by which tangible equity changes each period due to operating results, includes reported earnings and excludes non-cash charges for amortization relating to the allocation of ESOP stock, the earned portion of Option plan and MRP stock, and the amortization of the premium for deposits acquired ("goodwill"). On a cash earnings basis, the Bank's return on average assets and return on average tangible shareholders' equity for the period ended march 31, 1998, are 1.14% and 11.19%, respectively, as compared to reported earnings for the same period of .81% and 7.91%, respectively. On a cash earnings basis, at March 31, 1998, the Bank's ratio of non-interest expense to average assets is 2.70% as compared to 3.18% on reported earnings.

Income Taxes
------------

Income tax expense decreased approximately $27,000 for the quarter ended March 31, 1998 as compared to the same period in the prior year. This increase was directly attributable to a $128,000 decrease in the Bank's pretax income.

Recent Events
-------------

On January 14, 1997, the Board of Directors adopted an Agreement and Plan of Reorganization to reorganize the Bank and its existing mutual holding company into a two-tier mutual holding company structure (the "Reorganization") with the establishment of a Delaware chartered corporation as the stock holding company parent of the Bank. Upon completion of the Reorganization, Pathfinder Bancorp, MHC, the Bank's existing mutual holding company, will own a majority of the common stock of the new stock holding company (Pathfinder Bancorp, Inc., which will own 100% of the common stock of Oswego City Savings Bank). On December 30, 1997, the Reorganization was implemented pursuant to the Agreement and Plan of Reorganization approved by the Bank's stockholders and regulatory authorities. Pursuant to the Reorganization, each share of Bank common stock held by existing stockholders of the Bank was exchanged for a share of common stock of Pathfinder Bancorp, Inc.. The Reorganization of the Bank was structured as a tax-free reorganization and accounted for in a manner similar to a pooling of interests.

On September 5, 1997, the Board of Directors of the Bank, in conjunction with the Board of Trustees of Oswego County Savings Bank, a New York State chartered mutual savings bank headquartered in Oswego, New York, announced the adoption of a definitive merger agreement under which the banks will be combined. The proposed transaction is subject to regulatory approval, as well as approval of the shareholders of Pathfinder Bancorp, Inc.. On May 13, 1998, applications for the merger were file with the Federal Deposit Insurance Corporation, the Federal Reserve Bank, and the New York State Banking Department. The merger is expected to be completed prior to the end of 1998. As of December 31, 1997, Oswego County Savings Bank had total assets of approximately $112.1 million, deposits of $99.4 million and net worth of $11.2 million.

On January 13, 1998, the Board of Directors of Pathfinder Bancorp, Inc. declared a three for two stock split in the form of a dividend on the holding company's outstanding common stock. The stock split was paid on February 5, 1998 to shareholders of record as of January 26, 1998. The stock split has been applied retroactively to the financial statements presented in this report.

                          Part II - Other Information
                          ---------------------------

Legal Proceedings
-----------------

From time to time, the Bank is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank

Changes in Securities
---------------------

On January 13,1998 the Board of Directors of Pathfinder Bancorp, Inc. declared a three-for-two stock split in the form of a dividend on the Bank's outstanding common stock. The stock split was paid on February 5, 1998 to shareholders of record January 26, 1998.

Defaults upon Senior Securities
-------------------------------

Not applicable

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

       The Bank's Meeting of Shareholders was held on April 29, 1998. The following are the items voted on and the results of the shareholder voting.

       1. The election of Lawrence O'Brien, Corte Spencer, and Janette Resnick to serve as directors of the Bank each for a term of three years or until his successor has been elected and qualified.


                                           For             Withheld
                                           ---             --------
            Lawrence O'Brien            2,700,261            8,097
            Corte Spencer               2,699,681            8,677
            Janette Resnick             2,701,086            7,272

            Set forth below are the names of the other directors of the Bank and their terms of office.


                 Name                            Term Expires
            ----------------                    ---------------
            Chris C. Gagas                            1999
            Chris R. Burritt                          1999
            Raymond W. Jung                           1999
            Bruce Manwaring                           2000
            L. William Nelson                         2000
            Victor S. Oakes                           2000

       2. The ratification of the appointment of Coopers and Lybrand, L.L.P. as auditors for the fiscal year ending December 31, 1998.

                                             For         Against     Abstain
                                          ---------      -------     -------
                 Number of Votes          2,690,946       16,200      1,212

                                  SIGNATURES


     Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OSWEGO CITY SAVINGS BANK
                                    ------------------------


                                 /s/ Chris C. Gagas
Date: May 14, 1998               --------------------------------------------
     -------------               Chris C. Gagas
                                 Chairman, President, Chief Executive Officer


                                 /s/ Thomas W. Schneider
Date: May 14, 1998               --------------------------------------------
     -------------               Thomas W. Schneider
                                 Vice President, Chief Financial Officer