Form 10-Q
period 1998-06-30
PATHFINDER BANCORP INC
filed 1998-08-12
CIK 1046188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                   1934 FOR THE QUARTER ENDED JUNE 30, 1998


                         SEC Exchange Act No. 000-23601
                                              ---------

                           Pathfinder Bancorp, Inc.
                 ----------------------------------------------
                (Exact name of bank as specified in its charter)


                                   New York
             ------------------------------------------------------
            (State or jurisdiction of incorporation or organization)

                                  16-1540137
                     -------------------------------------
                    (I.R.S. Employer Identification Number)


             214 W. 1st Street
             Oswego, New York                              13126
   -------------------------------------                 --------
  (Address of principal executive office)               (Zip Code)


          Bank's telephone number, including area code: (315) 343-0057
                                                        --------------

                                Not Applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     No
                      ----   ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,874,999 shares of the Company's common stock outstanding as of August 10, 1998.

                            OSWEGO CITY SAVINGS BANK
                                     INDEX


PART 1        FINANCIAL INFORMATION                                    PAGE

Item 1.       Financial Statements

              .     Consolidated Balance Sheets                         1
              .     Consolidated Statements of Income                   2
              .     Consolidated Statements of Shareholders' Equity     3
              .     Consolidated Statements of Cash Flows               4, 5
              .     Notes to Consolidated Financial Statements          6

Item 2.       Management's Discussion and Analysis of Financial         7 - 15
              Condition and Results of Operations

PART II       OTHER INFORMATION                                         16

SIGNATURES

                           PATHFINDER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                June 30, 1998 (unaudited) and December 31, 1997


                                                                      June 30,                 December 31,
                                                                       1998                        1997
                                                                    ----------                 ------------
                   ASSETS
                   ------
Cash and due from banks                                             $4,520,170                  $4,334,072
Federal funds sold                                                   1,300,000                          --
                                                                  ------------                ------------
       Total cash and cash equivalents                               5,820,170                   4,334,072

Investment securities                                               47,037,418                  56,821,317
Mortgage loans held-for-sale                                         6,657,825                   1,547,354
Loans:
    Real Estate                                                    113,292,320                 110,416,494
    Consumer and other                                              11,099,895                  10,763,277
                                                                  ------------                ------------
       Total loans                                                 124,392,215                 121,179,771
    Less: Allowance for loan losses                                    824,161                     827,521
          Unearned discounts and origination fees                      240,103                     314,322
                                                                  ------------                ------------
       Loans Receivable, net                                       123,327,951                 120,037,928

Premises and equipment                                               4,085,244                   3,720,270
Accrued interest receivable                                          1,405,298                   1,443,175
Other real estate                                                    1,139,517                     766,619
Intangible assets                                                    3,446,998                   3,604,876
Other assets                                                         5,170,889                   4,494,775
                                                                  ------------                ------------
                                                                  $198,091,310                $196,770,386
                                                                  ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Interest bearing                                               $148,146,979                $144,754,879
   Non-interest bearing                                              9,251,951                   7,644,262
                                                                  ------------                ------------
    Total deposits                                                 157,398,930                 152,399,141
Borrowed funds                                                      14,600,000                  18,242,000
Note payable - ESPOP                                                   402,226                     430,126
Other liabilities                                                    2,145,835                   2,116,384
                                                                  ------------                ------------
    Total liabilities                                              174,546,991                 173,187,651

Shareholders' equity: (1)
   Common stock, par value $.10 per share; authorized
     9,900,000 shares; 2,874,999 shares issued
     and outstanding                                                   287,500                     287,500
   Additional paid in capital                                        7,568,675                   7,643,084
   Retained earnings                                                17,625,300                  17,156,415
   Unearned stock based compensation                                (1,634,326)                 (1,836,250)
   Unearned ESOP shares                                               (378,988)                   (411,050)
   Accumulated other comprehensive income                              874,482                     743,036
   Treasury stock, at cost; 43,625 shares                             (798,324)                        ---
                                                                  ------------                ------------
   Total shareholders' equity                                       23,544,319                  23,582,735
                                                                  ------------                ------------
                                                                  $198,091,310                $196,770,386
                                                                  ============                ============

(1) December 31, 1997 amounts reflect impact of reorganization for Pathfinder Bancorp, Inc. and the retroactive effect of the 3 for 2 split declared on January 13, 1998 and paid on February 5, 1998

The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   For the three months and six months ended
                        June 30, 1998 and June 30, 1997
                                  (unaudited)

                                                                   For the three months ended          For the six months ended
                                                                  ---------------------------        ---------------------------
                                                                    June 30,         June 30,          June 30,        June 30,
                                                                     1998             1997              1998             1997
                                                                  ----------       ----------        ----------       ----------
INTEREST INCOME:
 Loans                                                            $2,761,930       $2,448,881        $5,438,051       $4,898,913
 Interest and dividends on investments:
   U.S. Treasury and agencies                                         60,624          104,422           136,683          208,045
   State and political subdivisions                                   88,001           93,472           178,999          182,191
   Corporate                                                         275,385          377,538           572,878          759,634
   Marketable equity securities                                       23,716           16,470            49,285           21,820
   Mortgage-backed                                                   341,066          389,630           712,244          775,354
   Federal funds sold and interest-bearing
    deposits                                                          25,269           68,752            37,375          125,760
                                                                  ----------       ----------        ----------       ----------
      Total interest income                                        3,575,991        3,499,165         7,125,515        6,971,717

INTEREST EXPENSE:
 Interest on deposits                                              1,541,859        1,572,159         3,070,725        3,141,541
 Interest on borrowed funds                                          226,461          111,929           480,736          224,804
                                                                  ----------       ----------        ----------       ----------
      Total interest expense                                       1,768,320        1,684,088         3,551,461        3,366,345
                                                                  ----------       ----------        ----------       ----------

      Net interest income                                          1,807,671        1,815,077         3,574,054        3,605,372
 Provision for loan losses                                            65,243           65,880           140,541          127,351
                                                                  ----------       ----------        ----------       ----------
      Net interest income after provision for
        loan losses                                                1,742,428        1,749,197         3,433,513        3,478,021
                                                                  ----------       ----------        ----------       ----------

OTHER INCOME:
 Service charges on deposit accounts                                 127,278          128,130           239,232          250,632
 Mortgage servicing fees                                              11,422           11,579            23,997           23,139
 Net securities gains                                                 41,206          172,053           270,045          172,053
 Other charges, commission and fees                                  105,957          171,796           177,302          272,856
                                                                  ----------       ----------        ----------       ----------
      Total other income                                             285,863          483,558           710,576          718,680
                                                                  ----------       ----------        ----------       ----------
OTHER EXPENSES:
 Salaries and employee benefits (a)                                  743,349          610,420         1,526,665        1,229,020
 Building occupancy                                                  159,678          158,078           321,494          338,567
 Data processing expenses                                            111,682           94,944           224,959          180,136
 Professional and other services                                     197,870          152,288           318,368          263,312
 Deposit insurance premiums                                            7,732            9,237            20,046           17,618
 Amortization of intangible asset (b)                                 78,939           78,939           157,878          157,878
 Other expenses                                                      241,990          216,420           524,711          406,991
                                                                  ----------       ----------        ----------       ----------
      Total other expenses                                         1,541,240        1,320,326         3,094,121        2,593,522
                                                                  ----------       ----------        ----------       ----------

Income before income taxes                                           487,051          912,429         1,049,968        1,603,179
Provision for income taxes (c)                                       135,614          270,515           304,490          465,965
                                                                  ----------       ----------        ----------       ----------
Net income                                                        $  351,437       $  641,914        $  745,478       $1,137,214
                                                                  ----------       ----------        ----------       ----------
 Other comprehensive income, net of tax:
   Unrealized gains on securities:                                    87,118          379,632           160,067           35,751
      Unrealized holding gains arising during
       period
      Less: reclassification adjustment for gains included
            in net income                                                                               (28,621)
                                                                  ----------       ----------        ----------       ----------
Comprehensive income                                              $  438,555       $1,021,546        $  876,924       $1,172,965
                                                                  ==========       ==========        ==========       ==========

   Earnings per share - basic                                     $      .13       $      .23        $      .27       $      .41
                                                                  ==========       ==========        ==========       ==========
   Earnings per share - diluted                                   $      .12       $      .23        $      .26       $      .41
                                                                  ==========       ==========        ==========       ==========


(a) includes non-cash expenses for stock based compensation plans of $244,000 and $103,000 for the three month period ended June 30, 1998 and 1997, respectively, and $478,000 and $204,000 for the six month period ended June 30, 1998 and 1997, respectively.
(b) represents the non-cash amortization of premium paid on deposits acquired
(c) includes the tax benefit associated with the realization of non-cash expenses of $73,000 and $31,000 for the three month period ended June 30, 1998 and 1997, respectively, and $143,000 and $61,000 for the six month period ended June 30, 1998 and 1997, respectively.

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)



                                                                                                 Accum.
                                     Common Stock         Add't                    Unearned      Other     Unearned
                                ---------------------     Paid in     Retained    Stock-Based    Compr.      ESOP     Treasury
                                 Shares       Amount      Capital     Earnings   Compensation    Income     Shares      Stock
                                ---------    --------   ----------  -----------  ------------   --------  ---------   ---------
Balance, December 31, 1997      2,874,999    $287,500   $7,643,084  $17,156,415  $(1,836,250)   $743,036  $(411,050)  $       -

Net Income                                                              745,478

Other comprehensive income,
  net of tax Unrealized gains
  on securities, net of
  reclassification adjustment

  Comprehensive income

ESOP shares earned                                          85,255                                           32,062

Treasury stock purchased                                                                                               (957,988)

Stock awards granted                                      (159,664)                                                     159,664

Stock based compensation earned                                                      201,924

Change in unrealized net
 appreciation on investment
 securities
                                                                                                 131,446
Dividends declared                                                     (276,593)
                                             --------   ----------  -----------  -----------    --------  ---------   ---------
Balance, June 30, 1998          2,874,999    $287,500   $7,568,675  $17,625,300  $(1,634,326)   $874,482  $(378,988)  $(798,324)
                                =========    ========   ==========  ===========  ===========    ========  =========   =========

                                   Total
                                -----------
Balance, December 31, 1997      $23,582,735

Net Income                          745,478

Other comprehensive income,
  net of tax Unrealized gains
  on securities, net of
  reclassification adjustment

  Comprehensive income

ESOP shares earned                  117,317

Treasury stock purchased           (957,988)

Stock awards granted                      0

Stock based compensation earned     201,924

Change in unrealized net
 appreciation on investment
 securities                         131,446

Dividends declared                 (276,593)
                                -----------
Balance, June 30, 1998          $23,544,319
                                ===========


The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOW
                        June 30, 1998 and June 30, 1997
                                  (unaudited)

                                                                             June 30,     June 30,
                                                                               1998         1997
                                                                         ------------    -----------
OPERATING ACTIVITIES:
 Net Income                                                               $   745,478    $ 1,137,215
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan, investment and other real estate losses               140,541        127,351
    Deferred compensation                                                      97,532         80,706
    ESOP and other stock-based compensation earned                            319,241         45,689
    Deferred income taxes                                                          --       (121,286)
    Realized (gains) losses on investment securities                         (270,045)        12,009
    Depreciation                                                              106,325        126,281
    Amortization of intangibles                                               157,878        157,878
    Net amortization of premiums and discounts on
       investment securities                                                   25,526         39,096
    Loss on other real estate sale                                              7,639             --
    Decrease (increase) in interest receivable                                 37,877        (82,936)
    Increase in other assets                                                 (595,931)       (38,301)
    Decrease in other liabilities                                            (269,904)      (180,113)
                                                                          -----------    -----------
 Net cash used in operating activities                                        502,157      1,298,925
                                                                          -----------    -----------

INVESTING ACTIVITIES:
    Purchase of investment securities available for sale                   (1,734,488)    (4,280,146)
    Proceeds from maturities and principle reductions of
       investment securities held to maturity                               2,770,000        200,000
    Proceeds from maturities and principle reductions of
       investment securities available for sale                             8,769,864      3,761,487
    Proceeds from sale of investment securities                               420,129        547,187
    Net increase in loans                                                  (9,074,670)    (3,060,259)
    Purchase of premises and equipment                                       (471,299)      (286,548)
    Proceeds from sale of other real estate owned                             339,096        441,278
    Increase in surrender value of life insurance                             (80,184)      (117,370)
    Other investing activities                                               (185,998)            --
                                                                          -----------    -----------
 Net cash used in investing activities                                        752,450     (2,789,707)
                                                                          -----------    -----------

                            STATEMENT OF CASH FLOWS
                                  (continued)



                                                       June 30,       June 30,
                                                         1998           1997
                                                     -----------    ------------

FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits,
     NOW accounts savings accounts, money market
     deposit accounts and escrow deposits            $ 3,933,120    $   (50,811)
    Net increase (decrease) in time deposits           1,066,669       (332,666)
    Net (repayments of) proceeds from short term
     borrowings                                       (3,642,000)       440,000
    Repayments of borrowings                             (27,900)       (27,900)
    Cash dividends                                      (140,410)      (223,898)
    Treasury stock acquired                             (957,988)            --
                                                     -----------    -----------
 Net cash (used in) provided by financing
  activities                                             231,491       (195,275)
 Decrease in cash and cash equivalents                 1,486,098     (1,686,057)
 Cash and cash equivalents at beginning of period      4,334,072      8,352,959
                                                     -----------    -----------
 Cash and cash equivalents at end of period          $ 5,820,170    $ 6,666,902
                                                     ===========    ===========

CASH PAID DURING THE PERIOD FOR:

 Interest                                            $ 3,641,226    $ 3,331,996
 Income taxes                                            441,000        636,912


NON-CASH INVESTING ACTIVITY:

 Transfer of loans to other real estate              $   533,635    $   274,790
 Unrealized holding gains arising during period          219,077         59,585


NON-CASH FINANCING ACTIVITY:

 Dividends declared and unpaid                       $   136,188    $   134,167
 Stock awards granted                                    159,664             --



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

    All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 1998 and 1997.

    Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2) Earnings per Share
----------------------

    Earnings per share are based on the weighted average number of common shares outstanding during the period. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

    Earnings per share have been computed based upon net income for the three months ended June 30, 1998 and 1997, using 2,779,556 and 2,797,086, weighted average common shares outstanding, respectively. Year-to-date earnings per share have been computed based upon net income for the six months ended June 30, 1998 and 1997 using 2,781,098 and 2,795,642 weighted average common shares.

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

                           Pathfinder Bancorp, Inc.

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

General

On December 30, 1997, Oswego City Savings Bank completed its reorganization into the mid-tier holding company form of mutual holding company ownership. Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. and Oswego City Savings Bank or the Bank for the periods prior to December 30, 1997. At June 30, 1998, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Oswego City Savings Bank.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, as well as by the amount of non interest income, including income from fees and service charges, net gains and losses on sales of securities, and non interest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

Proposed Merger
---------------

On September 5, 1997, the Board of Directors of the Company, in conjunction with the Board of Trustees of Oswego County Savings Bank, a New York State chartered mutual savings bank headquartered in Oswego, New York, announced the adoption of a definitive merger agreement under which the banks will be combined. The proposed transaction is subject to regulatory approval, as well as approval of the shareholders of Pathfinder Bancorp, Inc.. On May 13, 1998, applications for the merger were file with the Federal Deposit Insurance Corporation, the Federal Reserve Bank, and the New York State Banking Department. As of June 30, 1998, Oswego County Savings Bank had total assets of approximately $109.7 million, deposits of $96.7 million and net worth of $11.3 million. Upon completion of the proposed merger, the Company's total assets and deposits will increase commensurately. Refer to the "Recent Events" for additional information regarding the proposed merger.

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Left unresolved, the year 2000 issue could result in a system failure or miscalculations causing disruptions of operations including, but not limited to, a temporary inability to process transactions, calculate interest, or engage in similar normal business activities. In early 1997, the Company formed a Year 2000 committee to address the issues surrounding the problem. The committee has adopted a policy statement and plan of action to identify, correct, test, and implement solutions to ensure that the Company's systems are ready to process in the year 2000 and beyond. The policy statement comprises three phases: the assessment phase, the renovation phase, and the validation phase. During 1997, the Company completed its assessment phase and has identified its computer and electronic software systems that will require modification or replacement. The committee has determined that the required changes are minimal, and that such changes will resolve the Company's Year 2000 computer systems issues. The committee has segregated the issues between those that affect information technology ("IT") and those that do not ("non-IT"). Testing for non-IT systems is 90% complete at June 30, 1998. Testing and implementation of solutions for IT will continue commence in September 1998 with a goal to be fully tested by December 31, 1998. The Company will utilize both internal and external resources to program, replace, and test the software for Year 2000 modifications. The Company is also communicating with its third party data processing vendors, as well as its significant suppliers and commercial customers, to determine the Company's exposure should any of these parties fail to resolve their own significant Year 2000 issues. The committee is evaluating the risk from these third parties and, where appropriate, will establish action plans to reduce or eliminate the risk. In some cases, the Company will rely on third party information which may be inaccurate and unverifiable. Should third party entities, including Federal and State governments and agencies fail to resolve their own Year 2000 issues, an adverse effect on the Company could result. The committee is also responsible for the creation and maintenance of a contingency plan for all mission critical system application functions by which the company would operate if remedial action is insufficient. The expected completion date of the contingency plan is December 31, 1998. The costs of the remedial actions and the date on which the Company plans to complete the Year 2000 modifications, are based on management's best estimates and assumptions including the continued availability of third party services, their modification plans, and other factors. Costs related to the Year 2000 issue will be expensed as they are incurred, except for the cost, if any for new hardware or software that is purchased which will be capitalized. To date, the Company has not maintained an accounting of costs incurred separate from normal upgrades of equipment and costs of personnel. The Company, beginning July 1, 1998 will maintain a separate accounting of costs incurred and use such information to project costs for completion of all remedial action. To date, the cost attributable solely to Year 2000 compliance has not been significant. The Company expects the total cost of completing the project to have no material affect on the Company's results of operations and financial condition, however, the Company will continue to assess the costs incurred and the expectations of future costs arising from the issue.


This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

For other matters affecting the Company, Including events which may affect the Company's operations and financial performance, see "Recent Events".

The following discussion reviews the financial condition at June 30, 1998 and the results of operations of the Company for the three months and six months ended June 30, 1998.

Financial Condition

Assets
------

Total assets increased approximately $1.3 million, or .7%, to $198.1 million at June 30, 1998 from $196.8 million at December 31, 1997. The relatively stable level of assets reflects the lack of significant growth and economic development in the Company's market area. For the six months ended June 30, 1998, loans receivable increased $3.2 million, or 2.7%, to $124.4 million from $121.2 at December 31, 1997. Mortgage loans held-for-sale increased approximately $5.1 million to $6.7 million from $1.5 million at December 31, 1997. Loan originations were funded from the re-deployment of maturing short term investments, excess liquidity, and certain borrowings to fund the demand for the Company's loan products, principally, one to four family mortgage loans and commercial real estate loans. Additionally the Company has continued to originate mortgage loans underwritten to conform to the standards of the Federal National Mortgage Association for the purpose of securitizing and selling such loans into the secondary market. In July 1998 the Company securitized and sold $5.6 million of the loans held for sale. The proceeds from the sale were used to pay down a $3.0 million term loan used to help fund the originations, with the remainder placed into short-term investments for use in new originations.

Investment securities decreased by approximately $9.9 million, or 17.2%, to $47.0 million at June 30, 1998, from $56.8 million at December 31, 1997. The decrease in investment securities is primarily the result of utilizing maturing investment securities to fund loan originations. The increase in total assets was also impacted by a $1.3 million increase in federal funds sold, and a $1.2 million increase in non-earning assets. The increase in other assets is principally due to increases in premises and equipment of $365,000, other real estate owned of $373,000, and other assets of $676,000.

Liabilities
-----------

Total liabilities increased by $1.4 million, to $174.5 million at June 30, 1998 from $173.2 million at December 31, 1997. The increase is primarily attributable to a $5.0 million, or 3.3% increase in deposits, partially offset by a reduction in borrowed funds of $3.6 million, or 20.0%. The increased deposit levels consist mainly of inflows into the Company's passbook savings accounts and non-interest bearing checking accounts and interest credited on existing interest-bearing accounts. The increases in these categories are primarily the result of deposits received in association with commercial lending activities and increased penetration within the existing retail customer base. The reduction in borrowed funds is attributable to the repayment of the Company's overnight credit line facility. The borrowed funds are part of a strategy to leverage the Company's capital and provide incremental income through the use of wholesale deposits.

Liquidity and Capital Resources
-------------------------------

Shareholders' equity decreased $38,000 to $23.5 million at June 30, 1998 from $23.6 million at December 31, 1997. The decrease in shareholder's equity is primarily the result of the acquisition of 34,900 shares of treasury stock to fund the Company's Management Retention Plan for a total cost of approximately $798,000, combined with dividends declared of $277,000. Partially offsetting the decreases in shareholder's equity were increases resulting from net income totaling $745,000, ESOP and other stock-based compensation earned of $160,000, and net unrealized holding gains on investment securities arising during the period totaling $131,000.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations, and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and loan commitments. The Company also adjusts liquidity as appropriate to meet its assets and liability management objectives.

Management of Market Risk - Interest Rate Risk
------------------------------------------------

The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to changes in interest rates. The Company's mortgage loan portfolio, consisting primarily of loans on residential real property located in Oswego County, is subject to risks associated with the local economy. The Company's interest rate risk management program focuses primarily on evaluating and managing the composition of the Company's assets and liabilities in the context of various interest rate scenarios. Factors beyond management's control, such as market interest rates and competition, also have an impact on interest income and interest expense.

The extent to which such assets and liabilities are "interest rate sensitive" can be measured by an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and that amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

The Company does not maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. In addition, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company's tends to fund longer term loans and mortgage-backed securities with shorter term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter term deposits may rise faster than its earnings on longer term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch, is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has on occasion offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, five year/one year ARM loans (mortgage loans which are fixed rate for the first five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered
maturities.   The Company manages its interest rate sensitivity by monitoring
(through simulation and net present value techniques) the impact on it's GAP position, net interest income, and the market value of portfolio equity to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range, rather the Board of Directors has set parameters of percentage change by which net interest margin and the market value of portfolio equity are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

At June 30, 1998, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $5.0 million, representing a cumulative one-year gap ratio of a negative 2.52%. Simulation and net present value analysis demonstrate percentage changes to net interest income and net portfolio value of a negative 8.58% and a negative 19.27%, respectively, in an upward 200 basis point parallel shift in the yield curve.


Results of Operations
---------------------

The Company had net income of approximately $351,000, and $642,000 for the three months ended June 30, 1998, and 1997, respectively. Net income for the six months ended June 30, 1998 and 1997 amounted to $745,000 and $1.1 million, respectively. The decrease in net income for the three months ended June 30, 1998, resulted primarily from an increase in operating expenses of $221,000, or 16.7%, as well as a decrease in non-interest income of $197,000, or 40.7%. Net interest income after provision for loan losses for the quarter ended June 30, 1998 remained relatively stable over the prior year quarter, decreasing .4%, or $7,000.

As a result of the decrease in net income between the comparative periods, return on average assets and return on average shareholders' equity were .71% and 6.06%, respectively, for the three months ended June 30, 1998 compared to 1.34% and 11.86% for the second quarter of 1997.

Interest Income
---------------

Interest income totaled $3.6 million for the quarter ended June 30, 1998, as compared to $3.5 million for the quarter ended June 30, 1997, an increase of $77,000, or 2.2%. The increase resulted primarily from an increase of $4.3 million in average interest-earning assets, partially offset by a decrease in the yield on average interest-earning assets to 7.98% for the three months ended June 30, 1998 from 8.00% in the prior year period.

Interest income totaled $7.2 million for the six months ended June 30, 1998, as compared to $7.0 million for the same period in 1997, an increase of $217,000, or 3.1%. The increase resulted primarily from an increase of $4.7 million in average interest-earning assets as well as an increase in the yield on average interest-earning assets to 8.04% from 8.00%.

Interest income on loans receivable totaled $2.8 million and $2.4 million for the three months ended June 30, 1998 and 1997, respectively. The $313,000, or 12.8%, increase resulted primarily from an increase in the average balance of loans receivable of $17.9 million, partially offset by a decrease in the average yield on loans receivable to 8.58% from 8.84%. For the six months ended June 30, 1998 and 1997, interest income on loans receivable increased $539,000, or 11.0%, to $5.5 million from $4.9 million. Average loans receivable increased $16.0 million while the yield on average loans receivable decreased to 8.59% from 8.86% for the six months ended June 30, 1998 compared to the same period in 1997. The increase in the average balance in loans receivable was primarily due to the origination of 15 and 30 year term one-to-four family fixed rate mortgage loans held for sale to the secondary market and one-to-four family adjustable rate mortgage loans retained in the Company's portfolio. The origination of mortgage loans held for sale into the secondary market is part of a new program begun by the Company in the fourth quarter of 1997. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. To a lesser degree, the Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on mortgage loans held for sale, the initial rates charged on 5/1 ARMS, and the downward repricing of the one year adjustable rate mortgage portfolio caused by the relatively lower interest rate environment.

Interest income on the mortgage-backed securities portfolio decreased by $48,000, or 12.3%, to $341,000 for the three months ended June 30, 1998, from $389,000 for the three months ended June 30, 1997. The decrease in interest income on mortgage-backed securities resulted generally from a decrease in the average balance on mortgage-backed securities of $2.4 million and a decrease in the average yield on mortgage-backed securities to 6.58% from 6.75%. For the six months ended June 30, 1998 and 1997, interest income on mortgage-backed securities was $712,000 and $775,000, respectively, a decrease of $63,000, or 8.1%. The decrease in interest income resulted primarily from a decrease of $1.3 million, or 5.7%, in the average balance of mortgage-backed securities and a reduction in the average yield on mortgage-backed securities to 6.59% from 6.76%. The decrease in the average balance of mortgage-backed securities resulted from the scheduled amortization and prepayments of principal on the underlying mortgage loans. The cash flow from the mortgage-backed securities portfolio was utilized to fund the origination of loans by the Company. The decrease in the average yield on mortgage-backed securities was the result of prepayments being more predominant on the higher coupon collateral than on those mortgage loans with lower fixed rates.

Interest income on investment securities, on a tax equivalent basis, decreased $144,000, or 24.3%, for the three months ended June 30, 1998 to $448,000 from $592,000 for the same period in 1997. The decrease resulted primarily from a decrease in the average balance of investment securities of $8.3 million, as well as, a decrease in the average yield on investment securities to 6.45% from 6.57% for the quarters ended June 30, 1998 and 1997, respectively. The decrease in the average balance of investment securities resulted primarily from the reinvestment of funds from maturing and called securities into loan originations. The average yield on investment securities declined as higher coupon securities purchased three to five years ago were either called due to the lower interest rate environment or matured.

For the six months ended June 30, 1998, interest income on investment securities decreased $170,000, or 14.5%, to $1.0 million compared to $1.2 million for the same period in 1997. The decrease resulted primarily from a decrease in the average balance of investment securities of $6.5 million, partially offset by an increase in yield on average investments, on a tax equivalent basis, to 6.81% from 6.52%.

Interest income on interest-earning deposits decreased $44,000, or 63.8%, to $25,000 from $69,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease was primarily the result of a decrease of $3.1 million in the average balance of interest-earning deposits, as well as a reduction in the average yield on interest-earning deposits to 5.15% from 5.48%. For the six months ended June 30, 1998 and 1997, interest income on interest-earning deposits decreased $89,000, or 70.6%, to $37,000 compared to $126,000 for the same period in 1997. The decrease in interest income on interest-earning deposits was primarily the result of a $3.3 million decrease in the average balance of interest-earning deposits and a decrease in the average yield on interest-earning deposits to 5.07% from 5.33%. The decrease in the average balance on interest-earning deposits was primarily due to loan demand exceeding deposit inflows and a strategy to maintain lower levels of federal funds sold due to the availability of borrowings and a shortening in the maturity structure of the investment portfolio. The decrease in the average yield on interest-earning deposits was principally due the decrease in the federal funds rate brought about by the general reduction in interest rates.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 1998 increased by approximately $84,000, or 5.0%, to 1.8 million when compared to the same quarter for 1997.
The increase in interest expense for the period was the result of a $4.7 million increase in the average balance on interest-bearing liabilities, as well as an increase on the average cost of interest-bearing liabilities to 4.32% from 4.24%. For the six months ended June 30, 1998, interest expense increased $186,000, or 5.5%, to $3.6 million from $3.4 million for the same period in 1997. The increase in interest expense for the period was the result of a $4.5 million increase in the average balance on interest-bearing liabilities, as well as an increase on the average cost of interest-bearing liabilities to 4.36% from 4.24%. The increase in the average balance and average cost on interest-bearing liabilities was principally the result of the use of borrowed funds. For the six months ended June 30, 1998 the average balance of borrowed funds was $16.5 million and the average cost of the borrowed funds was 5.84%. For the same period in 1997 the average balance of borrowed funds $7.9 million and the average of the borrowings was 5.70%. The borrowed funds are comprised of repurchase agreements and term borrowing from the Federal Home Loan Bank of New York. The borrowings are being utilized to help fund the growth in the Company's loan portfolio and for the purchase of mortgage-backed and investment securities.

Net Interest Income
-------------------

Net interest income totaled $1.8 million for the three months ended June 30, 1998 and 1997. Net interest income for the quarter ended June 30, 1998 decreased $7,000, or .4% compared to the same period in the prior year. The relatively small decline in net interest income for the quarter ended June 30, 1998 occurred despite a sharp decline in long and intermediate term interest rates which resulted in a compression of the Company's net interest rate spread. The yield on the 30 year and 2 year treasury bonds declined by 112 basis points and 56 basis points, respectively from June 30, 1997 to June 30, 1998, demonstrating a flattening of the yield curve. In such an interest rate environment, the Company's yield on earning assets will tend to decrease faster than the cost of interest bearing liabilities. This is evident in the reduction of net interest rate spread to 3.65% for the quarter ended June 30, 1998 from 3.76% at the end of the prior year period. Volume increases, particularly in real estate loans, partially offset the decline in net interest rate spread.

For the six months ended June 30, 1998 and 1997, respectively, net interest income was $3.64 million and $3.61 million, an increase of $31,00, or .9%. The ratio of average interest earning assets to average interest-bearing liabilities remained at 109.86% for the six months ended June 30, 1998 and 1997, while the net interest rate spread fell to 3.67% from 3.76% when comparing the six months ended June 30, 1998 to the same period in 1997.


Provision for Loan Losses
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended June 30, 1998 of $65,000 as compared to a provision of $66,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, the provision for possible loan losses was $141,000 and $127,000, respectively. The Company's ratio of allowance for loan losses to total loans receivable at June 30, 1998 was .63%.

Non-interest Income
-------------------

Non-interest income consists of servicing income, fee income and gain (loss) on sales of investment securities and other operating income. Non-interest income decreased approximately $198,000, or 40.9%, to $286,000 for the three months ended June 30, 1998 as compared to $484,000 for the prior year period. This decrease is primarily attributable to a decrease of $131,000, or 76.1%, in net securities gains, and a $66,000, or 38.3%, decrease in fees derived from commissions on investment services and the cash surrender value of life insurance policies. The decrease in net securities gains results from a lower mark to market recognition of unrealized market value appreciation in the Company's investment in the IIMF mutual fund. The decline in commissions on investment services results from a lower value of transactions in the Company's investment services unit for the quarter ended June 30, 1998 when compared to the same period in 1997.

Non-interest income decreased approximately $8,000, or 1.1%, to $711,000 for the six months ended June 30, 1998 when compared to $719,000 for the same period in 1997. This decrease is primarily comprised of a decrease of $96,000 in other commissions and fees and an $11,000, or, 4.5% decrease in service charges on deposit accounts, partially offset by a $98,000 increase in net securities gains. The reduction in other commissions and fees is principally caused by lower commissions from the Company's investment services unit of $45,000, reduced increases of $37,000 in the Company's cash surrender value on life insurance policies, and a recovery from prior period of approximately $28,000. The reduction of service charges on deposit accounts is primarily attributable to lower volumes of returned non-sufficient checks. The net securities gains are derived from the recognition of unrealized market value appreciation of the Company's investment in a mutual fund and the sale of two general obligation municipal bonds.

Non-interest Expense
---------------------

Non-interest expense increased $221,000, or 16.7% to $1.5 million for the three months ended June 30, 1998, as compared to the same period in 1997. This increase was primarily attributable to a $133,000, or 21.8%, increase in compensation and employee benefits, a $47,000, or 30.6% increase in professional services, a $17,000 increase in data processing costs, and a $26,000 increase in other expenses. The increase in salaries and employee benefits is principally due to the amortization of stock based compensation plans which resulted in expense recognition for the quarter of $154,000. The increase in professional services primarily results from increased real estate appraisal fees and costs associated with the finalization of the formation of the mid-tier holding company. The increase in data processing expenses and other expenses is principally due to technological upgrades to expand mainframe capacity and the installation of a wide area network. These upgrades are essential in order for the Company to enhance its competitiveness and prepare for the assimilation of Oswego County Savings Ban's operation as a result of the impending merger.

For the six months ended June 30, 1998, non-interest expense increased $501,000, or 19.3%, to $3.1 million from $2.6 million for the six months ended June 30, 1997. This increase was primarily attributable to a $298,000, or 24.2%, increase in compensation and employee benefits, a $55,000, or 20.9% increase in professional services, a $45,000 increase in data processing costs, and a $162,000 increase in other expenses, partially offset by expense reductions of $17,000 in occupancy expense. The principal causes of these increases are the same as those attributable to the second quarter explanations which are outlined above. The amount of expense recognition associated with the Company's stock based compensation plans amounted to $305,000 for the first half of 1998.

The Company's efforts to prepare its data processing systems for the impact of the Year 2000 were not a significant component of expense in the first half of 1998 and are not expected to materially impact earning in the future. For further information regarding the Company's efforts and costs associated with the Year 2000 issue, see "General - Year 200".

Income Taxes
------------

Income taxes decreased approximately $135,000, or 49.9%, for the quarter ended June 30, 1998 as compared to the same period in the prior year. This decrease was directly attributable to a $425,000 decrease in the Company's pretax income.

For the six months ended June 30, 1998 and 1997, income tax expense was $305,000 and $466,000, respectively.

Recent Events

Reorganization
--------------

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

Pending Merger
--------------

On May 14, 1998, the Company announced the filing of regulatory applications in connection with the merger of Oswego County Savings into Oswego City Savings Bank. As part of the merger, the Company will offer common stock in a subscription offering to account holders of Oswego County Savings Bank as of December 31, 1996 (eligible account holders) and others in accordance with a Stock issuance Plan jointly adopted by the Company and Oswego County Savings Bank. It was further announced that the boards of the two institutions have agreed that commensurate with the merger, Oswego City Savings Bank will change its name to Pathfinder Bank.

Stock Split
-----------

On January 13, 1998, the Board of Directors of Pathfinder Bancorp, Inc. declared a three for two stock split in the form of a dividend on the holdings company's outstanding common stock. The stock split was paid on February 5, 1998 to shareholders of record as of January 26, 1998. The stock split has been applied retroactively to the financial statements presented in this report.

                          Part II - Other Information
                          ---------------------------

Legal Proceedings
-----------------

From time to time, the Bank is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank.

Changes in Securities
---------------------

On January 13, 1998 the Board of Directors of Pathfinder Bancorp, Inc. declared a three-for-two stock split in the form of a dividend on the Bank's outstanding common stock. The stock split was paid on February 5, 1998 to shareholders of record January 26, 1998.

Defaults upon Senior Securities
-------------------------------

Not applicable

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None

Other Information
-----------------

On June 8, 1998, the Board of Directors declared a $.05 cash dividend to shareholders of record as of June 30, 1998, payable on July 15, 1998.

Exhibits and Reports
--------------------

None

                                  SIGNATURES



     Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PathFinder Bancorp Inc
                                    ------------------------


                                    /s/ Chris C. Gagas
                                    -------------------------------------------
Date: August 11, 1998               Chris C. Gagas
     ----------------               Chairman, President, Chief Executive Officer


                                    /s/ Thomas W. Schneider
                                    -------------------------------------------
Date: August 11, 1998               Thomas W. Schneider
     ----------------               Vice President, Chief Financial Officer