Form 10-Q
period 1998-09-30
PATHFINDER BANCORP INC
filed 1998-11-13
CIK 1046188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                         SEC Exchange Act No. 000-23601
                                              ---------

                            Pathfinder Bancorp, Inc.
                ------------------------------------------------
                (Exact name of bank as specified in its charter)


                                    New York
            --------------------------------------------------------
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                     ---------------------------------------
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


                                 Not Applicable
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______
                      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,779,999 shares of the Company's common stock outstanding as of November 10, 1998.

                            PATHFINDER BANCORP, INC.
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






SIGNATURES

                           PATHFINDER BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
             September 30, 1998 (unaudited) and December 31, 1997


                                                                                    September 30,             December 31,
                                                                                        1998                     1997
                                                                                    ------------              ------------
                     ASSETS
                     ------
Cash and due from banks                                                             $  4,668,149            $  4,334,072
Federal funds sold                                                                           --                      --
                                                                                    ------------            ------------
         Total cash and cash equivalents                                               4,668,149               4,334,072

Investment securities                                                                 44,475,330              56,821,317
Mortgage loans held-for-sale                                                           2,757,178               1,547,354
Loans:
     Real Estate                                                                     114,413,620             110,416,494
     Consumer and other                                                               11,126,293              10,763,277
                                                                                    ------------            ------------
       Total loans                                                                   125,539,913             121,179,771
     Less: Allowance for loan losses                                                     879,161                 827,521
             Unearned discounts and origination fees                                     233,032                 314,322
                                                                                    ------------            ------------
       Loans Receivable, net                                                         124,427,720             120,037,928

Premises and equipment                                                                 4,362,839               3,720,270
Accrued interest receivable                                                            1,290,324               1,443,175
Other real estate                                                                      1,185,687                 766,619
Intangible assets                                                                      3,368,060               3,604,876
Other assets                                                                           5,075,903               4,494,775
                                                                                    ------------            ------------
                                                                                    $191,611,190            $196,770,386
                                                                                    ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Interest bearing                                                               $147,870,274            $144,754,879
     Non-interest bearing                                                              8,548,393               7,644,262
                                                                                    ------------            ------------
       Total deposits                                                                156,418,667             152,399,141
Borrowed funds                                                                        10,200,000              18,242,000
Note payable - ESPOP                                                                     388,275                 430,126
Other liabilities                                                                      2,216,873               2,116,384
                                                                                    ------------            ------------
       Total liabilities                                                             169,223,815             173,187,651

Shareholders' equity: (1)
     Common stock, par value $.10 per share; authorized 9,900,000
       shares; 2,874,999 shares issued and outstanding                                   287,500                 287,500
     Additional paid in capital                                                        7,597,051               7,643,084
     Retained earnings                                                                17,721,626              17,156,415
     Unearned stock based compensation                                                (1,531,536)             (1,836,250)
     Unearned ESOP shares                                                               (363,116)               (411,050)
     Accumulated other comprehensive income                                              911,430                 743,036
     Treasury stock, at cost; 138,625 shares                                          (2,235,580)                     --
                                                                                    ------------            ------------
       Total shareholders' equity                                                     22,387,375              23,582,735
                                                                                    ------------            ------------
                                                                                    $191,611,190            $196,770,386
                                                                                    ============            ============

(1) December 31, 1997 amounts reflect impact of reorganization for Pathfinder Bancorp, Inc. and the retroactive effect of the 3 for 2 split declared on January 13, 1998 and paid on February 5, 1998

The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   For the three months and nine months ended
                    September 30, 1998 and September 30, 1997
                                   (unaudited)


                                                                        For the three months ended      For the nine months ended
                                                                       ----------------------------   ------------------------------
                                                                       September 30,  September 30,   September 30,    September 30,
                                                                           1998           1997            1998             1997
                                                                       -------------  -------------   -------------   --------------
INTEREST INCOME:
   Loans                                                                $2,714,167     $2,527,898      $8,152,218     $ 7,426,811
   Interest and dividends on investments:
       U.S. Treasury and agencies                                           35,123        101,451         171,806         309,496
       State and political subdivisions                                     78,307         94,932         257,306         277,123
       Corporate                                                           219,957        377,179         792,835       1,136,813
       Marketable equity securities                                         26,864         49,063          76,149          70,893
       Mortgage-backed                                                     322,532        399,775       1,034,776       1,175,129
       Federal funds sold and interest-bearing deposits                     74,740         40,067         112,115         165,827
                                                                        ----------     ----------     -----------     -----------
           Total interest income                                         3,471,690      3,590,365      10,597,205      10,562,082

INTEREST EXPENSE:
   Interest on deposits                                                  1,576,295      1,590,827       4,647,020       4,732,368
   Interest on borrowed funds                                              184,435        149,158         665,171         373,962
                                                                        ----------     ----------     -----------     -----------
           Total interest expense                                        1,760,730      1,739,985       5,312,191       5,106,330
                                                                        ----------     ----------     -----------     -----------

            Net interest income                                          1,710,960      1,850,380       5,285,014       5,455,752
   Provision for loan losses                                               110,462         57,539         251,003         184,890
                                                                        ----------     ----------     -----------     -----------
            Net interest income after provision for loan losses          1,600,498      1,792,841       5,034,011       5,270,862
                                                                        ----------     ----------     -----------     -----------

OTHER INCOME:
   Service charges on deposit accounts                                     145,156        123,228         384,388         373,860
   Mortgage servicing fees                                                  10,148          9,865          34,145          33,004
   Net gain (loss) on securities and loan sales                            (11,295)        74,996         258,750         247,049
   Other charges, commission and fees                                       87,090         96,761         264,392         369,616
                                                                        ----------     ----------     -----------     -----------
           Total other income                                              231,099        304,850         941,675       1,023,529
                                                                        ----------     ----------     -----------     -----------

OTHER EXPENSES:
   Salaries and employee benefits (a)                                      790,301        645,873       2,326,966       1,874,892
   Building occupancy                                                      148,757        163,348         470,251         501,915
   Data processing expenses                                                111,385        101,628         336,344         281,764
   Professional and other services                                          87,134        163,683         405,502         426,995
   Deposit insurance premiums                                                7,821          7,318          27,867          24,936
   Amortization of intangible asset (b)                                     78,939         78,939         236,827         236,817
   Other expenses                                                          290,851        245,263         815,562         652,254
                                                                        ----------     ----------     -----------     -----------
           Total other expenses                                          1,515,188      1,406,053       4,609,309       3,999,573
                                                                        ----------     ----------     -----------     -----------

Income before income taxes                                                 316,409        691,638       1,366,377       2,294,818
Provision for income taxes (c)                                              86,334        212,133         390,824         678,097
                                                                        ----------     ----------     -----------     -----------
Net income                                                              $  230,075     $  479,505     $   975,553     $ 1,616,721
                                                                        ----------     ----------     -----------     -----------
   Other comprehensive income, net of tax:
       Unrealized gains on securities:                                      36,948        144,853         197,015         180,604
           Unrealized holding gains arising during period
           Less: reclassification adjustment for gains included in
             net income                                                        --             --          (28,621)            --
                                                                        ----------     ----------     -----------     -----------
Comprehensive income                                                    $  267,023     $  624,358     $ 1,143,947     $ 1,797,325
                                                                        ==========     ==========     ===========     ===========

       Earnings per share - basic                                       $      .08     $      .17     $      . 35     $       .57
                                                                        ==========     ==========     ===========     ===========
       Earnings per share - diluted                                     $      .08     $      .17     $       .34     $       .57
                                                                        ==========     ==========     ===========     ===========


(a) includes non-cash expenses for stock based compensation plans of $147,000 and $32,000 for the three month period ended September 30, 1998 and 1997, respectively, and $467,000 and $77,000 for the nine month period ended September 30, 1998 and 1997, respectively.
(b)  represents the non-cash amortization of premium paid on deposits acquired
(c) includes the tax benefit associated with the realization of non-cash expenses of $68,000 and $33,000 for the three month period ended September 30, 1998 and 1997, respectively, and $211,000 and $94,000 for the nine month period ended September 30, 1998 and 1997, respectively.

                                           PATHFINDER BANCORP, INC.
                                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                 (unaudited)




                                                                                                               Accum.
                                             Common Stock           Add'l                        Unearned      Other
                                         --------------------      Paid in       Retained       Stock-Based    Compr.
                                          Shares      Amount       Capital       Earnings      Compensation    Income
                                         ---------   --------    ----------    -----------     ------------   --------
Balance, December 31, 1997               2,874,999   $287,500    $7,643,084    $17,156,415      $(1,836,250)  $743,036
Net Income                                                                         975,553
Other comprehensive income, net of tax
   Unrealized gains on securities, net
    of reclassification adjustment
   Comprehensive income
ESOP shares earned                                                  113,631
Treasury stock purchased
Stock awards granted                                               (159,664)
Stock based compensation earned                                                                     304,714
Change in unrealized net appreciation
 on investment securities                                                                                      168,394
Dividends declared                                                                (410,342)
                                         ---------   --------    ----------    -----------      -----------   --------
Balance, September 30, 1998              2,874,999   $287,500    $7,597,051    $17,721,626      $(1,531,536)  $911,430
                                         =========   ========    ==========    ===========      ===========   ========

                                                            Unearned
                                                              ESOP          Treasury
                                                             Shares          Stock          Total
                                                           ---------     ------------    -----------
Balance, December 31, 1997                                 $(411,050)    $         -     $23,582,735
Net Income                                                                                   975,553
Other comprehensive income, net of tax
   Unrealized gains on securities, net
    of reclassification adjustment
   Comprehensive income
ESOP shares earned                                            47,934                         161,565
Treasury stock purchased                                                  (2,395,244)     (2,395,244)
Stock awards granted                                                         159,664               0
Stock based compensation earned                                                              304,714
Change in unrealized net appreciation on
 investment securities                                                                       168,394
Dividends declared                                                                          (410,342)
                                                           ---------     -----------     -----------
Balance, September 30, 1998                                $(363,116)    $(2,235,580)    $22,387,375
                                                           =========     ===========     ===========

The accompanying notes are an integral part of the financial statements

                           PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOW
                   September 30, 1998 and September 30, 1997
                                  (unaudited)


                                                                                    September 30,          September 30,
                                                                                        1998                   1997
                                                                                    ------------           ------------
OPERATING ACTIVITIES:
   Net Income                                                                      $    975,553             $ 1,616,721
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan, investment and other real estate losses                     251,003                 184,890
        Deferred compensation                                                           152,484                 128,869
        ESOP shares earned                                                              161,565                  77,196
        Stock based compensation earned                                                 304,714                      --
        Deferred income taxes                                                                --                (126,808)
        Realized (gain) loss on sale of:
             Real estate acquired through foreclosure                                    13,303                      --
             Loans                                                                       (3,196)                     --
             Available-for-sale securities                                             (205,709)               (247,049)
        Depreciation                                                                    167,545                 184,706
        Amortization of intangibles                                                     236,817                 236,817
        Net amortization of premiums and discounts on
           investment securities                                                        (29,272)                 54,146
        Decrease (increase) in interest receivable                                      152,851                (200,509)
        (Increase) decrease in other assets                                           (520,195)                128,663
        (Decrease) in other liabilities                                                (277,016)               (172,511)
                                                                                   ------------              ----------
   Net cash provided by operating activities                                          1,380,447               1,865,131
                                                                                   ------------              ----------


INVESTING ACTIVITIES:
        Purchase of investment securities available for sale                         (3,405,778)             (8,132,250)
        Proceeds from maturities and principle reductions of
            investment securities held to maturity                                    3,770,000               1,250,000
        Proceeds from maturities and principle reductions of
           investment securities available for sale                                  12,056,283               5,105,114
        Proceeds from sale of:
             Real estate acquired through foreclosure                                   333,761                 464,018
             Loans                                                                    6,723,836                      --
             Available-for-sale securities                                              420,129                 792,354
        Net increase in loans                                                       (13,054,549)             (6,191,407)
        Purchase of premises and equipment                                             (810,114)               (415,614)
        Increase in surrender value of life insurance                                  (110,779)               (169,321)
        Other investing activities                                                     (232,997)                     --
                                                                                    ------------             ----------
   Net cash provided by (used in) investing activities                                5,689,792              (7,297,106)
                                                                                    ------------             ----------

                            STATEMENT OF CASH FLOWS
                                  (continued)

                                                                                   September 30,           September 30,
                                                                                       1998                    1997
                                                                                   ------------            ------------

FINANCING ACTIVITIES:
        Net increase (decrease) in demand deposits, NOW accounts
           savings accounts, money market deposit accounts
           and escrow deposits                                                      $ 2,081,495             $(4,047,702)
        Net increase in time deposits                                                 1,938,030               1,129,368
        Net repayments of short term borrowings                                      (8,042,000)                     --
        Proceeds from short term borrowings                                                  --               4,300,000
        Repayments of borrowings                                                        (41,850)                (41,850)
        Cash dividends                                                                 (276,593)               (354,690)
        Treasury stock acquired                                                      (2,395,244)                     --
                                                                                    -----------            ------------
   Net cash (used in) provided by financing activities                               (6,736,162)                985,126
   Decrease in cash and cash equivalents                                                334,077              (4,446,849)
   Cash and cash equivalents at beginning of period                                   4,334,072               8,352,959
                                                                                    -----------            ------------
   Cash and cash equivalents at end of period                                       $ 4,668,149            $  3,906,110
                                                                                    ===========            ============


CASH PAID DURING THE PERIOD FOR:

   Interest                                                                         $ 5,407,043            $ 5,021,295
   Income taxes                                                                         451,000                799,868


NON-CASH INVESTING ACTIVITY:

   Transfer of loans to other real estate                                            $  533,135           $    323,087
   Change in unrealized depreciation in securities available for sale                   280,657                301,007

NON-CASH FINANCING ACTIVITY:

   Dividends declared and unpaid                                                       $133,749           $    130,792



The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.

                          Notes to Financial Statements


(1) Basis of Presentation
-------------------------

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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 1998 and 1997.

     Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2) Earnings per Share
----------------------

     Earnings per share are based on the weighted average number of common shares outstanding during the period. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

     Earnings per share have been computed based upon net income for the three months ended September 30, 1998 and 1997, using 2,754,088 and 2,799,924, weighted average common shares outstanding, respectively. Year-to-date earnings per share have been computed based upon net income for the nine months ended September 30, 1998 and 1997 using 2,771,996 and 2,797,085 weighted average common shares.

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

                            Pathfinder Bancorp, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation



General

On December 30, 1997, Oswego City Savings Bank completed its reorganization into the mid-tier holding company form of mutual holding company ownership. Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. and Oswego City Savings Bank for the periods prior to December 30, 1997. At September 30, 1998, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Oswego City Savings Bank.

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


Proposed Merger
---------------

On September 5, 1997, the Board of Directors of the Company, in conjunction with the Board of Trustees of Oswego County Savings Bank ("County Savings"), a New York State chartered mutual savings bank headquartered in Oswego, New York, announced the adoption of a definitive merger agreement under which the banks will be combined. The proposed transaction is subject to regulatory approval, as well as approval of the shareholders of Pathfinder Bancorp, Inc.. On May 13, 1998, applications for the merger were filed with the Federal Deposit Insurance Corporation, the Federal Reserve Bank, and the New York State Banking Department. On September 21, 1998, a Form S-2 registration statement was filed with the Securities Exchange Commission. As of September 30, 1998, Oswego County Savings Bank had total assets of approximately $109.8 million, deposits of $95.8 million and net worth of $11.4 million. Upon completion of the proposed merger, the Company's total assets and deposits will increase commensurately. Refer to the "Recent Events" for additional information regarding the proposed merger.


Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Left unresolved, the year 2000 issue could result in a system failure or miscalculations causing disruptions of operations including, but not limited to, a temporary inability to process transactions, calculate interest, or engage in similar normal business activities. In early 1997, the Company formed a Year 2000 committee to address the issues surrounding the problem. The committee has adopted a policy statement and plan of action to identify, correct, test, and implement solutions to ensure that the Company's systems are ready to process in the year 2000 and beyond. The policy statement comprises three phases: the assessment phase, the renovation phase, and the validation phase. During 1997, the Company completed its assessment phase and has identified its computer and electronic software systems that will require modification or replacement. The committee has determined that the required changes are minimal, and that such changes will resolve the Company's Year 2000 computer systems issues. The committee has segregated the issues between those that affect information technology ("IT") and those that do not ("non-IT"). Testing for non-IT systems is 90% complete at September 30, 1998. Testing and implementation of solutions for IT commenced in September 1998 with a goal to be fully tested by December 31, 1998.

The Company will utilize both internal and external resources to program, replace, and test the software for Year 2000 modifications. The Company is also communicating with its third party data processing vendors, as well as its significant suppliers and commercial customers, to determine the Company's exposure should any of these parties fail to resolve their own significant Year 2000 issues. The committee is evaluating the risk from these third parties and, where appropriate, will establish action plans to reduce or eliminate the risk. In some cases, the Company will rely on third party information which may be inaccurate and unverifiable. Should third party entities, including Federal and State governments and agencies fail to resolve their own Year 2000 issues, an adverse effect on the Company could result. The committee is also responsible for the creation and maintenance of a contingency plan for all mission critical system application functions by which the company would operate if remedial action is insufficient. The contingency plan will also address operational policies and procedures in the event of electrical power supply and/or telephone service failures associated with the year 2000 issue. The expected completion date of the contingency plan is December 31, 1998.

The costs of the remedial actions and the date on which the Company plans to complete the Year 2000 modifications, are based on management's best estimates and assumptions including the continued availability of third party services, their modification plans, and other factors. Costs related to the Year 2000 issue will be expensed as they are incurred, except for the cost, if any for new hardware or software that is purchased which will be capitalized and expensed in conformity with generally accepted accounting principles. At September 30, 1998, the costs the Company incurred to address the year 2000 issue have not been significant. In connection with the Merger, the Company will incur costs to integrate County Savings computer operations with the Company's computer system. The computer and programming upgrades necessary to accommodate this integration will incorporate Year 2000 compliance. Management of the Company estimates that the costs to complete a comprehensive upgrade of computer operation including the expanded capacity and modification to incorporate County Savings computer operations will be $750,000, of which, $575,000 has been spent as of September 30, 1998. There can be no assurance that the Company's third party data service providers will be able to satisfactorily address the year 2000 issue, or that the cost of integrating County Savings computer system with the Company's, and making sure that the integrated computer system is year 2000 compliant will not exceed management's estimate.

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

The following discussion reviews the financial condition at September 30, 1998 and the results of operations of the Company for the three months and nine months ended September 30, 1998.


FINANCIAL CONDITION

Assets
------

Total assets decreased approximately $5.2 million, or 2.6%, to $191.6 million at September 30, 1998 from $196.8 million at December 31, 1997. The decrease in total assets was primarily incurred as a result as reductions in the Company's securities portfolio from maturities, calls and prepayment's were used to pay down repurchase agreement borrowings. Total investment securities declined by $12.3 million and borrowed funds were reduced by $8.0 million. Reductions in the investment portfolio were also used to fund loan production. The decline in asset base also reflects the lack of significant growth and economic development in the Company's market area . For the nine months ended September 30, 1998, loans receivable increased $4.4 million, or 3.6%, to $125.5 million from $121.2 at December 31, 1997. Mortgage loans held-for-sale increased approximately $1.2 million to $2.8 million from $1.5 million at December 31, 1997. The increase in mortgage loans held-for-sale is net of loan sales of approximately $6.6 million. Loan originations were principally funded from the re-deployment of maturing and prepaid investment securities and principal repayments and prepayments on loans held in the Company's portfolio. The demand for the Company's loan products occurred principally on one to four family mortgage loans and commercial real estate loans.

Investment securities decreased by approximately $12.3 million, or 21.7%, to $44.5 million at September 30, 1998, from $56.8 million at December 31, 1997. The decrease in investment securities is primarily the result of utilizing maturing investment securities to fund loan originations and reduce short term borrowings, primarily 90 day repurchase agreements. Non-earning assets increased by $1.3 million, or 8.9%, at September 30, 1998 when compared to December 31, 1997. The increase in non-earning assets is principally due to increases in premises and equipment, net of depreciation, of $642,000, other real estate owned of $419,000, and other assets and accrued interest receivable of $428,000.


Liabilities
-----------

Total liabilities decreased by $4.0 million, to $169.2 million at September 30, 1998 from $173.2 million at December 31, 1997. The decrease is primarily attributable to a $8.0 million, or 44.1% reduction in borrowed funds, partially offset by an increase in deposits of $4.0 million, or 2.6%. The decrease in borrowed funds is principally the result of paydowns on repurchase agreements collateralrized by mortgage-backed securities. The rapid prepayments on the mortgage-backed securities lowered the collateralization levels of the borrowings. The borrowed funds are part of a strategy to leverage the Company's capital and provide incremental income through the use of wholesale deposits. Additionally, proceeds from the securitzation and sale of pools of originated loans was utilized to payoff $3.0 million in short-term borrowings used to help fund the loan origination. The increased deposit levels consist mainly of inflows into the Company's passbook savings accounts and non-interest bearing checking accounts and interest credited on existing interest-bearing accounts. The increases in these categories are primarily the result of deposits received in association with commercial lending activities and increased penetration within the existing retail customer base.


Liquidity and Capital Resources
-------------------------------

Shareholders' equity decreased $1.2 million, or 5.1%, to $22.4 million at September 30, 1998 from $23.6 million at December 31, 1997. The decrease in shareholder's equity is primarily the result of the net acquisition of 138,625 shares of treasury stock as part of the Company's share repurchase program (see "Recent Events") and to fund the Company's Management Retention Plan for a net cost of approximately $2.2 million, combined with dividends declared of $410,000. Partially offsetting the decreases in shareholder's equity were increases resulting from net income totaling $976,000, ESOP and other stock-based compensation earned of $312,000, and net unrealized holding gains on investment securities arising during the period totaling $168,000.

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


Management of Market Risk - Interest Rate Risk
----------------------------------------------

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

The Company does not maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. In addition, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer term loans and mortgage-backed securities with shorter term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter term deposits may rise faster than its earnings on longer term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage- backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch, is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has on occasion offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, five year/one year ARM loans (mortgage loans which are fixed rate for the first five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities

(original maturities of three to five years) portfolio with staggered maturities. The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on it's GAP position, net interest income, and the market value of portfolio equity to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range, rather the Board of Directors has set parameters of percentage change by which net interest margin and the market value of portfolio equity are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk. The results of these techniques are outlined below the GAP table.

At September 30, 1998, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $11.6 million, representing a cumulative one-year gap ratio of a negative 7.21%. Simulation and net present value analysis demonstrate percentage changes to net interest income and net portfolio value of a negative 8.89% and a negative 19.66%, respectively, in an upward 200 basis point parallel shift in the yield curve.


Results of Operations
---------------------

The Company had net income of approximately $230,000, and $480,000 for the three months ended September 30, 1998, and 1997, respectively. Net income for the nine months ended September 30, 1998 and 1997 amounted to $976,000 and $1.6 million, respectively. The decrease in net income for the three months ended September 30, 1998, resulted primarily from decreases in net interest income of $139,000, or 7.5%, and noninterest income of $74,000, or 24.2%, and increases in provisions for loan losses of $53,000, or 92.0%, and operating expenses of $109,000, or 7.8%, partially offset by a reduction in income tax provision of $126,000.

As a result of the decrease in net income between the comparative periods, return on average assets and return on average shareholders' equity were .47% and 4.11%, respectively, for the three months ended September 30, 1998 compared to 1.00% and 8.52% for the third quarter of 1997.


Interest Income
---------------

Interest income totaled $3.5 million for the quarter ended September 30, 1998, as compared to $3.6 million for the quarter ended September 30, 1997, a decrease of $119,000, or 3.3%. The decrease resulted primarily from a decrease in the yield on average interest-earning assets to 7.94% for the three months ended September 30, 1998 from 8.26% in the prior year period, partially offset by an increase of $884,000 million in average interest-earning assets. The yield reduction is principally the result of mortgage loan originations at rates over 100 basis points below the weighted average coupon of the existing loan portfolio which lowered the total portfolio yield, and the reinvestment of security principal maturity's and prepayments at rates over 75 basis points less than the existing portfolio yield. The decline in yield on investments and mortgages was caused by a general decline in market interest rates. To illustrate, the yield on 1 year and 30 year treasury bonds declined by 124 basis points and 108 basis points, respectively from December 31, 1997 to September 30, 1998.

Interest income totaled $10.6 million for the nine months ended September 30, in both 1998 and 1997. An increase of $2.2 million in average interest-earning assets was offset by a decrease in the yield on average interest-earning assets to 8.00% from 8.08%

Interest income on loans receivable totaled $2.7 million and $2.5 million for the three months ended September 30, 1998 and 1997, respectively. The $186,000, or 7.4%, increase resulted primarily from an increase in the average balance of loans receivable of $12.6 million, partially offset by a decrease in the average yield on loans receivable to 8.57% from 8.87%. For the nine months ended September 30, 1998 and 1997, interest income on loans receivable increased $725,000, or 9.8%, to $8.2 million from $7.4 million. Average loans receivable increased $12.8 million while the yield on average loans receivable decreased to 8.59% from 8.71% for the nine months ended September 30, 1998 compared to the same period in 1997. The increase in the average balance in loans receivable was primarily due to the origination of 15 and 30 year term one-to-four family fixed rate mortgage loans held for sale to the secondary market and one-to-four family adjustable rate mortgage loans retained in the Company's portfolio. The origination of mortgage loans held for sale into the secondary market is part of a new program begun by the Company in the fourth quarter of 1997. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. To a lesser degree, the Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on mortgage loans held for sale, the initial rates charged on 5/1 ARMS, and the downward repricing of the one year adjustable rate mortgage portfolio caused by the relatively lower interest rate environment.

Interest income on the mortgage-backed securities portfolio decreased by $77,000, or 19.3%, to $323,000 for the three months ended September 30, 1998, from $400,000 for the three months ended September 30, 1997. The decrease in interest income on mortgage-backed securities resulted generally from a decrease in the average balance on mortgage-backed securities of $4.2 million and a decrease in the average yield on mortgage-backed securities to 6.70% from 6.80%. For the nine months ended September 30, 1998 and 1997, interest income on mortgage-backed securities was $1.0 million and $1.2 million, respectively, a decrease of $140,000, or 11.9%. The decrease in interest income resulted primarily from a decrease of $2.4 million, or 10.3%, in the average balance of mortgage-backed securities and a reduction in the average yield on mortgage-backed securities to 6.62% from 6.74%. The decrease in the average balance of mortgage- backed securities resulted from the scheduled amortization and prepayments of principal on the underlying mortgage loans. Prepayments accelerated during the third quarter of 1998 as the decline in interest rates on new mortgages fostered significant refinancing activity. The cash flow from the mortgage-backed securities portfolio was utilized to fund the origination of loans by the Company. The decrease in the average yield on mortgage-backed securities was the result of prepayments being more predominant on the higher coupon collateral than on those mortgage loans with lower fixed rates.

Interest income on investment securities, on a tax equivalent basis, decreased $267,000, or 40.5%, for the three months ended September 30, 1998 to $393,000 from $660,000 for the same period in 1997. The decrease resulted primarily from a decrease in the average balance of investment securities of $11.3 million, as well as, a decrease in the average yield on investment securities to 6.63% from 7.33% for the quarters ended September 30, 1998 and 1997, respectively. The decrease in the average balance of investment securities resulted primarily from the reinvestment of funds from maturing and called securities into loan originations. The average yield on investment securities declined as higher coupon securities purchased three to five years ago were either called due to the lower interest rate environment or matured.

For the nine months ended September 30, 1998, interest income on investment securities decreased $504,000, or 26.6%, to $1.4 million compared to $1.9 million for the same period in 1997. The decrease resulted primarily from a decrease in the average balance of investment securities of $7.7 million, as well as a decrease in the yield on average investments, on a tax equivalent basis, to 6.66% from 7.10%.

Interest income on interest-earning deposits increased $35,000, or 87.5%, to $75,000 from $40,000 for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily the result of an increase of $3.8 million in the average balance of interest-earning deposits, partially offset by a reduction in the average yield on interest-earning deposits to 5.04% from 7.35%. For the nine months ended September 30, 1998 and 1997, interest income on interest-earning deposits decreased $54,000, or 32.5%, to $112,000 compared to $166,000 for the same period in 1997. The decrease in interest income on interest- earning deposits was primarily the result of a $482,000 decrease in the average balance of interest-earning deposits and a decrease in the average yield on interest-earning deposits to 5.07% from 6.46%. The decrease in the average balance on interest-earning deposits was primarily due to loan demand exceeding deposit inflows and a strategy to maintain lower levels of federal funds sold due to the availability of borrowings and a shortening in the maturity structure of the investment portfolio. The decrease in the average yield on interest-earning deposits was principally due the decrease in the federal funds rate brought about by the general reduction in interest rates.


Interest Expense
----------------

Interest expense for the quarter ended September 30, 1998 increased by approximately $21,000, or 1.2%, to 1.8 million when compared to the same quarter for 1997. The increase in interest expense for the period was the result of a $1.1 million increase in the average balance on interest-bearing liabilities, as well as an increase on the average cost of interest-bearing liabilities to 4.38% from 4.36%. For the nine months ended September 30, 1998, interest expense increased $206,000, or 3.9%, to $5.3 million from $5.1 million for the same period in 1997. The increase in interest expense for the period was the result of a $4.6 million increase in the average balance on interest-bearing liabilities, as well as an increase on the average cost of interest-bearing liabilities to 4.36% from 4.32%. The increase in the average balance and average cost on interest- bearing liabilities was principally the result of the use of borrowed funds. For the nine months ended September 30, 1998 the average balance of borrowed funds was $15.1 million and the average cost of the borrowed funds was 5.85%. For the same period in 1997 the average balance of borrowed funds was $8.4 million and the average cost of the borrowings was 5.92%. The borrowed funds are comprised of repurchase agreements and term borrowing from the Federal Home Loan Bank of New York. The borrowings are being utilized to help fund the growth in the Company's loan portfolio and for the purchase of mortgage-backed and investment securities.


Net Interest Income
-------------------

Net interest income totaled $1.7 million for the three months ended September 30, 1998 and $1.9 million for the same period in 1997. Net interest income for the quarter ended September 30, 1998 decreased $139,000, or 7.5%, compared to the same period in the prior year. The decline in net interest income for the quarter ended September 30, 1998 occurred because of a sharp decline in long and intermediate term interest rates which resulted in a compression of the Company's net interest rate spread. The yield on the 1 year and 30year treasury bonds declined by 124 basis points and 108 basis points, respectively during the nine months ended September 30, 1998, while interest rates on overnight funds remained relatively stable resulting in a flattening of the yield curve. In such an interest rate environment, the Company's yield on earning assets will tend to decrease faster than the cost of interest bearing liabilities. This is evident in the reduction of net interest rate spread to 3.56% for the quarter ended September 30, 1998 from 3.90% at the end of the prior year period. Volume increases, particularly in real estate loans, partially offset the decline in net interest rate spread.

For the nine months ended September 30, 1998 and 1997, respectively, net interest income was $5.3 million and $5.5 million, a decrease of $171,000, or 3.1%. The ratio of average interest earning assets to average interest-bearing liabilities declined to 109.75% through September 30, 1998 from 111.51% for the nine months ended September 30, 1997, while the net interest rate spread fell to 3.64% from 3.77% when comparing the nine months ended September 30, 1998 to the same period in 1997.


Provision for Loan Losses
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended September 30, 1998 of $110,000 as compared to a provision of $58,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, the provision for possible loan losses was $251,000 and $185,000, respectively. The increase in provision for loan losses reflects higher net charge-offs for the period as well as the increased risks associated with expanded commercial lending. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at September 30, 1998 was .69% and 58.41%, respectively.


Non-interest Income
-------------------

Non-interest income consists of servicing income, fee income and gain (loss) on sales of investment securities and other operating income. Non-interest income decreased approximately $74,000, or 24.2%, to $231,000 for the three months ended September 30, 1998 as compared to $305,000 for the prior year period. This decrease is primarily attributable to a decrease of $86,000, or 115.1%, in net securities gains and losses, and a $8,000 decrease in fees derived from commissions on investment services, partially offset by a 22,000, or 17.8% increase in deposit account service charges. The decrease in net securities gains and losses results from a loss incurred in the mark to market recognition of unrealized market value depreciation in the Company's investment in the IIMF mutual fund. The decline in commissions on investment services results from a lower volume of transactions in the Company's investment services unit for the quarter ended September 30, 1998 when compared to the same period in 1997.

Non-interest income decreased approximately $82,000, or 8.0%, to $942,000 for the nine months ended September 30, 1998 when compared to $1.0 million for the same period in 1997. This decrease is primarily comprised of a decrease of $105,000 in other commissions and fees, partially offset by an $11,000, or 2.8%, increase in service charges on deposit accounts and a $12,000 increase in net securities gains. The reduction in other commissions and fees is principally caused by lower commissions from the Company's investment services unit of $57,000, reduced increases of $40,000 in the Company's cash surrender value on life insurance policies, and a recovery from prior period of approximately $23,000. The net securities gains are derived from the recognition of unrealized market value appreciation of the Company's investment in a mutual fund and the sale of two general obligation municipal bonds. Increases in deposit account service charges are the result of higher deposit levels and increased commercial deposit activity.


Non-interest Expense
--------------------

Non-interest expense increased $109,000, or 7.8%, to $1.5 million for the three months ended September 30, 1998, as compared to the same period in 1997. This increase was primarily attributable to a $144,000, or 22.4%, increase in compensation and employee benefits, a $10,000, or 9.6%, increase in data processing costs, and a $46,000 increase in other expenses, partially offset by reduction of $15,000 in occupancy expense and $77,000 decrease in professional services. The increase in salaries and employee benefits is principally due to the amortization of stock based compensation plans which resulted in expense recognition for the quarter of $147,000. The increase in data processing expenses and other expenses is principally due to technological upgrades to expand mainframe capacity and the installation of a wide area network. These upgrades are essential in order for the Company to enhance its competitiveness and prepare for the assimilation of Oswego County Savings Bank's operation as a result of the impending merger.

For the nine months ended September 30, 1998, non-interest expense increased $610,000, or 15.2%, to $4.6 million from $4.0 million for the nine months ended September 30, 1997. This increase was primarily attributable to a $442,000, or 23.6%, increase in compensation and employee benefits, a $55,000 increase in data processing costs, and a $163,000 increase in other expenses, partially offset by expense reductions of $32,000 in occupancy expense and $21,000 in professional services. The principal causes of these increases are the same as those attributable to the third quarter explanations which are outlined above. The amount of expense recognition associated with the Company's stock based compensation plans amounted to $467,000 for the first three quarter of 1998.

The Company's efforts to prepare its data processing systems for the impact of the Year 2000 were not a significant component of expense in the first three quarters of 1998 and are not expected to materially impact earnings in the future. For further information regarding the Company's efforts and costs associated with the Year 2000 issue, see "General - Year 2000".

Income Taxes
------------

Income taxes decreased approximately $126,000, or 59.3%, for the quarter ended September 30, 1998 as compared to the same period in the prior year. This decrease was directly attributable to a $375,000 decrease in the Company's pretax income.

For the nine months ended September 30, 1998 and 1997, income tax expense was $391,000 and $678,000, respectively.

RECENT EVENTS

Share Repurchase Program
------------------------

On August 21, 1998, the Company announced the adoption of a share repurchase program to acquire up to 132,000 share of the Company's common stock, which represents approximately 10% of the common stock held by minority shareholders (shares not held by the mutual holding company parent). At September 30, 1998, the Company had purchased 95,000 shares commensurate with the plan at an aggregate cost of $1.4 million.

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

LEGAL PROCEEDINGS

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

DEFAULTS UPON SENIOR SECURITIES

Not applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

OTHER INFORMATION

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




                                           PATHFINDER BANCORP, INC.






Date:      November 10, 1998                 /s/ Chris C. Gagas
         --------------------              ------------------------------------
                                             Chris C. Gagas
                                             Chairman, President,
                                             Chief Executive Officer





Date:      November 10, 1998                 /s/ Thomas W. Schneider
         --------------------              ------------------------------------
                                             Thomas W. Schneider
                                             Executive Vice President,
                                             Chief Financial Officer