Form 10-K405
period 1998-12-31
PATHFINDER BANCORP INC
filed 1999-03-30
CIK 1046188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998
                                      OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]
 For the transaction period from ___________________ to ______________________



                       Commission File Number: 000-23601

                            PATHFINDER BANCORP, INC.
           --------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                   16-1540137
-----------------------------         ---------------------------------------
(State or Other Jurisdiction          (I.R.S. Employer Identification Number)
of Incorporation or Organization)


         214 West First Street, Oswego, NY              13126
     -----------------------------------------       ----------
      (Address of Principal Executive Office)         (Zip Code)

                                (315) 343-0057
             -----------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

YES  [X]            NO  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [X]

     As of February 28, 1999, there were 2,877,470 shares issued and 2,745,470 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 1999 ($11.25) was $11,575,834.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Parts II and IV).
2.   Proxy Statement for the 1999 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I
                                     ------

ITEM 1.   Business
-------   --------

General

Pathfinder Bancorp, Inc.

     Pathfinder Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in September 1997. The only significant asset of the Company is its investment in Oswego City Savings Bank (the "Bank"). The Company is majority owned by Pathfinder Bancorp, MHC, a New York-chartered mutual holding company (the "Mutual Holding Company"). On December 30, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of outstanding Bank common stock was automatically converted into one share of Company common stock, par value $.l0 per share (the "Common Stock"). At February 28, 1999 the Mutual Holding Company held 1,192,970 shares of Common Stock and the public held 1,552,500 shares of Common Stock (the "Minority Shareholders").

     The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

Oswego City Savings Bank

     The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has five full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 1998, the Bank had total assets of $203.4 million, total deposits of $160.2 million, and shareholders' equity of $22.3 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 1998, $118.8 million, or 91.2% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $87.1 million, or 73.3%, were loans secured by one- to four-family residences, $20.1 million, or 16.9%, were secured by commercial real estate, $2.0 million, or 1.7%, were secured by multi-family properties and $9.6 million, or 8.1%, of total real estate loans, were secured by second liens on residential properties. The Bank also originates consumer and other loans which totaled $10.5 million, or 8.2%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.
The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

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

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio primarily consists of one- to four-family mortgage loans secured by residential and investment properties, as well as mortgage loans secured by multi-family residences and commercial real estate. To a lesser extent the Bank's loan portfolio also includes consumer and business loans. The Bank generally originates loans for retention in its portfolio, although during 1998 the Bank originated and securitized approximately $8.8 million of 15 and 30 year fixed rate mortgages, of which approximately $7.7 million were sold into the secondary market. The loan sales resulted in approximately $55,000 in capitalized servicing rights.
At December 31, 1998, $2.8 million, or 2.6% of the Bank's total one- to four-family real estate portfolio consisted of loans held for sale. In recent years, the Bank has not purchased loans originated by other lenders.

     Analysis of Loan Portfolio. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                                          Years Ended December 31,
                              -----------------------------------------------------------------------------------------------------
                                     1998                  1997               1996                1995                  1994
                              ------------------    ----------------    ---------------      ----------------    -----------------
                              Amount     Percent    Amount   Percent    Amount   Percent     Amount   Percent    Amount    Percent
                              ------     -------    ------   -------    ------   -------     ------   -------    ------    -------
                                                           (Dollars in Thousands)

Real estate loans:
 First mortgage
  loans/(1)(3)/............  $109,183     85.2%  $102,403     84.2%   $ 90,761     81.5%  $ 83,325     83.2%   $76,275      85.1%
 Second mortgage loans/(2)/     9,631      7.5      9,561      7.9       9,082      8.3      8,303      8.3      7,931       8.8
                             --------    -----   --------    -----    --------   ------   --------    -----    -------     -----
Total real estate loans....   118,814     92.7    111,964     92.1      99,843     91.8     91,628     91.5     84,206      93.9
                             --------    -----   --------    -----    --------   ------   --------    -----    -------     -----

Consumer loans and other
 loans:
 Consumer..................     4,073      3.2      4,278      3.5       3,481      3.2      3,286      3.1      3,258       3.6
 Student...................        13       --         13       --          58      0.1         63      0.1      1,085       1.3
 Lease financing...........       350       .3        564      0.5       1,153      1.1      2,013      2.0        835       0.9
 Commercial business loans.     6,100      4.7      5,908      4.9       5,482      5.0      3,860      3.9      1,028       1.2
                             --------    -----   --------    -----    --------   ------   --------    -----    -------     -----
  Total consumer and other
   loans...................    10,536      8.2     10,763      8.9      10,174      9.4      9,222      9.2      6,206       7.0
                             --------    -----   --------    -----    --------   ------   --------    -----    -------     -----
  Total loans receivable...   129,350    100.9    122,727    101.0     110,017    101.2    100,850    100.7     90,412     100.9

Less:
 Unearned discount and
  origination fees.........      (199)     (.2)      (314)    (0.3)       (368)    (0.4)      (355)    (0.4)      (429)     (0.5)
 Allowance for loan losses.      (939)     (.7)      (828)    (0.7)       (907)    (0.8)      (346)    (0.3)      (315)     (0.4)
                             --------    -----   --------    -----    --------   ------   --------    -----    -------     -----

  Total loans receivable,
   net.....................  $128,211    100.0%  $121,585    100.0%   $108,742   100.00%  $100,149    100.0%   $89,668     100.0%
                             ========    =====   ========    =====    ========   ======   ========    =====    =======     =====

----------------------------------
/(1)/ Includes $84.2 million, $20.1 million and $2.0 million of one- to four-family residential loans, commercial real estate and multi-family loans, respectively, at December 31, 1998.
/(2)/ Includes $5.8 million and $3.8 million of home equity line of credit loans and home equity fixed rate, fixed term loans, respectively, at December 31, 1998.
/(3)/ Includes $2.8 million of mortgage loans held for sale at December 31, 1998.

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                               One        Three        Five        Ten        Beyond
                              Within     Through     Through     Through     Through     Twenty
                             One Year  Three Years  Five Years  Ten Years  Twenty Years  Years    Total
                             --------  -----------  ----------  ---------  ------------  ------  --------
                                                            (In Thousands)
Real estate loans:
 First mortgage loans......   $33,638      $10,779     $29,334    $ 6,903       $24,983  $3,546  $109,183
 Second mortgage loans.....     3,856          319       1,099      4,143           214      --     9,631
 Consumer and other loans..     5,437        1,952       2,115        578           454      --    10,536
                              -------      -------     -------    -------       -------  ------  --------
  Total loans..............   $42,931      $13,050     $32,548    $11,624       $25,651  $3,546  $129,350
                              =======      =======     =======    =======       =======  ======  ========


     The following table sets forth at December 31, 1998, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 1999.

                                         Fixed     Adjustable   Total
                                        -------    ----------  -------
                                               (In Thousands)
Real estate loans:
 First mortgage loans.................  $38,682     $36,863     $75,545
 Second mortgage loans................    5,775          --       5,775
 Consumer and other loans.............    5,099          --       5,099
                                        -------     -------     -------
  Total loans.........................  $49,556     $36,863     $86,419
                                        =======     =======     =======


     One- to Four-Family Residential Mortgage Loans. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. A portion of one-to four-family mortgage loans originated by the Bank are secured by non-owner occupied homes which are primarily used to furnish housing to students attending the SUNY College at Oswego. The Bank generally retains in its portfolio all ARM loans that it originates. However, the Bank generally underwrites its loans so as to be eligible for resale in the secondary mortgage market. At December 31, 1998, approximately 92.0% of the Bank's one- to four-family residential real estate loans were secured by owner-occupied properties.

     Fixed-rate one- to four-family residential mortgage loans originated by the Bank are originated with terms of up to 30 years (although fixed rate loans held in portfolio are generally limited to terms of 20 years or less), amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates. An origination fee of up to 3% is charged on fixed-rate mortgage loans. As a result of the low interest rate environment that has existed in recent years, many of the Bank's borrowers have refinanced their mortgage loans with the Bank at lower interest rates. During years ended December 31, 1998 and 1997, 36.1% and 38.2%, respectively, of the Bank's one- to four-family mortgage loan originations consisted of fixed-rate loans.

     The Bank also originates ARM loans which serve to reduce interest rate risk. The Bank currently originates one-year ARM loans which adjust each year at 275 basis points (100 basis points equal 1%) above the adjusted six month moving average of the six-month Treasury bill auction discount rate. The Bank also offers a loan product whereby the interest is fixed for the first five years and adjusts annually thereafter. This loan product typically is originated with terms up to 30 years. ARM loans are originated with terms ranging from 5 to 30 years. ARM loans originated by the Bank provide for maximum periodic interest rate adjustment of 2 percent per year and an overall maximum interest rate increase which is determined at the time the loan is originated. However, ARM loans may not adjust to a level below the initial rate. ARMs may be offered at an initial rate below the prevailing market rate. The Bank's one- to four-family ARM loan originations totaled $11.6, $13.2 million and $8.7 million, during the years 1998, 1997, and 1996, respectively. The Bank requires that borrowers qualify for ARM loans based upon the loan's fully indexed rate.

     At December 31, 1998, $53.8 million, or 63.9%, of the Bank's one- to four-family loan portfolio consisted of ARM loans. ARM loans generally pose a credit risk in that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

     The Bank also originates loans to finance the construction of one- to four-family owner-occupied residences. Funds are disbursed as construction progresses. Loans to finance one- to four-family construction typically provide for a six-month construction phase during which interest accrues and which is deducted from the funds disbursed. Upon completion of the construction phase the loan automatically converts to permanent financing. At December 31, 1998, the Bank held $1.0 million of one- to four-family construction loans.

     The Bank's lending policies require private mortgage insurance for loan to value ratios in excess of 80%.

     Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $22.1 million, or 17.1%, of the Bank's total loan portfolio at December 31, 1998. At December 31, 1998, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 1998, the Bank's commercial real estate loans had an average principal balance of $191,000. At that date, the largest commercial real estate loan had a principal balance of $1.2 million, and was secured by a facility for a private, non-profit human services agency located in Oswego, New York. This loan is currently performing in accordance with the original terms. Commercial real estate loans are generally offered with adjustable interest rates tied to a market index which currently is the adjusted six month moving average of the six month Treasury bill auction discount rate, with an overall interest rate cap which is determined at the time the loan is originated. Commercial real estate loans may not adjust to a level below the initial rate. The Bank generally offers commercial real estate loans with from one to five year adjustment periods. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally are underwritten to mature between 5 and 20 years with an amortization schedule of between 10 and 30 years. The Bank has in the past sold loan participations to other financial institutions and expects to do so in the future as opportunities arise.

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

     Multi-Family Real Estate Loans. Loans secured by multi-family real estate (real estate containing five or more dwellings) constituted approximately $2.0 million, or 1.5%, of the Bank's total loan portfolio at December 31, 1998. At December 31, 1998, the Bank had a total of 13 loans secured by multi-family real estate properties. The Bank's multi-family real estate loans are secured by multi-family rental properties (primarily townhouses and walk-up apartments).
At December 31, 1998, substantially all of the Bank's multi-family real estate loans were secured by properties located within the Bank's market area. At December 31, 1998, the Bank's multi-family real estate loans had an average principal balance of approximately $154,000 and the largest multi-family real estate loan had a principal balance of $362,000, and was performing in accordance with its terms. Multi-family real estate loans generally are offered with adjustable interest rates tied to the adjusted six month moving average of the six month Treasury Bill auction discount rate index with an overall interest rate cap which is determined at the time the loan is originated. Multi-family real estate loans may not adjust below the initial rate. Multi-family real estate loans are underwritten to mature between 5 and 20 years, and to amortize over 10 to 30 years. An origination fee of 1% is generally charged on multi-family real estate loans.

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

     Second Mortgage Loans. The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans of 80%, or up to 90% where the Bank has made the first mortgage loan. At December 31, 1998, the disbursed portion of home equity lines of credit totaled $5.8 million. Home equity lines of credit are offered on an adjustable rate basis with interest rates tied to the prime rate as published in The Wall Street Journal, plus up to 50 basis points and with terms of up to 15 years.

     Home equity loans are fixed rate loans with terms generally up to 10 years, although on occasion the Bank may originate a home equity loan with a term of up to 15 years.

     Consumer Loans. As of December 31, 1998, consumer loans totaled $4.1 million, or 3.2%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are unsecured personal loans, and loans secured by deposit accounts. Other consumer loans are offered on a fixed rate basis with maturities generally of less than five years.

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

     Commercial Business Loans. The Bank currently offers commercial business loans to businesses in its market area and to deposit account holders. At December 31, 1998, the Bank had commercial business loans outstanding with an aggregate balance of $6.5 million, of which $2.5 million consisted of commercial lines of credit and $350,000 were lease financing arrangements. The average commercial business loan balance was approximately $40,000. Commercial business loans generally have fixed rates of interest. The loans are generally of short duration with average terms of five years, but which may range up to 15 years. Lease financing arrangements are loans which are secured by pools of leases for medical or dental equipment or leases to finance the acquisition of business equipment.

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

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as existing customers, developers, walk-in customers, real estate broker referrals, and commissioned mortgage loan originators. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Mortgage loans of up to $200,000 may be approved by any designated loan officer; mortgage loans in excess of $200,000 must be approved by the Board of Directors. Commercial loans of up to $35,000 unsecured, or $50,000 (if secured by other than real estate) may be approved by the Bank's President or either of the two lending Vice Presidents. These individuals may join their limits to a total approval amount of $105,000 unsecured, and $150,000 secured. Loans in excess of these limits must be approved by either the entire Board of Directors, or a subcommittee of the Board of Directors. The Board of Directors, at their monthly meeting, will review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1998, the Bank had commitments to originate $7.9 million of loans.

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

     Origination, Purchase and Sale of Loans. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                         Year Ended December 31,
                                             -----------------------------------------------
                                               1998      1997      1996      1995     1994
                                             --------  --------  --------  --------  -------
                                                                (In Thousands)

Loan receivable, beginning of period.......  $122,727  $110,017  $100,850  $ 90,412  $79,600

Originations:
 Real estate:
  First mortgage/(1)(3)/...................    34,920    26,281  $ 23,496    18,219   19,739
  Second mortgage/(2)/.....................     1,516     2,178     1,912       643    2,014
 Consumer and other loans:
  Consumer loans...........................     2,412     2,306     3,442     2,747    3,510
  Student..................................        --        --        --       438      954
  Lease financing..........................        --       300        --     1,177      459
  Commercial...............................     6,849     3,525     1,850     2,756      716
                                             --------  --------  --------  --------  -------
    Total originations.....................    45,697    34,590    30,700    25,980   27,392

 Transfer of mortgage loans to foreclosed
   real estate.............................       563       374       445       645      120
 Repayments................................    29,969    21,506    21,088    13,774   15,791
 Loan sales................................     8,542        --        --     1,123      669
                                             --------  --------  --------  --------  -------
Net loan activity..........................     6,623     2,710     9,167    10,438   10,812
  Total loans receivable at end of period..  $129,350  $122,727  $110,017  $100,850  $90,412
                                             ========  ========  ========  ========  =======

-------------------
/(1)/ Includes $28.1 million, and $6.8 million in one- to four-family residential loans and commercial real estate loans, respectively, for the year ended December 31, 1998.
/(2)/ Includes $1.9 million in home equity loans and a net change of $400,000 in home equity lines of credit for the year ended December 31, 1998.
/(3)/ Includes $10.2 million of mortgage loans held for sale originated during the year ended December 31, 1998.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1998, the Bank had $199,000 of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Bank recognized fees and service charges of $775,000, $856,000 and $734,000, for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

     In 1998, the Bank began the securitization and sale of newly originated, fixed rate mortgage loans. These transactions have resulted in the sale of the principal balance to the investor, while the Bank retains the servicing rights associated with the loans. To date, this program has resulted in approximately $55,000 in capitalized service fee income.

     Loans-to-One Borrower. With certain limited exceptions, a New York chartered savings bank may not make unsecured loans or extend unsecured credit for commercial, corporate or business purposes (including lease financing) to a single borrower, which in the aggregate exceed 15% of the Bank's net worth. At December 31, 1998, the Bank's largest lending relationship totaled $2.8 million and consisted of loans secured by retail businesses and properties. The Bank's second largest lending relationship totaled $2.2 million and consisted of loans secured by commercial retail businesses and properties. The Bank's third largest lending relationship totaled $2.0 million and consisted of loans secured by retail businesses and properties. The Bank's fourth largest lending relationship totaled $1.5 million and was secured by a retail office plaza, retail business property and residence. The Bank's fifth largest lending relationship totaled $1.2 million and consisted of loans secured by multi-family residential housing and residence. At December 31, 1998 all of the aforementioned loans were performing in accordance with their terms.

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

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due or less than 90 days, in the event the loan has been referred to the Bank's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. At December 31, 1998, the Bank had non-performing assets of $2.8 million, and a ratio of non-performing loans and real estate owned ("REO") of 1.4% total assets. Non-performing assets increased $469,000, or 20.3%, to $2.8 million in 1998 from $2.3 million in 1997. While the changes in non-performing assets tend to be cyclical, the increase can be attributed to longer workout or liquidation time lines, due primarily to a larger volume of real estate foreclosures as well as a generally soft local economy.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as REO until such time as it is sold. These properties are carried at the lower of their recorded amount or estimated fair value less estimated costs to sell the property. REO totaled $732,000, $767,000 and $700,000 at December 31, 1998, 1997,and 1996, respectively.

     The largest component of REO consists of a real estate development project which had a net book value of $638,000 at December 31, 1998. The Bank originally entered into a $570,000 commercial real estate loan in 1988 for the development of 49 single family residences. This loan was made under the "leeway provision" of the New York State Banking Law. Under this provision of the Banking Law the lending relationship was originally structured so that the Bank held title to the property securing the loan subject to the fulfillment of the borrower's obligations under the loan. In 1990, the developer became insolvent, was unable to satisfy the terms of the loan and the Bank assumed control of the project. In 1998, the Bank established a wholly-owned subsidiary, whose sole business is the ownership and final development of the Whispering Oaks real estate subdivision in Baldwinsville, New York. This subsidiary was initially capitalized with $50,000 in cash, along with the remainder of the subdivision project, which presently has a carrying value of approximately $638,000. It is anticipated that this capitalization, together with interim financing to be provided by the Bank, will be sufficient to complete and liquidate this asset. During 1998, the Bank invested an additional $511,000 to further the land for development. The Bank has developed and sold 19 lots through December 31, 1998. The proceeds from the sale of the lots are used to reduce the outstanding balance of REO. The Bank believes it will fully recover its investment in this property.

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

                                                                             At December 31,
                                                          -----------------------------------------------------
                                                            1998       1997       1996       1995       1994
                                                          ---------  ---------  ---------  ---------  ---------
                                                                         (Dollars In Thousands)

Loans delinquent 90 days or more:
Real estate loans.......................................  $  1,498   $  1,255   $  1,953   $    849   $  1,045
Consumer loans..........................................       534        283         45         70        693
                                                          --------   --------   --------   --------   --------
 Total delinquent loans.................................     2,032      1,538      1,998        919      1,114
Total REO...............................................       742        767        700        586        610
                                                          --------   --------   --------   --------   --------
   Total nonperforming assets/(1)/......................  $  2,774   $  2,305   $  2,698   $  1,505   $  1,724
                                                          ========   ========   ========   ========   ========

Total loans delinquent 90 days or more
to total loans receivable/(2)/..........................       1.6%       1.0%       1.8%       0.9%       1.2%
Total loans delinquent 90 days or more to total assets..       1.0%       0.8%       1.1%       0.5%       0.7%
Total nonperforming assets to total assets..............       1.4%       1.2%       1.4%       0.8%       1.0%

Net loans receivable/(3)/...............................   128,211    121,585    108,742    100,149     89,668
                                                          --------   --------   --------   --------   --------
Total assets............................................  $203,374   $196,770   $189,937   $180,952   $170,715
                                                          ========   ========   ========   ========   ========

------------------------
/(1)/ Net of specific valuation allowances.
/(2)/ Net of unearned discount, and the allowance for loan losses.
/(3)/ Includes $2.8 million of mortgage loans held for sale at December 31, 1998.


     During the year ended December 31, 1998, and year ended December 31, 1997, respectively, additional gross interest income of $113,000 and $117,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during the same periods.

     The following table sets forth information with respect to loans past due 30-89 days in the Bank's portfolio at the dates indicated.

                                                                       At December 31,
                                                            --------------------------------------
                                                             1998    1997    1996    1995    1994
                                                            ------  ------  ------  ------  ------
                                                                        (In Thousands)
Loans past due 30-89 days:
Real estate loans.........................................  $2,010  $2,232  $1,867  $2,465  $1,503
Consumer and other loans..................................     126     296     249     133     137
                                                            ------  ------  ------  ------  ------
 Total past due 30-89 days................................  $2,136  $2,528  $2,116  $2,598  $1,640
                                                            ======  ======  ======  ======  ======


     The following table sets forth information regarding the Bank's delinquent loans 60 days and greater and REO at December 31, 1998.

                                                                                      At December 31, 1998
                                                                                   ---------------------------
                                                                                    Balance             Number
                                                                                   --------             ------
                                                                                     (Dollars In Thousands)

Residential real estate:
Loans 60 to 89 days delinquent.....................................                $  843                  26
Loans more than 90 days delinquent.................................                 1,498                  42
Consumer and commercial business loans 60 days or more delinquent..                   566                  58
Real estate owned..................................................                   742                   4
                                                                                   ------                 ---
 Total.............................................................                $3,649                 130
                                                                                   ======                 ===


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

     The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                                   At December 31,
                                        --------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------  ------  ------  ------  ------
                                                    (In Thousands)

Substandard assets/(1)/...............  $2,482  $1,719  $1,980  $1,163  $1,534
Doubtful assets.......................     103      55      59      34      11
Loss assets...........................      90      16       6       5       2
                                        ------  ------  ------  ------  ------
 Total classified assets..............  $2,675  $1,790  $2,045  $1,547  $1,547
                                        ======  ======  ======  ======  ======

---------------------
/(1)/Includes $638,000, $483,000, $250,000 and $292,000 for a real estate development project classified as REO at December 31, 1998, 1997, 1996 and 1995, respectively.

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

                                                                   At or for the Period Ended December 31,
                                                             ----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  --------
                                                                            (Dollars In Thousands)

Total loans receivable, net................................  $128,211   $121,585   $108,742   $100,149   $89,668
Average loans outstanding..................................              113,651    104,354     95,979    84,596
Allowance balance (at beginning of period).................       827        906        346        315       280
Provision for losses:
Real estate................................................        83        121         90         53        30
Consumer and other loans...................................       299        140        546         50        35
Charge-offs:
Real estate................................................       141         --         --         17        14
Consumer and other loans...................................       140        358         93         64        80
Recoveries:
Real estate................................................        --         --         --         --         6
Consumer and other loans...................................        11         18         17          9        58
                                                             --------   --------   --------   --------   -------
Allowance balance (at end of period).......................  $    939   $    827   $    906   $    346   $   315
                                                             ========   ========   ========   ========   =======

Allowance for loan losses as a percent of net loans
receivable at end of period................................       0.7%       0.7%       0.8%       0.3%      0.4%
Loans charged off as a percent of average loans
outstanding................................................       0.1%       0.3%       0.1%       0.1%      0.1%
Ratio of allowance for loan losses to total nonperforming
loans at end of period/(1)/................................      46.2%      53.8%      45.3%      37.6%     28.3%
Ratio of allowance for loan losses to total nonperforming
 assets at end of period/(1)/..............................      33.9%      35.9%      33.6%      23.0%     18.3%

------------------------------
/(1)/  Net of specific reserves.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                           At December 31,
                                              ----------------------------------------------------------------------
                                                          1998                  1997                   1996
                                              ----------------------    -------------------- -----------------------
                                                          % of Loans             % of Loans             % of Loans
                                                           In Each                 In Each                In Each
                                                         Category to             Category to             Category
                                              Amount    Total Loans   Amount   Total Loans  Amount     Total Loans
                                              -------    -----------  -------   -----------  ------     -----------
                                                                       (Dollars in Thousands)

Balance at end of period applicable to:
 Real estate loans.......................      $ 380        91.67%     $461        91.23%    $340        90.66%
 Consumer and other loans................        559         8.33       366         8.77      566         9.34
                                               -----       ------      ----       ------     ----       ------

  Total allowance for loan losses /(1)/..      $ 939       100.00%     $827       100.00%    $906       100.00%
                                               =====       ======      ====       ======     ====       ======

----------------------------------------------
/(1)/ Percentages include unearned discount and origination fees.

Investment Activities

     The investment policy of the Bank established by the Board of Directors attempts to provide and maintain liquidity, maintain a high quality diversified investment portfolio in order to obtain a favorable return on investment without incurring undue interest rate and credit risk, provide collateral for pledging requirements, and to complement the Bank's lending activities. At December 31, 1998, the Bank had investment securities with an aggregate amortized cost of $51.7 million and a market value of $53.4 million. At December 31, 1998, the Bank's amortized cost value of investment securities consisted of $20.3 million of corporate debt issues and $7.4 million of securities issued or guaranteed by the United States Government or agencies thereof and state and municipal obligations. The corporate debt issues primarily consist of financial corporation debt and industrial debentures (the largest single issue was $1.0 million). These issues generally have maturities ranging up to 20 years. All corporate debt investments have been rated as investment grade by either Moody's or Standard & Poor's. Typically, such investments yield 30-50 basis points more than Treasury securities with comparable maturities. To a lesser extent, the Bank also invests in mutual funds and equity securities. At December 31, 1998, the Bank held $1.2 million in common stock and $2.3 million in an equity mutual fund. At December 31, 1998, the Bank had invested $23.0 million in mortgage-backed securities, net. Mortgage-backed securities, like mortgage loans, amortize over the life of the security as the underlying mortgages are paid down. The speed at which principal payments above normally scheduled amortization occurs, is generally unpredictable. Historically, the securities have paid down more rapidly in a falling interest rate environment, thereby shortening the life of the security. Likewise, in a rising interest rate environment, the life of the mortgage-backed security tends to extend. The result is that, generally, the Bank will receive more investable funds in lower interest rate environments and less investable funds during periods of higher interest rates. The embedded option on the part of the underlying mortgagee to prepay the loan, therefore, tends to impact the value of the security and can adversely impact the Bank's net interest margin. The Bank's investments are, generally, liquid, and therefore allow the Bank to respond more readily to changing market conditions. The investment portfolio is accounted for in accordance with FASB Statement 115. At December 31, 1998, the Bank's available-for-sale and held-to-maturity portfolios had amortized cost of $51.7 million and $80,000, respectively, and market values of $53.4 million and $80,000, respectively.

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

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At December 31, 1998, the market value of the Bank's investments was approximately $53.4 million. The market value of investments includes interest-earning deposits, and mortgage-backed securities.

                                                                    At December 31,
                                                          -----------------------------------
                                                           1998     1997      1996     1995
                                                          -------  -------  --------  -------
                                                                    (In Thousands)
Investment securities:
 U.S. Government and agency obligations.................  $ 1,471  $ 4,856  $ 5,879   $ 8,171
 State and municipal obligations........................    5,906    6,636    6,172     5,297
 Corporate debt issues..................................   20,267   18,121   22,060    28,533
 Equity securities......................................    1,230    1,139      557        69
 Mutual funds...........................................    2,298    1,785    1,178     1,865
                                                          -------  -------  -------   -------
                                                           31,172   32,537   35,846    43,935

Unrealized gain (loss) on available for sale portfolio..    1,412    1,126      827       996
                                                          -------  -------  -------   -------
  Total investment securities...........................   32,665   33,663   36,673   $44,931
                                                          -------  -------  -------   -------
Interest-earning deposits in other institutions.........       --       --       --        --
Federal funds sold......................................    1,800       --    1,550     8,200
                                                          -------  -------  -------   -------
   Total investments....................................  $34,465  $33,663  $38,223   $53,131
                                                          =======  =======  =======   =======

Mortgage-backed securities, net:
 Adjustable rate........................................    2,505    3,823    4,787     2,812
 Fixed rate.............................................   17,976   19,200   18,179     5,100
                                                          -------  -------  -------   -------
                                                           20,481   23,023   22,966     7,912
Unrealized gain (loss) on available for sale portfolio..      298      135     (137)       41
                                                          -------  -------  -------   -------
   Total mortgage-backed securities, net................   20,779  $23,158  $22,829   $ 8,310
                                                          =======  =======  =======   =======


     Investment Portfolio Maturities. The following table sets forth the amortized cost, market value, average life in years, and annualized weighted average yield of the Bank's investment portfolio at December 31, 1998.

                                                           Annualized
                                                            Average    Weighted
                                                           Amortized    Market   Life   Average
                                                              Cost      Value    Years   Yield
                                                           ----------  --------  -----  --------
                                                                 (Dollars in Thousands)

Investment securities:
 U.S. Government treasury...........................         $   219   $   220  1.293     7.75%
 U.S. Government agency.............................           1,252     1,292  6.456     7.00
 State and municipal obligations....................           5,906     6,326  6.367     5.66
 Corporate debt issues..............................          20,347    20,677  9.189     6.63
 Marketable equity securities.......................           3,529     4,149     --       --
                                                             -------   -------  -----    -----
  Total.............................................         $31,253   $32,664            6.44
                                                             -------   =======
 Unrealized gain on available for sale portfolio....                     1,412
                                                                       -------
Carrying value of investment securities.............         $32,665
                                                             =======
Investment securities held to maturity: /(1)/
 Corporate debt obligations.........................         $    80        80     --    8.310
                                                             =======   =======  =====    =====

-------------------------
/(1)/ The information is included above as a component of corporate debt issues.

     Securities Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1998. Yield is calculated on the amortized cost to maturity.

                                                     At December 31, 1998
                              ---------------------------------------------------------------------
                                  One Year or Less         One to Five Years     Five to Ten Years
                              ------------------------   ---------------------  -------------------
                                           Annualized              Annualized             Annualized
                                            Weighted                Weighted               Weighted
                               Carrying     Average      Carrying   Average      Carrying   Average
                                Value        Yield       Value       Yield         Value     Yield
                              ---------   ------------  ---------   ---------   ---------  ---------

                                                      (Dollars in Thousands)

Debt investment securities:
 U.S. Agency securities....      $   27       6.042%      $  250       6.685%     $   929    6.959%
 U.S. Government securities         200       7.440           --          --           --       --
 State and municipal
  obligations..............         100       4.737        2,358       5.957        2,555    5.530
 Corporate debt issues.....       1,935       6.548        5,531       6.650        6,874    6.558
                                 ------       -----       ------       -----      -------    -----
   Total...................      $2,262       6.541%      $8,139       6.450%     $10,357    6.340%
                                 ======       =====       ======       =====      =======    =====
Equity and mortgage-backed
 securities:
 Mutual funds..............      $2,298       1.100%      $   --          --%     $    --       --%
 Mortgage-backed securities           3       7.883        1,367       6.704        2,899    7.009
 Common stock..............       1,230       7.634           --          --           --       --
                                 ------       -----       ------       -----      -------    -----
   Total...................      $3,531       3.378%      $1,367       6.704%     $ 2,899    7.009%
                                 ======       =====       ======       =====      =======    =====

   Total investment
    securities.............      $5,793       4.613%      $9,506       6.487%     $13,256    6.486%
                                 ======       =====       ======       =====      =======    =====

Unrealized gain on available
 for sale portfolio
   Total carrying value....


Investment securities held
 to maturity:/(1)/
 Corporate debt obligations      $   --          --%      $   --          --%     $    --       --%
                                 ------       -----       ------       -----      -------    -----
  Total securities.........      $   --          --%      $   --          --%     $    --       --%
                                 ======       =====       ======       =====      =======    =====



                                                          At December 31, 1998
                                          -----------------------------------------------------
                                            More than Ten Years    Total Investment Securities
                                           --------------------  ------------------------------
                                                    Annualized                        Annualized
                                                    Weighted                           Weighted
                                          Carrying   Average     Carrying    Market    Average
                                           Value      Yield        Value      Value      Yield
                                           -----    --------     --------    ------    --------

                                                          (Dollars in Thousands)
Debt investment securities:
 U.S. Agency securities....                 $    46    10.126%     $ 1,252    $ 1,292      7.003%
 U.S. Government securities                      19    10.952          219        220      7.748
 State and municipal
  obligations..............                     893     5.326        5,906      6,326      5.656
 Corporate debt issues.....                   6,008     6.742       20,348     20,678      6.633
                                            -------    ------      -------    -------      -----
   Total...................                 $ 6,996     6.594%     $27,725    $28,516      6.673%
                                            =======    ======      =======    =======      =====
Equity and mortgage-backed
 securities:
 Mutual funds..............                 $    --        --%     $ 2,298    $ 2,298      1.716%
 Mortgage-backed securities                  16,212     6.738       20,481     20,778      6.774
 Common stock..............                      --        --        1,230      1,851      4.768
                                            -------    ------      -------    -------      -----
   Total...................                 $16,212     6.738%     $24,009    $24,927      6.187%
                                            =======    ======      =======    =======      =====

   Total investment
    securities.............                 $23,178     6.695%     $51,734    $53,443      6.448%
                                            =======    ======      =======    =======      =====

Unrealized gain on available                                                               1,709
 for sale portfolio                                                                        -----
   Total carrying value....                                        $53,443
                                                                   =======

Investment securities held
 to maturity:/(1)/
 Corporate debt obligations                 $    80     8.310%     $    80    $    80      8.310%
                                            -------    ------      -------    -------      -----
  Total securities.........                 $    80     8.310%     $    80    $    80      8.310%
                                            =======    ======      =======    =======      =====



------------------------------
/(1)/ The Information is included as a component of debt investment securities.

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

     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's savings and other deposits as of December 31, 1998:

 Weighted                                                                                          Percentage
  Average                                                                    Minimum               of Total
Interest Rate           Minimum Term         Checking and Savings Deposits    Amount    Balances   Deposits
----------------  -------------------------  -----------------------------  ----------  ---------  ---------
                                                                                      (In Thousands)

  0.000           None                       Non-interest demand account        $   50   $ 9,628            6.03%
  2.000           None                       NOW accounts                          500    16,327           10.23
  2.150           None                       Savings Accounts - Fixed Rate         100    49,368           30.92
  3.925           None                       Savings Account- Tiered Rate          100    14,861            9.31
  2.411           None                       Money market accounts               2,500        75             .05

                                             Certificates of Deposit
                                             -------------------------

  4.519           6 months                   Fixed term, fixed rate              2,500     4,927            3.04
  4.602           9 months                   Fixed term, fixed rate              1,000       100            0.06
  5.456           12 months                  Fixed term, fixed rate              1,000    20,334           12.53
  5.914           15 months                  Fixed term, fixed rate              1,000    11,863            7.31
  4.341           18 months                  Fixed term, variable rate           1,000     1,454            0.90
  5.564           18 months                  Fixed term, fixed rate              1,000     2,920            1.80
  5.558           24 months                  Fixed term, fixed rate              1,000     3,591            2.21
  5.827           30 months                  Fixed term, fixed rate              1,000     4,283            2.64
  5.926           36 months                  Fixed term, fixed rate /(1)/        1,000     5,633            3.47
  6.036           48 months                  Fixed term, fixed rate/ (1)/        1,000     3,906            2.41
  6.030           60 months                  Fixed term, fixed rate              1,000     1,892            1.17
  6.729           84 months                  Fixed term, fixed rate              1,000     8,219            5.06
  6.055           60 through 120 months      Fixed term, fixed rate              1,000       284            0.18
                                                                                         -------           -----
                  TOTAL                                                                  $162,289/(2)/    100.00%
                                                                                         ========
------------------------------------------------------------------------------------------------------------

/(1)/ This deposit product allows the depositor to elect to adjust the interest rate paid once during the initial term of the deposit to the then prevailing rate.
/(2)/ Tables excludes escrow accounts totalling $556,000 of December 31, 1998.
      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                                   Balance    Percent               Balance    Percent
                                     at         of        Incr.       at         of        Incr.
                                   12/31/98  Deposits   (Decr)      12/31/97  Deposits   (Decr)
                                  ---------  --------   --------   ---------  --------   --------
                                                               (In thousands)

Club accounts..............       $     907      0.57%  $    115   $     792      0.52%  $    131
Noninterest accounts.......           9,628      6.03      1,984       7,644      5.03        303
NOW accounts...............          16,327     10.23      3,021      13,306      8.75        224
Passbooks..................          63,322     39.66        177      63,145     41.53     (1,828)
Money market deposit
 accounts..................              75      0.05        (38)        113      0.07        (61)
Time deposits which mature:
 Within 12 months..........          51,729     32.40     12,869      38,860     25.56    (14,075)
 Within 12-36 months.......          11,946      7.47    (10,665)     22,611     14.87      7,679
 Beyond 36 months..........           5,729      3.59        141       5,588      3.67        990
                                  ---------    ------   --------   ---------    ------   --------

  Total....................       $ 159,663    100.00%  $  7,604   $ 152,059    100.00%  $ (6,637)
                                  =========    ======   ========   =========    ======   ========


                                  Balance    Percent              Balance   Percent               Balance
                                    at         of       Incr.       at         of       Incr.       at
                                  12/31/96  Deposits   (Decr)     12/31/95  Deposits   (Decr)     12/31/94
                                  --------  --------   -------   ---------  --------   -------   ---------
                                                            (In thousands)

Club accounts..............      $     661      0.42%  $   110   $     551       0.3%  $   (67)  $     618
Noninterest accounts.......          7,341      4.63       129       7,212       4.6     1,124       6,088
NOW accounts...............         13,082      8.24       917      12,165       7.7      (912)     13,077
Passbooks..................         64,973     40.94    (5,495)     70,468      44.6    (7,027)     77,495
Money market deposit
 accounts..................            174      0.11       (78)        252       0.2      (532)        784
Time deposits which mature:
 Within 12 months..........         52,935     33.36    15,011      37,924      24.0    10,762      27,162
 Within 12-36 months.......         14,933      9.41    (5,968)     20,901      13.2    (1,977)     22,878
 Beyond 36 months..........         4,598      2.90    (3,914)      8,512       5.4       850       7,662
                                 ---------     -----   -------   ---------     -----   -------   ---------

  Total....................      $ 158,697     100.0%  $   712   $ 157,985     100.0%  $ 2,221   $ 155,764
                                 =========     =====   =======   =========     =====   =======   =========

  _______________________________
  /(1)/ Excludes escrow accounts totalling $556,000 of December 31, 1998.

      The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                  At December 31,
                                     ---------------------------------------
                                     1998         1997         1996     1995
                                     ----         ----         ----     ----
                                                   (In Thousands)
Rate
----

3.00% or less.............         $     8        $   139    $   180  $   274
3.01 - 4.99%..............          10,824          7,253     10,665    3,601
5.00 - 6.99%..............          53,920         55,228     57,128   58,313
7.00 - 8.99%..............           4,652          4,552      4,667    5,347
9.00 - 10.99%.............              --             --         --       53
                                   -------        -------    -------  -------
                                   $69,404        $67,172    $72,640  $67,588
                                   =======        =======    =======  =======

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1998.

                                                    Amount Due
                        ----------------------------------------------------------------
                        Less Than   1-2      2-3     3-4         4-5    After 5
                        One Year   Years    Years    Years     Years      Years    Total
                        -------    -----    -----    -----     -----      -------  ----
Rate                                            (In Thousands)
----

3.00% or less....        $     8   $   --  $   --      $   --   $   --  $   --  $     8
3.01 - 3.99%.....             11        5      --          --       --      --       16
4.00 - 4.99%.....          6,413    3,573     573          62      187      --   10,808
5.00 - 5.99%.....         39,699    2,351   3,291       1,353      874   1,629   49,197
6.00 - 6.99%.....          1,162    2,350     255         722      177      57    4,723
7.00 - 7.99%.....          3,775       --      --         758       --      --    3,775
8.00% and above..            119       --      --          --       --      --      119
                         -------   ------  ------      ------   ------  ------  -------
                         $51,187   $8,279  $4,119      $2,895   $1,238  $1,686  $69,404
                         =======   ======  ======      ======   ======  ======  =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                                                              Certificates
                                                                                               of Deposit
                                                                                              of $100,000
          Remaining Maturity                                                                    or More
          ------------------                                                                  -----------
                                                                                            (In Thousands)

          Three months or less..............................................                    $  1,458
          Three through six months..........................................                       2,510
          Six through twelve months.........................................                       2,719
          Over twelve months................................................                       2,004
                                                                                                --------
             Total..........................................................                    $  8,691
                                                                                                ========

     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated:


                                                                                                    At December 31,
                                                                              ----------------------------------------------------
                                                                                1998             1997       1996            1995
                                                                              --------         --------   --------        --------
                                                                                                (In Thousands)
Balance at beginning of period..............................................  $152,060         $158,697   $157,985        $155,764
Net deposits (withdrawals)..................................................     1,520          (12,920)    (5,611)         (4,034)
Interest credited...........................................................     6,083            6,283      6,323           6,255
                                                                              --------         --------   --------        --------
Ending balance..............................................................   159,663          152,060    158,697         157,985
                                                                              --------         --------   --------        --------
Net increase (decrease) in deposits.........................................  $  7,604         $ (6,637)  $    712        $  2,251
                                                                              ========         ========   ========        ========

Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. At December 31, 1998, the Bank had $5.4 million in funds obtained from repurchase agreements outstanding and $13.3 million in term advances. The Bank is a member of the Federal Home Loan Bank System.

     The following table summarizes the outstanding balance of short-term borrowing of the Bank for the years indicated..

                                                           At December 31,
                                                -----------------------------------
                                                1998           1997            1996
                                                ----           ----           -----
                                                          (In thousands)

Overnight Line of Credit.....................  $ --            $ 5,750         $   --
Term borrowings (original
 term)
 90 days or less.............................   1,587            7,942          7,610
 1 year......................................   8,404            3,550             --
 2 year......................................   8,700            1,000             --
                                               -------         -------         ------
  Balance at end of period...................  $18,691         $18,242         $7,610
                                               =======         =======         ======

Daily average during the
 year........................................  15,077          10,212           1,472
Maximum month-end balance....................  18,691          18,892           7,610
Weighted average rate
 during the year.............................  5.64%             5.92%           5.90%
Year-end average rate........................  5.32%             5.84%           5.47%

Personnel

     As of December 31, 1998, the Bank had 67 full-time and 12 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

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

Insurance of Deposit Accounts

     The Bank is a member of the Bank Insurance Fund ("BIF"). The BIF has achieved the required reserve ratio of 1.25% of insured reserve deposits. At December 31, 1998 the Bank held $26.1 million in deposits which are insured by the Savings Association Insurance Fund. The Bank paid $35,000 in federal deposit insurance premiums for the fiscal year ended December 31, 1998, as compared to $33,000 in 1997.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1998, the Bank's capital exceeded the capital requirements imposed by the FDIC.

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

     New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. At December 31, 1998, the Bank complied with its NYCRA requirements.

     The Bank's CRA rating as of its latest examination was satisfactory.

Federal Reserve System

     Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). At December 31, 1998, the Bank complied with these requirements.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2.   Properties
--------------------

     The Bank conducts its business through its main office located in Oswego, New York, and four full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1998. The aggregate net book value of the Bank's premises and equipment was $4.5 million at December 31, 1998. For additional information regarding the Bank's properties, see Note 5 to Notes to Financial Statements.

LOCATION                   OPENING DATE  OWNED/LEASED   ANNUAL RENT
-------------------------  ------------  -------------  -----------

Main Office                     1874        Owned            --
-----------
214 West First Street
Oswego, New York  13126

Plaza Branch                    1989        Owned (1)        --
------------
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                   1978        Owned            --
-------------
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch              1994        Owned            --
------------------
34 East Bridge Street
Oswego, New York  13126

Fulton Branch                   1994        Owned            --
-------------
114 Oneida Street

Fulton, New York  13068
____________________________________
(1) The property is owned; the underlying land is leased.

ITEM 3.   Legal Proceedings
-------   -----------------

  There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

  No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                    PART II

ITEM 5.   Market for Company's Common Stock and Related Security Holder Matters
-------   ---------------------------------------------------------------------

  The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   Selected Financial Data
-------   -----------------------

  The selected financial information for the year ended December 31, 1998 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

  The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

  The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

  The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

  None.

                                    PART III
                                    --------

ITEM 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------

  (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

  (b) Set forth below is information concerning the Principal Officers of the Company.

Name                      Age  Positions Held With the Company
----                      ---  ------------------------------

Chris C. Gagas             68  Chairman of the Board,
                               President  and Chief Executive Officer

Anita J. Austin            49  Internal Auditor

Melissa A. Dashnau         41  Vice President, Secretary

James A. Dowd, CPA         31  Vice President--Controller

Edgar J. Manwaring         53  Vice President--Lending

Gregory L. Mills           38  Vice President, Director of Marketing, Branch
                               Administrator

W. David Schermerhorn      38  Executive Vice President-Lending

Thomas W. Schneider        37  Executive Vice President and Chief Financial Officer

Barry S. Thompson          44  Senior Vice President, Compliance Officer and Security Officer



ITEM 11.  Executive Compensation
--------  ----------------------

     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

ITEM 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The information required by this item is set forth under the caption "Certain Transactions" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

     (a)(1)  Financial Statements
             --------------------

 The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

          (A) Independent Auditors' Report;

          (B) Consolidated Statements of Condition - December 31, 1998 and 1997.

          (C) Consolidated Statements of Income - years ended December 31, 1998, 1997 and 1996;

          (D) Consolidated Statements of Stockholders' Equity -years ended December 31, 1998, 1997 and 1996

          (F) Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996; and

          (G) Notes to Consolidated Financial  Statements.

     (a)(2)  Financial Statement Schedules
             -----------------------------

    All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b)     Reports on Form 8-K
             -------------------

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

     (c)  Exhibits
          --------
     3.1 Certificate of Incorporation of Pathfinder Bancorp, Inc. Incorporated herein by reference to the Company's registration statement on S-4, file no. 333-36051 (the "S-4")

     3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4)

     4 Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4)

     10.1 Form of Oswego City Savings Bank 1998 Stock Option Plan Incorporated by reference to the Company's S-4

     10.2 Form of Oswego City Savings Bank 1998 Recognition and Retention Plan Incorporated by reference to the Company's S-4

     10.3 and Chief Executive Officer Incorporated by reference to the Company's Employment Agreement between the Bank and Chris C. Gagas, President S-4


     10.4 Vice President and Chief Financial Officer Incorporated by reference to Employment Agreement between the Bank and Thomas W. Schneider, the Company's S-4


     10.5 Vice President - Loan Administration Incorporated by reference to the Employment Agreement between the Bank and W. David Schermerhorn, Company's S-4

     13   Annual Report to Stockholders

     21   Subsidiaries of Company

     27   Financial Data Schedule

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Pathfinder Bancorp, Inc.


Date:     March 26, 1999              By:     /s/ Chris C. Gagas
                                              -----------------------
                                              Chris C. Gagas
                                              President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  /s/ Chris C. Gagas              By:     /s/ Thomas W. Schneider
     ------------------                      -----------------------
     Chris C. Gagas, President,              Thomas W. Schneider,
     Chief Executive                         Executive Vice
     Officer and Chairman of the Board       President and Chief Financial
                                             Officer

     (Principal Executive Officer)           (Principal Financial Officer)

Date: March 26, 1999                 Date: March 26, 1999


By:  /s/ James A. Dowd               By:    /s/ Chris R. Burritt
     -----------------                      --------------------
    James A. Dowd, Vice President           Chris R. Burritt, Director
    and Controller (Principal
    Accounting Officer)

Date: March 26, 1999                 Date: March 26, 1999


By: /s/ Bruce E. Manwaring           By:   /s/ Raymond W. Jung
    ----------------------                 -------------------
    Bruce E. Manwaring., Director          Raymond W. Jung,  Director

Date: March 26, 1999                 Date: March 26, 1999


By:   /s/ L. William Nelson, Jr.     By:     /s/Victor S. Oakes
      --------------------------             ------------------
      L. William Nelson, Jr., Director       Victor S. Oakes, Director

Date: March 26, 1999                 Date: March 26, 1999


By:  /s/ Lawrence W. O'Brien         By:    /s/ Corte J. Spencer
     -----------------------                --------------------
   Lawrence W. O'Brien, Director             Corte J. Spencer, Director

Date: March 26, 1999                Date: March 26, 1999


By: /s/ Janette Resnick
    -------------------
    Janette Resnick, Director

Date: March 26, 1999

                                 Exhibit Index
                                 -------------


     3.1          Certificate of Incorporation of Pathfinder Bancorp, Inc.
                  Incorporated herein by reference to the Company's registration statement on S-4, file no. 333-36051 (the "S-4")

     3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4)

     4            Form of Stock Certificate of Pathfinder Bancorp, Inc.
                  (Incorporated herein by reference to the Company's S-4)

     10.1 Form of Oswego City Savings Bank 1998 Stock Option Plan Incorporated by reference to the Company's S-4

     10.2 Form of Oswego City Savings Bank 1998 Recognition and Retention Plan Incorporated by reference to the Company's S-4

     10.3 Employement Agreement between the Bank and Chris C. Gagas, President and Chief Executive Officer Incorporated by reference to the Company's S-4

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