Form 10-Q
period 1999-05-12
PATHFINDER BANCORP INC
filed 1999-05-14
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       __________________________________

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED MARCH 31, 1999


                         SEC Exchange Act No. 000-23601
                                             __________


                            Pathfinder Bancorp, Inc.
                      __________________________________
                (Exact name of bank as specified in its charter)


                                    New York
                     ___________________________________
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                      _____________________________________
                     (I.R.S. Employer Identification Number)


       214 W. 1st Street
       Oswego, New York                                          13126
__________________________________                            ____________
(Address of principal executive office)                        (Zip Code)


          Bank's telephone number, including area code: (315) 343-0057
                                                       _______________


                                 Not Applicable
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X    No
                     _____   ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,727,070 shares of the Bank's common stock outstanding as of May 13, 1999.

                            PATHFINDER BANCORP, INC.
                                      INDEX




PART 1        FINANCIAL INFORMATION                                       PAGE

Item 1.       Financial Statements

              o Consolidated Balance Sheets                                 1
              o Consolidated Statements of Income                           2
              o Consolidated Statements of Shareholders' Equity             3
              o Consolidated Statements of Cash Flows                       4, 5
              o Notes to Consolidated Financial Statements                  6


Item 2.       Management's Discussion and Analysis of Financial           7 - 17
                           Condition and Results of Operations


PART II       OTHER INFORMATION                                          18 - 19







SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                March 31, 1999 (unaudited) and December 31, 1998


                                                                      March 31,                December 31,
                                                                           1999                       1998
                                                                      _________                ___________
                         ASSETS
                         ______

Cash and due from banks                                               $3,159,520                 $4,716,238
Federal funds sold                                                     2,000,000                  1,800,000
         Total cash and cash equivalents                               5,159,520                  6,516,238

Investment securities                                                 53,181,278                 53,443,039
Mortgage loans held-for-sale                                           4,783,616                  2,841,931
Loans:
     Real Estate                                                     114,423,242                115,971,684
     Consumer and other                                               10,760,153                 10,536,151
       Total loans                                                   125,183,395                126,507,835
     Less: Allowance for loan losses                                     999,161                    939,161
             Unearned discounts and origination fees                     175,871                    199,156
       Loans Receivable, net                                         124,008,363                125,369,518

Premises and equipment                                                 4,573,793                  4,489,928
Accrued interest receivable                                            1,329,579                  1,237,069
Other real estate                                                        691,251                    742,163
Intangible assets                                                      3,210,182                  3,289,121
Other assets                                                           5,187,238                  5,444,979
                                                                    $202,124,820               $203,373,986

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________

Deposits:
     Interest bearing                                               $146,883,485               $150,591,029
     Non-interest bearing                                              9,156,604                  9,628,125
       Total deposits                                                156,040,089                160,219,154
Borrowed funds                                                        22,024,000                 18,691,000
Other liabilities                                                      2,162,312                  2,177,147
       Total liabilities                                             180,226,401                181,087,301

Shareholders' equity:
     Common stock, par value $.10 per share; authorized
     9,000,000 shares; issued 2,877,470 shares; and
     2,727,070 and 2,745,470 shares outstanding for
     1999 and 1998, respectively.                                        287,747                    287,747
     Additional paid in capital                                        6,843,071                  6,828,836
     Retained earnings                                                17,947,194                 17,820,409
     Unearned stock based compensation                                (1,322,515)                (1,428,746)
     Unearned ESOP shares                                                566,197                  1,012,462
     Accumulated other comprehensive income                             (330,169)                  (346,917)
     Treasury stock, at cost; 43,625 shares                           (2,093,106)                (1,887,106)
       Total shareholders' equity                                     21,898,419                 22,286,685
                                                                    $202,124,820               $203,373,986


     The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended March 31, 1999 and March 31, 1998
                                   (unaudited)

                                                                                March 31,         March 31,
                                                                                    1999              1998
                                                                                ________          ________
INTEREST INCOME:
   Loans                                                                      $2,665,329        $2,676,121
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                  7,586            76,059
       State and political subdivisions                                           80,884            90,998
       Corporate                                                                 350,698           297,493
       Marketable equity securities                                               19,765            25,569
       Mortgage-backed                                                           325,669           371,178
       Federal funds sold and interest-bearing deposits                           35,728            12,104
           Total interest income                                               3,485,659         3,549,522

INTEREST EXPENSE:
   Interest on deposits                                                        1,382,379         1,528,866
   Interest on borrowed funds                                                    273,083           254,275
       Total interest expense                                                  1,655,462         1,783,141
               Net interest income                                             1,830,197         1,766,381
   Provision for loan losses                                                      97,129            75,298
               Net interest income after provision for loan losses             1,733,068         1,691,083

OTHER INCOME:
   Service charges on deposit accounts                                           142,950           111,954
   Mortgage servicing fees                                                        16,235            12,575
   Net securities gains                                                           31,571           228,839
   Other charges, commission and fees                                             99,465            71,345
       Total other income                                                        290,221           424,713

OTHER EXPENSES:
   Salaries and employee benefits                                                798,885           783,316
   Building occupancy                                                            178,470           161,816
   Data processing expenses                                                      160,116           113,277
   Professional and other services                                               160,881           120,498
   Deposit insurance premiums                                                      7,904            12,314
   Amortization of intangible asset                                              78,939             78,939
   Other expenses                                                                231,073           282,720
       Total other expenses                                                    1,616,268         1,552,880
Income before income taxes                                                       407,021           562,917
Provision for income taxes                                                       119,961           168,876
Net income                                                                      $287,060         $ 394,041
   Other comprehensive income, net of taxes:
       Unrealized net gains on securities:
           Unrealized holding (losses) gains arising during period              (753,615)           21,146
           Less: reclassification adjustment for gains included
                  in net income                                                    9,840            52,734
                                                                                (743,775)           73,880
Income tax benefit (provision)                                                   297,510           (29,552)
   Other comprensive (loss) income, net of tax                                  (446,265)           44,328
   Comprehensive income                                                         (159,205)         $438,369
   Net income per share - basic                                                  $   .11            $  .14
    Net income per share - diluted                                               $   .11           $   .14



The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)




                                                                                                 Accum.
                                                   Add't                   Unearn      Other     Unearned
                             Common Stock          Paid in   Retained    Stock-Bas     Compr.    ESOP       Treasury
                                Shares   Amount    Capital   Earnings   Compensation   Income    Shares     Stock        Total
                             ___________ ______   _______    _________   ___________   ______    ________   ________     _____

Balance, December 31, 1998   2,874,470   $287,747 $6,828,836 $18,820,409 $(1,426,746) $1,012,462 $(346,917) $(1,887,106) $22,286,685

Net Income                                                       287,060                                                     287,060

ESOP shares earned                                    14,235                                        16,478                    30,983

Treasury stock purchased                                                                                       (206,000)   (206,000)

Stock based compensation earned                                              106,231                                         106,231

Change in unrealized net
 appreciation on investment securities                                                            (446,265)                (446,265)

Dividends declared (.06 per share)                                       (160,275)                                         (160,275)

Balance, March 31, 1999      2,874,470  $287,747  $6,843,071 $17,947,194 $(1,322,515) $ 566,197 $(330,169) $(2,093,106)  $21,898,419

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                        March 31, 1999 and March 31, 1998
                                   (unaudited)


                                                                                March 31,        March 31,
                                                                                    1999             1998
OPERATING ACTIVITIES:
   Net Income                                                                   $287,060          $394,041
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan, investment and other real estate losses               97,129            75,298
        Deferred compensation                                                     56,440            41,711
        ESOP and other stock-based compensation earned                           137,214           154,441
        Deferred income taxes                                                    (20,491)               --
        Realized and unrealized gains on loans and investment securities         (31,571)         (228,839)
        Depreciation                                                              86,558            49,965
        Amortization of intangibles                                               78,939            78,939
        Net amortization of premiums and discounts on
           investment securities                                                  18,692            13,816
        (Increase) decrease  in interest receivable                              (92,510)            8,478
        Decrease (Increase) in other assets                                      235,864           (77,922)
        (Decrease) in other liabilities                                          (84,091)         (562,951)
   Net cash provided by (used in) operating activities                           769,233           (53,023)

INVESTING ACTIVITIES
   Purchase of investment securities available for sale                       (5,043,225)         (711,449)
   Proceeds from maturities and principle reductions of
      investment securities held to maturity                                   4,552,098         1,500,000
   Proceeds from maturities and principle reductions of
      investment securities available for sale                                        --         4,026,461
   Proceeds from sale of investment securities                                        --           420,129
   Net increase in loans                                                        (677,659)       (5,334,976)
   Purchase of premises and equipment                                           (170,423)         (250,238)
   Proceeds from sale of other real estate owned                                  50,912           248,780
   Surrender value of life insurance                                             214,411           (28,491)
   Other investing activities                                                        --            (11,914)
        Net cash used in investing activities                                 (1,073,886)         (141,698)

FINANCING ACTIVITIES
   Net (decrease)  increase in demand deposits,  NOW accounts savings  accounts, money market deposit accounts
     and escrow deposits                                                      (4,089,492)        1,159,616
   Net (decrease) increase in time deposits                                      (89,573)        1,103,004
   Net proceeds from (repayments of) short term borrowings                     3,333,000        (1,972,000)
   Repayments of borrowings                                                           --           (13,950)
   Treasury stock acquired                                                      (206,000)         (957,988)
        Net cash (used in) financing activities                               (1,052,065)         (681,318)
        Decrease in cash and cash equivalents                                 (1,356,718)         (876,039)
   Cash and cash equivalents at beginning of period                            6,516,238         4,334,072
        Cash and cash equivalents at end of period                            $5,159,520        $3,458,033


                             STATEMENT OF CASH FLOWS
                                   (continued)



                                                                              March 31,         March 31,
                                                                                  1999              1998


CASH PAID DURING THE PERIOD FOR:

   Interest                                                                   $1,576,135        $1,827,700
   Income taxes                                                                       --           240,000

NON-CASH INVESTING ACTIVITY:

   Transfer of loans to other real estate                                            $--          $374,186
   Unrealized holding gains arising during period                               (743,775)           73,880

NON-CASH FINANCING ACTIVITY:

   Dividends declared and unpaid                                                $160,275          $140,410
   Stock awards granted                                                              --            957,984







The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.

                          Notes to Financial Statements


(1) Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Bank's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 1999 and 1998.

     Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) Earnings per Share

     Earnings per share are based on the weighted average number of common shares outstanding during the period. For purposes of computing earnings per share, only Employee Stock Option Plan ("ESOP") shares that have been committed to be released are considered outstanding.

     Earnings per share have been computed based upon net income for the three months ended March 31, 1999 and 1998, using 2,676,936 and 2,819,904, weighted average common shares outstanding, respectively.

                            Pathfinder Bancorp, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

General

Throughout the Management's Discussion and Analysis the term, 'the Company', refers to the consolidated entity of Pathfinder Bancorp, Inc., Oswego City Savings Bank, and Whispering Oakes Development Corp. At December 31, 1998, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Oswego City Savings Bank. At March 31, 1999, 1,552,500 shares, or 57.0%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,174,570 shares, or 43.0%, was held by the public.

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

Termination of Merger Agreement

On January 28, 1999, the Company announced that in conference and concurrence with the Board of Trustees of Oswego County Savings Bank, the merger agreement between the two banks, which was originally signed on September 5, 1997 was terminated. The Company cited the failure to gain regulatory approval for a transaction that was deemed unique as the reason for the cancellation of the merger plans. For the year ended December 31, 1998, the Company recognized costs of $379,000 in connection with the merger. These costs were for professional services rendered in legal, tax, and accounting work, as well as for filing fees. There were no further costs associated with the canceled merger

Whispering Oaks Development Corporation

On October 31, 1998, the Company incorporated Whispering Oaks Development Corp. ('WODC') as a wholly owned subsidiary of Oswego City Savings Bank. The assets of WODC were formerly held by the Company as a component of other real estate owned. The Company is in the process of liquidating the development property. The subsidiary was formed to comply with regulatory requirements regarding the development of the property. The net book value of the assets transferred is $638,000. Management does not anticipate any loss associated with the liquidation of the assets held in the subsidiary.

Stock Split

On January 13, 1998, the Board of Directors of the Company declared a three for two stock split in the form of a dividend on the holdings company's outstanding common stock. The stock dividend was paid on February 5, 1998 to shareholders of record as of January 26, 1998. The stock dividend was applied retroactively to all per share data reported in the financial statements and presented in this report.

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have date sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. Left unresolved, the Year 2000 issue could result in a system failure or miscalculations causing disruptions of operations including, but not limited to, a temporary inability to process transactions, calculate interest, or engage in similar normal business activities. In early 1997, the Company formed a Year 2000 committee to address the issues surrounding the problem. The committee has adopted a policy statement and plan of action to identify, correct, test, and implement solutions to ensure that the Company's systems are ready to process in the Year 2000 and beyond. The policy statement comprises three phases: the assessment phase, the renovation phase, and the validation phase. During 1997, the Company completed its assessment phase and identified five systems critical to its continued operations. These systems include the loan, deposit, investment, general ledger, and electronic funds transfer systems.. The committee has determined that the required changes are minimal, and that such changes will resolve the Company's Year 2000 computer systems issues. The committee has segregated the issues between those that affect information technology ('IT') and those that do not ('non-IT'). At May 15, 1999, the implementation of modifications for Year 2000 readiness of mission critical systems is complete. Testing for non-IT systems is 95% complete at May 15, 1999. Testing of solutions for IT commenced in September 1998 with a goal to be fully tested by June 30, 1999. At May 15, 1999, IT testing was approximately 80% complete.

The Company has utilized both internal and external resources to program, replace, and test the software for Year 2000 modifications. The Company is also communicating with its third party data processing vendors, as well as its significant suppliers and commercial customers, to determine the Company's exposure should any of these parties fail to resolve their own significant Year 2000 issues. The committee is evaluating the risk from these third parties and, where appropriate, will establish action plans to reduce or eliminate the risk. In some cases, the Company will rely on third party information which may be inaccurate and unverifiable. Should third party entities, including Federal and State governments and agencies fail to resolve their own Year 2000 issues, an adverse effect on the Company could result.

The costs of the remedial actions and the date on which the Company plans to complete the Year 2000 modifications, are based on management's best estimates and assumptions including the continued availability of third party services, their modification plans, and other factors. Costs related to the Year 2000 issue will be expensed as they are incurred, except for the cost, if any for new hardware or software that is purchased which will be capitalized and expensed in conformity with generally accepted accounting principles. The Company's costs of preparing its data processing systems for the impact of the Year 2000 were approximately $45,000 in non-capitalized costs to date with the majority of expenditures for software and hardware upgrades being capitalized upon implementation in February 1999. The total amount capitalized was $575,000 and is being depreciated over an average of approximately four and one-third years. The depreciation will result in additional annual expenses of approximately $133,000 over this period. Exclusive of these expenses, management does not anticipate costs exceeding $75,000 in additional expenses associated with Year 2000 readiness issues.

As of May 15, 1999, the Company believes that the progress it has made to date, along with the expected completion of mission critical testing in 1999, will result in the Company's being well prepared to meet the Year 2000. There can be no assurance that the Company's third party data service providers will be able to satisfactorily address the Year 2000 issue, or that the costs associated with Year 2000 readiness and compliance issues will not exceed management's estimate. The Company has established contingency plans for all mission critical systems and will evaluate the implementation of such plans throughout 1999

This Quarterly Report contains certain 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

For other matters affecting the Company, Including events which may affect the Company's operations and financial performance, see 'Recent Events'.

The following discussion reviews the financial condition at March 31, 1999 and the results of operations of the Company for the three months ended March 31, 1999.

Financial Condition

Assets

Total assets decreased approximately $1.3 million, or .6%, to $202.1 million at March 31, 1999 from $203.4 million at December 31, 1998. The decrease in total assets was primarily incurred as a result of reductions in the Company's cash and due from banks. Cash inflows from automatic direct deposits on December 31, 1998 resulted in higher than normal cash inventory positions. A portion of the direct deposits was subsequently withdrawn in the normal course of business, causing a reduction in total assets for the period. Mortgage loans held-for-sale increased by a net $1.9 million, or 68.3%, to $4.8 million at March 31, 1999 from $2.8 million at December 31, 1998. The increase in mortgage loans held-for-sale results from orginations of $3.0 million, less sales of $1.1 million. The origination and sale of secondary market qualifying mortgages reflects management's continued emphasis on pursuing a diversification of revenue lines. The retention of mortgage servings and the recognition of income derived from the servicing rights, combined with the sale of the loans produces fee income and mitigates the Company's credit and interest rate risks. The increase in mortgage loans held-for-sale was partially offset by decreases in total loans (held in the Company's portfolio) and investment securities. Total loans decreased by $1.3 million, or 1.0%, to $125.2 million at March 31, 1999 from $126.5 million at December 31, 1998 and investment securities decreased by $262,000, or .5%, to $53.2 million from $53.4 million. The decline in asset base also reflects the lack of significant growth and economic development in the Company's market area.

Non-earning assets decreased by $211,000, or 1.4%, at March 31, 1999 when compared to December 31, 1998. The decrease in non-earning assets is principally due to reductions in other real estate owned and the amortization of the Company's intangible asset.

Liabilities

Total liabilities decreased by $861,000, to $180.2 million at March 31, 1999 from $181.1 million at December 31, 1998. The decrease is primarily attributable to a $4.2 million, or 2.6%, net outflow of deposits, partially offset by an increase in borrowed funds of $3.3 million, or 17.8%. The decrease in deposits is principally the result of net withdrawals on savings and checking accounts from direct deposits credited to customers' accounts on December 31, 1998. The timing of direct deposits, especially social security deposits, which occurred on the last day of 1998, did not reflect the normal withdrawal of such deposits for customers' day-to-day uses. The majority of these withdrawals occurred during the first week of 1999. Exclusive of the direct deposit timing, net deposit account activity remained relatively flat during the first quarter of 1999. The absence of net deposit inflows reflects both the lack of significant growth in the Company's market area and the availability of alternative investment products, particularly mutual funds. The increased borrowings are comprised of advances from the Federal Home Loan Bank of New York used to supplement the Company's deposit flows.

Liquidity and Capital Resources

Shareholders' equity decreased $388,000, or 1.7%, to $21.9 million at March 31, 1999 from $22.3 million at December 31, 1998. The decrease in shareholder's equity is primarily the result of a $446,000 reduction in accumulated and other comprehensive income, an increase in treasury stock of $206,000 for the acquisition of 18,400 shares as part of the Company's share repurchase program (see 'Recent Events'), and dividends declared of $160,000. The decrease in accumulated and other comprehensive income results from a decrease in the unrealized appreciation of the Company's available-for-sale investment securities portfolio caused by rising interest rates at the end of the quarter. Partially offsetting the decreases in shareholder's equity were increases resulting from net income totaling $287,000, and ESOP and other stock-based compensation earned of $137,000.

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

The Company does not generally maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. In addition, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter-term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has on occasion offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, five year/one year ARM loans (mortgage loans which are fixed rate for the first five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities.

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

At March 31, 1999, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $20.0 million, representing a cumulative one-year gap ratio of a negative 7.21%. Simulation and net present value analysis demonstrate percentage changes to net interest income and net portfolio value (the fair value of assets minus the fair value of liabilities) of a negative 13.41% and a negative 21.87%, respectively, in an upward 200 basis point parallel shift in the yield curve.

Results of Operations

The Company had net income of approximately $287,000, and $394,000 for the three months ended March 31, 1999, and 1998, respectively. The decrease in net income of $107,000, or 27.1%, resulted primarily from a decrease in non-interest income of $135,000, or 31.7%, and increases in noninterest expense of $63,000, or 4.1%, and provisions for loan losses of $22,000, or 29.0%, partially offset by an increase in net interest income of $64,000, or 3.6%, and a reduction in income tax provision of $49,000.

As a result of the decrease in net income between the comparative periods, annualized return on average assets and return on average shareholders' equity were .57% and 5.16%, respectively, for the three months ended March 31, 1999 compared to .81% and 6.71% for the first quarter of 1998. Earnings per share ' basic was $.11 for the first quarter of 1999 compared to $.14 for the same period in 1998.

Interest Income

Interest income, on a tax-equivalent basis, totaled $3.5 million for the quarter ended March 31, 1999, as compared to $3.6 million for the quarter ended March 31, 1998, a decrease of $66,000, or 1.8%. The decrease resulted primarily from a decrease in the tax-equivalent yield on average interest-earning assets to 7.70% for the three months ended March 31, 1999 from 8.02% in the prior year period, partially offset by an increase of $4.0 million in average interest-earning assets. The yield reduction is principally the result of mortgage loan originations, primarily in the held-for-sale portfolio, at rates over 90 basis points below the weighted average coupon of the existing loan portfolio which lowered the total portfolio yield, and the reinvestment of security principal maturities and prepayments at rates over 75 basis points less than the existing portfolio yield. The decline in yield on investments and mortgages was caused by a general decline in market interest rates. To illustrate, the yield on 1 year and 30 year treasury bonds declined by 71 basis points and 31 basis points, respectively from March 31, 1998 to March 31, 1999.

Interest income on loans receivable totaled $2.7 million for the three months ended March 31, 1999 and 1998, respectively. The stability in interest income on loans occurred from an increase in the average balance of loans receivable of $5.0 million, or 4.4% to $118.8 million at March 31, 1999, from $113.8 million at March 31, 1998, offset by a reduction in the average yield on loans receivable to 8.08% from 8.43%. The increase in the average balance in loans receivable was primarily due to the origination of 15 and 30 year term one-to-four family fixed rate mortgage loans held-for-sale to the secondary market and one-to-four family adjustable rate mortgage loans retained in the Company's portfolio. The mortgage loans held-for-sale into the secondary market is part of a strategy to increase and retain the Company's customer base by offering competitively priced mortgages to qualifying home buyers and retaining the servicing on these loans as a source of fee income. The Company originated $3.0 million in mortgage loans held-for-sale during the first quarter of 1999 and sold $1.1 into the secondary market. The origination of adjustable rate mortgage loans is primarily comprised of '5/1 ARMS' which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. To a lesser degree, the Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on mortgage loans held-for-sale, the initial rates charged on 5/1 ARMS, and the downward repricing of the one year adjustable rate mortgage portfolio caused by the relatively lower interest rate environment.

Interest income on consumer and other loans decreased $13,000, or 4.7%, to $265,000 for the quarter ended March 31, 1999 from $278,000 for the period ended March 31, 1998. The decrease in interest income on consumer and other loans resulted from a decrease in both the average balance and average yield on these loans. The average balance on consumer and other loans decreased $390,000, or 3.7%, to $10.3 million from $10.6 million for the periods ended March 31, 1999 and 1998, respectively. The average yield on consumer and other loans declined to 10.33% from 10.44%. The decrease in the average balance on consumer and other loans reflects the relatively low demand by qualified borrowers in the Company's market area.

Interest income on the mortgage-backed securities portfolio decreased by $45,000, or 12.1%, to $326,000 for the three months ended March 31, 1999, from $371,000 for the three months ended March 31, 1998. The decrease in interest income on mortgage-backed securities resulted generally from a decrease in the average balance on mortgage-backed securities of $3.1 million, partially offset by an increase in the average yield on mortgage-backed securities to 6.72% from 6.59%. The decrease in the average balance of mortgage-backed securities resulted from the scheduled amortization and prepayments of principal on the underlying mortgage loans. Prepayments accelerated during the first quarter of 1999 as the relatively low interest rate environment continues to foster significant refinancing activity. The cash flow from the mortgage-backed securities portfolio was utilized to fund the origination of loans by the Company, rather than the purchase of additional mortgage-backed securities.

Interest income on investment securities, on a tax equivalent, decreased $34,000, or 6.4%, for the three months ended March 31, 1999 to $494,000 from $528,000 for the same period in 1998. The decrease resulted primarily from a decrease in the tax equivalent average yield on investment securities to 6.25% from 6.79%, partially offset by an increase in the average balance of investment securities of $508,000 for the quarter ended March 31, 1999 as compared to the first quarter of 1998. The average yield on investment securities declined as higher coupon securities purchased three to five years ago were either called due to the lower interest rate environment or matured and were replaced by lower yielding securities.


Interest income on interest-earning deposits increased $24,000, or 200.0%, to $36,000 from $12,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily the result of an increase of $2.0 million in the average balance of interest-earning deposits, partially offset by a reduction in the average yield on interest-earning deposits to 5.12% from 6.02%. The increase in the average balance on interest-earning deposits was primarily due to short term placement of security principal amortization. The decrease in the average yield on interest-earning deposits was principally due the decrease in the federal funds rate brought about by the general reduction in interest rates.

Interest Expense

Interest expense for the quarter ended March 31, 1999 decreased by approximately $128,000, or 7.2%, to $1.7 million when compared to the same quarter for 1998. The decrease in interest expense for the period was the result of a decrease in the average cost of deposits to 3.97% for the three months ended March 31, 1999 from 4.43% for the three months ended March 31, 1998, partially offset by a $5.7 million increase in the average balance on interest-bearing liabilities to $166.7 million from $161.1 million for the periods ended March 31, 1999 and 1998, respectively. The decrease in the average cost of interest-beating liabilities resulted from the general reduction in interest rates throughout the economy which led to reductions in product pricing and the cost of borrowings. The increase in the average balance on interest-bearing liabilities was principally the result of a $1.5 million increase in the average balance on Now accounts, a $1.8 million increase in the average balance on certificates of deposit, and a $2.5 million increase in the average balance of borrowed funds.

Net Interest Income

Net interest income totaled $1.8 million for the three months ended March 31, 1999 and $1.7 million for the same period in 1998, an increase of $64,000, or 3.6%. The increase in net interest income for the quarter ended March 31, 1999 occurred as the result of the cost of interest-bearing liabilities repricing downward more sharply than the yield on interest-earning assets. This led to a widening of the Company's net interest rate spread. In the prior three quarters the declining interest rate environment resulted in a compression of net interest rate spread. However, during the fourth quarter of 1998, short term interest rate reductions by the Federal Reserve Bank combined with an 85 basis point reduction in the base rate on the Company's passbook savings account, have resulted in a widening of the net interest rate spread. Net interest rate spread for the quarter ended March 31, 1999 rose to 3.82% from 3.68% for the quarter ended March 31, 1998.

Provision for Loan Losses

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended March 31, 1999 of $97,000, as compared to a provision of $75,000 for the three months ended March 31, 1998. The increase in provision for loan losses reflects higher net charge-offs for the period as well as the increased risks associated with expanded commercial lending. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at March 31, 1999 were .78% and 57.17%, respectively.

Non-interest Income

Non-interest income consists of servicing income, fee income and gain (loss) on sales of loans and investment securities and other operating income. Non-interest income decreased approximately $135,000, or 31.7%, to $290,000 for the three months ended March 31, 1999 as compared to $425,000 for the prior year quarter. This decrease is primarily attributable to a decrease of $197,000, or 86.2%, in net securities gains and losses, partially offset by a 31,000, or 27.7%, increase in deposit account service charges, a $4,000 increase in mortgage servicing fees, and a $28,000, or 39.4%, increase in other charges, commissions, and fees. The decrease in net securities gains and losses results from a mark to market gain recognition of unrealized market value appreciation in the Company's investment in the IIMF mutual fund which was $154,000 lower in 1999 compared to 1998, and a $43,000 gain on the sale of two investment securities during the first quarter of 1998. The increase in deposit account service charges resulted primarily from increased ATM surcharge fees, which reflects higher charges and an expansion of the ATM network. The increase in other charges, commissions and fees resulted principally from higher fees derived from investment services and increases in the cash surrender value of life insurance policies held by the Company.

Noninterest Expense

Noninterest expense increased $63,000, or 4.1%, to $1.6 million for the three months ended March 31, 1999, as compared to the same period in 1998. This increase was primarily attributable to a $47,000, or 41.3%, increase in data processing costs, a $40,000, or 33.5%, increase in professional services, a $17,000, or 10.3%, increase in building occupancy, and a $16,000, or 2.0% increase in salaries and employee benefits. These increased expenses were partially offset by a reduction in other expenses of $52,000, or 18.3%. The increase in data processing costs primarily results from increases in depreciation and maintenance on upgraded hardware and software placed into service during the first quarter of 1999. The on-going equipment and software depreciation expenses result from capitalized costs of approximately $575,000 amortized over approximately 4 and one-third years. These upgrades to hardware and software represent the principal efforts of the Company to perform remedial actions for Year 2000 and bring the Company's Year 2000 readiness to over 90 percent complete. Management of the Company believes that, in addition to the Year 2000 readiness issue, the enhanced information systems increase the Company's ability to expand and compete over the near term. The increase in professional service costs is primarily comprised of increased fees for information system consulting, investment and risk management, and attorney fees. The increase in building occupancy expense is principally due to depreciation and maintenance increases from renovations in the Company's main office. The increase in salaries and employee benefits is primarily due to annual salary increases. The reduction in other expenses primarily reflects lower costs to maintain other real estate owned and lower security costs.

For further information regarding the Company's efforts and costs associated with the Year 2000 issue, see 'General ' Year 2000'.

Income Taxes

Income taxes decreased approximately $49,000, or 29.0%, for the quarter ended March 31, 1999 as compared to the same period in the prior year. This decrease was directly attributable to a $156,000 decrease in the Company's pretax income.

Recent Events

Real Estate Investment Trust Formation

On March 31, 1999, the Company filed a notice with the New York State Banking Department of its intention to establish a new operating subsidiary of Oswego City Savings Bank (the 'Bank'), which will issue securities in the nature of common stock and perpetual, cumulative preferred stock. The Company intends that the subsidiary will be treated as a real estate investment trust ('REIT') pursuant to Section 856 of the Internal Revenue Code of 1986, as amended, and that the REIT primarily will acquire, hold, and invest in certain real estate-related and other assets, which would constitute permissible investments by the

Bank. Prior to commencement of activities, the REIT will receive from the Bank loans currently owned by the Bank, and the Bank will receive 100% of the outstanding common stock of the REIT and also shares of a class of perpetual, cumulative preferred stock. It is anticipated that the REIT, to be known as Pathfinder REIT, Inc., will commence operation by May 14, 1999.

Share Repurchase Program

On January 22, 1999, the Company announced the adoption of it's second share repurchase program to acquire up to 135,000 shares of the Company's common stock, which represents approximately 5% of the common stock outstanding. At April 30, 1999, the Company had purchased 73,775 shares commensurate with the plan at an aggregate cost of $813,000. In November 1998, the Company completed it's first share repurchase program, acquiring 132,000 shares of common stock at an aggregate cost of $1.9 million.

                           Part II - Other Information

Legal Proceedings

From time to time, the Bank is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Bank

Changes in Securities

Not applicable

Defaults upon Senior Securities

Not applicable

Submission of Matters to a Vote of Security Holders

The Bank's Meeting of Shareholders was held on April 28, 1999. The following are the items voted on and the results of the shareholder voting.

1. The election of Chris C. Gagas, Chris R. Burritt and Raymond W. Jung to serve as directors of the Bank each for a term of three years or until his successor has been elected and qualified. For Against

                  Chris C. Gagas                     2,439,192         174,206
                  Chris R. Burritt                   2,439,192         174,206
                  Raymond W. Jung                    2,439,192         174,206

                  Set forth below are the names of the other directors of the Bank and their terms of office.

                            Name                          Term Expires
                  Bruce Manwaring                             2000
                  L. William Nelson                           2000
                  Victor S. Oakes                             2000
                  Lawrence O'Brien                            2001
                  Corte Spencer                               2001
                  Janette Resnick                             2001

2. The ratification of the appointment of Coopers and Lybrand, L.L.P. as auditors for the fiscal year ending December 31, 1999.

                                           For          Against          Abstain
            Number of Votes           2,449,704         160,160           3,534

3. A shareholder proposal calling on the Board of Directors to take steps to amend the Company's Certificate of Incorporation and Bylaws.

                             For            Against                    Abstain

                           231,803          1,849,157                  6,430

4.   A shareholder proposal to take steps to sell or merge the company.

                              For             Against                  Abstain

                           242,546          1,836,354                  8,490

                                   SIGNATUARES





         Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             OSWEGO CITY SAVINGS BANK


                             /s/ Chris C. Gagas
                             ___________________________________
Date:    May 12, 1999        Chris C. Gagas
         ____________        Chairman, President, Chief Executive Officer


                             /s/ Thomas W. Schneider
                             ____________________________________
Date:    May 12, 1999        Thomas W. Schneider
         ____________        Executive Vice President, Chief Financial Officer