Form 10-Q
period 1999-06-30
PATHFINDER BANCORP INC
filed 1999-08-13
CIK 1046188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED JUNE 30, 1999



                         SEC Exchange Act No. 000-23601
                                              ---------

                            Pathfinder Bancorp, Inc.
                    ---------------------------------------
                (Exact name of bank as specified in its charter)


                                    New York
            --------------------------------------------------------
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


              214 W. 1st Street
               Oswego, New York                               13126
      --------------------------------------               ----------
      (Address of principal executive office)              (Zip Code)


          Bank's telephone number, including area code: (315) 343-0057
                                                        --------------

                                Not Applicable
            --------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ----   ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,671,695 shares of the Company's common stock outstanding as of August 10, 1999.

                           PATHFINDER BANCORP, INC.
                                     INDEX


PART 1            FINANCIAL INFORMATION                                PAGE

Item 1.           Financial Statements


                  .  Consolidated Balance Sheets                          1
                  .  Consolidated Statements of Income                    2
                  .  Consolidated Statements of Shareholders' Equity      3
                  .  Consolidated Statements of Cash Flows                4, 5
                  .  Notes to Consolidated Financial Statements           6




Item 2.           Management's Discussion and Analysis of Financial       7 - 18
                  Condition and Results of Operations


PART II           OTHER INFORMATION                                       19


SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                 June 30, 1999 (unaudited) and December 31, 1998

                                                                                     June 30,              December 31,
                                                                                       1999                    1998
                                                                                   ------------            ------------
             ASSETS
             ------
Cash and due from banks                                                            $  3,186,212            $  4,716,238
Federal funds sold                                                                           --               1,800,000
                                                                                   ------------            ------------
         Total cash and cash equivalents                                              3,186,212               6,516,238

Investment securities                                                                64,394,384              53,443,039
Mortgage loans held-for-sale                                                          4,024,537               2,841,931
Loans:
     Real estate                                                                    116,861,725             115,971,684
     Consumer and other                                                              11,202,562              10,536,151
                                                                                   ------------            ------------
     Total loans                                                                    128,064,287             126,507,835
     Less: Allowance for loan losses                                                  1,059,431                 939,161
           Unearned discounts and origination fees                                      155,681                 199,156
                                                                                   ------------            ------------
     Loans receivable, net                                                          126,849,175             125,369,518

Premises and equipment, net                                                           4,520,754               4,489,928
Accrued interest receivable                                                           1,089,214               1,237,069
Other real estate                                                                       739,892                 742,163
Intangible assets, net                                                                3,131,243               3,289,121
Other assets                                                                          5,629,056               5,444,979
                                                                                   ------------            ------------
     Total Assets                                                                  $213,564,467            $203,373,986
                                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Interest bearing                                                              $146,811,996            $150,591,029
     Non-interest bearing                                                             9,819,180               9,628,125
                                                                                   ------------            ------------
         Total deposits                                                             156,631,176             160,219,154
Borrowed funds                                                                       33,526,500              18,691,000
Other liabilities                                                                     2,232,186               2,177,147
                                                                                   ------------            ------------
         Total liabilities                                                          192,389,862             181,087,301
                                                                                   ------------            ------------

Shareholders' equity:
     Common stock, par value $.10 per share; authorized 9,000,000 shares; issued
       2,877,470 shares; and 2,671,695 and 2,745,470
       shares outstanding for 1999 and 1998, respectively.                              287,747                 287,747
     Additional paid in capital                                                       6,847,806               6,828,836
     Retained earnings                                                               18,072,979              17,820,409
     Unearned stock based compensation                                               (1,209,400)             (1,428,746)
     Accumulated other comprehensive income                                             186,865               1,012,462
     Unearned ESOP shares                                                              (310,833)               (346,917)
     Treasury stock, at cost; 205,775 shares                                         (2,700,559)             (1,887,106)
                                                                                 ---------------           ------------
     Total shareholders' equity                                                      21,174,605              22,286,685
                                                                                 ---------------           ------------
                                                                                   $213,564,467            $203,373,986


The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    For the three months and six months ended
                         June 30, 1999 and June 30, 1998
                                   (unaudited)



                                                                        For the three months ended     For the six months ended
                                                                        --------------------------     ------------------------
                                                                           June 30,       June 30,       June 30,    June 30,
                                                                             1999          1998             1999        1998
                                                                          ----------  -----------      ----------- -----------
INTEREST INCOME:
   Loans                                                                  $2,700,152   $2,761,930       $5,365,481  $5,438,051
   Interest and dividends on investments:
       U.S. Treasury and agencies                                             44,901       60,624           52,487     136,683
       State and political subdivisions                                       89,660       88,001          170,544     175,272
       Corporate                                                             390,248      275,385          740,946     576,605
       Marketable equity securities                                           24,154       23,716           43,919      49,285
       Mortgage-backed                                                       321,894      341,066          647,563     712,244
       Federal funds sold and interest-bearing deposits                       20,549       25,269           56,277      37,375
                                                                          ----------   ----------       ----------  ----------
           Total interest income                                           3,591,558    3,575,991        7,077,217   7,125,515

INTEREST EXPENSE:
   Interest on deposits                                                    1,334,465    1,541,859        2,716,844   3,070,725
   Interest on borrowed funds                                                325,726      226,461          598,809     480,736
                                                                          ----------   ----------       ----------  ----------
           Total interest expense                                          1,660,191    1,768,320        3,315,653   3,551,461
                                                                          ----------   ----------       ----------  ----------
           Net interest income                                             1,931,367    1,807,671        3,761,564   3,574,054
Provision for loan losses                                                     63,332       65,243          160,461     140,541
                                                                          ----------   ----------       ----------  ----------
           Net interest income after provision for loan losses             1,868,035    1,742,428        3,601,103   3,433,513
                                                                          ----------   ----------       ----------  ----------

OTHER INCOME:
   Service charges on deposit accounts                                       120,867      119,851          230,547     227,366
   Mortgage servicing fees                                                    16,785       11,422           33,020      23,997
   Net securities gains                                                       41,804       41,206           73,375     270,045
   Other charges, commission and fees                                        147,930      113,384          280,665     189,168
                                                                          ----------   ----------       ----------  ----------
           Total other income                                                327,386      285,863          617,607     710,576
                                                                          ----------   ----------       ----------  ----------

OTHER EXPENSES:
   Salaries and employee benefits                                            812,934      743,349        1,611,819   1,526,665
   Building occupancy                                                        178,564      159,678          357,034     321,494
   Data processing expenses                                                  210,697      111,682          370,813     224,959
   Professional and other services                                           248,472      197,870          409,353     318,368
   Deposit insurance premiums                                                  7,774        7,732           15,678      20,046
   Amortization of intangible asset                                           78,939       78,939          157,878     157,878
   Other expenses                                                            274,486      241,990          505,559     524,711
                                                                          ----------   ----------       ----------  ----------
           Total other expenses                                            1,811,866    1,541,240        3,428,134   3,094,121
                                                                          ----------   ----------       ----------  ----------
Income before income taxes                                                   383,555      487,051          790,576   1,049,968
Provision for income taxes                                                    97,344      135,614          217,305     304,490
                                                                          ----------   ----------       ----------  ----------
Net income                                                                $  286,211   $  351,437       $  573,271  $  745,478
                                                                          ==========   ==========       ==========  ==========
 Other comprehensive income, net of taxes:
 Unrealized net (losses) gains on securities:
           Unrealized holding (losses) gains arising during period          (632,220)     145,197       (1,385,835)    166,343
           Reclassification adjustment for gains included in net income           --           --            9,840      52,734
                                                                          ----------   ----------       ----------  ----------
                                                                            (632,220)     145,197       (1,375,995)    219,077
   Income tax benefit (provision)                                            252,888      (58,079)         550,398     (87,631)
                                                                          ----------   ----------       ----------  ----------
       Other comprehensive (loss) income, net of tax                        (379,332)      87,118         (825,597)    131,446
                                                                          ----------   ----------       ----------  ----------
       Comprehensive (loss) income                                        $  (93,121)  $  438,555       $ (252,326) $  876,924
                                                                          ==========   ==========       ==========  ==========

       Net income per share - basic                                       $      .11   $      .13       $      .22  $      .27
                                                                          ==========   ==========       ==========  ==========
       Net income per share - diluted                                     $      .11   $      .12       $      .21  $      .26
                                                                          ==========   ==========       ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)





                                                   Common Stock               Add't                                 Unearned
                                              ---------------------           Paid in            Retained           Stock-Based
                                                Shares      Amount            Capital            Earnings           Compensation
                                              ---------    --------          ----------         ------------       --------------

Balance, December 31, 1998                     2,877,470    $287,747         $6,828,836         $17,820,409          $(1,428,746)


Net Income                                                                                          573,271


ESOP shares earned                                                               18,970


Treasury stock purchased


Stock based compensation earned                                                                                          219,346


Change in unrealized net appreciation on investment securities


Dividends declared ($.06 per share)                                                                (320,701)
                                              -----------  ----------       ------------        -------------         -------------


Balance, June 30, 1999                         2,877,470    $287,747         $6,847,806          $18,072,979           $(1,209,400)
                                              ===========  ==========       ============        =============         ==============



                                                               Accum.
                                                               Other            Unearned
                                                               Compr.           ESOP            Treasury
                                                               Income           Shares            Stock               Total
                                                            ----------         ----------       ----------         ------------


Balance, December 31, 1998                                  $1,012,462         $(346,917)      $(1,887,106)        $22,286,685


Net Income                                                                                                             573,271


ESOP shares earned                                                                36,084                                55,054

                                                         )
Treasury stock purchased                                                                          (813,453)           (813,453)


Stock based compensation earned                                                                                        219,346


Change in  unrealized net appreciation on
 investment securities                                        (825,597)                                               (825,597)


Dividends declared ($.06 per share)                                                                                   (320,701)
                                                              --------         ----------      -----------        -------------


Balance, June 30, 1999                                        $186,865         $(310,833)      $(2,700,559)       $(21,174,605)
                                                              ========         ==========      ============       =============







The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                             STATEMENTS OF CASH FLOW
                 For the six months ended June 30, 1999 and 1998
                                   (unaudited)


                                                                                                   June 30,                 June 30,
                                                                                                     1999                     1998
                                                                                               --------------           ------------
OPERATING ACTIVITIES:
   Net Income                                                                                    $    573,271          $    745,478
   Adjustments to reconcile net income to net cash
     provided by operating activities:
           Provision for loan, investment and other real estate losses                                160,461               140,541
           Deferred compensation                                                                       94,598                97,532
           ESOP and other stock-based compensation earned                                             274,400               319,241
           Deferred income tax benefit                                                                (50,233)                   --
           Realized and unrealized loss/(gain) on:
             Sale of real estate acquired through foreclosure                                              --                 7,639
             Sale of loans                                                                             22,756                    --
             Available-for-sale investment securities                                                 (96,131)             (270,045)
           Depreciation                                                                               199,521               106,325
           Amortization of intangibles                                                                157,878               157,878
           Net amortization of premiums and discounts on
              investment securities                                                                    (4,248)               25,526
           Decrease in interest receivable                                                            147,855                37,877
           Decrease (Increase) in other assets                                                        111,449              (595,931)
           Decrease in other liabilities                                                              (52,526)             (269,904)
                                                                                                 ------------          ------------
   Net cash provided by operating activities                                                        1,539,051               502,157
                                                                                                 ------------          ------------


INVESTING ACTIVITIES:
           Purchase of investment securities available for sale                                   (18,338,720)           (1,734,488)
           Proceeds from maturities and principle reductions of
               investment securities held to maturity                                                      --             2,770,000
           Proceeds from maturities and principle reductions of
              investment securities available for sale                                              6,089,768             8,769,864
           Proceeds from sale of:
              Real estate acquired through foreclosure                                                 50,912               339,096
              Loans                                                                                 1,992,774                    --
              Available-for-sale investment securities                                                     --               420,129
           Net increase in loans                                                                   (4,875,801)           (9,074,670)
           Purchase of premises and equipment                                                        (230,347)             (471,299)
           Increase in surrender value of life insurance                                              179,637               (80,184)
           Other investing activities                                                                 (11,094)             (185,998)
                                                                                                 ------------          ------------
   Net cash (used in) provided by  investing activities                                           (15,142,871)              752,450
                                                                                                 ------------          ------------

                             STATEMENT OF CASH FLOWS
                                   (continued)



                                                                                                June 30,                   June 30,
                                                                                                  1999                       1998
                                                                                               ----------               -----------
FINANCING ACTIVITIES:
           Net(decrease) increase in demand deposits, NOW accounts savings accounts, money market deposit accounts
               and escrow deposits                                                             (2,744,286)             $  3,933,120
           Net (decrease) increase in time deposits                                              (843,692)                1,066,669
           Proceeds from(repayments of) borrowings, net                                        14,835,500                (3,669,900)
           Cash dividends                                                                        (160,275)                 (140,410)
           Treasury stock purchased                                                              (813,453)                 (957,988)
                                                                                             ------------              ------------
   Net cash provided by financing activities                                                   10,273,794                   231,491
                                                                                             ------------
   (Decrease) increase  in cash and cash equivalents                                           (3,330,026)                1,486,098
   Cash and cash equivalents at beginning of period                                             6,516,238                 4,334,072
                                                                                             ------------              ------------
   Cash and cash equivalents at end of period                                                $  3,186,212              $  5,820,170
                                                                                             ============              ============


CASH PAID DURING THE PERIOD FOR:

   Interest                                                                                  $  3,208,116              $  3,641,226
   Income taxes                                                                                   370,000                   441,000


NON-CASH INVESTING ACTIVITY:

   Transfer of loans to other real estate                                                    $     37,547              $    533,635
   Unrealized holding gains arising during period                                              (1,375,995)                  219,077


NON-CASH FINANCING ACTIVITY:

   Dividends declared and unpaid                                                             $    160,426              $    136,188



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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 1999 and 1998.

     Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) Earnings per Share
----------------------

     Basic earnings per share is computed on the weighted average shares outstanding. Diluted earnings per share is computed on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the six months ended June 30, 1999 and 1998.

     1999 Net Income                     $573,271
     Basic EPS                            573,271      2,656,349     $.22
--------------------------------------------------------------------------------
      Effect of dilutive securities:
         Stock options                          0         58,218
     Diluted EPS                         $573,271      2,714,567     $.21
================================================================================
1998 Net Income                          $745,478
     Basic EPS                            745,478      2,781,098     $.27
--------------------------------------------------------------------------------
      Effect of dilutive securities:
         Stock options                          0         48,718
     Diluted EPS                         $745,478      2,829,816     $.26
================================================================================

                            Pathfinder Bancorp, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

General

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Oswego City Savings Bank, Pathfinder REIT, Inc, and Whispering Oaks Development Corp. At June 30, 1999, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Oswego City Savings Bank and its subsidiaries. At June 30, 1999, 1,552,500 shares, or 58.1%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,119,195 shares, or 41.9%, was held by the public.

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

Real Estate Investment Trust Formation
--------------------------------------

On March 31, 1999, the Company filed a notice with the New York State Banking Department of its intention to establish a new operating subsidiary of Oswego City Savings Bank (the "Bank"), to be known as Pathfinder REIT, Inc., which will issue securities in the nature of common stock and perpetual, cumulative preferred stock. The Company intends that the subsidiary will be treated as a real estate investment trust ("REIT") pursuant to Section 856 of the Internal Revenue Code of 1986, as amended, and that the REIT primarily will acquire, hold, and invest in certain real estate-related and other assets, which would constitute permissible investments by the Bank. On May 13, 1999, the REIT received from the Bank, certain loans currently owned by the Bank, and the Bank received 100% of the outstanding common stock of the REIT and also shares of a class of perpetual, cumulative preferred stock. The REIT will enable the Bank to segregate certain assets for management purposes, and enable the Company to secure a method of achieving liquidity enhancement and contingency funding in the future. The Company incurred expenses of approximately $70,000 during the second quarter of 1999 associated with the establishment of the REIT.

Whispering Oaks Development Corporation
---------------------------------------

On October 31, 1998, the Company incorporated Whispering Oaks Development Corp. ("WODC") as a wholly owned subsidiary of Oswego City Savings Bank. The assets of WODC were formerly held by the Company as a component of other real estate owned. The Company is in the process of liquidating the development property. The subsidiary was formed to comply with regulatory requirements regarding the development of the property. The net book value of the assets transferred was $638,000. Management does not anticipate any loss associated with the liquidation of the assets held in the subsidiary.

Stock Split
-----------

On January 13, 1998, the Board of Directors of the Company declared a three for two stock split in the form of a dividend on the holding company's outstanding common stock. The stock split was paid on February 5, 1998 to shareholders of record as of January 26, 1998. The stock split was applied retroactively to all per share data reported in the financial statements and presented in this report.

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Left unresolved, the Year 2000 issue could result in a system failure or miscalculations causing disruptions of operations including, but not limited to, a temporary inability to process transactions, calculate interest, or engage in similar normal business activities. In early 1997, the Company formed a Year 2000 committee to address the issues surrounding the problem. The committee has adopted a policy statement and plan of action to identify, correct, test, and implement solutions to ensure that the Company's systems are ready to process in the Year 2000 and beyond. The policy statement comprises three phases: the assessment phase, the renovation phase, and the validation phase. During 1997, the Company completed its assessment phase and identified five systems critical to its continued operations. These systems include the loan, deposit, investment, general ledger, and electronic funds transfer systems. The committee has determined that the required changes are minimal, and that such changes will resolve the Company's Year 2000 computer systems issues. The committee has segregated the issues between those that affect information technology ("IT") and those that do not ("non-IT"). At June 30, 1999, the implementation of modifications for Year 2000 readiness of mission critical systems is complete. Initial testing for non-IT systems is 100% complete at June 30, 1999. Testing of solutions for IT commenced in September 1998 with a goal to be fully tested by June 30, 1999. At June 30, 1999, initial IT testing was approximately 100% complete. Additional testing will be performed throughout the remainder of 1999 as a precautionary measure,

The Company has utilized both internal and external resources to program, replace, and test the software for Year 2000 modifications. The Company is also communicating with its third party data processing vendors, as well as its significant suppliers and commercial customers, to determine the Company's exposure should any of these parties fail to resolve their own significant Year 2000 issues. The committee is evaluating the risk from these third parties and, where appropriate, will establish action plans to reduce or eliminate the risk. In some cases, the Company will rely on third party information which may be inaccurate and unverifiable. Should third party entities, including Federal and State governments and agencies fail to resolve their own Year 2000 issues, an adverse effect on the Company could result.

The costs of the remedial actions and the date on which the Company plans to complete the Year 2000 modifications, are based on management's best estimates and assumptions including the continued availability of third party services, their modification plans, and other factors. Costs related to the Year 2000 issue will be expensed as they are incurred, except for the cost, if any for new hardware or software that is purchased which will be capitalized and expensed in conformity with generally accepted accounting principles. The Company's efforts to prepare its data processing systems for the impact of the year 2000 were approximately $70,000 in non-capitalized costs to date with the majority of expenditures for software and hardware upgrades being capitalized upon implementation in February 1999. The total amount capitalized was $575,000 and is being depreciated over an average of approximately four and one-third years. The depreciation will result in additional annual expenses of approximately $133,000 over this period. Exclusive of these expenses, management does not anticipate costs exceeding $50,000 in additional expenses associated with Year 2000 readiness issues.

As of August 10, 1999, the Company believes that the progress it has made to date, including the expected completion of mission critical testing in 1999, will result in the Company's being well prepared to meet the Year 2000. There can be no assurance that the Company's third party data service providers will be able to satisfactorily address the Year 2000 issue, or that the costs associated with Year 2000 readiness and compliance issues will not exceed management's estimate. The Company has established contingency plans for all mission critical systems and will evaluate the implementation of such plans throughout 1999.

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

The following discussion reviews the financial condition at June 30, 1999 and the results of operations of the Company for the three months and six months ended June 30, 1999.

Financial Condition

Assets
------

Total assets increased approximately $10.2 million, or 5.0%, to $213.6 million at June 30, 1999 from $203.4 million at December 31, 1998. The increase in total assets was primarily the result of the execution of a wholesale growth strategy in which the Company uses borrowed funds to fund the purchase of investment securities and the origination of loans. Mortgage loans held-for-sale increased by a net $1.2 million, or 41.6%, to $4.0 million at June 30, 1999 from $2.8 million at December 31, 1998. The increase in mortgage loans held-for-sale results from orginations of $3.2 million, less sales of $2.0 million. The origination and sale of secondary market qualifying mortgages reflects management's continued emphasis on pursuing a diversification of revenue lines. The retention of mortgage servicings and the recognition of income derived from the servicing rights, combined with the sale of the loans produces fee income and mitigates the Company's credit and interest rate risks. Total loans increased by $1.6 million, or 1.2%, to $128.1 million at June 30, 1999 from $126.5 million at December 31, 1998. Investment securities increased by $11.0 million, or 20.5%, to $64.4 million at June 30, 1999 from $53.4 million at December 31, 1998.

Non-earning assets decreased by $93,000, or .6%, at June 30, 1999 when compared to December 31, 1998. The decrease in non-earning assets is principally due to the amortization of the Company's intangible asset.

Liabilities
-----------

Total liabilities increased by $11.3 million, to $192.4 million at June 30, 1999 from $181.1 million at December 31, 1998. The increase is primarily attributable to a $14.8 million, or 79.4%, increase in borrowed funds, partially offset by a $3.6 million, or 2.2%, net outflow of deposits. The decrease in deposits reflects both the lack of significant growth in the Company's market area and the availability of alternative investment products, particularly mutual funds. The increased borrowings are comprised of advances from the Federal Home Loan Bank of New York, and repurchase agreements used to supplement the Company's deposit flows and fund the wholesale growth strategy.

Liquidity and Capital Resources
-------------------------------

Shareholders' equity decreased $1.1 million, or 5.0%, to $21.2 million at June 30, 1999 from $22.3 million at December 31, 1998. The decrease in shareholder's equity is primarily the result of an $826,000 reduction in accumulated and other comprehensive income, an increase in treasury stock of $813,000 for the acquisition of 73,775 shares as part of the Company's share repurchase program (see "Recent Events"), and dividends declared of $321,000. The decrease in accumulated and other comprehensive income results from a decrease in the unrealized appreciation of the Company's available-for-sale investment securities portfolio caused by rising interest rates during the second quarter of 1999. Partially offsetting the decreases in shareholder's equity were increases resulting from net income totaling $573,000, and ESOP and other stock-based compensation earned of $274,000.

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

At June 30, 1999, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $27.1 million, representing a cumulative one-year gap ratio of a negative 12.70%. Simulation and net present value analysis demonstrate percentage changes to net interest income and net portfolio value of a negative 10.0% and a negative 28.0%, respectively, in an upward 200 basis point parallel shift in the yield curve.

Results of Operations
---------------------

The Company had net income of approximately $286,000, and $351,000 for the three months ended June 30, 1999, and 1998, respectively. Net income for the six months ended June 30, 1999 and 1998 amounted to $573,000 and $745,000, respectively. The decrease in net income of $65,000, or 18.6%, for the three months ended June 30, 1999, resulted primarily from an increase in operating expenses of $271,000, or 17.6%, partially offset by an increase in net interest income of $124,000, or 6.8%, an increase in non-interest income of $42,000, or 14.5%, a reduction the provision for loan losses of $2,000, and a reduction in income tax provision of $38,000.

As a result of the decrease in net income between the comparative periods, annualized return on average assets and return on average shareholders' equity were .56% and 5.25%, respectively, for the three months ended June 30, 1999 compared to .71% and 6.06% for the second quarter of 1998. Earnings per share - basic was $.11 for the second quarter of 1999 compared to $.13 for the same period in 1998.

Interest Income
---------------

Interest income, on a tax-equivalent basis, totaled $3.6 million for the quarters ended June 30, 1999 and 1998. Interest income remained relatively unchanged despite a decrease in the tax-equivalent yield on average interest-earning assets to 7.79% for the three months ended June 30, 1999 from 8.04% in the prior year period. The decrease in yield was offset by volume increases as average interest-earning assets increased $6.8 million, or 3.9%, to $186.1 million. The yield reduction is principally the result of mortgage loan originations, primarily in the held-for-sale portfolio, at rates over 90 basis points below the weighted average coupon of the existing loan portfolio which lowered the total portfolio yield. The decline in yield on mortgages was caused by a general decline in short-term market interest rates and the increased competition in residential real estate lending.

Interest income, on a tax equivalent basis, totaled $7.1 million for the six months ended June 30, 1999, as compared to $7.2 million for the same period in 1998, a decrease of $50,000, or .7%. The decrease resulted primarily from a reduction in the tax-equivalent yield on interest-earning assets to 7.74% from 8.03%, partially offset by an increase in the average balance on interest-earning assets of $5.3 million.

Interest income on loans receivable totaled $2.7 million and $2.8 million for the three months ended June 30, 1999 and 1998, respectively, a decrease of $62,000, or 2.2%. The decrease in interest income on loans receivable occurred principally from a reduction in the average yield to 8.30% from 8.58%, partially offset by an increase in the average balance of loans receivable of $1.2 million, or 1.0% to $130.0 million at June 30, 1999, from $128.8 million at June 30, 1998. For the six months ended June 30, 1999 and 1998, interest income on loans receivable decreased $73,000, or 1.3%. Average loans receivable increased $2.9 million while the yield on average loans receivable decreased to 8.28% from 8.59%. The increase in the average balance in loans receivable was primarily due to the origination of 30 year term one-to-four family fixed rate mortgage loans held-for-sale to the secondary market and 15 year fixed rate mortgages and one-to-four family adjustable rate mortgage loans retained in the Company's portfolio. The mortgage loans held-for-sale into the secondary market is part of a strategy to increase and retain the Company's customer base by offering competitively priced mortgages to qualifying home buyers and retaining the servicing on these loans as a source of fee income. The Company originated $3.2 million in mortgage loans held-for-sale during the second quarter of 1999 and sold $2.0 into the secondary market. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. To a lesser degree, the Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on mortgage loans held-for-sale, the initial rates charged on 5/1 ARMS, and the downward repricing of the one year adjustable rate mortgage portfolio caused by the relatively lower short-term interest rate environment.

Interest income on the mortgage-backed securities portfolio decreased by $19,000, or 5.6%, to $322,000 for the three months ended June 30, 1999, from $341,000 for the three months ended June 30, 1998. The decrease in interest income on mortgage-backed securities resulted generally from a decrease in the average balance on mortgage-backed securities of $1.6 million, partially offset by an increase in the average yield on mortgage-backed securities to 6.75% from 6.58%. For the six months ended June 30, 1999 and 1998, interest income on mortgage-backed securities was $648,000 and $712,000, respectively, a decrease of $64,000, or 9.0%. The decrease in the average balance of mortgage-backed securities resulted from the scheduled amortization and prepayments of principal on the underlying mortgage loans. Prepayments accelerated during the second quarter of 1999 as the relatively low interest rate environment, in the beginning of the quarter continued to foster significant refinancing activity. The cash flow from the mortgage-backed securities portfolio was generally utilized to fund the origination of loans by the Company, rather than the purchase of additional mortgage-backed securities.

Interest income on investment securities, on a tax equivalent basis, increased $133,000, or 29.7%, for the three months ended June 30, 1999 to $581,000 from $448,000 for the same period in 1998. The increase resulted primarily from an increase in the average balance of investment securities of $7.3 million for the quarter ended June 30, 1999 as compared to the same period during 1998, as well as an increase in the tax equivalent average yield on investment securities to 6.63% from 6.45%. The increase in the average balance of investment securities is the result of a wholesale strategy of utilizing borrowings to fund growth in the Company's investment portfolio and leverage the Company's equity. The investment securities purchased during the second quarter generally provide higher yields than the previously existing portfolio as interest rates rose during the latter half of the second quarter when such activity was more predominant.

For the six months ended June 30, 1999, tax equivalent interest income on investment securities increased $67,000, or 6.7%, to $1.1 million compared to $1.0 million for the same period in 1998. The increase resulted primarily from an increase in the average balance of investment securities of $3.9 million, partially offset by a decrease in the tax equivalent yield on investment securities to 6.41% from 6.81%.

Interest income on interest-earning deposits decreased $5,000, or 20.0%, to $21,000 from $25,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease was primarily the result of a decrease of $74,000 in the average balance of interest-earning deposits, as well as a reduction in the average yield on interest-earning deposits to 4.50% from 5.15%. For the six months ended June 30, 1999, interest income on interest-earning deposits increased $19,000, or 50.6%. The increase is principally due to an increase of $880,000 in the average balance on interest-earning deposits, partially offset by a reduction in yield to 4.79% for the six months ended June 30, 1999, from 5.07% for the same period in 1998.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 1999 decreased by approximately $108,000, or 6.1%, to $1.7 million when compared to the same quarter for 1998. The decrease in interest expense for the period was the result of a decrease in the average cost of deposits to 3.90% for the three months ended June 30, 1999 from 4.32% for the three months ended June 30, 1998, partially offset by a $6.9 million increase in the average balance on interest-bearing liabilities to $170.4 million from $163.5 million for the periods ended June 30, 1999 and 1998, respectively. The decrease in the average cost of interest-beating liabilities resulted from the general reduction in interest rates throughout the economy which led to reductions in product pricing and the cost of borrowings. The increase in the average balance on interest-bearing liabilities was principally the result of an $8.5 million increase in the average balance of borrowed funds, partially offset by $1.6 million decrease in deposits. As noted earlier, the increase in borrowings is result of the execution of a wholesale growth strategy.

For the six months ended June 30, 1999, interest expense decreased $236,000, or 6.6%, when compared to the first six months of 1998. The decrease in interest expense for the period was the result of a decrease in the average cost of deposits to 3.92% for the six months ended June 30, 1999 from 4.36% for the six months ended June 30, 1998, partially offset by a $6.1 million increase in the average balance on interest-bearing liabilities to $169.1 million from $163.1 million for the when compared to the six months ended June 30, 1999 and 1998, respectively.

Net Interest Income
-------------------

Net interest income totaled $1.9 million for the three months ended June 30, 1999 and $1.8 million for the same period in 1998, an increase of $124,000, or 6.8%. The increase in net interest income for the quarter ended June 30, 1999 occurred as the result of the cost of interest-bearing liabilities repricing downward more sharply than the yield on interest-earning assets. This led to a widening of the Company's net interest rate spread. In the prior three quarters the declining interest rate environment resulted in a compression of net interest rate spread. However, during the fourth quarter of 1998, short term interest rate reductions by the Federal Reserve Bank combined with an 85 basis point reduction in the base rate on the Company's passbook savings account, have resulted in a widening of the net interest rate spread. Net interest rate spread for the quarter ended June 30, 1999 rose to 3.89% from 3.65% for the quarter ended June 30, 1998.

For the six months ended June 30, 1999, net interest income rose $188,000, or 6.2%, compared to the first half of 1998. This increase is reflected in the increase in the Company's net interest rate spread for the six months ended June 30, 1999 to 3.82% from 3.67% for the same period in 1998.

Provision for Loan Losses
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended June 30, 1999 of $63,000, as compared to a provision of $65,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, the provision for loan losses was $160,000 and $141,000, respectively. The increase in provision for loan losses reflects higher net charge-offs for the period, as well as the increased risk associated with expanded commercial lending activity. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at June 30, 1999 were .80% and 61.28%, respectively.

Non-interest Income
-------------------

Non-interest income consists of servicing income, fee income and gain (loss) on sales of loans and investment securities and other operating income. Non-interest income increased approximately $42,000, or 14.5%, to $327,000 for the three months ended June 30, 1999 as compared to $286,000 for the prior year quarter. The increase is primarily attributable to an increase of $35,000, or 30.4%, in other charges, commissions, and fees and a $5,000 increase in mortgage servicing fees. The increase in other charges, commissions, and fees is primarily attributable to increased ATM activity generated through an expanded network of offsite facilities and the introduction of terminal surcharges in the third quarter of 1998. For the six months ended June 30, 1999, noninterest income decreased $93,000, or 13.1%, compared to the 1998 period. The decrease in noninterest income for this period is the result of a reduction of $197,000 in net securities gains, partially offset by higher income on fees, service charges, and commissions of $95,000. The increases in noninterest income, other than net securities gains and losses, is the result of an on-going effort by the Company to diversify its revenue sources and lessen its dependence on net interest income. As a component of this objective, the Company is in the process of expanding its facilities and resources to provide trust services and enhance its investment management services.

Noninterest Expense
-------------------

Noninterest expense increased $271,000, or 17.6%, to $1.8 million for the three months ended June 30, 1999, as compared to the same period in 1998. This increase was primarily attributable to a $99,000, or 88.7%, increase in data processing costs, a $51,000, or 25.6%, increase in professional services, a $19,000, or 11.8%, increase in building occupancy, and a $70,000, or 9.5% increase in salaries and employee benefits, and an increase in other expenses of $32,000, or 13.4%. For the six months ended June 30, 1999, noninterest expense increased $334,000, or 10.8%, to $3.4 million as compared to $3.1 million for the same period in 1998. This increase was primarily attributable to a $146,000, or 64.8%, increase in data processing costs, a $91,000, or 28.6%, increase in professional services, a $36,000, or 11.1%, increase in building occupancy, and an $85,000, or 5.6% increase in salaries and employee benefits. These increased expenses were partially offset by a reduction in other expenses of $19,000, or 3.7%.

The increase in data processing costs primarily results from increases in depreciation and maintenance on upgraded hardware and software placed into service during the first quarter of 1999. The on-going equipment and software depreciation expenses result from capitalized costs of approximately $575,000 amortized over approximately 4 and one-third years. These upgrades to hardware and software represent the principal efforts of the Company to perform remedial actions for Year 2000 and bring the Company's Year 2000 readiness to over 95 percent complete. Management of the Company believes that, in addition to the Year 2000 readiness issue, the enhanced information systems increase the Company's ability to expand and compete over the near term. The increase in professional service costs is primarily comprised of increased fees for information system consulting, investment and risk management, and attorney fees. The increase in building occupancy expense is principally due to depreciation and maintenance increases from renovations in the Company's main office. The increase in salaries and employee benefits is primarily due to commissions paid to mortgage originators and annual salary increases. The reduction in other expenses primarily reflects lower costs to maintain other real estate owned and lower security costs.

For further information regarding the Company's efforts and costs associated with the Year 2000 issue, see "General - Year 2000".

Income Taxes
------------

Income taxes decreased approximately $38,000, or 28.2%, for the quarter ended June 30, 1999 as compared to the same period in the prior year. This decrease was directly attributable to a $103,000 decrease in the Company's pretax income.

For the six months ended June 30, 1999 and 1998, income tax expense was $217,000 and $304,000, respectively.


Recent Events

Share Repurchase Program
------------------------

On January 22, 1999, the Company announced the adoption of its second share repurchase program to acquire up to 135,000 shares of the Company's common stock, which represents approximately 5% of the common stock outstanding. At July 30, 1999, the Company had purchased 73,775 shares commensurate with the plan at an aggregate cost of $813,000. In November 1998, the Company completed its first share repurchase program, acquiring 132,000 shares of common stock at an aggregate cost of $1.9 million.

The Board of Directors considers the Common Stock to be an attractive investment, particularly in view of the current price at which the Common Stock is trading relative to the Company's earnings per share and book value per share and market and economic factors generally, as well as other factors.

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

Not applicable

Defaults upon Senior Securities
-------------------------------

Not applicable

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None

Other Information
-----------------

On June 15, 1999, the Board of Directors declared a $.06 cash dividend to shareholders of record as of June 30, 1999, payable on July 15, 1999.

Exhibits and Reports
--------------------

Exhibit 27 - Financial Data Schedule

                                   SIGNATUARES





     Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PATHFINDER BANCORP, INC.
                                         ------------------------

                               /s/ Chris C. Gagas
                              --------------------------------------------------
Date: August 12, 1999         Chris C. Gagas
     ----------------         Chairman, President and Chief Executive Officer



                               /s/ Thomas W. Schneider
                              --------------------------------------------------
Date: August 12, 1999         Thomas W. Schneider
     ----------------         Executive Vice President and Chief Financial
                              Officer