Form 10-Q
period 1999-09-30
PATHFINDER BANCORP INC
filed 1999-11-12
CIK 1046188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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


                                   16-1540137
                      -------------------------------------
                     (I.R.S. Employer Identification Number)



                 214 W. 1st Street
                 Oswego, New York                             13126
        --------------------------------------               -------
        (Address of principal executive office)             (Zip Code)



          Bank's telephone number, including area code: (315) 343-0057
                                                        --------------

                                 Not Applicable
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,661,045 shares of the Company's common stock outstanding as of November 11, 1999.

                           PATHFINDER BANCORP, INC.
                                     INDEX




PART 1                     FINANCIAL INFORMATION                                                 PAGE

Item 1.                    Financial Statements (unaudited)

                           .     Consolidated Balance Sheets                                     1

                           .     Consolidated Statements of Income                               2

                           .     Consolidated Statements of Shareholders' Equity                 3

                           .     Consolidated Statements of Cash Flows                           4, 5

                           .     Notes to Consolidated Financial Statements                      6


Item 2.                    Management's Discussion and Analysis of Financial                     7 - 16
                           Condition and Results of Operations


Item 3.                    Quantitative and Qualitative Disclosure about
                           Market Risk                                                           17 - 19


PART II                    OTHER INFORMATION                                                     20



SIGNATURES

Item 1  - Financial Statements

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              September 30, 1999 (unaudited) and December 31, 1998

                                                        September 30,  December 31,
                    ASSETS                                  1999           1998
------------------------------------------------        ------------   ------------
Cash and due from banks                                 $  2,910,835   $  4,716,238
Federal funds sold                                           261,889      1,800,000
                                                        ------------   ------------
         Total cash and cash equivalents                   3,172,724      6,516,238

Investment securities                                     69,749,966     53,443,039
Mortgage loans held-for-sale                               2,116,379      2,841,931
Loans:
    Real Estate                                          118,425,877    115,971,684
    Consumer and other                                    11,220,120     10,536,151
                                                        ------------   ------------
       Total loans                                       129,645,997    126,507,835
   Less: Allowance for loan losses                         1,119,349        939,161
          Unearned discounts and origination fees            136,631        199,156
                                                        ------------   ------------
    Loans receivable, net                                128,390,017    125,369,518

Premises and equipment, net                                4,546,438      4,489,928
Accrued interest receivable                                1,442,401      1,237,069
Other real estate                                            809,412        742,163
Intangible assets, net                                     3,052,304      3,289,121
Other assets                                               6,220,345      5,444,979
                                                        ------------   ------------
   Total assets                                         $219,499,986   $203,373,986

      LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------

Deposits:
   Interest bearing                                     $143,739,540   $150,591,029
   Non-interest bearing                                    9,731,673      9,628,125
                                                        ------------   ------------
    Total deposits                                       153,471,213    160,219,154
Borrowed funds                                            43,264,500     18,691,000
Other liabilities                                          2,343,660      2,177,147
                                                        ------------   ------------
    Total liabilities                                    199,079,373    181,087,301
                                                        ------------   ------------

Shareholders' equity:
   Common stock, par value $.10 per share;
    authorized 9,000,000 shares; 2,884,720 and
    2,874,770 shares issued; and 2,661,045
    and 2,745,470 shares outstanding for 1999 and
    1998, respectively.                                      288,472       287,747
   Additional paid in capital                              6,906,466      6,828,836
   Retained earnings                                      18,111,127     17,820,409
   Unearned stock based compensation                      (1,096,286)    (1,428,746)
   Accumulated other comprehensive income                   (614,086)     1,012,462
   Unearned ESOP shares                                     (300,621)      (346,917)
   Treasury stock, at cost; 223,675 and 132,000
    shares for 1999 and 1998, respectively                (2,874,459)    (1,887,106)
   Total shareholders' equity                             20,420,613     22,286,685
                                                        ------------   ------------
                                                        $219,499,986   $203,373,986
                                                        ============   ============

The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   For the three months and nine months ended
                   September 30, 1999 and September 30, 1998
                                  (unaudited)

                                                        For the three months ended                     For the nine months ended
                                                      -----------------------------                  ------------------------------
                                                 September 30,                September 30,         September 30,    September 30,
                                                    1999                          1998                  1999            1998
                                               ----------------             ----------------       --------------  ---------------
INTEREST INCOME:
 Loans                                          $  2,722,997                 $   2,714,167          $  8,088,478    $  8,152,218
 Interest and dividends on investments:
   U.S. Treasury and agencies                        147,735                        35,123               200,222         171,806
   State and political subdivisions                   92,544                        78,307               263,088         257,306
   Corporate                                         400,101                       219,957             1,141,047         792,835
   Marketable equity securities                       32,511                        26,864                76,430          76,149
   Mortgage-backed                                   400,021                       322,532             1,047,584       1,034,776
   Federal funds sold and
    interest-bearing deposits                          2,148                        74,740                58,425         112,113
                                                -------------                -------------          ------------    ------------
      Total interest income                        3,798,057                     3,471,690            10,875,274      10,597,205

INTEREST EXPENSE:
 Interest on deposits                              1,318,538                     1,576,295             4,035,382       4,647,020
 Interest on borrowed funds                          497,975                       184,435             1,096,784         665,171
                                                ------------                 -------------          ------------    ------------
      Total interest expense                       1,816,513                     1,760,730             5,132,166       5,312,191
                                                ------------                 -------------          ------------    ------------

       Net interest income                         1,981,544                     1,710,960             5,743,108        5,285,014
 Provision for loan losses                           151,151                       110,462               311,612          251,003
                                                ------------                 -------------          ------------    -------------
       Net interest income after
        provision for loan losses                  1,830,393                     1,600,498             5,431,496        5,034,011
                                                ------------                 -------------          ------------    -------------

OTHER INCOME:
 Service charges on deposit accounts                 133,113                       117,350               363,660          384,388
 Mortgage servicing fees                              44,089                        10,148                77,109           34,145
 Net securities (losses) gains                       (53,541)                      (11,295)               19,834          258,750
 Other charges, commission and fees                  109,047                       114,896               389,712          264,392
                                                ------------                 -------------           -----------    -------------
      Total other income                             232,708                       231,099               850,315          941,675
                                                ------------                 -------------           -----------    -------------

OTHER EXPENSES:
 Salaries and employee benefits (a)                  861,315                     790,301       2,473,134        2,316,966
 Building occupancy                                  196,945                     148,757         553,979          470,251
 Data processing expenses                            209,513                     111,385         580,326          336,344
 Professional and other services                     159,804                      87,134         569,157          405,502
 Deposit insurance premiums                            3,732                       7,821          19,410           27,867
 Amortization of intangible asset (b)                 78,939                      78,939         236,817          236,817
 Other expenses                                      283,743                     290,851         789,302          815,562
                                                ------------                  ----------     -----------      -----------
      Total other expenses                         1,793,991                   1,515,188       5,222,125        4,609,309
                                                ------------                  ----------     -----------      -----------
Income before income taxes                           269,110                     316,409       1,059,686        1,366,377
Provision for income taxes (c)                        73,691                      86,334         290,996          390,824
                                                ------------                  ----------     -----------      -----------
Net income                                      $    195,419                  $  230,075     $   768,690      $   975,553
                                                ------------                  ----------     -----------      -----------
 Other comprehensive income, net of
  taxes:
   Unrealized net (losses) gains on
    securities:
      Unrealized holding (losses)
       gains arising during period                (1,339,762)                     59,243      (2,725,598)         225,586
      Reclassification adjustment for
       gains included in net income                    4,844                       2,337          14,685           55,071
                                                ------------                  ----------     -----------      -----------
                                                  (1,334,918)                     61,580      (2,710,913)         280,657
Income tax benefit (provision)                       533,967                     (24,632)      1,084,365         (112,263)
                                                ------------                  ----------     -----------      -----------
 Other comprehensive (loss) income,
  net of tax                                        (800,951)                     36,948      (1,626,548)         168,394
                                                ------------                  ----------     -----------      -----------
 Comprehensive (loss) income                    $   (605,532)                 $  267,023     $  (857,858)     $ 1,143,947
                                                ============                  ==========     ===========      ===========

 Net income per share  - basic                  $        .08                        $.08            $.29            $. 35
                                                ============                  ==========     ===========      ===========
 Net income per share - diluted                 $        .07                        $.08            $.28             $.34
                                                ============                  ==========     ===========      ===========

(a) includes non-cash expenses for stock based compensation plans of $135,000 and $147,000 for the three month period ended September 30, 1999 and 1998, respectively, and $409,000 and $467,000 for the nine month period ended September 30, 1999 and 1998, respectively.
(b)  represents the non-cash amortization of premium paid on deposits acquired
(c) includes the tax benefit of $64,000 and $68,000 associated with the realization of non-cash expenses for the three month period ended September 30, 1999 and 1998, respectively, and $194,000 and $211,000 for the nine month period ended September 30, 1999 and 1998, respectively.


The accompanying notes are an integral part of the consolidated financial statements

                           PATHFINDER BANCORP, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)


                                                                                  Accumulated
                           Common Stock     Additional                Unearned       Other     Unearned
                       -------------------   Paid in     Retained    Stock-Based  Comprehensive   ESOP     Treasury
                        Shares     Amount    Capital     Earnings    Compensation    Income      Shares      Stock        Total
                       --------   --------  ----------  -----------  ------------ -----------  ---------- ------------  -----------
Balance,
 December 31, 1998     2,877,470  $287,747  $6,828,836  $17,820,409  $(1,428,746) $ 1,012,462  $(346,917) $(1,887,106)  $22,286,685


Net Income                                                  768,690                                                         768,690


ESOP shares earned                              30,628                                            46,296                     76,924


Stock options
 exercised                 7,250       725      47,002                                                                       47,727


Treasury stock
 purchased                                                                                                   (987,353)     (987,353)



Stock based
 compensation earned                                                     332,460                                            332,460

Change in unrealized
 net appreciation on
 investment securities                                                             (1,626,548)                           (1,626,548)

Cash dividends declared
 ($.18/share)                                              (477,972)                                                       (477,972)
                       ---------  --------  ----------  -----------  -----------  -----------  ---------  -----------   -----------

Balance,
 September 30, 1999    2,884,720  $288,472  $6,906,466  $18,111,127  $(1,096,286) $  (614,086) $(300,621) $(2,874,459)  $20,420,613
                       =========  ========  ==========  ===========  ===========  ===========  =========  ===========   ===========



The accompanying notes are an integral part of the financial statements

                            PATHFINDER BANCORP, INC.
                             STATEMENTS OF CASH FLOW
                    September 30, 1999 and September 30, 1998
                                   (unaudited)


                                                                                    September 30,            September 30,
                                                                                        1999                     1998
                                                                                    -------------            -------------
OPERATING ACTIVITIES:
   Net Income                                                                          $768,690                $975,553
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan, investment and other real estate losses                     311,612                 251,003
        Deferred compensation                                                           142,560                 152,484
        ESOP and other stock-based compensation earned                                  409,384                 466,279
        Deferred income taxes                                                           (75,351)                     --
        Realized and unrealized loss/(gain) on:
             Sale of real estate acquired through foreclosure                                --                  13,303
             Sale of loans                                                              (77,262)                (53,041)
             Available-for-sale investment securities                                    57,428                (205,709)
        Depreciation                                                                    311,520                 167,545
        Amortization of intangibles                                                     236,817                 236,817
        Net amortization of premiums and discounts on
           investment securities                                                         36,270                 (29,272)
        (Increase) decrease in interest receivable                                     (205,332)                152,851
        Decrease (Increase)  in other assets                                            110,915                (520,195)
        Decrease in other liabilities                                                   169,515                (277,016)
                                                                                    -----------             -----------
   Net cash provided by operating activities                                          2,196,766               1,330,602
                                                                                    -----------             -----------

INVESTING ACTIVITIES:
        Purchase of investment securities available for sale                        (25,252,470)             (3,405,778)
        Proceeds from maturities and principle reductions of
            investment securities held to maturity                                           --               3,770,000
        Proceeds from maturities and principle reductions of
           investment securities available for sale                                   8,168,758              12,056,283
        Proceeds from sale of:
             Real estate acquired through foreclosure                                    50,912                 333,761
             Loans                                                                    4,082,918               6,773,681
             Available-for-sale securities                                                                      420,129
        Net increase in loans                                                        (8,754,625)            (13,054,549)
        Purchase of premises and equipment                                             (368,030)               (810,114)
        Decrease (increase) in surrender value of life insurance                        127,476                (110,779)
        Other investing activities                                                      (25,569)               (232,997)
                                                                                    -----------             -----------
   Net cash (used in) provided by investing activities                              (21,970,630)              5,739,637
                                                                                    -----------             -----------


                             STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                    September 30,           September 30,
                                                                                        1999                    1998
                                                                                    -----------             ------------

FINANCING ACTIVITIES:
        Net(decrease) increase in demand deposits, NOW accounts savings
           accounts, money market deposit accounts and escrow deposits               (5,227,471)             $2,081,495
        Net (decrease) increase in time deposits                                     (1,520,470)              1,938,030
        Proceeds from (repayments of) borrowings, net                                24,573,500              (8,083,850)
        Proceeds from stock option exercised                                             47,727                      --
        Cash dividends                                                                 (455,583)               (276,593)
        Treasury stock acquired                                                        (987,353)             (2,395,244)
                                                                                    -----------              ----------
   Net cash provided by (used in) financing activities                               16,430,350              (6,736,162)
                                                                                    -----------              ----------
   Decrease  in cash and cash equivalents                                            (3,343,514)                334,077
   Cash and cash equivalents at beginning of period                                   6,516,238               4,334,072
                                                                                    -----------              ----------
   Cash and cash equivalents at end of period                                       $ 3,172,724              $4,668,149
                                                                                    ===========              ==========

CASH PAID DURING THE PERIOD FOR:

   Interest                                                                         $ 4,976,031              $5,407,043
   Income taxes                                                                         475,000                 451,000


NON-CASH INVESTING ACTIVITY:

   Transfer of loans to other real estate                                           $    92,592              $  533,135
   Change in unrealized depreciation in securities available for sale                 2,710,913                 280,657
    Loans securitized and held as investments                                         2,049,818                      --

NON-CASH FINANCING ACTIVITY:

   Dividends declared and unpaid                                                    $   159,663              $  133,749




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

    All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 1999 and 1998.

    Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) Earnings per Share
    ------------------

    Basic earnings per share is computed on the weighted average shares outstanding. Diluted earnings per share is computed on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options during the year. The following is a reconciliation of basic to diluted earnings per share for the nine months ended September 30, 1999 and 1998.

1999 Net Income                       $768,690
   Basic EPS                           768,690      2,643,531       $   .29
-------------------------------------------------------------------------------
    Effect of dilutive securities:
       Stock options                                        0        61,111
   Diluted EPS                        $768,690      2,704,642       $   .28
===============================================================================
1998 Net Income                       $975,553
   Basic EPS                           975,553      2,771,996       $   .35
-------------------------------------------------------------------------------
    Effect of dilutive securities:
       Stock options                                        0        64,787
   Diluted EPS                        $975,553      2,836,783       $   .34
===============================================================================

Item 2  -    Management's Discussion and Analysis of Financial Condition and
             Results of Operation

General

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Oswego City Savings Bank, Pathfinder REIT, Inc, and Whispering Oaks Development Corp. At September 30, 1999, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Oswego City Savings Bank and its subsidiaries. At September 30, 1999, 1,552,500 shares, or 58.3%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,108,545 shares, or 41.7%, was held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, as well as by the amount of non interest income, including income from fees and service charges, net gains and losses on sales of securities and loans, and non interest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

Real Estate Investment Trust Formation
--------------------------------------

On May 13, 1999, Oswego City Savings Bank (the "Bank") funded Pathfinder REIT, Inc., an operating subsidiary of Oswego City Savings Bank, with approximately $30 million in real estate backed loans. The Company intends that the subsidiary will be treated as a real estate investment trust ("REIT") pursuant to Section 856 of the Internal Revenue Code of 1986, as amended, and that the REIT primarily will acquire, hold, and invest in certain real estate-related and other assets, which would constitute permissible investments by the Bank. The REIT will enable the Bank to segregate certain assets for management purposes, and enable the Company to secure a method of achieving liquidity enhancement and contingency funding in the future. The Company incurred expenses of approximately $75,000 during the second and third quarters of 1999 associated with the establishment of the REIT.

Whispering Oaks Development Corporation
---------------------------------------

On October 31, 1998, the Company incorporated Whispering Oaks Development Corp. ("WODC") as a wholly owned subsidiary of Oswego City Savings Bank. The assets of WODC were formerly held by the Company as a component of other real estate owned. The Company is in the process of liquidating the development property. The subsidiary was formed to comply with regulatory requirements regarding the development of the property. The net book value of the assets transferred is $631,000. Management does not anticipate any loss associated with the liquidation of the assets held in the subsidiary.

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Left unresolved, the Year 2000 issue could result in a system failure or miscalculations causing disruptions of operations including, but not limited to, a temporary inability to process transactions, calculate interest, or engage in similar normal business activities. In early 1997, the Company formed a Year 2000 committee to address the issues surrounding the problem. The committee has adopted a policy statement and plan of action to identify, correct, test, and implement solutions to ensure that the Company's systems are ready to process in the Year 2000 and beyond. The policy statement comprises three phases: the assessment phase, the renovation phase, and the validation phase. During 1997, the Company completed its assessment phase and identified five systems critical to its continued operations. These systems include the loan, deposit, investment, general ledger, and electronic funds transfer systems.. The committee has determined that the required changes are minimal, and that such changes will resolve the Company's Year 2000 computer systems issues. The committee has segregated the issues between those that affect information technology ("IT") and those that do not ("non-IT"). At September 30, 1999, the implementation of modifications for Year 2000 readiness of mission critical systems is complete. Testing for IT and non-IT systems is 100% complete at September 30, 1999. Additional testing will be performed throughout the remainder of 1999 as a precautionary measure, and the Company is presently testing business resumption contingency plans.

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

The costs of the remedial actions and the date on which the Company plans to complete the Year

2000 modifications, are based on management's best estimates and assumptions including the continued availability of third party services, their modification plans, and other factors. Costs related to the Year 2000 issue will be expensed as they are incurred, except for the cost, if any for new hardware or software that is purchased which will be capitalized and expensed in conformity with generally accepted accounting principles. The Company's efforts to prepare its data processing systems for the impact of the Year 2000 were approximately $130,000 in non-capitalized costs to date with the majority of expenditures for software and hardware upgrades being capitalized upon implementation in February 1999, and maintenance costs of operating parallel systems. The total amount capitalized was $575,000 and is being depreciated over an average of approximately four and one-third years. The depreciation will result in additional annual expenses of approximately $133,000 over this period. Exclusive of these expenses, management does not anticipate costs exceeding $50,000 in additional expenses associated with Year 2000 readiness issues.

As of November 9, 1999, the Company believes that the progress it has made to date, including the expected completion of contingency testing in the fourth quarter of 1999, will result in the Company's being well prepared to meet the Year 2000. There can be no assurance that the Company's third party data service providers will be able to satisfactorily address the Year 2000 issue, or that the costs associated with Year 2000 readiness and compliance issues will not exceed management's estimate. The Company has established contingency plans for all mission critical systems and will evaluate the implementation of such plans throughout 1999.

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

The following discussion reviews the financial condition at September 30, 1999 and the results of operations of the Company for the three months and nine months ended September 30, 1999.

Financial Condition

Assets
------

Total assets increased approximately $16.1 million, or 7.9%, to $219.5 million at September 30, 1999 from $203.4 million at December 31, 1998. The increase in total assets was primarily the result of the execution of a wholesale growth strategy in which the Company uses borrowed funds to fund the purchase of investment securities and the origination of loans, as well as offsetting reductions in core deposits. Investment securities increased by $16.3 million, or 30.5%, to $69.7 million at September 30, 1999 from $53.4 million at December 31, 1998. Mortgage loans held-for-sale decreased by a net $726,000, or 25.5%, to $2.1 million at September 30, 1999 from $2.8 million at December 31, 1998. The decrease in mortgage loans held-for-sale results from orginations of $5.3 million, less sales and securitization of $6.1 million. The origination and sale of secondary market qualifying mortgages reflects management's continued emphasis on pursuing a diversification of revenue lines. The retention of mortgage servicing rights and the recognition of income derived from the servicing rights, combined with the sale of the loans produces fee income and mitigates the Company's credit and interest rate risks. Total loans increased by $3.1 million, or 2.5%, to $129.6 million at September 30, 1999 from $126.5 million at December 31, 1998.

Non-earning assets increased by $868,000, or 5.7%, at September 30, 1999 when compared to December 31, 1998. The increase in non-earning assets is principally due to the generation of deferred tax assets from the mark-to-market of the available-for-sale investment portfolio, and an increase in accrued interest receivable on investment securities.

Liabilities
-----------

Total liabilities increased by $17.9 million, to $199.0 million at September 30, 1999 from $181.1 million at December 31, 1998. The increase is primarily attributable to a $24.6 million, or 131.5%, increase in borrowed funds, partially offset by a $6.7 million, or 4.2%, net outflow of deposits. The decrease in deposits reflects both the lack of significant growth in the Company's market area and the availability of alternative investment products, particularly mutual funds. The increased borrowings are comprised of advances from the Federal Home Loan Bank of New York and repurchase agreements used to supplement the Company's deposit flows and fund the wholesale growth strategy.

Liquidity and Capital Resources
-------------------------------

Shareholders' equity decreased $1.8 million, or 8.1%, to $20.5 million at September 30, 1999 from $22.3 million at December 31, 1998. The decrease in shareholder's equity is primarily the result of an $1.6 million reduction in accumulated and other comprehensive income, an increase in treasury stock of $987,000 for the acquisition of 91,675 shares as part of the Company's share repurchase program (see "Recent Events"), and dividends declared of $478,000. The decrease in accumulated and other comprehensive income results from a decrease in the unrealized appreciation of the

Company's available-for-sale investment securities portfolio caused by rising interest rates during the second and third quarters of 1999. Partially offsetting the decreases in shareholder's equity were increases resulting from net income totaling $769,000, and ESOP and other stock-based compensation earned of $409,000.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations, and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and loan commitments. The Company also adjusts liquidity as appropriate to meet its asset and liability management objectives.


Results of Operations

The Company had net income of approximately $195,000, and $230,000 for the three months ended September 30, 1999, and 1998, respectively. Net income for the nine months ended September 30, 1999 and 1998 amounted to $769,000 and $976,000, respectively. The decrease in net income of $35,000, or 15.1%, for the three months ended September 30, 1999, resulted primarily from an increase in operating expenses of $279,000, or 18.4%, and an increase in provision for loan losses of $41,000, or 36.8%, partially offset by an increase in net interest income of $271,000, or 15.8%, and a reduction in income tax provision of $13,000.

As a result of the decrease in net income between the comparative periods, annualized return on average assets and return on average shareholders' equity were .36% and 3.75%, respectively, for the three months ended September 30, 1999 compared to .48% and 3.95% for the third quarter of 1998. Earnings per share - basic was $.08 for the third quarter of 1999 compared to $.08 for the same period in 1998.

Interest Income
---------------

Interest income, on a tax-equivalent basis, totaled $3.8 million for the three months ended September 30, 1999 compared to $3.5 million for the third quarter of 1998, an increase of $331,000, or 9.4%. The increase in interest income resulted primarily from a $23.8 million increase in the average balance of interest-earning assets, partially offset by a reduction in the tax-equivalent average yield on interest-earning assets to 7.66% from 7.94%. The increase in average interest-earning assets occurred as a result of growth in both the loan and investment securities portfolios. Average total loans increased $5.3 million, or 4.2%, and average investment securities increased $23.4 million, or

55.4%. The yield reduction is principally the result of mortgage loan originations, primarily in the held-for-sale portfolio and adjustable rate mortgages, at rates over 90 basis points below the weighted average coupon of the existing loan portfolio which lowered the total portfolio yield to 8.26% from 8.57%. The decline in yield on mortgages was caused by a general decline in short-term market interest rates, the acceleration of loan prepayments, and the increased competition in residential real estate lending.

Interest income, on a tax equivalent basis, totaled $11.0 million for the nine months ended September 30, 1999, as compared to $10.7 million for the same period in 1998, an increase of $292,000, or 2.7%. The increase resulted primarily from an increase in the average balance on interest-earning assets of $13.1 million, partially offset by a reduction in the tax-equivalent yield on interest-earning assets to 7.66% from 8.00%.

Interest income on loans receivable totaled $2.7 million for the three months ended September 30, 1999 and 1998, respectively. The stability of interest income on loans receivable occurred as a result of a reduction in the average yield on loans receivable to 8.26% from 8.57%, offset by an increase in the average balance of loans receivable of $5.3 million, or 4.2%, to $131.9 million at September 30, 1999, from $126.6 million at September 30, 1998. For the nine months ended September 30, 1999 and 1998, interest income on loans receivable decreased $64,000, or .8%. Average loans receivable increased $4.1 million while the yield on average loans receivable decreased to 8.26% from 8.59%. The increase in the average balance of loans receivable was primarily due to the origination of 15 year fixed rate mortgages and one-to-four family adjustable rate mortgage loans retained in the Company's portfolio. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates that are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. To a lesser degree, the Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on 15 year fixed rate mortgages, the initial rates charged on 5/1 ARMS, and the downward repricing of the one year adjustable rate mortgage portfolio caused by the relatively lower short-term interest rate environment.

Interest income on the mortgage-backed securities portfolio increased by $77,000, or 23.8%, to $400,000 for the three months ended September 30, 1999, from $323,000 for the three months ended September 30, 1998. The increase in interest income on mortgage-backed securities resulted generally from an increase in the average balance on mortgage-backed securities of $4.7 million, partially offset by a reduction in the average yield on mortgage-backed securities to 6.68% from 6.70%. For the nine months ended September 30, 1999 and 1998, interest income on mortgage-backed securities was $1.0 million. The increase in the average balance of mortgage-backed securities for the third quarter of 1999 resulted from the investment of borrowed funds and the cash flow generated by the scheduled amortization and prepayments of principal on the underlying mortgage loans.

Interest income on investment securities, on a tax equivalent basis , increased $318,000, or 80.9%, for the three months ended September 30, 1999, to $711,000 from $393,000 for the same period in 1998. The increase resulted primarily from an increase in the average balance of investment securities of $19.7 million for the quarter ended September 30, 1999 as compared to the third quarter of 1998, as well as an increase in the tax equivalent average yield on investment securities to 6.40% from 6.36%. The increase in the average balance of investment securities is the result of a wholesale strategy of utilizing borrowings to fund growth in the Company's investment portfolio and leverage the Company's equity. The investment securities purchased during the second and third quarters provided higher yields than the previously existing portfolio as interest rates rose during the latter half of the second quarter and third quarter when such activity was more predominant.

For the nine months ended September 30, 1999, tax equivalent interest income on investment securities increased $397,000, or 28.5%, to $1.8 million compared to $1.4 million for the same period in 1998. The increase resulted primarily from an increase in the average balance on investment securities of $10.3 million, partially offset by a decrease in the tax equivalent yield on investment securities to 6.00% from 6.65%.

Interest income on interest-earning deposits decreased $73,000, or 97.3%, to $2,000 from $75,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease was primarily the result of a decrease of $5.8 million in the average balance of interest-earning deposits, as well as a reduction in the average yield on interest-earning deposits to 4.85% from 5.04%. For the nine months ended September 30, 1999, interest income on interest-earning deposits decreased $54,000, or 47.9%. The decrease is principally due to a reduction of $1.4 million in the average balance on interest-earning deposits, as well as a decrease in the yield to 5.02% for the nine months ended September 30, 1999, from 5.07% for the same period in 1998. The decrease in interest-earning deposits generally reflects a shift to liability based liquidity sources from asset based sources, as well as the decrease in the Company's core deposits.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 1999 increased by approximately $56,000, or 3.2%, to $1.8 million when compared to the same quarter for 1998. The increase in interest expense for the period was the result of a $20.4 million increase in the average balance on interest-bearing liabilities to $181.3 million from $160.9 million for the periods ended September 30, 1999 and 1998, respectively, partially offset by a reduction in the average cost of deposits to 4.01% for the three months ended September 30, 1999 from 4.38% for the three months ended September 30, 1998. The decrease in the average cost of interest-bearing liabilities resulted from the general reduction in interest rates throughout the economy which led to reductions in product pricing and the cost of borrowings. The increase in the average balance on interest-bearing liabilities was principally the result of an $23.8 million increase in the average balance of borrowed funds, partially offset by a $3.3 million decrease in deposits. The decrease in the average balance on the Company's core deposits is reflective of increased competition from non-deposit investment products and a lack of growth in the Company's market area. These conditions are anticipated to continue in the near term. The increase in borrowings is the result of the execution of a wholesale leveraged growth strategy, whereby funds obtained from term advances and repurchase agreements are invested in investment and mortgage-backed securities. The leveraged growth strategy generally entails accepting additional interest rate risk by mismatching the terms or re-pricing period of the borrowings with the terms or re-pricing periods of the investment. For further information regarding the Company's interest rate risk and measurement system, see "Item 3 - Quantitative and Qualitative Disclosure about Market Risk".

For the nine months ended September 30, 1999, interest expense decreased $180,000, or 3.3%, when compared to the first nine months of 1998. The decrease in interest expense for the period was the result of a decrease in the average cost of deposits to 3.95% for the nine months ended September 30, 1999 from 4.36% for the nine months ended September 30, 1998, partially offset by a $10.8 million increase in the average balance on interest-bearing liabilities to $173.1 million from $162.3 million when compared to the nine months ended September 30, 1999 and 1998, respectively.

Net Interest Income
-------------------

Net interest income totaled $2.0 million for the three months ended September 30, 1999 and $1.7 million for the same period in 1998, an increase of $271,000, or 15.8%. The increase in net interest income for the quarter ended September 30, 1999 occurred as the result of the cost of interest-bearing liabilities repricing downward more sharply than the yield on interest-earning assets. This led to a widening of the Company's net interest rate spread. The Company's net interest rate spread for the quarter ended September 30, 1999 rose to 3.65% from 3.56% for the quarter ended September 30, 1998.

For the nine months ended September 30, 1999, net interest income rose $458,000, or 8.6%, compared to the first three quarters of 1998. This increase is reflected in the increase in the Company's net interest rate spread for the nine months ended September 30, 1999 to 3.70% from 3.64% for the same period in 1998.

Provision for Loan Losses
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended September 30, 1999 of $151,000, as compared to a provision of $110,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, the provision for loan losses was $312,000 and $251,000, respectively. The increase in provision for loan losses reflects higher net charge-offs for the period, as well as the increased risk associated with expanded commercial lending activity. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at September 30, 1999 were .85% and 54.33%, respectively.

Non-interest Income
-------------------

Non-interest income consists of servicing income, fee income and gain (loss) on sales of loans and investment securities and other operating income. Non-interest income increased approximately $2,000, or .7%, to $233,000 for the three months ended September 30, 1999 as compared to $231,000 for the prior year quarter. The increase is primarily attributable to an increase of $34,000, or 334.5%, in mortgage servicing fees, and $16,000, or 13.4% in service charges on deposit accounts. These increases were partially offset by reductions in net securities gains and losses of $42,000 and in other charges, commissions, and fees of $6,000. The increase in mortgage servicing fees reflects the servicing rights generated from the Company's mortgage banking activities. The increase in service charges on deposit accounts is primarily attributable to increased ATM activity generated through an expanded network of offsite facilities. The decrease in other charges, commissions and fees is primarily the result of a decrease in investment service fees and lower growth of the cash surrender value of Company owned life insurance. The company owned life insurance is used to fund certain benefit plans. The net loss of $54,000 incurred on securities gains and losses resulted from loan sales and the mark to market impact of certain equity securities in the Company's portfolio.

For the nine months ended September 30, 1999, noninterest income decreased $91,000, or 9.7%, compared to the 1998 period. The decrease in noninterest income for this period is the result of a reduction of $239,000 in net securities gains, partially offset by higher income on fees, service charges, and commissions of $148,000. The increases in noninterest income, other than net securities gains and losses, is the result of an on-going effort by the Company to diversify its revenue sources and lessen its dependence on net interest income. As a component of this objective, the Company is in the process of expanding its facilities and resources to provide trust services and enhance its investment management services.

Noninterest Expense
-------------------

Noninterest expense increased $279,000, or 18.4%, to $1.8 million for the three months ended September 30, 1999, as compared to the same period in 1998. This increase was primarily attributable to a $98,000, or 88.1% increase in data processing costs, a $73,000 or 83.4% increase in professional services, a $48,000, or 32.4% increase in building occupancy, and a $71,000, or 9.0% increase in salaries and employee benefits, partially offset by a $7,000 decrease in other expenses and a $4,000 reduction in deposit insurance assessments. For the nine months ended September 30, 1999, noninterest expense increased $613,000, or 13.3%, to $5.2 million as compared to $4.6 million for the same period in 1998. This increase was primarily attributable to a $244,000, or 72.5% increase in data processing costs, a $164,000, or 40.4% increase in professional services, an $84,000, or 17.8% increase in building occupancy, and a $156,000, or 6.7% increase in salaries and employee benefits. These increased expenses were partially offset by a reduction in other expenses of $26,000, or 3.2%, and an $8,000 reduction in deposit insurance assessments.

The increase in data processing costs primarily results from increases in depreciation and maintenance on upgraded hardware and software placed into service during the first quarter of 1999. The on-going equipment and software depreciation expenses result from capitalized costs of approximately $575,000 amortized over approximately 4 and one-third years. These upgrades to hardware and software represent the principal efforts of the Company to perform remedial actions for Year 2000 and bring the Company's Year 2000 readiness to over 95 percent complete. Management of the

Company believes that, in addition to the Year 2000 readiness issue, the enhanced information systems increase the Company's ability to expand and compete over the near term. The increase in professional service costs is primarily comprised of increased fees for information system consulting, investment and risk management, and attorney fees. The increase in building occupancy expense is principally due to depreciation and maintenance increases from renovations in the Company's main office. The increase in salaries and employee benefits is primarily due to commissions paid to mortgage originators, accelerated amortization of certain stock-based compensation and annual salary increases. The reduction in other expenses primarily reflects lower costs to maintain other real estate owned and lower security costs.

For further information regarding the Company's efforts and costs associated with the Year 2000 issue, see "General - Year 2000".

Income Taxes
------------

Income taxes decreased approximately $13,000, or 14.6%, for the quarter ended September 30, 1999 as compared to the same period in the prior year. This decrease was directly attributable to a $47,000 decrease in the Company's pretax income.

For the nine months ended September 30, 1999 and 1998, income tax expense was $291,000 and $391,000, respectively.

Recent Events

Share Repurchase Program
------------------------

On January 22, 1999, the Company announced the adoption of its second share repurchase program to acquire up to 135,000 shares of the Company's common stock, which represents approximately 5% of the common stock outstanding. At October 30, 1999, the Company had purchased 101,675 shares commensurate with the plan at an aggregate cost of $1.1 million. In November 1998, the Company completed its first share repurchase program, acquiring 132,000 shares of common stock at an aggregate cost of $1.9 million.

Management Succession
---------------------

On November 10, 1999, Chris C. Gagas, Chairman, President and Chief Executive Officer of Pathfinder Bancorp, Inc. announced that he will retire as President and CEO, effective January 15, 2000. Mr. Gagas has been a director of the Company since 1966 and has served as Chairman, President and CEO since 1986. Mr. Gagas will remain as the Company's Chairman. Thomas W. Schneider, Executive Vice-President and Chief Financial Officer has been named by the Board of Directors to succeed as President and CEO of the Company. Mr. Schneider joined the Company in 1988 as Controller. He was named Chief Financial Officer in 1994 and elected as Executive Vice- President in 1998.

Item 3   -   Quantitative and Qualitative Disclosure about Market Risk


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

The Company does not generally maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. In addition, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter-term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease, the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the

Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have historically demonstrated a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has, on occasion, offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, five year/one year ARM loans (mortgage loans which are fixed rate for the first five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities.

The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on its GAP position, net interest income, and the market value of portfolio equity to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range, rather the Board of Directors has set parameters of percentage change by which net interest margin and the market value of portfolio equity are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

Gap Analysis. At September 30, 1999, the total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $26.7 million, representing a cumulative one-year gap ratio of a negative 12.54%.


Changes in Net Interest Income and Net Portfolio Value. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of a hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes September 30, 1999 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.






  Change in Interest Rates
     Increase(Decrease)
       Basis Points             Net Interest Income       Net Portfolio Value
       (Rate Shock)              Percentage Change         Percentage Change
  ------------------------      -------------------       -------------------

          200                        -15.38%                     -17.06%
          150                        -11.39                      -12.82
          100                        - 7.74                      - 8.54
           50                        - 3.61                      - 4.15
        Base Case                         -                           -
          (50)                         3.27                        3.39
         (100)                         6.15                        5.69
         (150)                         8.62                        6.83
         (200)                        10.58                        7.20


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

Not applicable

Defaults upon Senior Securities
-------------------------------

Not applicable

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

None

Other Information
-----------------

On September 21, 1999 the Board of Directors declared a $.06 cash dividend to shareholders of record as of September 30, 1999, payable on October 15, 1999.

Exhibits and Reports
--------------------

None

                                   SIGNATURES




     Under the requirements of the Securities Exchange Act of 1934, the bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PATHFINDER BANCORP, INC.



Date: 11/10/1999                         /s/ Chris C. Gagas
     -----------                         --------------------------
                                         Chris C. Gagas
                                         Chairman, President,
                                         Chief Executive Officer







Date: 11/10/1999                         /s/ Thomas W. Schneider
     -----------                         --------------------------
                                         Thomas W. Schneider
                                         Executive Vice President,
                                         Chief Financial Officer