Form 10-K405
period 1999-12-31
PATHFINDER BANCORP INC
filed 2000-03-27
CIK 1046188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 For the Fiscal Year Ended December 31, 1999
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

 For the transaction period from ___________________ to ______________________



                       Commission File Number: 000-23601

                           PATHFINDER BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                           Delaware                                           16-1540137
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification Number)

    214 West First Street, Oswego, NY                              13126
----------------------------------------                         ------------
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

                    Common Stock, par value $.10 per share
                   ----------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES     X         NO
     ------           ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [X]

     As of February 28, 2000, there were 2,884,720 shares issued and 2,614,245 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 2000 ($7.75) was $6,112,456.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Parts II and IV).
2.   Proxy Statement for the 2000 Annual Meeting of Stockholders (Parts I and
     III).

                                    PART I
                                    ------

ITEM 1.   Business
------------------

General

Pathfinder Bancorp, Inc.

     Pathfinder Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in September 1997. The only significant asset of the Company is its investment in Pathfinder Bank (the "Bank"). The Company is majority owned by Pathfinder Bancorp, MHC, a New York-chartered mutual holding company (the "Mutual Holding Company"). On December 30, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of outstanding Bank common stock was automatically converted into one share of Company common stock, par value $.l0 per share (the "Common Stock"). At February 28, 2000 the Mutual Holding Company held 1,552,500 shares of Common Stock and the public held 1,061,745 shares of Common Stock (the "Minority Shareholders").

     The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

Pathfinder Bank

     The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has five full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. On November 19, 1999, the Bank changed its name to Pathfinder Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 1999, the Bank had total assets of $216.3 million, total deposits of $152.4 million, and shareholders' equity of $20.1 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 1999, $119.9 million, or 92% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $87.8 million, or 73%, were loans secured by one- to four-family residences, $20.1 million, or 17%, were secured by commercial real estate, $1.7 million, or 1%, were secured by multi-family properties and $9.5 million, or 8%, of total real estate loans, were secured by second liens on residential properties. The Bank also originates consumer and other loans which totaled $12.1 million, or 9%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.
The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

     The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

     In April 1999 the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 1999 Pathfinder REIT, Inc. held $29.7 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments includes loan and investments that are held by Pathfinder REIT, Inc.

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

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio primarily consists of one- to four-family mortgage loans secured by residential and investment properties, as well as mortgage loans secured by multi-family residences and commercial real estate. To a lesser extent the Bank's loan portfolio also includes consumer and business loans. The Bank generally originates loans for retention in its portfolio, although during 1999 the Bank originated and securitized approximately $3.9 million of 30 year fixed rate mortgages, and sold approximately $6.0 million into the secondary market. The loan sales resulted in approximately $52,000 in capitalized servicing rights. At December 31, 1999, $697,000 million, or 0.8% of the Bank's total one- to four-family real estate portfolio consisted of loans held for sale. In recent years, the Bank has not purchased loans originated by other lenders.

     Analysis of Loan Portfolio. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                                         Years Ended December 31,
                                                 --------------------------------------------------------------
                                                          1999                 1998                1997
                                                 -------------------   ------------------    ------------------
                                                  Amount     Percent    Amount    Percent     Amount    Percent
                                                 --------    ------    --------   -------     ------    -------
                                                                       (Dollars in Thousands)
Real estate loans:
 First mortgage loans/(1)//(3)/                  $110,374      84.4%   $109,372      85.3%   $102,403      84.2%
 Second mortgage loans/(2)/..                       9,492       7.3       9,631       7.5       9,561       7.9
                                                 --------     -----    --------     -----    --------     -----
Total real estate loans......                     119,866      91.7     119,003      92.8     111,964      92.1
                                                 --------     -----    --------     -----    --------     -----

Consumer loans and other
 loans:
 Consumer....................                       3,482       2.7       4,073       3.2       4,278       3.5
 Student.....................                          12        --          12        --          13        --
 Lease financing.............                         278       0.2         350       0.3         564       0.5
 Commercial business loans...                       8,357       6.4       5,900       4.6       5,908       4.9
                                                 --------     -----    --------     -----    --------     -----
  Total consumer and other
   loans.....................                      12,129       9.3      10,335       8.1      10,763       8.9
                                                 --------     -----    --------     -----    --------     -----
  Total loans receivable.....                     131,995     101.0     128,200     100.9     122,727     101.0

Less:
 Unearned discount and
  origination fees...........                         (84)     (0.1)       (199)     (0.2)       (314)     (0.3)
 Allowance for loan losses...                      (1,150)     (0.9)       (939)     (0.7)       (828)     (0.7)
                                                 --------     -----    --------     -----    --------     -----
  Total loans receivable, net                    $130,761     100.0%   $129,338     100.0%   $121,585     100.0%
                                                 ========     =====    ========     =====    ========     =====


                                                                         Years Ended December 31,
                                                                 --------------------------------------------
                                                                       1996                     1995
                                                                 ------------------     ---------------------
                                                                  Amount    Percent      Amount    Percent
                                                                  ------    -------      ------    -------
                                                                           (Dollars in Thousands)
Real estate loans:
 First mortgage loans/(1)//(3)/                                  $ 90,761      83.5%   $ 83,325      83.2%
 Second mortgage loans/(2)/..                                       9,082       8.3       8,303       8.3
                                                                 --------    ------    --------      ----
Total real estate loans......                                      99,843      91.8      91,628      91.5
                                                                 --------    ------    --------      ----

Consumer loans and other
 loans:
 Consumer....................                                       3,481       3.2       3,286       3.2
 Student.....................                                          58       0.1          63       0.1
 Lease financing.............                                       1,153       1.1       2,013       2.0
 Commercial business loans...                                       5,482       5.0       3,860       3.9
                                                                 --------    ------    --------      ----
  Total consumer and other
   loans.....................                                      10,174       9.4       9,222       9.2
                                                                 --------    ------    --------      ----
  Total loans receivable.....                                     110,017     101.2     100,850     100.7

Less:
 Unearned discount and
  origination fees...........                                        (368)     (0.4)       (355)     (0.4)
 Allowance for loan losses...                                        (907)     (0.8)       (346)     (0.3)
                                                                 --------    ------    --------     -----
  Total loans receivable, net                                    $108,742    100.00%   $100,149     100.0%
                                                                 ========    ======    ========     =====

--------------------------------------------------------------------------
/(1)/ Includes $87.1 million, $20.9 million and $1.7 million of one- to four-family residential loans, commercial real estate and multi-family loans, respectively, at December 31, 1999.
/(2)/ Includes $3.5 million and $6.0 million of home equity line of credit loans and home equity fixed rate, fixed term loans, respectively, at December 31, 1999.
/(3)/ Includes $697,000 of mortgage loans held for sale at December 31, 1999.

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


                                             One         Three         Five         Ten        Beyond
                               Within      Through      Through      Through      Through      Twenty
                              One Year   Three Years   Five Years   Ten Years   Twenty Years   Years     Total
                              --------   -----------   ----------   ---------   ------------   ------   --------
                                                                (In Thousands)
Real estate loans:
 First mortgage loans......    $31,219       $17,217      $23,695     $ 9,162        $25,290   $3,791   $110,374
 Second mortgage loans.....      3,570           395        1,149       3,990            388       --      9,492
Consumer and other loans...      6,805         2,228        1,764         729            603       --     12,129
                               -------       -------      -------     -------        -------   ------   --------
  Total loans..............    $41,594       $19,840      $26,608     $13,881        $26,281   $3,791   $131,995
                               =======       =======      =======     =======        =======   ======   ========

     The following table sets forth at December 31, 1999, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 2000.

                               Fixed    Adjustable    Total
                              -------   ----------   -------
                                      (In Thousands)
Real estate loans:
 First mortgage loans......   $39,039      $40,116   $79,155
 Second mortgage loans.....        --        5,922     5,922
Consumer and other loans...     5,324           --     5,324
                              -------      -------   -------
  Total loans..............   $44,363      $46,038   $90,401
                              =======      =======   =======

     One- to Four-Family Residential Mortgage Loans. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. A portion of one- to four-family mortgage loans originated by the Bank are secured by non-owner occupied homes which are primarily used to furnish housing to students attending the SUNY College at Oswego. The Bank generally retains in its portfolio all ARM loans that it originates. However, the Bank generally underwrites its loans so as to be eligible for resale in the secondary mortgage market. At December 31, 1999, approximately 91.2% of the Bank's one- to four-family residential real estate loans were secured by owner-occupied properties.

     Fixed-rate one- to four-family residential mortgage loans originated by the Bank are originated with terms of up to 30 years (although fixed rate loans held in portfolio are generally limited to terms of 20 years or less), amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates. An origination fee of up to 3% is charged on fixed-rate mortgage loans. As a result of the low interest rate environment that has existed in recent years, many of the Bank's borrowers have refinanced their mortgage loans with the Bank at lower interest rates. During years ended December 31, 1999 and 1998, 43.9% and 36.1%, respectively, of the Bank's one- to four-family mortgage loan originations consisted of fixed-rate loans.

     The Bank also originates ARM loans which serve to reduce interest rate risk. The Bank currently originates one-year ARM loans which adjust each year at 275 basis points (100 basis points equal 1%) above the adjusted six month moving average of the six-month Treasury bill auction discount rate. The Bank also offers a loan product whereby the interest is fixed for the first five years and adjusts annually thereafter. This loan product typically is originated with terms up to 30 years. ARM loans are originated with terms ranging from 5 to 30 years. ARM loans originated by the Bank provide for maximum periodic interest rate adjustment of 2 percent per year and an overall maximum interest rate increase which is determined at the time the loan is originated. However, ARM loans may not adjust to a level below the initial rate. ARMs may be offered at an initial rate below the prevailing market rate. The Bank's one- to four-family ARM loan originations totaled $9.0, $11.6 million and $13.2 million, during the years 1999, 1998, and 1997, respectively. The Bank requires that borrowers qualify for ARM loans based upon the loan's fully indexed rate.

     At December 31, 1999, $53.5 million, or 61.0%, of the Bank's one- to four-family loan portfolio consisted of ARM loans. ARM loans generally pose a credit risk in that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

     The Bank also originates loans to finance the construction of one- to four-family owner-occupied residences. Funds are disbursed as construction progresses. Loans to finance one- to four-family construction typically provide for a six-month construction phase during which interest accrues and which is deducted from the funds disbursed. Upon completion of the construction phase the loan automatically converts to permanent financing. At December 31, 1999, the Bank held $1.4 million of one- to four-family construction loans.

     The Bank's lending policies require private mortgage insurance for loan to value ratios in excess of 80%.

     Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $20.9 million, or 17%, of the Bank's total loan portfolio at December 31, 1999. At December 31, 1999, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 1999, the Bank's commercial real estate loans had an average principal balance of $133.8. At that date, the largest commercial real estate loan had a principal balance of $1.1 million, and was secured by a facility for a private, non-profit human services agency located in Oswego, New York. This loan is currently performing in accordance with the original terms. Commercial real estate loans are generally offered with adjustable interest rates tied to a market index which currently is the adjusted six month moving average of the six month Treasury bill auction discount rate, with an overall interest rate cap which is determined at the time the loan is originated. Commercial real estate loans may not adjust to a level below the initial rate. The Bank generally offers commercial real estate loans with from one to five year adjustment periods. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally are underwritten to mature between 5 and 20 years with an amortization schedule of between 10 and 30 years. The Bank has in the past sold loan participations to other financial institutions and expects to do so in the future as opportunities arise.

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

     Multi-Family Real Estate Loans. Loans secured by multi-family real estate (real estate containing five or more dwellings) constituted approximately $1.7 million, or 1.3%, of the Bank's total loan portfolio at December 31, 1999. At December 31, 1999, the Bank had a total of 13 loans secured by multi-family real estate properties. The Bank's multi-family real estate loans are secured by multi-family rental properties (primarily townhouses and walk-up apartments). At December 31, 1999, substantially all of the Bank's multi-family real estate loans were secured by properties located within the Bank's market area. At December 31, 1999, the Bank's multi-family real estate loans had an average principal balance of approximately $139,800 and the largest multi-family real estate loan had a principal balance of $358,400, and was performing in accordance with its terms. Multi-family real estate loans generally are offered with adjustable interest rates tied to the adjusted six month moving average of the six month Treasury Bill auction discount rate index with an overall interest rate cap which is determined at the time the loan is originated. Multi-family real estate loans may not adjust below the initial rate. Multi-family real estate loans are underwritten to mature between 5 and 20 years, and to amortize over 10 to 30 years. An origination fee of 1% is generally charged on multi-family real estate loans.

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

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Second Mortgage Loans. The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans of 80%, or up to 90% where the Bank has made the first mortgage loan. At December 31, 1999, the disbursed portion of home equity lines of credit totaled $3.5 million. Home equity lines of credit are offered on an adjustable rate basis with interest rates tied to the prime rate as published in The Wall Street Journal, plus up to 50 basis points and with terms of up to 15 years.

     Home equity loans are fixed rate loans with terms generally up to 10 years, although on occasion the Bank may originate a home equity loan with a term of up to 15 years.

     Consumer Loans. As of December 31, 1999, consumer loans totaled $3.5 million, or 2.7%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are unsecured personal loans, and loans secured by deposit accounts. Other consumer loans are offered on a fixed rate basis with maturities generally of less than five years.

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

     Commercial Business Loans. The Bank currently offers commercial business loans to businesses in its market area and to deposit account holders. At December 31, 1999, the Bank had commercial business loans outstanding with an aggregate balance of $8.6 million, of which $4.9 million consisted of commercial lines of credit and $278,000 were lease financing arrangements. The average commercial business loan balance was approximately $52,000. Commercial business loans generally have fixed rates of interest. The loans are generally of short duration with average terms of five years, but which may range up to 15 years. Lease financing arrangements are loans which are secured by pools of leases for medical or dental equipment or leases to finance the acquisition of business equipment.

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

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as existing customers, developers, walk-in customers, real estate broker referrals, and commissioned mortgage loan originators. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Mortgage loans of up to $200,000 may be approved by any designated loan officer; mortgage loans in excess of $200,000 must be approved by the Board of Directors. Commercial loans of up to $35,000 unsecured, or $50,000 (if secured by other than real estate) may be approved by the Bank's President or either of the two lending Vice Presidents. These individuals may join their limits to a total approval amount of $105,000 unsecured, and $150,000 secured. Loans in excess of these limits must be approved by either the entire Board of Directors, or a subcommittee of the Board of Directors. The Board of Directors, at their monthly meeting, will review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1999, the Bank had commitments to originate $9.0 million of loans.

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

     Origination, Purchase and Sale of Loans. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                             Year Ended December 31,
                                               ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
                                                                     (In Thousands)
Loan receivable, beginning of period........   $129,338   $122,727   $110,017   $100,850   $ 90,412

Originations:
 Real estate:
  First mortgage/(1)//(3)/..................     26,987     34,908     26,281   $ 23,496     18,219
  Second mortgage/(2)/......................      1,408      1,516      2,178      1,912        643
 Consumer and other loans:
  Consumer loans............................      1,299      2,412      2,306      3,442      2,747
  Student...................................         --         --         --         --        438
  Lease financing...........................         --         --        300         --      1,177
  Commercial................................      5,210      6,849      3,525      1,850      2,756
                                               --------   --------   --------   --------   --------
    Total originations......................     34,904     45,685     34,590     30,700     25,980

 Transfer of mortgage loans to foreclosed
   real estate..............................         93        563        374        445        645
 Repayments.................................     26,201     29,969     21,506     21,088     13,774
 Loan sales.................................      5,993      8,542         --         --      1,123
                                               --------   --------   --------   --------   --------
Net loan activity...........................      2,617      6,611     12,710      9,167     10,438
                                               --------   --------   --------   --------   --------
  Total loans receivable at end of period...   $131,995   $129,338   $122,727   $110,017   $100,850
                                               ========   ========   ========   ========   ========
---------------------------------------------------------------------------------------------------

/(1)/ Includes $23.1 million, and $3.9 million in one- to four-family residential loans and commercial real estate loans, respectively, for the year ended December 31, 1999.
/(2)/ Includes $1.7 million in home equity loans and a net change of $278,000 in home equity lines of credit for the year ended December 31, 1999.
/(3)/ Includes $3.8 million of mortgage loans held for sale originated during the year ended December 31, 1999.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1999, the Bank had $84,000 of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Bank recognized fees and service charges of $993,000, $775,000 and $856,000, for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

     Loans-to-One Borrower. With certain limited exceptions, a New York chartered savings bank may not make unsecured loans or extend unsecured credit for commercial, corporate or business purposes (including lease financing) to a single borrower, which in the aggregate exceed 15% of the Bank's net worth. At December 31, 1999, the Bank's largest lending relationship totaled $2.6 million and consisted of loans secured by retail businesses and properties. The Bank's second largest lending relationship totaled $2.0 million and consisted of loans secured by commercial retail businesses and properties. The Bank's third largest lending relationship totaled $2.0 million and consisted of loans secured by retail businesses and properties. The Bank's fourth largest lending relationship totaled $1.9 million and was secured by a retail office plaza, retail business property and residence. The Bank's fifth largest lending relationship totaled $1.4 million and consisted of loans secured by multi-family residential housing and residence. At December 31, 1999 all of the aforementioned loans were performing in accordance with their terms.

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

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due or less than 90 days, in the event the loan has been referred to the Bank's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. At December 31, 1999, the Bank had non-performing assets of $3.2 million, and a ratio of non-performing loans and real estate owned ("REO") of 1.5% total assets. Non-performing assets increased $621,000, or 24%, from $2.8 million in 1998. While the changes in non-performing assets tend to be cyclical, the increase can be attributed to longer workout or liquidation time lines, due primarily to a larger volume of real estate foreclosures as well as a generally soft local economy.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as REO until such time as it is sold. These properties are carried at the lower of their recorded amount or estimated fair value less estimated costs to sell the property. REO totaled $641,000, $742,000 and $767,000 at December 31, 1999, 1998,and 1997, respectively.

     The largest component of REO consists of a real estate development project which had a net book value of $510,000 at December 31, 1999. The Bank originally entered into a $570,000 commercial real estate loan in 1988 for the development of 49 single family residences. This loan was made under the "leeway provision" of the New York State Banking Law. Under this provision of the Banking Law the lending relationship was originally structured so that the Bank held title to the property securing the loan subject to the fulfillment of the borrower's obligations under the loan. In 1990, the developer became insolvent, was unable to satisfy the terms of the loan and the Bank assumed control of the project. In 1998, the Bank established a wholly-owned subsidiary, whose sole business is the ownership and final development of the Whispering Oaks real estate subdivision in Baldwinsville, New York. This subsidiary was initially capitalized with $50,000 in cash. It is anticipated that this capitalization, together with interim financing to be provided by the Bank, will be sufficient to complete and liquidate this asset. At December 31, 1999, the Bank had 16 lots remaining to be sold. The proceeds from the sale of the lots are used to reduce the outstanding balance of REO. The Bank believes it will fully recover its investment in this property.

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

                                                                                 At December 31,
                                                            ---------------------------------------------------------
                                                              1999        1998        1997        1996        1995
                                                            ---------   ---------   ---------   ---------   ---------
                                                                                (Dollars In Thousands)
Loans delinquent 90 days or more:
Real estate loans........................................   $  2,284    $  1,298    $  1,207    $  1,953    $    849
Consumer loans...........................................        270         534         283          45          70
                                                            --------    --------    --------    --------    --------
 Total delinquent loans..................................      2,554       1,832       1,490       1,998         919
Total REO................................................        641         742         767         700         586
                                                            --------    --------    --------    --------    --------
   Total nonperforming assets/(1)/.......................   $  3,195    $  2,574    $  2,257    $  2,698    $  1,505
                                                            ========    ========    ========    --------    ========

Total loans delinquent 90 days or more
to total loans receivable/(2)/...........................        2.0%        1.4%        1.2%        1.8%        0.9%
Total loans delinquent 90 days or more to total assets...        1.2%        0.9%        0.8%        1.1%        0.5%
Total nonperforming assets to total assets...............        1.5%        1.3%        1.2%        1.4%        0.8%

Net loans receivable/(3)/................................    130,761     128,200     121,585     108,742     100,149
                                                            --------    --------    --------    --------    --------
Total assets.............................................   $216,324    $203,252    $196,770    $189,937    $180,752
                                                            ========    ========    ========    ========    ========

-----------------------------
/(1)/ Net of specific valuation allowances.
/(2)/ Net of unearned discount, and the allowance for loan losses.
/(3)/ Includes $697,000 of mortgage loans held for sale at December 31, 1999.


     During the year ended December 31, 1999, and year ended December 31, 1998, respectively, additional gross interest income of $84,000 and $24,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during the same periods.

     The following table sets forth information with respect to loans past due 30-89 days in the Bank's portfolio at the dates indicated.

                                             At December 31,
                                ------------------------------------------
                                 1999     1998     1997     1996     1995
                                ------   ------   ------   ------   ------
                                              (In Thousands)
Loans past due 30-89 days:
Real estate loans............   $1,619   $2,010   $2,232   $1,867   $2,465
Consumer and other loans.....      161      126      296      249      133
                                ------   ------   ------   ------   ------
 Total past due 30-89 days...   $1,780   $2,136   $2,528   $2,116   $2,598
                                ======   ======   ======   ======   ======

     The following table sets forth information regarding the Bank's delinquent loans 60 days and greater and REO at December 31, 1999.

                                                                                  At December 31, 1999
                                                                             ------------------------------
                                                                                 Balance         Number
                                                                             -------------      -----------
                                                                                  (Dollars In Thousands)
Residential real estate:
   Loans 60 to 89 days delinquent...................................         $  429                 10
   Loans more than 90 days delinquent...............................          2,284                 59
Consumer and commercial business loans 60 days or more delinquent...            299                 25
Real estate owned...................................................            641                  5
                                                                             ------                 --
      Total.........................................................         $3,653                 99
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

     The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                           At December 31,
                              ------------------------------------------
                               1999     1998     1997     1996     1995
                              ------   ------   ------   ------   ------
                                             (In Thousands)
Substandard assets/(1)/....   $2,668   $2,482   $1,719   $1,980   $1,163
Doubtful assets............      110      103       55       59       34
Loss assets................        7       90       16        6        5
                              ------   ------   ------   ------   ------
 Total classified assets...    2,785   $2,675   $1,790   $2,045   $1,202
                              ======   ======   ======   ======   ======

---------------
/(1)/ Includes $510,000, $638,000, $483,000, $250,000 and 292,000 for a real estate development project classified as REO at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

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

                                                                        At or for the Period Ended December 31,
                                                               ---------------------------------------------------------
                                                                 1999        1998        1997        1996        1995
                                                               ---------   ---------   ---------   ---------   ---------
                                                                                (Dollars In Thousands)

Total loans receivable, net.................................   $130,761    $128,200    $121,585    $108,742    $100,149
Average loans outstanding...................................    130,728     126,931     113,651     104,354      95,979
Allowance balance (at beginning of period)..................        939         828         907         346         315
Provision for losses:
Real estate.................................................        135          83         121          90          53
Consumer and other loans....................................        238         298         140         547          50
Charge-offs:
Real estate.................................................         --         141          --          --          17
Consumer and other loans....................................        190         140         358          93          64
Recoveries:
Real estate.................................................         --          --          --          --          --
Consumer and other loans....................................         28          11          18          17           9
                                                               --------    --------    --------    --------    --------
Allowance balance (at end of period)........................   $  1,150    $    939    $    828    $    907    $    346
                                                               ========    ========    ========    ========    ========

Allowance for loan losses as a percent of net loans
receivable at end of period.................................        0.9%        0.7%        0.7%        0.8%        0.3%
Loans charged off as a percent of average loans
outstanding.................................................        0.2%        0.1%        0.3%        0.1%        0.1%
Ratio of allowance for loan losses to total nonperforming
loans at end of period/(1)/.................................       45.0%       51.3%       55.6%       45.3%       37.6%
Ratio of allowance for loan losses to total nonperforming
 assets at end of period/(1)/...............................       36.0%       36.5%       36.7%       33.6%       23.0%

-------------------------------------------
/(1)/  Net of specific reserves.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                            At December 31,
                                ---------------------------------------------------------------------
                                        1999                    1998                  1997
                                ----------------------   --------------------   -------------------
                                          % of Loans              % of Loans            % of Loans
                                            In Each                 In Each               In Each
                                          Category to             Category to           Category to
                                  Amount  Total Loans     Amount  Total Loans   Amount  Total Loans
                                --------  -----------    -------  -----------   ------  -----------
                                                        (Dollars in Thousands)
Balance at end of period
 applicable to:
 Real estate loans...........     $  440      90.81%       $380      92.01%      $ 462     91.23%
 Consumer and other loans....        710       9.19         559       7.99         366      8.77
                                  ------     ------        ----     ------       -----    ------

  Total allowance for loan
   losses /(1)/..............     $1,150     100.00%       $939     100.00%      $ 828    100.00%
                                  ======     ======        ====     ======       =====    ======


                                                                      At December 31,
                                                        ------------------------------------------
                                                                  1996              1995
                                                        --------------------  --------------------

                                                                 % of Loans           % of Loans
                                                                   In Each             In Each
                                                                 Category to          Category to
                                                         Amount  Total Loans  Amount  Total Loans
                                                         ------  -----------  ------  -----------
                                                                     (Dollars in Thousands)


Balance at end of period
 applicable to:
 Real estate loans...........                              $ 340    90.75%    $ 250    90.86%
 Consumer and other loans....                                567     9.25        96     9.14
                                                           -----   ------     -----   ------

  Total allowance for loan
   losses /(1)/.............                              $ 907   100.00%    $ 346   100.00%
                                                           =====   ======     =====   ======

------------------------
/(1)/ Percentages include unearned discount and origination fees.

Investment Activities

     The investment policy of the Bank established by the Board of Directors attempts to provide and maintain liquidity, maintain a high quality diversified investment portfolio in order to obtain a favorable return on investment without incurring undue interest rate and credit risk, provide collateral for pledging requirements, and to complement the Bank's lending activities. At December 31, 1999, the Bank had investment securities with an aggregate amortized cost of $67.8 million and a market value of $66.4 million. At December 31, 1999, the Bank's amortized cost value of investment securities consisted of $21.2 million of corporate debt issues and $17.9 million of securities issued or guaranteed by the United States Government or agencies thereof and state and municipal obligations. The corporate debt issues primarily consist of financial corporation debt and industrial debentures (the largest single issue was $1.0 million). These issues generally have maturities ranging up to 20 years. All corporate debt investments have been rated as investment grade by either Moody's or Standard & Poor's. Typically, such investments yield 30-50 basis points more than Treasury securities with comparable maturities. To a lesser extent, the Bank also invests in mutual funds and equity securities. At December 31, 1999, the Bank held $2.0 million in common stock and $2.7 million in an equity mutual fund. At December 31, 1999, the Bank had invested $23.3 million in mortgage-backed securities, net. Mortgage-backed securities, like mortgage loans, amortize over the life of the security as the underlying mortgages are paid down. The speed at which principal payments above normally scheduled amortization occurs, is generally unpredictable. Historically, the securities have paid down more rapidly in a falling interest rate environment, thereby shortening the life of the security. Likewise, in a rising interest rate environment, the life of the mortgage-backed security tends to extend. The result is that, generally, the Bank will receive more investable funds in lower interest rate environments and less investable funds during periods of higher interest rates. The embedded option on the part of the underlying mortgagee to prepay the loan, therefore, tends to impact the value of the security and can adversely impact the Bank's net interest margin. The Bank's investments are, generally, liquid, and therefore allow the Bank to respond more readily to changing market conditions. The investment portfolio is accounted for in accordance with FASB Statement 115. At December 31, 1999, the Bank's available-for-sale and held-to-maturity portfolios had amortized cost of $67.8 million and $113,000, respectively, and market values of $66.4 million and $113,000, respectively.

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

     At December 31, 1999, the Company holds the following investments which exceed 10% of total capital.


              Issuer           Book Value   Fair Market Value
          ---------------      ----------   -----------------

          Lehman Brothers      $2,999,000          $2,705,000
          CNA Financial        $3,503,000          $3,339,000

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At December 31, 1999, the market value of the Bank's investments was approximately $66.4 million. The market value of investments includes interest-earning deposits, and mortgage-backed securities.

                                                                  At December 31,
                                                            ----------------------------
                                                              1999      1998      1997
                                                            --------   -------   -------
                                                                    (In Thousands)
Investment securities:
 U.S. Government and agency obligations..................   $11,167    $ 1,471   $ 4,856
 State and municipal obligations.........................     6,695      5,906     6,636
 Corporate debt issues...................................    21,302     20,347    18,121
 Equity securities.......................................     2,015      1,230     1,139
 Mutual funds............................................     2,656      2,298     1,785
                                                            -------    -------   -------
                                                             43,835     31,252    32,537

Unrealized gain (loss) on available for sale portfolio...      (786)     1,413     1,126
                                                            -------    -------   -------
  Total investment securities............................    43,049     32,665    33,663
                                                            -------    -------   -------
Interest-earning deposits in other institutions..........        --         --        --
Federal funds sold.......................................                1,800        --
                                                                       -------   -------
   Total investments.....................................   $43,048    $34,465   $33,663
                                                            =======    =======   =======

Mortgage-backed securities, net:
 Adjustable rate.........................................     1,602      2,505     3,823
 Fixed rate..............................................    22,453     17,976    19,200
                                                            -------    -------   -------
                                                             24,055     20,481    23,023
Unrealized gain (loss) on available for sale portfolio...      (707)       297       135
                                                            -------    -------   -------
   Total mortgage-backed securities, net.................   $23,348    $20,778   $23,158
                                                            =======    =======   =======

     Investment Portfolio Maturities. The following table sets forth the amortized cost, market value, average life in years, and annualized weighted average yield of the Bank's investment portfolio at December 31, 1999.

                                                                                     Annualized
                                                                             Average  Weighted
                                                      Amortized     Market     Life    Average
                                                         Cost        Value     Years    Yield
                                                      ----------   ---------   -----   --------
                                                               (Dollars in Thousands)

Investment securities:
 U.S. Government treasury..........................      $ 2,012    $ 1,993     1.50      5.55%
 U.S. Government agency............................        9,155      8,892     5.95      6.54
 State and municipal obligations...................        6,695      6,751     6.96      5.55
 Corporate debt issues.............................       21,302     20,195     9.93      6.60
 Marketable equity securities......................        4,671      5,218       --        --
                                                         -------    -------     ----      ----

  Total............................................      $43,835    $43,049
                                                         -------    =======
 Unrealized loss on available for sale portfolio...         (786)
                                                         -------
Carrying value of investment securities............      $43,049
                                                         =======
Investment securities held to maturity: /(1)/
 Corporate debt obligations........................      $   113        113       --      9.52
                                                         =======    =======     ====      ====

--------------------------------
/(1)/ The information is included above as a component of corporate debt issues.

     Securities Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1999. Yield is calculated on the amortized cost to maturity.

                                                                               At December 31, 1999
                                                 --------------------------------------------------------------------------
                                                      One Year or Less         One to Five Years         Five to Ten Years
                                                 ------------------------   ------------------------   ---------------------
                                                               Annualized                Annualized               Annualized
                                                                Weighted                  Weighted                 Weighted
                                                  Carrying      Average      Carrying      Average      Carrying    Average
                                                   Value         Yield        Value         Yield        Value       Yield
                                                 ----------   -----------   ----------   -----------   ----------   --------
                                                                           (Dollars in Thousands)
Debt investment securities:
 U.S. Agency securities................              $   --           --%      $ 3,250        6.317%      $ 5,881     6.659%
 U.S. Government securities............                  --           --         1,993        5.500            19    10.927
 State and municipal obligations.......                 276        6.372         3,641        5.664         1,399     5.604
 Corporate debt issues.................                  --           --         2,804        6.618        11,602     6.617
                                                     ------        -----       -------        -----       -------    ------
   Total...............................              $  276        6.372%      $11,688        6.141%      $18,901     6.546%
                                                     ======        =====       =======        =====       =======    ======
Equity and mortgage-backed
 securities:
 Mutual funds..........................              $2,656        0.600%      $    --           --%      $    --        --%
 Mortgage-backed securities............                 134        6.476           747        6,705         5,723     6.684
 Common stock..........................               2,015        5.374            --           --            --        --
                                                     ------        -----       -------        -----       -------    ------
   Total...............................              $4,805        2.774%      $   747        6.705%      $ 5,723     6.684%
                                                     ======        =====       =======        =====       =======    ======

   Total investment
    securities.........................              $5,081        2.970%      $12,435        6.169%      $24,624     6.581%
                                                     ======        =====       =======        =====       =======    ======

Unrealized gain on available for
 sale portfolio.......................
   Total carrying value...............


Investment securities held
 to maturity:/(1)/
 Corporate debt obligations............              $   --           --%      $    --           --%      $    --        --%
                                                     ------        -----       -------        -----       -------    ------
  Total securities.....................              $   --           --%      $    --           --%      $    --        --%
                                                     ======        =====       =======        =====       =======    ======

                                                                         At December 31, 1999
                                                          ---------------------------------------------------

                                                           More than Ten Years    Total Investment Securities
                                                          ---------------------  -----------------------------
                                                                     Annualized                     Annualized
                                                                      Weighted                       Weighted
                                                           Carrying   Average    Carrying   Market    Average
                                                            Value      Yield      Value      Value     Yield
                                                          ---------   --------   --------   -------   --------
                                                                          (Dollars in thousands)

Debt investment securities:
 U.S. Agency securities................                     $    24    10.126%    $ 9,155   $ 8,892     6.546%
 U.S. Government securities............                          --        --       2,012     1,993     5.552
 State and municipal obligations.......                       1,379     4.990       6,695     6,751     5.553
 Corporate debt issues.................                       6,783     6.561      21,189    20,082     6.601
                                                            -------    ------     -------   -------    ------
   Total...............................                     $ 8,186     6.325%    $39,051   $37,718     6.354%
                                                            =======    ======     =======   =======    ======
Equity and mortgage-backed
 securities:
 Mutual funds..........................                     $    --        --%    $ 2,656   $ 3,203     0.600%
 Mortgage-backed securities............                      17,451     6.702      24,055    23,348     6.698
 Common stock..........................                          --        --       2,015     2,015     5.374
                                                            -------    ------     -------   -------    ------
   Total...............................                     $17,451     6.702%    $28,566   $28,566     6.041%
                                                            =======    ======     =======   =======    ======

   Total investment
    securities.........................                     $25,637     6.582%    $67,777   $66,397     6.222%
                                                            =======    ======     =======   =======    ======

Unrealized gain on available for
 sale portfolio........................                                            (1,493)
                                                                                   ------
   Total carrying value................                                           $66,284   $66,397     6.362%
                                                                                  =======   =======    ======

Investment securities held
 to maturity:/(1)/
 Corporate debt obligations............                     $   113     7.161%    $   113   $   113     7.161%
                                                            -------    ------     -------   -------    ------
  Total securities.....................                     $   113     7.161%    $66,397   $65,851     6.351%
                                                            =======    ======     =======   =======    ======

-----------------------------------------
/(1)/ The information is included as a component of debt investment securities.

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

     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's savings and other deposits as of December 31, 1999:

  Weighted                                                                                                   Percentage
  Average                                                                         Minimum                     of Total
Interest Rate       Minimum Term                Checking and Savings Deposits     Amount     Balances         Deposits
-------------      --------------               -----------------------------   ----------   ---------        ---------
                                                                                           (In Thousands)
  0.000%            None                        Non-interest demand account         $   50    $ 9,746            6.43%
  2.000             None                        NOW accounts                           500     13,996            9.24
  2.150             None                        Savings Accounts - Fixed Rate          100     45,541           30.05
  2.970             None                        Savings Account- Tiered Rate           100     13,889            9.17
  3.546             None                        Money market accounts                2,500        418            .028

                                                Certificates of Deposit
                                                --------------------------
  4.900             6 months                    Fixed term, fixed rate               2,500      6,135            4.05
  5.692             9 months                    Fixed term, fixed rate               1,000        110            0.07
  5.179             12 months                   Fixed term, fixed rate               1,000     23,641           15.60
  5.144             15 months                   Fixed term, fixed rate               1,000      6,091            4.02
  5.442             18 months                   Fixed term, variable rate            1,000      1,398            0.92
  5.272             18 months                   Fixed term, fixed rate               1,000      4,579            3.02
  5.380             24 months                   Fixed term, fixed rate               1,000      4,668            3.08
  5.691             30 months                   Fixed term, fixed rate               1,000      3,253            2.15
  5.853             36 months                   Fixed term, fixed rate/(1)/          1,000      6,169            4.07
  5.781             48 months                   Fixed term, fixed rate/(1)/          1,000      3,855            2.54
  5.909             60 months                   Fixed term, fixed rate               1,000      1,840            1.21
  6.076             84 months                   Fixed term, fixed rate               1,000      6,160            4.07
  2.858             60 through 120 months       Fixed term, fixed rate               1,000         47            0.03
                                                                                              -------           ------
                    TOTAL                                                                    $151,536 /(2)/     100.00%
                                                                                             ========           ======

---------------------------
/(1)/ This deposit product allows the depositor to elect to adjust the interest rate paid once during the initial term of the deposit to the then prevailing rate.
/(2)/ Tables excludes escrow accounts totalling $901,000 of December 31, 1999.

      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

S
                                 Balance     Percent                Balance     Percent                Balance    Percent
                                   at          of        Incr.         at         of        Incr.        at         of
                                 12/31/99   Deposits    (Decr)     12/31/98    Deposits    (Decr)     12/31/97    Deposits
                                ---------   --------    -------    ---------   --------    -------    ---------   --------
                                                                   (In Thousands)

Club accounts................   $   1,002        .66%   $    94    $     908       0.57%   $   115    $     792       0.52%
Noninterest accounts.........       9,746       6.43        273        9,473       5.94      1,829        7,644       5.03
NOW accounts.................      13,996       9.24     (2,331)      16,327      10.23      3,021       13,306       8.75
Passbooks....................      58,429      38.56     (4,893)      63,322      39.70        177       63,145      41.53
Money market deposit accounts         418        .28        343           75       0.05        (38)         113       0.07
Time deposits which mature:
 Within 12 months............      45,670      30.14     (6,059)      51,729      32.43     12,869       38,860      25.56
 Within 12-36 months.........      16,190      10.68      2,799       13,391       8.40     (9,220)      22,611      14.87
 Beyond 36 months............       6,085       4.02      1,801        4,284       2.68      1,303        5,588       3.67
                                ---------     ------    -------    ---------     ------    -------    ---------     ------

  Total......................   $ 151,536     100.00%   $(7,973)   $ 159,509     100.00%   $ 7,450    $ 152,059     100.00%
                                =========     ======    =======    =========     ======    =======    =========     ======

                                                      Balance    Percent                 Balance
                                           Incr.        at          of        Incr.        at
                                          (Decr)      12/31/96   Deposits    (Decr)      12/31/95
                                         --------    ---------   --------    -------    ---------
                                                             (In Thousands)

Club accounts................             $    131    $     661       0.42%   $   110    $     551
Noninterest accounts.........                  303        7,341       4.63        129        7,212
NOW accounts.................                  224       13,082       8.24        917       12,165
Passbooks....................               (1,828)      64,973      40.94     (5,495)      70,468
Money market deposit accounts                  (61)         174       0.11        (78)         252
Time deposits which mature:
 Within 12 months............              (14,075)      52,935      33.36     15,011       37,924
 Within 12-36 months.........                7,679       14,933       9.41     (5,968)      20,901
 Beyond 36 months............                  990        4,598       2.90     (3,914)       8,512
                                          --------    ---------      -----    -------    ---------

  Total......................             $ (6,637)   $ 158,697      100.0%   $   712    $ 157,985
                                          ========    =========      =====    =======    =========

-----------------------------
/(1)/ Excludes escrow accounts totalling $901,000 of December 31, 1999.

     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

s
                                                At December 31,
                                      -----------------------------------
                                       1999          1998          1997
                                      -------   ---------------   -------
                                                (In Thousands)
Rate
----

3.00% or less...................      $    10       $     8       $   139
3.01 - 4.99%....................       20,466        10,824         7,253
5.00 - 6.99%....................       46,702        53,920        55,115
7.00 - 8.99%....................          767         4,652         4,552
9.00 - 10.99%...................           --            --            --
                                      -------       -------       -------
                                      $67,945       $69,404       $67,079
                                      =======       =======       =======

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1999.

                                                        Amount Due
                       ------------------------------------------------------------------------
                       Less Than         1-2        2-3          3-4        4-5       After 5
                        One Year       Years      Years        Years      Years        Years       Total
                       ---------      -------     -----        -----      -----        -----       -----
                                                   (In Thousands)
Rate
----

3.00% or less.....      $    10       $   --     $   --       $   --     $   --       $   --     $    10
3.01 - 3.99%......          469            6         --           --         --           --          57
4.00 - 4.99%......       19,096        1,022        161          130         --           --      20,409
5.00 - 5.99%......       24,152        7,855      5,438        1,167      1,595        2,351      43,058
6.00 - 6.99%......        2,361          240        701          176         60          106       3,644
7.00 - 7.99%......           --           --        767           --         --           --         767
8.00% and above...           --           --         --           --         --           --          --
                        -------       ------     ------       ------     ------       ------     -------
                        $46,088       $9,123     $7,067       $1,973     $1,655       $2,457     $67,945
                        =======       ======     ======       ======     ======       ======     =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                                        Certificates
                                                                         of Deposit
                                                                        of $100,000
Remaining Maturity                                                        or More
------------------                                                    ---------------
                                                                       (In Thousands)

  Three months or less.......................................             $  1,673

  Three through six months...................................                2,431
  Six through twelve months..................................                2,239
  Over twelve months.........................................                2,386
                                                                          --------
   Total.....................................................             $  8,729
                                                                          ========


   The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated:

                                                                               At December 31,
                                                                   ------------------------------------
                                                                      1999         1998          1997
                                                                    --------     --------      --------
                                                                              (In Thousands)

Balance at beginning of period...................................   $159,509     $152,059      $158,696
Net deposits (withdrawals).......................................    (13,322)       1,367       (12,920)
Interest credited................................................      5,349        6,083         6,283
                                                                    --------     --------      --------
Ending balance...................................................    151,536      159,509       132,059
                                                                    --------     --------      --------
Net increase (decrease) in deposits..............................   $ (7,973)    $  7,450      $ (6,637)
                                                                    ========     ========      ========

Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. At December 31, 1999, the Bank had $10.2 million in funds obtained from repurchase agreements outstanding and $28.4 million in term advances. The Bank is a member of the Federal Home Loan Bank System.

     The following table summarizes the outstanding balance of short-term borrowing of the Bank for the years indicated.

                                                             At December 31,
                                                -------------------------------------
                                                    1999          1998       1997
                                                -------------------------------------
                                                             (In thousands)

Overnight Line of Credit.................           $ 4,350        $    --    $ 5,750
Term borrowings (original
 term)
 90 days or less.........................             9,612          1,587      7,942
 1 year..................................            10,995          8,404      3,550
 2 year..................................             2,700          1,000      1,000
                                                    -------        -------    -------
  Balance at end of period...                       $27,657        $10,991    $18,242
                                                    =======        =======    =======

Daily average during the year                        18,148         15,077     10,212
Maximum month-end balance................            27,657         18,691     18,892
Weighted average rate during
 the year................................              5.42%          5.64%      5.92%
Year-end average rate....................              5.06%          5.32%      5.84%

Personnel

     As of December 31, 1999, the Bank had 68 full-time and 21 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

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

Insurance of Deposit Accounts

     The Bank is a member of the Bank Insurance Fund ("BIF"). The BIF has achieved the required reserve ratio of 1.25% of insured reserve deposits. At December 31, 1999 the Bank held $25.6 million in deposits which are insured by the Savings Association Insurance Fund. The Bank paid $31,000 in federal deposit insurance premiums for the fiscal year ended December 31, 1999, as compared to $35,000 in 1998.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1999, the Bank's capital exceeded the capital requirements imposed by the FDIC.

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

     New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. At December 31, 1999, the Bank complied with its NYCRA requirements.

     The Bank's CRA rating as of its latest examination was satisfactory.

Federal Reserve System

     Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). At December 31, 1999, the Bank complied with these requirements.

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

Gramm-Leach-Bliley Financial Services Modernization Act of 1999

     In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. To the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets the Bank currently serves.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997. At December 31, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

ITEM 2.   Properties
--------------------

     The Bank conducts its business through its main office located in Oswego, New York, and four full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1999. The aggregate net book value of the Bank's premises and equipment was $4.9 million at December 31, 1999. For additional information regarding the Bank's properties, see Note 5 to Notes to Financial Statements.

LOCATION                     OPENING DATE   OWNED/LEASED    ANNUAL RENT
--------                     ------------   -------------   -----------

Main Office                      1874          Owned            --
-----------
214 West First Street
Oswego, New York  13126

Plaza Branch                     1989          Owned /(1)/      --
------------
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                    1978          Owned            --
-------------
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch               1994          Owned            --
------------------
34 East Bridge Street
Oswego, New York  13126

Fulton Branch                    1994          Owned            --
-------------
114 Oneida Street

Fulton, New York  13068
---------------------------
/(1)/ The property is owned; the underlying land is leased.


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

ITEM 6.   Selected Financial Data
---------------------------------

  The selected financial information for the year ended December 31, 1999 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

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

  (b) Set forth below is information concerning the Principal Officers of the Company at December 31, 1999.

          Name                Age                   Positions Held With the Company
---------------------------   ---   --------------------------------------------------------------

Chris C. Gagas                 69    Chairman of the Board, President and Chief Executive Officer

Anita J. Austin                50    Internal Auditor

Melissa A. Miller              42    Vice President, Secretary

James A. Dowd, CPA             32    Vice President--Controller

Edgar J. Manwaring             54    Vice President--Lending

Gregory L. Mills               39    Vice President, Director of Marketing, Branch Administrator

W. David Schermerhorn          39    Executive Vice President-Lending

Thomas W. Schneider/(1)/       38    Executive Vice President and Chief Financial Officer

Barry S. Thompson              45    Senior Vice President, Compliance Officer and Security Officer
-------------------

/(1)/ Effective January 15, 2000, Mr. Schneider was named President and Chief
      Executive Officer of the Company.

ITEM 11.  Executive Compensation
------------------------------------

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

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)(1)  Financial Statements
             --------------------

 The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

             (A)  Independent Auditors' Report;

             (B) Consolidated Statements of Condition - December 31, 1999 and
                 1998.

             (C) Consolidated Statements of Income - years ended December 31,
                 1999, 1998 and 1997;

             (D) Consolidated Statements of Stockholders' Equity - years ended
                 December 31, 1999, 1998 and 1997

             (F) Consolidated Statements of Cash Flows - years ended December
                 31, 1999, 1998 and 1997; and

             (G) Notes to Consolidated Financial  Statements.

     (a)(2)  Financial Statement Schedules
             -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K
          -------------------

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.


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

           4        Form of Stock Certificate of Pathfinder Bancorp, Inc.

           10.1 Form of Oswego City Savings Bank 1999 Stock Option Plan Incorporated by reference to the Company's S-4

           10.2 Form of Oswego City Savings Bank 1999 Recognition and Retention Plan Incorporated by reference to the Company's S-4

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


                                    Pathfinder Bancorp, Inc.


Date:     March 21, 2000            By: /S/ Thomas W. Schneider
                                        ---------------------------------
                                    Thomas W. Schneider
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                    By: /S/ Chris C. Gagas
                                                    -------------------------------------
                                                    Chris C. Gagas, Chairman of the Board

                                                    Date: March 21, 2000


By:  /S/ Thomas W. Schneider                        By:  /S/ Chris R. Burritt
     ----------------------------------------           ---------------------------------
     Thomas W. Schneider, President and Chief           Chris R. Burritt, Director
     Executive Officer

Date: March 21, 2000                                Date: March 21, 2000


By:  /S/ James A. Dowd                              By:  /S/ Raymond W. Jung
     ----------------------------------------            --------------------------------
     James A. Dowd, Vice President and Controller        Raymond W. Jung, Director
     (Principal Accounting Officer)

Date: March 21, 2000                                Date: March 21, 2000


By:  /S/ Bruce E. Manwaring                         By:  /S/ Victor S. Oakes
     ----------------------------------------           ---------------------------------
     Bruce E. Manwaring., Director                       Victor S. Oakes,  Director


Date: March 21, 2000                                     Date: March 21, 2000


By:  /S/ L. William Nelson, Jr.                     By:  /S/ Corte J. Spencer
     ----------------------------------------            --------------------------------
     L. William Nelson, Jr., Director                    Corte J. Spencer, Director


Date: March 21, 2000                                Date: March 21, 2000


By:  /S/ Lawrence W. O'Brien
     ----------------------------------------
     Lawrence W. O'Brien, Director

Date:  March 21, 2000


By:  /S/ Janette Resnick
     ----------------------------------------
     Janette Resnick, Director

Date: March 21, 2000


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

     4      Form of Stock Certificate of Pathfinder Bancorp, Inc.

     10.1 Form of Oswego City Savings Bank 1999 Stock Option Plan Incorporated by reference to the Company's S-4

     10.2 Form of Oswego City Savings Bank 1999 Recognition and Retention Plan Incorporated by reference to the Company's S-4

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