Form 10-Q
period 2000-03-31
PATHFINDER BANCORP INC
filed 2000-05-12
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 ---------------------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED MARCH 31, 2000


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


                                   16-1540137
                      -------------------------------------
                     (I.R.S. Employer Identification Number)


                 214 W. 1st Street
                  Oswego, New York                                13126
           ------------------------------                        ---------
      (Address of principal executive office)                    (Zip Code)


          Bank's telephone number, including area code: (315) 343-0057
                                                        --------------


                                 Not Applicable
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ----   ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,617,245 shares of the Bank's common stock outstanding as of May 12, 2000.

                            PATHFINDER BANCORP, INC.
                                      INDEX




PART 1        FINANCIAL INFORMATION                                        PAGE

Item 1.       Financial Statements

             o         Consolidated Balance Sheets                         1
             o         Consolidated Statements of Income                   2
             o         Consolidated Statements of Shareholders' Equity     3
             o         Consolidated Statements of Cash Flows               4
             o         Notes to Consolidated Financial Statements          5


Item 2.       Management's Discussion and Analysis of Financial         6 - 13
              Condition and Results of Operations


PART II                    OTHER INFORMATION                              14



SIGNATURES


                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                March 31, 2000 (unaudited) and December 31, 1999

                                                                       March 31,              December 31,
                                                                          2000                     1999
                                                                       ------------           -----------
                             ASSETS

Cash and due from banks                                               $3,513,692                 $4,280,255
Federal funds sold                                                        71,180                          -
                                                                     -----------           ----------------
         Total cash and cash equivalents                               3,584,872                  4,280,255

Investment securities                                                 63,103,783                 66,397,491
Mortgage loans held-for-sale                                             692,289                    697,405
Loans:
     Real estate                                                     118,781,046                119,167,708
     Consumer and other                                               12,605,351                 12,129,363
                                                                     -----------                -----------
       Total loans                                                   131,386,397                131,297,071
     Less: Allowance for loan losses                                   1,209,601                  1,149,677
             Unearned discounts and origination fees                      89,927                     84,453
                                                                   -------------              -------------
       Loans receivable, net                                         130,086,869                130,062,941

Premises and equipment, net                                            4,826,473                  4,869,553
Accrued interest receivable                                            1,485,945                  1,431,251
Other real estate                                                      1,191,719                    641,384
Intangible assets, net                                                 2,894,426                  2,973,365
Other assets                                                           4,961,512                  4,969,908
                                                                 ---------------             --------------
       Total assets                                                 $212,827,888               $216,323,553

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Interest bearing                                               $144,355,208               $142,690,583
     Non-interest bearing                                             10,038,594                  9,745,513
                                                                  --------------             --------------
       Total deposits                                                154,393,802                152,436,096
Borrowed funds                                                        38,083,500                 42,879,500
Other liabilities                                                      1,087,005                    933,345
                                                                 ---------------            ---------------
       Total liabilities                                             193,564,307                196,248,941

Shareholders' equity:
     Common stock, par value $.10 per share; authorized
      9,000,000 shares; issued 2,884,720 shares; and
      2,617,245 and 2,639,245 shares outstanding for
      2000 and 1999, respectively                                        288,472                    288,472
     Additional paid in capital                                        6,917,226                  6,912,580
     Retained earnings                                                17,333,705                 18,121,372
     Unearned stock based compensation                                  (595,599)                  (981,125)
     Unearned ESOP shares                                               (273,871)                  (287,609)
     Accumulated other comprehensive loss                             (1,143,418)                  (895,894)
     Treasury stock, at cost;
       267,475 and 245,475 shares, respectively                       (3,262,934)                (3,083,184)
                                                                      -----------                -----------
     Total shareholders' equity                                       19,263,581                 20,074,612
                                                                  --------------             --------------
     Total liabilities and shareholders' equity                     $212,827,888               $216,323,553
                                                                    ============               ============

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME For
            the three months ended March 31, 2000 and March 31, 1999
                                   (unaudited)
                                                                                March 31,            March 31,
                                                                                  2000                 1999
                                                                                --------           ----------
INTEREST INCOME:
   Loans                                                                      $2,731,831             $2,665,329
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                209,849                  7,586
       State and political subdivisions                                           91,912                 80,884
       Corporate                                                                 358,541                350,698
       Marketable equity securities                                               37,482                 19,765
       Mortgage-backed                                                           403,044                325,669
       Federal funds sold and interest-bearing deposits                              830                 35,728
                                                                           -------------            -----------
           Total interest income                                               3,833,489              3,485,659

INTEREST EXPENSE:
   Interest on deposits                                                        1,330,660              1,382,379
   Interest on borrowed funds                                                    628,827                273,083
                                                                              ----------             ----------
       Total interest expense                                                  1,959,487              1,655,462
                                                                               ---------              ---------
               Net interest income                                             1,874,002              1,830,197
   Provision for loan losses                                                     115,324                 97,129
                                                                              ----------            -----------
               Net interest income after provision for loan losses             1,758,678              1,733,068
                                                                               ---------              ---------

OTHER INCOME:
   Service charges on deposit accounts                                           114,107                109,680
   Mortgage servicing fees                                                        39,528                 16,235
   Cash surrender value                                                           41,322                 50,092
   Net securities (losses) gains                                                (207,494)                31,571
   Other charges, commission and fees                                             53,219                 82,643
                                                                              ----------                -------
       Total other income                                                         40,682                290,221
                                                                              ----------                -------

OTHER EXPENSES:
   Salaries and employee benefits                                                891,626                798,885
   Building occupancy                                                            204,282                178,470
   Data processing expenses                                                      189,959                160,116
   Professional and other services                                               154,134                160,881
   Amortization of intangible asset                                               78,939                 78,939
   Other expenses                                                                491,946                238,977
   Unusual items                                                                 578,176                      -
                                                                              ----------        ---------------
       Total other expenses                                                    2,589,062              1,616,268
                                                                               ---------              ---------
(Loss) income before income taxes                                               (789,702)               407,021
(Benefit) provision for income taxes                                            (156,293)               119,961
                                                                               ----------             ---------
Net (loss) income                                                              $(633,409)              $287,060
                                                                               ==========              ========
   Other comprehensive loss, net of taxes:
       Unrealized net gains on securities:
           Unrealized holding losses arising during period                      (208,406)              (753,615)
           Less: reclassification adjustment for (losses)  gains included
                  in net income                                                 (207,494)                31,571
                                                                              -----------           -----------
                                                                                (412,540)              (743,775)
    Income tax benefit                                                           165,016                297,510
                                                                            ------------             ----------
    Other comprensive loss, net of tax                                          (247,524)              (446,265)
                                                                              -----------              ---------
    Comprehensive loss                                                         $(880,933)              (159,205)
                                                                               ==========              =========
Net (loss) income per share - basic and diluted                                $(0.25)                 $   0.11
                                                                               =======                 ========


The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)




                                                                                      Accum.
                                                  Add't                Unearned       Other     Unearned
                              Common  Stock      Paid in    Retained  Stock-Based     Compr.      ESOP        Treasury
                            Shares     Amount    Capital    Earnings  Compensation    Income      Shares        Stock         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999  2,884,720   $288,472 $6,912,580 $18,121,372 $(981,125)  $(895,894)  $(287,609) $(3,083,184)  $20,074,612

Net Income                                                     (633,409)                                                   (633,409)

ESOP shares earned                                    4,646                                        13,738                     18,384

Treasury stock purchased                                                                                      (179,750)    (179,750)

Stock based compensation
earned                                                                    385,526                                            385,526

Change in unrealized net
 appreciation on investment
 securities                                                                         (247,524)                              (247,524)

Dividends declared
(.06 per share)                                                (154,258)                                                   (154,258)

Balance, March 31, 2000       2,884,720  $288,472 $6,917,226 $17,333,705 $(595,559) $(1,143,418) $(273,871) $(3,262,934) $19,263,581
                              =========  ======== ========== =========== =========  ===========  =========  ===========  ===========



The accompanying notes are an integral part of the consolidated financial statements


                                                      PATHFINDER BANCORP, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                 March 31, 2000 and March 31, 1999
                                                            (unaudited)

                                                                               March 31,                March 31,
                                                                                2000                      1999
                                                                             -----------                 -------
OPERATING ACTIVITIES:
   Net (loss) income                                                           $(633,409)                $287,060
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for loan losses                                                     115,324                   97,129
   ESOP and other stock-based compensation earned                                403,910                  193,654
   Loans held-for-sale                                                             5,116               (1,941,685)
   Realized loss/(gain) on available-for-sale investment securities              207,494                  (31,571)
   Depreciation                                                                  118,333                   86,558
   Amortization of intangibles                                                    78,939                   78,939
   Net (accretion)  amortization of premiums and discounts
      on investment securities                                                    (3,079)                  18,692
   Increase in interest receivable                                               (54,694)                 (92,510)
   Net change in other assets and liabilities                                    323,575                  131,282
                                                                           -------------             ------------
 Net cash provided by operating activities                                       561,509               (1,172,452)
                                                                           -------------              ------------

INVESTING ACTIVITIES
   Purchase of investment securities available-for-sale                       (3,098,123)              (5,043,225)
   Proceeds from maturities and principle reductions of
       investment securities held-to-maturity                                         --                4,552,098
   Proceeds from maturities and principle reductions of
       investment securities available-for-sale                                  477,550                       --
   Proceeds from sale:
       Real estate acquired through foreclosure                                       --                   50,912
       Available-for-sale investment securities                                5,297,325                       --
   Net (increase) decrease in loans                                             (689,587)               1,264,026
   Purchase of premises and equipment                                            (75,253)                (170,423)
   Decrease in surrender value of life insurance                                   4,678                  214,411
                                                                            ------------             ------------
 Net cash provided by investing activities                                     1,916,590                  867,799
                                                                               ---------             ------------

FINANCING ACTIVITIES
   Net increase  (decrease)  increase in demand  deposits,  NOW accounts savings accounts, money market deposit accounts
       and escrow deposits                                                       409,123               (4,089,492)
   Net increase  (decrease) increase in time deposits                          1,548,583                  (89,573)
   Net (payments) proceeds from borrowings, net                               (4,796,000)               3,333,000
   Cash dividends                                                               (155,438)                      --
   Treasury stock purchased                                                     (179,750)                (206,000)
                                                                             ------------             ------------
  Net cash used in financing activities                                       (3,173,482)              (1,052,065)
  Decrease in cash and cash equivalents                                         (695,383)              (1,356,718)
 Cash and cash equivalents at beginning of period                              4,280,255                6,516,238
                                                                             -----------              -----------
  Cash and cash equivalents at end of period                                  $3,584,872               $5,159,520
                                                                              ==========               ==========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $1,926,467               $1,576,135
   Income taxes paid                                                                  --                       --

NON-CASH INVESTING ACTIVITY:
   Transfer of loans to other real estate                                      $550,335              $         --
   Decrease (increase) in unrealized gains and losses on available
       for sale investment securities                                            412,540                  743,775

NON-CASH FINANCING ACTIVITY:
   Dividends declared and unpaid                                                $154,258                 $160,275

The accompanying notes are an integral part of the consolidated financial statements

                            Pathfinder Bancorp, Inc.

                          Notes to Financial Statements


(1) Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Bank's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2000 and 1999.

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Earnings per Share

     Basic earnings per share have been computed based upon net (loss) income for the three months ended March 31, 2000 and 1999, using 2,575,073 and 2,676,936 weighted average common shares outstanding. Diluted earnings per share for the three month period in 1999 was computed using 2,683,366 weighted average common shares outstanding. Due to the loss incurred by the Company during the first three months of 2000, the impact of the outstanding options is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the three months ended March 31, 2000.

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

General

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At March 31, 2000, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank, which in turn owns Pathfinder REIT, Inc. and Whispering Oaks Development Corp.. At March 31, 2000, 1,552,500 shares, or 59.3%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,064,745 shares, or 40.7%, was held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, as well as by the amount of non interest income, including income from fees and service charges, net gains and losses on sales of securities, and non interest expense such as employee compensation and benefits, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

Management Succession
---------------------

On January 14, 2000 Chris C. Gagas retired as President and Chief Executive Officer of Pathfinder Bancorp, MHC, Pathfinder Bancorp, Inc. and Pathfinder Bank. Mr. Gagas continues as Chairman of the Board of the Company and its mutual holding company parent. Thomas W. Schneider succeeded Mr. Gagas as President and Chief Executive Officer of the Mutual Holding Company, the Company and the Bank. Mr. Schneider has been employed by the Company and the Bank since 1988 and most recently served as Executive Vice President and Chief Financial Officer.

Bank Name Change
----------------

On November 16, 1999, Oswego City Savings Bank changed its name to Pathfinder Bank.

Trust Department
----------------

During the fourth quarter of 1999, the Company began providing trust and custodial services. The Company incurred approximately $6,000 in expenses during the first quarter of 2000 associated with trust operations. At March 31, 2000, the Company has $687,000 in assets under trust and custodial services management.

Year 2000
---------

Prior to year-end 1999, the Company had completed the assessment of its year 2000 risk, had implemented all necessary system enhancements, and tested all systems and equipment to ensure customer service, and minimize its business risks associated with the century date rollover. A business resumption contingency plan along with a liquidity contingency plan were in place to provide for problems should they have occurred. The Company experienced no significant year 2000 related deposit declines or cash withdrawals during December of 1999. The month of January 2000 reflected a successful transition to the year 2000 of all the Company's operating systems and equipment. All year end processing was completed as scheduled and daily processing since year- end has been performed without any year 2000 related incidents. During the month of January, the Company reinvested its contingency cash balances. Costs of the Company's efforts to prepare its data processing systems for the impact of the Year 2000 were approximately $180,000 in non-capitalized costs. The majority of expenditures for software and hardware upgrades were capitalized, consisting primarily of maintenance costs of operating parallel systems. The total amount capitalized was $575,000 and is being depreciated over an average of approximately four and one-third years. The depreciation will result in additional annual expenses of approximately $133,000 over this period.

To date there has been no indication that the quality of the Company's commercial loan portfolio was negatively impacted by the year 2000. The Company believes that its year 2000 related business risks have been significantly reduced with the successful operation of its systems during the early part of the year 2000.

The following discussion reviews the financial condition at March 31, 2000 and the results of operations of the Company for the three months ended March 31, 2000.

Financial Condition

Assets
------

Total assets decreased approximately $3.5 million, or 1.6%, to $212.8 million at March 31, 2000 from $216.3 million at December 31, 1999. The decrease in total assets was primarily due to the reduction in the Company's investment portfolio. During the first quarter of 2000, approximately $3.6 million of investment securities were liquidated in connection with a balance sheet reorganization in an effort to reduce the Company's reliance on overnight borrowings. Cash and cash equivalents decreased $695,000, or 16.2% to $3.6 million from $4.3 million at December 31, 1999, reflecting the more normal liquidity requirements of the Bank following the year 2000. These asset decreases were offset by a $550,000, or 85.8%, increase in other real estate. Loans receivable remained relatively consistent increasing $78,000, or 0.1% to $132.0 million at March 31, 2000 from $131.9 million at December 31, 1999. The decline in asset base also reflects the lack of significant growth and economic development in the Company's market area.

Liabilities
-----------

Total liabilities decreased by $2.7 million, to $193.6 million at March 31, 2000 from $196.3 million at December 31, 1999. The decrease is primarily attributable to a $4.8 million, or 11.2%, decrease in borrowed funds, partially offset by an increase in deposits of $2.0 million, or 1.3%. The decrease in borrowed funds is a direct result of paydowns facilitated by the proceeds received from the sale of securities during the first quarter of 2000. Intermediate term lower yielding investment securities were liquidated in order to reduce the Company's reliance on short term borrowings in a rising interest rate environment.

Shareholders' Equity
--------------------

Shareholders' equity decreased $811,000, or 4.0%, to $19.3 million at March 31, 2000 from $20.1 million at December 31, 1999. The decrease in shareholders' equity is primarily the result of a $788,000 reduction in retained earnings, a $248,000 reduction in accumulated and other comprehensive income, and an increase in treasury stock of $180,000 relating to the acquisition of 22,000 shares as part of the Company's share repurchase program. The decrease in retained earnings is a result of the net loss incurred by the Company during the first three months of 2000, combined with dividends declared during the period. These decreases were partially offset by a $386,000 reduction in unearned stock based compensation.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, see Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and loan commitments. The Company also adjusts liquidity as appropriate to meet its assets and liability management objectives.

Results of Operations
---------------------

The Company recorded a net loss of approximately $633,000 for the three months ended March 31, 2000, as compared to net income of $287,000 for the same period during 1999. The Company's first quarter earnings were adversely impacted by certain unusual items, totaling approximately $578,000, and non-recurring charges totaling approximately $270,000. The unusual items charge consists primarily of amounts relating to the early retirement of certain employees and officers of $239,000, the acceleration of stock based benefits to retired officers of $314,000, and employee relocation charges of $25,000. The non-recurring charges consist of one time expenses of $114,000 associated with the change in name of the Bank and other one time expenses, and other real estate owned write-downs of approximately $96,000. Additionally, the Company incurred losses of approximately $195,000 on the sale of investment securities.

As a result of the decrease in net income between the comparative periods, annualized return on average assets and return on average shareholders' equity were (1.15%) and (12.70%), respectively, for the three months ended March 31, 2000 compared to .57% and 5.14% for the first quarter of 1999. (Loss)/earnings per share - basic was ($.25) for the first quarter of 2000 compared to $.11 for the same period in 1999.

Interest Income
---------------

Interest income, on a tax-equivalent basis, totaled $3.9 million for the quarter ended March 31, 2000, as compared to $3.5 million for the quarter ended March 31, 1999, an increase of $347,000, or 9.9%. The increase resulted primarily from an increase in the average balance of interest-earning assets to $202.4 million for the three months ended March 31, 2000 from $182.9 million in the prior year period, partially offset by a decrease in the yield on average interest-earning assets to 7.64% from 7.70%. The increase in the average balance of interest earning assets was comprised of a $3.3 million increase in the average balance of loans receivable and a $16.2 million increase in the average balance of investment securities. The increase in the average balance of interest earning assets is primarily the result of the continued implementation of a wholesale growth strategy by the Company whereby the Company uses borrowings to fund the purchase of investments and the origination of loans, as well as offsetting deposit reductions. The yield reduction is principally the result of mortgage loan originations occuring at rates below the weighted average yield of the existing loan portfolio which lowered the total portfolio yield.

Interest income on loans receivable increased $67,000, or 2.5% to $2.7 million for the three months ended March 31, 2000 as compared to the same period in the prior year. The increase in interest income on loans occurred from an increase in the average balance of loans receivable of $3.3 million, or 2.6% to $132.4 million at March 31, 2000, from $129.1 million at March 31, 1999, partially offset by a reduction in the average yield on loans receivable to 8.25% from 8.26%. The increase in the average balance of loans receivable is primarily comprised of originations of one-to-four family adjustable rate mortgage loans. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. The Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower initial rates charged on 5/1 ARMS.

Interest income on the mortgage-backed securities portfolio increased by $77,000, or 23.8%, to $403,000 for the three months ended March 31, 2000, from $326,000 for the three months ended March 31, 1999. The increase in interest income on mortgage-backed securities resulted generally from an increase in the average balance on mortgage-backed securities of $4.4 million, combined with an increase in the average yield on mortgage-backed securities to 6.77% from 6.72%.

Interest income on investment securities, on a tax equivalent basis, increased $238,000 or 48.2%, for the three months ended March 31, 2000 to $732,000 from $494,000 for the same period in 1999. The increase resulted primarily from an increase in the average balance of investment securities of $14.5 million, or 45.8%, to $46.1 million for the three months ended March 31, 2000, combined with an increase in the tax equivalent yield of investment securities to 6.36% for the quarter ended March 31, 2000 from 6.25% for the first quarter of 1999. The increase in average balance resulted from the purchase of investment securities in connection with the Company's wholesale growth strategy.

Interest income on interest-earning deposits decreased $35,000, to $1,000 from $36,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease was primarily the result of a decrease of $2.7 million in the average balance of interest-earning deposits, partially offset by an increase in the average yield on interest-earning deposits to 5.56% from 5.12%. The increase in the average yield on interest-earning deposits was principally due to the increase in the federal funds rate caused by the general rise in interest rates.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 2000 increased by approximately $304,000, or 18.4%, to $2.0 million from $1.7 million when compared to the same quarter for 1999. The increase in interest expense for the period was principally the result of an increase in the average balance of borrowed funds of $23.1 million, or 115.5% to $43.1 million for the three months ended March 31, 2000 from $20.0 for the three months ended March 31, 1999, combined with an increase in the average cost of borrowed funds to 5.84% from 5.47%. These increases were partially offset by a decrease in the average balance of interest bearing deposits of $3.1 million, or 2.1% to $143.7 million from $146.8 million for the periods ending March 31, 2000 and 1999 respectively, and a decrease in the average cost of interest bearing deposits to 3.70% from 3.77% for the same periods. The increase in the average balance of borrowed funds is a result of the continued implementation of the Company's wholesale growth strategy. The increase in the average cost of borrowed funds was caused by increases in short term interest rates when comparing the first quarter of 2000 and 1999.

Net Interest Income
-------------------

Net interest income totaled $1.9 million, on a tax equivalent basis, for the three months ended March 31, 2000 and 1999. The relative consistency in net interest income for the quarter ended March 31, 2000, was the result of an increase of $19.5 million, or 10.7%, in the average balance of interest earning assets, offset by a decrease in the average yield on interest earning assets to 7.64% from 7.70%, an increase in the average balance of interest bearing liabilities of $20.0 million, or 12.0%, and an increase in the average cost of interest bearing liabilities to 4.20% from 3.97%.

Provision for Loan Losses
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended March 31, 2000 of $115,000, as compared to a provision of $97,000 for the three months ended March 31, 1999. The increase in provision for loan losses reflects higher net charge-offs for the period as well as the increased risks associated with the Bank's expanded commercial lending. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at March 31, 2000 were .92% and 81.32%, respectively.

Non-interest Income
-------------------

Non-interest income consists of servicing income, fee income, gain (loss) on sales of loans and investment securities and other operating income. Non-interest income decreased approximately $250,000, to $41,000 for the three months ended March 31, 2000 as compared to $290,000 for the prior year quarter. Non-interest income, exclusive of securities gains and losses, decreased $11,000, or 4.1%, for the quarter ended March 31, 2000 as compared to the same period in the prior year. The decrease in non-interest income, exclusive of securities gains and losses, is attributable to a reduction in the income recognized from investment services and the cash value of bank owned life insurance policies. This decrease was partially offset by increases in deposit service charges and mortgage servicing fees. Net securities gains (losses) decreased $239,000, from $32,000 to a net loss of $208,000 for the period ending March 31, 2000. These securities losses were incurred in conjunction with the reorganization of the Company's earning assets in an effort to improve future profitability.

Non-interest Expense
--------------------

Non-interest expense increased $973,000, or 60.2%, to $2.6 million for the three months ended March 31, 2000, as compared to the same period in 1999. Non-interest expenses for the first quarter of 2000 were adversely impacted by unusual items and non-recurring charges of approximately $789,000. Exclusive of the unusual and non-recurring charges, non-interest expenses increased $185,000, or 11.4% to $1.8 million for the three months ended March 31, 2000 from $1.6 million when compared to the same period in the prior year. This increase was comprised of a $96,000 increase in salaries and employee benefits, a $26,000 increase in building occupancy, and a $30,000 increase in data processing expenses.

Income Taxes
------------

Income taxes decreased $276,000 to a tax benefit of $156,000 for the quarter ended March 31, 2000 as compared to the same period in the prior year. This decrease was directly attributable to a decrease in the Company's pre-tax income.

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

The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on its GAP position, net interest income, and the market value of portfolio equity to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset- Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range, rather the Board of Directors has set parameters of percentage change by which net interest margin and the market value of portfolio equity are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

Gap Analysis. At March 31, 2000, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $21.7 million, representing a cumulative one-year gap ratio of a negative 10.11%.

Changes in Net Interest Income and Net Portfolio Value. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes March 31, 2000 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.





       Change in Interest Rates
          Increase(Decrease)
              Basis Points            Net Interest Income    Net Portfolio Value
              (Rate Shock)            Percentage Change       Percentage Change
              ------------            -------------------    -------------------
                      300                  -19.22%                 -22.53%
                      200                  -12.57%                 -14.92%
                      150                   -9.38%                 -11.21%
                      100                   -6.24%                  -7.54%
                       50                   -3.05%                  -3.71%
                  Base Case                      -                       -
                    ( 50)                    2.98%                   3.40%
                    (100)                    5.32%                   5.88%
                    (150)                    7.20%                   6.85%
                    (200)                    8.71%                   7.07%
                    (300)                    6.51%                   3.39%

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

Changes in Securities
---------------------

Not applicable

Defaults upon Senior Securities
-------------------------------

Not applicable

Other Information
-----------------

On March 21, 2000 the Board of Directors declared a $.06 cash dividend to shareholders of record as of March 31, 2000, payable on April 17, 2000.

Exhibits and Reports on Form 8-K
--------------------------------

None

                                   SIGNATUARES





Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PATHFINDER BANCORP, INC.


                                           /s/ Thomas W. Schneider
                                           ------------------------------------
     Date:  May 11, 2000                   Thomas W. Schneider
            ---------------                President, Chief Executive Officer

                                           /s/ James A. Dowd
                                           ------------------------------------
     Date:  May 11, 2000                   James A. Dowd
            ---------------                Vice President, Treasurer