Form 10-Q
period 2000-06-30
PATHFINDER BANCORP INC
filed 2000-08-11
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED JUNE 30, 2000

                         SEC Exchange Act No. 000-23601
                                              ---------

                            Pathfinder Bancorp, Inc.
                         -----------------------------
                (Exact name of issuer as specified in its charter)


                                    Delaware
               -------------------------------------------------
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                         -----------------------------
                     (I.R.S. Employer Identification Number)


        214 W. 1st Street
         Oswego, New York                                              13126
 ------------------------------                                      ---------
(Address of principal executive office)                             (Zip Code)


      Companys's telephone number, including area code: (315) 343-0057
                                                        --------------


                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,617,245 shares of the Company's common stock outstanding as of August 10, 2000.

                            PATHFINDER BANCORP, INC.
                                      INDEX




PART 1      FINANCIAL INFORMATION                                         PAGE

Item 1.     Financial Statements

           o         Consolidated Balance Sheets                           1
           o         Consolidated Statements of Income                     2 - 3
           o         Consolidated Statements of Shareholders' Equity       4
           o         Consolidated Statements of Cash Flows                 5
           o         Notes to Consolidated Financial Statements            6


Item 2.     Management's Discussion and Analysis of Financial             7 - 12
                  Condition and Results of Operations


Item 3.     Quantitative and Qualitative Disclosures about Market Risk   13 - 14


PART II     OTHER INFORMATION                                      15 - 16

            Item 1.    Legal proceedings
            Item 2.    Change in securities
            Item 3.    Default upon senior securities
            Item 4.    Submission of matters to a vote of security holders
            Item 5.    Other information
            Item 6.    Exhibits and reports on Form 8-K


SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                 June 30, 2000 (unaudited) and December 31, 1999

                                                                         June 30,             December 31,
                                                                           2000                  1999
                                                                       ------------           -----------
                             ASSETS

Cash and due from banks                                               $4,132,190                 $4,280,255
Federal funds sold                                                        88,569                          -
                                                                     -----------           ----------------
         Total cash and cash equivalents                               4,220,759                  4,280,255

Investment securities                                                 64,642,263                 66,397,491
Mortgage loans held-for-sale                                             727,004                    697,405
Loans:
     Real estate                                                     123,278,447                119,167,708
     Consumer and other                                               14,378,021                 12,129,363
                                                                     -----------                -----------
       Total loans                                                   137,656,468                131,297,071
     Less: Allowance for loan losses                                   1,227,238                  1,149,677
             Unearned discounts and origination fees
            and costs, net                                                99,922                     84,453
                                                                   -------------              -------------
       Loans receivable, net                                         136,329,308                130,062,941

Premises and equipment, net                                            4,837,586                  4,869,553
Accrued interest receivable                                            1,482,557                  1,431,251
Other real estate                                                      1,107,638                    641,384
Intangible assets, net                                                 2,815,487                  2,973,365
Other assets                                                           5,214,469                  4,969,908
                                                                 ---------------             --------------
       Total assets                                                 $221,377,071               $216,323,553

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Interest bearing                                               $146,071,697               $142,690,583
     Non-interest bearing                                             10,474,681                  9,745,513
                                                                  --------------             --------------
       Total deposits                                                156,546,378                152,436,096
Borrowed funds                                                        44,310,500                 42,879,500
Other liabilities                                                      1,053,095                    933,345
                                                                 ---------------            ---------------
       Total liabilities                                             201,909,973                196,248,941

Shareholders' equity:
     Common stock, par value $.10 per share; authorized 9,000,000 shares; issued
       2,884,720 shares; and 2,617,245 and 2,639,245 shares outstanding for
       2000 and 1999, respectively                                       288,472                    288,472
     Additional paid in capital                                        6,919,053                  6,912,580
     Retained earnings                                                17,477,435                 18,121,372
     Unearned stock based compensation                                  (545,984)                  (981,125)
     Unearned ESOP shares                                               (262,408)                  (287,609)
     Accumulated other comprehensive loss                             (1,146,536)                  (895,894)
     Treasury stock, at cost;
       267,475 and 245,475 shares, respectively                       (3,262,934)                (3,083,184)
                                                                      -----------                -----------
     Total shareholders' equity                                       19,467,098                 20,074,612
                                                                  --------------             --------------
     Total liabilities and shareholders' equity                     $221,377,071               $216,323,553
                                                                    ============               ============

     The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME For
             the three months ended June 30, 2000 and June 30, 1999
                                   (unaudited)
                                                                                June 30,              June 30,
                                                                                  2000                  1999
                                                                                --------              -------
INTEREST INCOME:
   Loans                                                                      $2,798,442             $2,695,751
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                195,896                 44,901
       State and political subdivisions                                           91,220                 89,660
       Corporate                                                                 371,663                390,248
       Marketable equity securities                                               37,100                 24,154
       Mortgage-backed                                                           366,961                321,894
       Federal funds sold and interest-bearing deposits                              731                 20,549
                                                                            ------------            -----------
           Total interest income                                               3,862,013              3,587,157

INTEREST EXPENSE:
   Interest on deposits                                                        1,384,011              1,334,465
   Interest on borrowed funds                                                    607,956                325,726
                                                                              ----------             ----------
       Total interest expense                                                  1,991,967              1,660,191
                                                                               ---------              ---------
               Net interest income                                             1,870,046              1,926,966
   Provision for loan losses                                                      28,085                 63,332
                                                                             -----------             ----------
               Net interest income after provision for loan losses             1,841,961              1,863,634
                                                                               ---------              ---------

OTHER INCOME:
   Service charges on deposit accounts                                           107,239                120,867
   Loan fees                                                                      68,271                 21,186
   Cash surrender value                                                           41,322                 64,230
   Net securities (losses) gains                                                  (1,756)                41,804
   Other charges, commission and fees                                             62,190                 83,700
                                                                              ----------                 ------
       Total other income                                                        277,266                331,787
                                                                             -----------                -------

OTHER EXPENSES:
   Salaries and employee benefits                                                754,296                812,934
   Building occupancy                                                            210,299                178,564
   Data processing expenses                                                      166,968                210,697
   Professional and other services                                               159,991                248,472
   Amortization of intangible asset                                               78,939                 78,939
   Other expenses                                                                318,019                282,260
                                                                             -----------             ----------
       Total other expenses                                                    1,688,512              1,811,866
                                                                              ----------              ---------
Income before income taxes                                                       430,715                383,555
Provision for income taxes                                                       129,950                 97,344
                                                                             -----------            -----------
Net income                                                                   $   300,765             $  286,211
                                                                             ===========             ==========

Net income per share - basic                                              $          .12          $        0.11
                                                                          ==============          =============
 Net income per share - diluted                                           $          .12          $        0.11
                                                                          ==============          =============


     The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six months ended June 30, 2000 and June 30, 1999
                                   (unaudited)

                                                                                June 30,              June 30,
                                                                                  2000                  1999
                                                                                --------              -------
INTEREST INCOME:
   Loans                                                                      $5,530,273             $5,355,193
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                405,745                 52,487
       State and political subdivisions                                          183,132                170,544
       Corporate                                                                 730,204                740,946
       Marketable equity securities                                               74,582                 43,919
       Mortgage-backed                                                           770,005                647,563
       Federal funds sold and interest-bearing deposits                            1,561                 56,277
                                                                          --------------            -----------
           Total interest income                                               7,695,502              7,066,929

INTEREST EXPENSE:
   Interest on deposits                                                        2,714,671              2,716,844
   Interest on borrowed funds                                                  1,236,783                598,809
                                                                            ------------             ----------
       Total interest expense                                                  3,951,454              3,315,653
                                                                               ---------              ---------
               Net interest income                                             3,744,048              3,751,276
   Provision for loan losses                                                     143,409                160,461
                                                                              ----------            -----------
               Net interest income after provision for loan losses             3,600,639              3,590,815
                                                                               ---------              ---------

OTHER INCOME:
   Service charges on deposit accounts                                           221,346                230,547
   Loan fees                                                                     107,799                 43,308
   Cash surrender value                                                           82,644                114,322
   Net securities (losses) gains                                                (209,250)                73,375
   Other charges, commission and fees                                            115,409                166,343
                                                                             -----------                -------
       Total other income                                                        317,948                627,895
                                                                             -----------                -------

OTHER EXPENSES:
   Salaries and employee benefits                                              1,645,922              1,611,819
   Building occupancy                                                            414,581                357,034
   Data processing expenses                                                      356,927                370,813
   Professional and other services                                               314,125                409,353
   Amortization of intangible asset                                              157,878                157,878
   Other expenses                                                                809,965                521,237
   Unusual items                                                                 578,176                      -
                                                                              ----------        ---------------
       Total other expenses                                                    4,277,574              3,428,134
                                                                               ---------              ---------
(Loss) income before income taxes                                               (358,987)               790,576
(Benefit) provision for income taxes                                             (26,343)               217,305
                                                                                ---------             ---------
Net (loss) income                                                              $(332,644)              $573,271
                                                                               ==========              ========

Net (loss) income per share - basic                                            $(0.13)                 $   0.22
                                                                               =======                 ========
 Net (loss) income per share - diluted                                         $(0.13)                 $   0.21
                                                                               =======                 ========


The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)






                                                                                                     Accum.
                                                    Add't                   Unearn      Unearned    Other
                                 Common  Stock      Paid in     Retained  Stock-Based     ESOP       Comp   Treasury
                               Shar       Amount    Capital     Earnings  Compensation   Shares      Loss     Stock        Total
------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1999      2,884,720 $288,472 $6,912,580 $18,121,372 $(981,125)  $(287,609) $(895,894) $(3,083,184) $20,074,612

Comprehensive loss:
 Net loss                                                        (332,644)                                                 (332,644)
 Other comprehensive loss,
  net of tax:
   Unrealized depreciation in
   available-for-sale securities, net
   of reclassification amount (Note 1)                                                            (250,642)                (250,642)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                               (332,644)                        (250,642)                (583,286)


ESOP shares earned                                      6,473                            25,201                               31,674

Treasury stock purchased                                                                                      (179,750)    (179,750)

Stock based compensation earned                                             435,141                                          435,141

Dividends declared (.12 per share)                                (311,293)                                                (311,293)
                               -----------------------------------------------------------------------------------------------------

Balance, June 30, 2000         2,884,720 $288,472 $6,919,053 $17,477,435 $(545,984) $(262,408) $(1,146,536) $(3,262,934) $19,467,098
                               =====================================================================================================



Note  1 -  Disclosure  of  reclassification  amount
 Unrealized net losses on securities:
       Unrealized holding losses arising during the period $(631,087)
       Less: reclassification adjustment for losses
               Included in net loss                          204,387
                                                            --------
                                                            (417,737)
       Income tax benefit                                    167,095
                                                         -----------
                                                           $(250,642)




The accompanying notes are an integral part of the consolidated financial statements

                                                      PATHFINDER BANCORP, INC.
                                                      STATEMENTS OF CASH FLOWS
                                      For the six months ended June 30, 2000 and June 30, 1999
                                                            (unaudited)

                                                                                June 30,                  June 30,
                                                                                  2000                     1999
                                                                             -----------                 --------
OPERATING ACTIVITIES:
   Net (loss) income                                                           $(332,644)                $573,271
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for loan losses                                                     143,409                  160,461
   ESOP and other stock-based compensation earned                                466,815                  274,400
   Realized loss/(gain) on:
      Sale of loans                                                                5,116                   22,756
      Available-for-sale investment securities                                   204,387                  (96,131)
   Depreciation                                                                  236,210                  199,521
   Amortization of intangibles                                                   157,878                  157,878
   Net accretion of premiums and discounts
      on investment securities                                                    (7,561)                  (4,248)
   (Increase)/decrease in interest receivable                                    (51,306)                 147,855
   Net change in other assets and liabilities                                     77,331                  237,753
                                                                          --------------           --------------
 Net cash provided by operating activities                                       899,636                1,673,516
                                                                           -------------           --------------

INVESTING ACTIVITIES
   Purchase of investment securities available-for-sale                       (5,353,725)             (18,338,720)
   Proceeds from maturities and principle reductions of
       investment securities available-for-sale                                1,193,957                6,089,768
   Proceeds from sale:
       Real estate acquired through foreclosure                                   84,081                   50,912
       Loans                                                                     566,823                2,007,026
       Available-for-sale investment securities                                5,300,432                       --
   Net increase in loans                                                      (7,561,649)              (4,890,053)
   Purchase of premises and equipment                                           (204,243)                (230,347)
   (Increase)/decrease in surrender value of life insurance                      (36,644)                 179,637
   Other investing activities                                                          -                  (11,094)
                                                                      ------------------           ---------------
 Net cash used in investing activities                                        (6,010,968)             (15,142,871)
                                                                            -------------            -------------

FINANCING ACTIVITIES
   Net increase  (decrease)  increase in demand  deposits,  NOW accounts savings accounts, money market deposit accounts
       and escrow deposits                                                     1,974,611               (2,744,286)
   Net increase  (decrease) increase in time deposits                          2,135,671                 (843,692)
   Net  proceeds from borrowings                                               1,431,000               14,835,500
   Cash dividends                                                               (309,696)                (294,740)
   Treasury stock purchased                                                     (179,750)                (813,453)
                                                                             ------------             ------------
  Net cash provided by financing activities                                    5,051,836               10,139,329
  Decrease in cash and cash equivalents                                          (59,496)              (3,330,026)
 Cash and cash equivalents at beginning of period                              4,280,255                6,516,238
                                                                             -----------              -----------
  Cash and cash equivalents at end of period                                  $4,220,759               $3,186,212
                                                                              ==========               ==========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $3,924,890               $3,208,116
   Income taxes paid                                                              48,000                  370,000

NON-CASH INVESTING ACTIVITY:
   Transfer of loans to other real estate                                      $550,335                $   37,547
   Decrease (increase) in unrealized gains and losses on available
       for sale investment securities                                            417,737               (1,375,995)

NON-CASH FINANCING ACTIVITY:
   Dividends declared and unpaid                                                $157,035                 $160,426
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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 31, 2000 and 1999.

     Operating results for the three months and six months ended June 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Earnings per Share

      Basic earnings per share have been computed by dividing net income (loss) for the three months and six months ended June 30, using 2,553,341 and 2,556,924 weighted average common shares outstanding for 2000 and 2,635,988 and 2,656,349 for 1999. Diluted earnings per share for the three month period ending June 30, 2000 and the three and six month periods ending June 30, 1999 have been computed using 2,554,894, 2,694,206 and, 2,714,567 weighted average common shares outstanding, respectively. Due to the loss incurred by the company during the first six months of 2000, the impact of outstanding options is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the six months ended June 30, 2000.

(3) Reclassifications

     Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

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

     General

     Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At June 30, 2000, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank. At June 30, 2000, 1,559,500 shares, or 59.6%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,057,745 shares, or 40.4%, was held by the public.

     The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loans, investment securities, federal funds sold and interest-bearing deposits, and its cost of funds consisting of interest expense on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, non interest income and non interest expense. Non-interest income is comprised of service charges on deposit accounts, loan fees, cash surrender value, other charges, commissions and fees and net securities gain and losses. Non-interest expense includes salaries and employee benefits, building occupancy, data processing expenses, professional and other services, amortization of intangible assets and income taxes. Earnings of the Company are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. These events are beyond the control of the Company.

     Trust Department

     During the fourth quarter of 1999, the Company began providing trust and custodial services. The Company incurred approximately $58,000 in expenses during the first six months of 2000 associated with trust operations.


     The following discussion presents material changes to the Company's financial condition and the results of operations for the three and six months ended June 30, 2000.

     Financial Condition

     Assets

     Total assets increased approximately $5.1 million, or 2.3%, to $221.4 million at June 30, 2000 from $216.3 million at December 31, 1999. The increase in total assets was primarily the result of a $6.3 million increase in net loans receivable, partially offset by a $1.8 million decrease in investment securities. Additionally, the Company experienced a $466,000, or 72.7%, increase in other real estate. The increase in net loans receivable is due to a $1.1 million increase in residential real estate loans, a $2.5 increase in commercial real estate loans, and a $2.2 million increase in commercial lines of credit. The increases in loan balances are a result of the Company competitively pricing residential and commercial mortgages and continued emphasis on increased commercial customer relationships. The increase in Other Real Estate Owned is primarily attributable to the foreclosure of 17 units of a multi-family lending relationship. The Company expects the sale of these units over the next six months at net pricing which approximates the carrying value of the properties.

     Liabilities

     Total liabilities increased by $5.7 million, to $201.9 million at June 30, 2000 from $196.2 million at December 31, 2000. The increase is primarily attributable to a $4.1 million, or 2.7%, increase in total deposits, combined with an increase in borrowed funds of $1.4 million, or 3.3%. The increase in deposits was comprised of a $1.7 million increase in time deposits, a $1.6 million in other interest bearing deposits, and a $700,000 increase in non- interest bearing deposits. The increase in deposit balances can be attributed to the company's competitive pricing of time deposit products, additional deposit relationships garnered through expanding commercial lending relationships, as well as funds moving out of equity markets into fixed income products.

     Liquidity and Capital Resources

     Shareholders' equity decreased $608,000, or 3.0%, to $19.5 million at June 30, 2000 from $20.1 million at December 31, 1999. The decrease in shareholder's equity is primarily the result of a $644,000 reduction in retained earnings, a $251,000 reduction in accumulated other comprehensive loss, and an increase in treasury stock of $180,000 relating to the acquisition of 22,000 shares as part of the Company's share repurchase program. The decrease in retained earnings is a result of the net loss incurred by the Company during the first six months of 2000, combined with dividends declared during the period. These decreases were partially offset by a $467,000 reduction in unearned ESOP and other stock based compensation.

     The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities, federal funds sold, earnings and funds provided from operations and borrowings. While scheduled principal amortization on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets which provide liquidity to meet lending requirements. For additional information about cash flows from the
     Company's operating, financing, and investing activities, see The Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and loan commitments. The Company also adjusts liquidity as appropriate to meet its assets and liability management objectives.

     Results of Operations

     The Company recorded net income of $301,000 and $286,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in net income of $15,000, or 5.2%, for the three months ended June 30, 2000, resulted primarily from a reduction of $123,000, or 6.8%, in operating expenses partially offset by decreases of $22,000 in net interest income after provision for loan losses, and $55,000 in other income. For the six months ended June 30, 2000, the Company recorded a net loss of approximately $333,000 as compared to net income of $573,000 for the same period in the prior year. The net loss recorded for the first six months of 2000 was a direct result of the net loss recorded by the Company during the first three months of the year. The Company's first quarter earnings were adversely impacted by certain unusual items, totaling approximately $578,000, and non-recurring charges totaling approximately $270,000. Additionally, the Company incurred losses of approximately $195,000 on the sale of investment securities during the first quarter of 2000. The unusual items charge consists primarily of amounts relating to the early retirement of certain employees and officers of $239,000, the acceleration of stock based benefits to retired officers of $314,000, and employee relocation charges of $25,000. The non-recurring charges consist of one time expenses associated with the change in name of the Company's banking subsidiary of approximately $114,000, and loan and ORE write-downs of approximately $156,000.

     Annualized return on average assets and return on average shareholders equity were .55% and 6.27%, respectively for the three months ended June 30, 2000 as compared to .55% and 5.26% for the second quarter of 1999. For the six months ended June 30, 2000, the same performance measurements were -.30% and -3.38%, as compared to .56% and 5.20% for the same period in the prior year.


     Interest Income

     Interest income, on a tax-equivalent basis, totaled $3.9 million for the quarter ended June 30, 2000, as compared to $3.6 million for the quarter ended June 30, 1999, an increase of $270,000, or 7.5%. The increase resulted primarily from an increase in the average balance of interest-earning assets to $201.4 million for the three months ended June 30, 2000 from $186.0 million in the prior year period, partially offset by a decrease in the yield on average interest-earning assets to 7.73% from 7.79%. The increase in the average balance of interest earning assets was comprised of a $5.5 million increase in the average balance of loans receivable, and an $11.6 million increase in the average balance of investment securities, partially offset by a $1.8 million decrease in interest bearing deposits. The yield reduction is principally the result of mortgage loan originations occurring at rates below the weighted average coupon of the existing loan portfolio which lowered the total portfolio yield.

     Interest income, on a tax equivalent basis, totaled $7.8 million for the six months ended June 30, 2000, as compared to $7.1 million for the same period in 1999, an increase of $623,000, or 8.7%. The increase resulted primarily from an increase in the average balance of interest-earning assets of $16.9 million, or 9.1%, partially offset by a reduction in the tax-equivalent yield on interest-earning assets to 7.71% from 7.74%.

     Interest income on loans receivable increased $103,000, or 3.8%, to $2.8 million for the three months ended June 30, 2000 as compared to the same period in the prior year. The increase in interest income on loans occurred from an increase in the average balance of loans receivable of $5.5 million, or 4.2%, to $135.6 million at June 30, 2000, from $130.1 million at June 30, 1999, offset by a reduction in the average yield on loans receivable to 8.26% from 8.29%. For the six months ended June 30, 2000 and 1999, interest income on loans receivable increased $175,000, or 3.3%. Average loans receivable increased $4.4 million while the yield on average loans receivable decreased to 8.25% from 8.27%. The increase in the average balance of loans receivable is comprised of originations of one-to-four family adjustable rate mortgage loans. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. The Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower initial rates charged on 5/1 ARMS.

     Interest income on the mortgage-backed securities portfolio increased by $45,000, or 14.0%, to $367,000 for the three months ended June 30, 2000, from $322,000 for the three months ended June 30, 1999. The increase in interest income on mortgage-backed securities resulted generally from an increase in the average balance on mortgage-backed securities of $2.7 million, partially offset by an decrease in the average yield on mortgage-backed securities to 6.73% from 6.75%. For the six months ended June 30, 2000 and 1999, interest income on mortgage-backed securities was $770,000 and $648,000, respectively, an increase of $122,000, or 18.8%. The increase in the average balance of mortgage backed securities reflects the continued utilization of mortgage- backed securities in repurchase agreement transactions by the Company, as well as a decline in prepayments experienced during the first six months of 2000 in response to the rising interest rate environment.

     Interest income on investment securities, on a tax equivalent basis, increased $147,000, or 25.3%, for the three months ended June 30, 2000 to $728,000 from $581,000 for the same period in 1999. The increase resulted primarily from an increase in the average balance of investment securities of $8.9 million, or 25.3%, to $43.9 million for the three months ended June 30, 2000, while the tax equivalent yield of investment securities remained relatively consistent at 6.63% for the quarters ended June 30, 2000 and 1999. The increase in average balance resulted from the purchase of investment securities in connection with the Company's wholesale growth strategy.

     For the six months ended June 30, 2000, tax equivalent interest income on investment securities increased $391,000, or 36.6%, to $1.5 million compared to $1.1 million for the same period in 1999. The increase resulted primarily from an increase in the average balance of investment securities of $11.2 million, combined with an increase in the tax equivalent yield on investment securities to 6.56% from 6.41%.

     Interest income on interest-earning deposits decreased $20,000, to $1,000 from $21,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease was primarily the result of a decrease of $1.8 million in the average balance of interest-earning deposits, combined with a decrease in the average yield on interest- earning deposits to 3.74% from 4.50%. For the six months ended June 30, 2000, interest income on interest-earning deposits decreased $55,000. This decrease is principally due to a reduction in the average balance of interest-earning deposits of $2.3 million when compared to the same period in the prior year.

     Interest Expense

     Interest expense for the quarter ended June 30, 2000 increased by approximately $332,000, or 20.0%, to $2.0 million from $1.7 million when compared to the same quarter for 1999. The increase in interest expense for the period was principally the result of an increase in the average balance of borrowed funds of $17.2 million, or 71.3%, to $41.2 million for the three months ended June 30, 2000 from $24.0 for the three months ended June 30, 1999, combined with an increase in the average cost of borrowed funds to 5.90% from 5.42%, and an increase in the average cost of interest bearing deposits to 3.82% from 3.65% for the same periods. These increases were partially offset by a decrease in the average balance of interest bearing deposits of $1.5 million, or 1.0%, to $144.9 million from $146.4 million for the periods ending June 30, 2000 and 1999 respectively. The increase in the average balance of borrowed funds is a result of the continued implementation of the Company's wholesale growth strategy. The increase in the average cost of borrowed funds and interest-bearing deposits was caused by increases in short term interest rates when comparing the second quarters of 2000 and 1999.

     For the six months ended June 30, 2000, interest expense increased $636,000, or 19.2%, when compared to the first six months of 1999. The increase in interest expense for the period was the result of an increase in the average balance of interest bearing liabilities of $20.5 million, combined with an increase in the average cost of interest bearing liabilities to 4.17% from 3.92%.

     Net Interest Income

     Net interest income decreased $58,000, or 3.0%, to $1.9 million, on a tax equivalent basis, for the three months ended June 30, 2000 when compared to the same period in the prior year. The decrease in net interest income for the quarter ended June 30, 2000, was primarily the result of the cost of interest-bearing liabilities increasing faster than the yield on interest earning assets during a period of rising short-term interest rates.

     For the six months ended June 30, 2000, net interest income declined $1,000 compared to the first half of 1999.

     Provision for Loan Losses

     The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended June 30, 2000 of $28,000, as compared to a provision of $63,000 for the three months ended
     June 30, 1999. For the six months ended June 30, 2000 and 1999, the provision for loan losses was $143,000 and $161,000, respectively. The decrease in provision for loan losses reflects lower net charge-offs for the periods compared. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at June 30, 2000 were .89% and 85.76%, respectively, as compared to .88% and 45.03% at June 30, 1999.

     Non-interest Income

     Non-interest income consists of servicing income on deposit accounts, loan fee income, cash surrender value from Bank owned life insurance, gain
     (loss) on sales of loans and investment securities and other operating income. Non-interest income decreased approximately $55,000, to $277,000 for the three months ended June 30, 2000 as compared to $322,000 for the prior year quarter. The decrease in non-interest income is attributable to a reduction in net securities gains and losses of $44,000, to a loss of $2,000, from a gain of $42,000, combined with reductions in the income recognized from investment services and the cash value of bank owned life insurance policies. This decrease was partially offset by increases in other service charges and loan servicing fees.


     For the six months ended June 30, 2000, non-interest income decreased $310,000, or 49.4%, compared to the same period in 1999. Non-interest income, exclusive of securities gains and losses, decreased $27,000, or 4.9%, for the six months ended June 30, 2000 as compared to the same period in the prior year. Net securities gains (losses) decreased $282,000, to a net loss of $209,000 for the period ending June 30, 2000, as compared to a gain of $73,000 in the prior year. These securities losses were incurred, in the first quarter of 2000, in conjunction with the reorganization of the Company's earning assets in an effort to improve future profitability.

     Noninterest Expense

     Non-interest expense decreased $123,000, or 6.8%, to $1.7 million for the three months ended June 30, 2000, as compared to the same period in 1999. The decrease in non-interest expense is primarily the result of an $88,000, or 35.6%, decrease in professional and other services, a $59,000, or 7.2%, decrease in salaries and employee benefits, and a $44,000, or 20.8%, decrease in data processing costs. These decreases were partially offset by an approximately $32,000 increase in building occupancy expenses, and a $36,000 increase in other expenses. The decrease in professional and other services is the result of non-recurring computer consulting expenses incurred in the in the second quarter of 1999, combined with reductions in legal service expense. The decrease in salary and employee benefits is the result of a workforce reorganization occurring at the end of the first quarter of 2000. The decrease in data processing expenses is the result of reductions in ongoing maintenance charges relating to the company's operating systems, combined with non-recurring expenses associated with preparation for Year 2000 during the second quarter of 1999. The increase in building occupancy expense is primarily the result of depreciation and other related expenses associated with a significant facility expansion that occurred during the fourth quarter of 1999. The majority of the increase in other expenses relates to the expenditure for supplies necessitated by the Bank's name change.

     For the six months ended June 30, 2000, non-interest expense increased $849,000, or 24.8%, to $4.3 million as compared to $3.4 million for the same period in 1999. Non-interest expenses for the first quarter of 2000 were adversely impacted by unusual items and non-recurring charges of approximately $789,000. Exclusive of the unusual and non-recurring charges, non-interest expenses increased $60,000, or 1.8%, to $3.5 million for the six months ended June 30, 2000 from $3.4 million when compared to the same period in the prior year.

     Income Taxes

     Income taxes increased approximately $33,000, or 33.5%, for the quarter ended June 30, 2000 as compared to the same period in the prior year. The increase is primarily a result of an increase in pretax income for the second quarter of 2000.

     For the six months ended June 30, 2000 and 1999, income tax (benefit) expense was a benefit of $26,000 and expense of $217,000, respectively.

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

     The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on its GAP position, net interest income, and the market value of portfolio equity to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-

     Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range; rather the Board of Directors has set parameters of percentage change by which net interest margin and the market value of portfolio equity are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

     Gap Analysis. At June 30, 2000, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $26.5 million, representing a cumulative one-year gap ratio of a negative 11.90%.

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


     Change in Interest Rates
        Increase(Decrease)
           Basis Points          Net Interest Income      Net Portfolio Value
           (Rate Shock)           Percentage Change       Percentage Change
            ----------            -----------------       -----------------
             300                        -26.12%                  -21.92%
             200                        -12.84%                  -14.86%
             100                        - 6.36%                 -  7.56%
         Base Case
            -100                          5.61%                    6.57%
            -200                          9.24%                    8.93%
            -300                          4.66%                    6.32%

     Part II - Other Information

     Legal Proceedings

     From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company

     Changes in Securities

     Not applicable

     Defaults upon Senior Securities

     Not applicable

     Submission of Matters to a Vote of Security Holders

     The Company's Meeting of Shareholders was held on April 26, 2000. The following are the items voted on and the results of the shareholder voting.

1. The election of Bruce E. Manwaring, L. William Nelson and George P. Joyce to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified. For Against

                  Bruce E. Manwaring                 2,069,760         214,022
                  L. William Nelson                  2,069,760         214,022
                  George P. Joyce                    2,069,760         214,022

     Set forth below are the names of the other directors of the Bank and their terms of office.

                            Name                          Term Expires
                            ----                          ---- -------
                  Steven Thomas                               2001
                  Corte Spencer                               2001
                  Janette Resnick                             2001
                  Chris Gagas                                 2002
                  Chris Burritt                               2002
                  Raymond Jung                                2002

2. 2. The ratification of the appointment of Pricewaterhouse Coopers as auditors for the fiscal year ending December 31, 2000.

                                     For          Against          Abstain
                                     ---          -------          -------
      Number of Votes           2,078,754         1,714            203,314

Other Information

On June 20, 2000 the Board of Directors declared a $.06 cash dividend to shareholders of record as of June 30, 2000, payable on July 15, 2000.

Exhibits and Reports on Form 8-K

None

                                   SIGNATUARES





     Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 PATHFINDER BANCORP, INC.


                                            /s/ Thomas W. Schneider
                                            ------------------------------------
Date:  August 10, 2000                      Thomas W. Schneider
                                            President, Chief Executive Officer

                                            /s/ James A. Dowd
                                            ------------------------------------
Date:  August 10, 2000                      James A. Dowd
                                            Vice President, Treasurer