Form 10-Q
period 2000-11-10
PATHFINDER BANCORP INC
filed 2000-11-13
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         SEC Exchange Act No. 000-23601

                            Pathfinder Bancorp, Inc.

               (Exact name of issuer as specified in its charter)


                                    Delaware

            (State or jurisdiction of incorporation or organization)


                                   16-1540137

                     (I.R.S. Employer Identification Number)


         214 W. 1st Street
         Oswego, New York                                        13126
 -------------------------------------                        ------------
(Address of principal executive office)                        (Zip Code)


         Company's telephone number, including area code: (315) 343-0057
                                                          --------------


                                 Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,617,245 shares of the Company's common stock outstanding as of November 10, 2000.

                            PATHFINDER BANCORP, INC.
                                      INDEX


PART 1    FINANCIAL INFORMATION                                          PAGE

Item 1.   Financial Statements

            o  Consolidated Balance Sheets                                1
            o  Consolidated Statements of Income                        2 - 3
            o  Consolidated Statements of Shareholders' Equity            4
            o  Consolidated Statements of Cash Flows                    5 - 6
            o  Notes to Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial             8 - 13
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   14 - 15


PART II   OTHER INFORMATION                                              16

          Item 1.  Legal proceedings
          Item 2.  Change in securities
          Item 3.  Default upon senior securities
          Item 4.  Submission of matters to a vote of security holders
          Item 5.  Other information
          Item 6.  Exhibits and reports on Form 8-K


SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              September 30, 2000 (unaudited) and December 31, 1999


                                               September 30,      December 31,
                                                   2000               1999
                                               ------------       ------------
              ASSETS
              ------
Cash and due from banks                        $  3,266,478       $  4,280,255
Federal funds sold                                  124,985                  -
                                               ------------       ------------
   Total cash and cash equivalents                3,391,463          4,280,255

Investment securities                            64,963,003         66,397,491
Mortgage loans held-for-sale                        507,863            697,405
Loans:
  Real estate                                   128,983,388        119,167,708
  Consumer and other                             15,873,270         12,129,363
                                               ------------       ------------
  Total loans                                   144,856,658        131,297,071
  Less: Allowance for loan losses                 1,245,252          1,149,677
        Unearned discounts and
        origination fees and costs, net             111,408             84,453
                                               ------------       ------------
   Loans receivable, net                        143,499,998        130,062,941

Premises and equipment, net                       4,791,774          4,869,553
Accrued interest receivable                       1,697,205          1,431,251
Other real estate                                 1,064,420            641,384
Intangible assets, net                            2,736,548          2,973,365
Other assets                                      5,362,598          4,969,908
                                               ------------       ------------
   Total assets                                $228,014,872       $216,323,553

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Interest bearing                             $150,920,807       $142,690,583
  Noninterest bearing                            10,871,689          9,745,513
                                               ------------       ------------
   Total deposits                               161,792,496        152,436,096
Borrowed funds                                   44,166,500         42,879,500
Other liabilities                                 1,843,624            933,345
                                               ------------       ------------
   Total liabilities                            207,802,620        196,248,941

Shareholders' equity:
  Common stock, par value $.10 per share;
   authorized 9,000,000 shares; issued
   2,884,720 shares; and 2,617,245 and
   2,639,245 shares outstanding for 2000
   and 1999, respectively                            288,472            288,472
  Additional paid in capital                       6,920,223          6,912,580
  Retained earnings                               17,582,917         18,121,372
  Unearned stock based compensation                 (496,370)          (981,125)
  Unearned ESOP shares                              (247,766)          (287,609)
  Accumulated other comprehensive loss              (572,290)          (895,894)
  Treasury stock, at cost; 267,475 and
   245,475 shares, respectively                   (3,262,934)        (3,083,184)
                                               -------------      -------------
  Total shareholders' equity                      20,212,252         20,074,612
                                               -------------      -------------
  Total liabilities and shareholders' equity   $ 228,014,872      $ 216,323,553
                                               =============      =============

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
      For the three months ended September 30, 2000 and September 30, 1999
                                   (unaudited)

                                               September 30,     September 30,
                                                   2000              1999
                                               -------------     -------------
INTEREST INCOME:
  Loans                                        $   2,959,114     $   2,715,917
  Interest and dividends on investments:
    U.S. Treasury and agencies                       189,369           147,735
    State and political subdivisions                  89,826            92,544
    Corporate                                        389,248           400,101
    Marketable equity securities                      68,916            32,511
    Mortgage-backed                                  355,752           400,021
    Federal funds sold and interest-bearing
     deposits                                          5,517             2,148
                                               -------------     -------------
      Total interest income                        4,057,742         3,790,977

INTEREST EXPENSE:
  Interest on deposits                             1,503,557         1,318,538
  Interest on borrowed funds                         705,557           497,975
                                               -------------     -------------
    Total interest expense                         2,209,114         1,816,513
                                               -------------     -------------
      Net interest income                          1,848,628         1,974,464
  Provision for loan losses                           49,697           151,151
                                               -------------     -------------
      Net interest income after provision
       for loan losses                             1,798,931         1,823,313
                                               -------------     -------------

OTHER INCOME:
  Service charges on deposit accounts                114,223           133,113
  Loan servicing fees                                 32,697            24,002
  Cash surrender value                                41,322            52,161
  Net securities losses                                 (199)          (53,541)
  Other charges, commission and fees                 100,175            84,053
                                               -------------     -------------
    Total other income                               288,218           239,788
                                               -------------     -------------

OTHER EXPENSES:
  Salaries and employee benefits                     717,386           861,315
  Building occupancy                                 188,760           196,945
  Data processing expenses                           259,183           209,513
  Professional and other services                    135,835           159,804
  Amortization of intangible asset                    78,939            78,939
  Other expenses                                     333,770           287,475
                                               -------------     -------------
    Total other expenses                           1,713,873         1,793,991
                                               -------------     -------------
Income before income taxes                           373,276           269,110
Provision for income taxes                           115,935            73,691
                                               -------------     -------------
Net income                                     $     257,341     $   $ 195,419
                                               =============     =============
Net income per share - basic                   $         .10     $        0.08
                                               =============     =============
Net income per share - diluted                 $         .10     $        0.07
                                               =============     =============


The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
      For the nine months ended September 30, 2000 and September 30, 1999
                                   (unaudited)

                                                September 30,     September 30,
                                                    2000              1999
                                                -------------     ------------
INTEREST INCOME:
  Loans                                         $   8,489,387     $  8,071,110
  Interest and dividends on investments:
    U.S. Treasury and agencies                        595,114          200,222
    State and political subdivisions                  272,958          263,088
    Corporate                                       1,119,452        1,141,047
    Marketable equity securities                      143,498           76,430
    Mortgage-backed                                 1,125,757        1,047,584
    Federal funds sold and interest-bearing
     deposits                                           7,078           58,425
                                                -------------     ------------
       Total interest income                       11,753,244       10,857,906

INTEREST EXPENSE:
  Interest on deposits                              4,218,228        4,035,382
  Interest on borrowed funds                        1,942,340        1,096,784
                                                -------------     ------------
       Total interest expense                       6,160,568        5,132,166
                                                -------------     ------------
          Net interest income                       5,592,676        5,725,740
   Provision for loan losses                          193,106          311,612
                                                -------------     ------------
          Net interest income after provision
            for loan losses                         5,399,570        5,414,128
                                                -------------     ------------
OTHER INCOME:
  Service charges on deposit accounts                 335,569          363,660
  Loan servicing fees                                  94,671           67,310
  Cash surrender value                                123,966          166,483
  Net securities (losses) gains                      (209,449)          19,834
  Other charges, commission and fees                  261,409          250,396
                                                -------------     ------------
       Total other income                             606,166          867,683
                                                -------------     ------------

OTHER EXPENSES:
  Salaries and employee benefits                    2,363,308        2,473,134
  Building occupancy                                  603,341          553,979
  Data processing expenses                            616,110          580,326
  Professional and other services                     449,960          569,157
  Amortization of intangible asset                    236,817          236,817
  Other expenses                                    1,143,735          808,712
  Unusual items                                       578,176                -
                                                -------------     ------------
    Total other expenses                            5,991,447        5,222,125
                                                -------------     ------------
Income before income taxes                             14,289        1,059,686
Provision for income taxes                             89,592          290,996
                                                -------------     ------------
Net (loss) income                               $     (75,303)    $    768,690
                                                =============     ============
Net (loss) income per share - basic             $       (0.03)    $       0.28
                                                =============     ============
Net (loss) income per share - diluted           $       (0.03)    $       0.27
                                                =============     ============

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)


                                                                                                Accum.
                                Common  Stock       Add't                Unearned    Unearned   Other
                            --------------------   Paid in   Retained   Stock-Based    ESOP     Comp.       Treasury
                             Shares      Amount    Capital   Earnings   Compensation  Shares    Loss          Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999  2,884,720  $288,472  $6,912,580 $18,121,372 $ (981,125) $(287,609) $(895,894)  $(3,083,184) $20,074,612

Comprehensive loss:
 Net loss                                                       (75,303)                                                    (75,302)
 Other comprehensive loss,
  net of tax:
   Unrealized depreciation
   in available-for-sale
   securities, net of
   reclassification amount (Note 1)                                                              323,604                    323,604
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                              (75,303)                         323,604                    248,302

ESOP shares earned                                    7,643                            39,843                                47,486

Treasury stock purchased                                                                                      (179,750)    (179,750)

Stock based compensation
  earned                                                                   484,755                                          484,755

Dividends declared
 (.18 per share)                                               (463,152)                                                   (463,153)
                          ------------ --------- ------------ ----------  ---------- ---------  ---------- -----------  -----------
Balance,
  September 30, 2000         2,884,720 $ 288,472 $  6,920,223 $17,582,917 $(496,370) $(247,766) $(572,290) $(3,262,934) $20,212,252
                          ============ ========= ============ =========== ========== ========== ========== ============ ===========


Note 1 - Disclosure of
  reclassification amount
 Unrealized net gains on securities:
  Unrealized holding gains arising
   during the period                   $ 743,474
  Less: reclassification adjustment
   for losses
    Included in net income               204,134
                                       ---------
                                         539,340
   Income tax provision                 (215,736)
                                       ---------
                                       $(323,604)

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2000 and September 30, 1999
                                   (unaudited)

                                            September 30,        September 30,
                                                2000                 1999
                                            -------------        -------------
OPERATING ACTIVITIES:
 Net (loss) income                          $    (75,303)        $     768,690
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Provision for loan losses                     193,106               311,612
   ESOP and other stock-based compensation
    earned                                       532,241               661,055
   Realized loss/(gain) on:
    Sale of real estate acquired through
     foreclosure                                   1,053                    --
    Sale of loans                                  5,315               (77,262)
    Available-for-sale investment securities     204,134                57,428
   Depreciation                                  356,383               311,520
   Amortization of intangibles                   236,817               236,817
   Net accretion of premiums and discounts on
    investment securities                        (12,533)               36,270
   Increase in interest receivable              (265,954)             (205,332)
   Net change in other assets and liabilities    379,422               205,079
                                             -----------          ------------
 Net cash provided by operating activities     1,554,681             2,196,766
                                             -----------          ------------

INVESTING ACTIVITIES:
   Purchase of investment securities available
    for sale                                  (5,442,232)          (25,252,470)
   Proceeds from maturities and principle
    reductions of investment securities
    available for sale                         1,923,771             8,168,758
   Proceeds from sale of:
    Real estate acquired through foreclosure     213,544                50,912
    Loans                                        898,610             4,082,918
    Available-for-sale investment securities   5,300,685                    --
   Net increase in loans                     (14,982,179)           (8,754,625)
   Purchase of premises and equipment           (278,604)             (368,030)
   (Increase) decrease in surrender value of
    life insurance                               (77,966)              127,476
   Other investing activities                         --               (25,569)
                                             -----------          ------------
 Net cash used in investing activities       (12,444,371)          (21,970,630)
                                             -----------          ------------

FINANCING ACTIVITIES
 Netincrease (decrease) in demand deposits,
  NOW accounts,  savings accounts, money
  market deposit accounts and escrow accounts
  and escrow deposits                            852,416             5,227,471)
 Net increase (decrease) increase in time
  deposits                                     8,503,984            (1,520,470)
 Net proceeds from borrowings                  1,287,000            24,573,500
 Proceeds from stock option exercised                 --                47,727
 Cash dividends                                 (462,752)             (455,583)
 Treasury stock purchased                       (179,750)             (987,353)
                                             -----------          ------------
Net cash provided by financing activities     10,000,898            16,430,350
Decrease in cash and cash equivalents           (888,792)           (3,343,514)
Cash and cash equivalents at beginning of
  period                                       4,280,255             6,516,238
                                             -----------          ------------
 Cash and cash equivalents at end of period  $ 3,391,463          $  3,172,724
                                             ===========          ============

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2000 and September 30, 1999
                                   (unaudited)

                                               September 30,     September 30,
                                                   2000              1999
                                               -------------     -------------

CASH PAID DURING THE PERIOD FOR:

 Interest                                      $   6,100,781     $   4,976,031
 Income taxes paid                                    73,000           475,000

NON-CASH INVESTING ACTIVITY:

 Transfer of loans to other real estate        $     637,633     $      92,592
 (Increase) decrease in unrealized gains
   and losses on available for sale
   investment securities                            (539,340)        2,710,913
 Loans securitized and held as investments                --         2,049,818

NON-CASH FINANCING ACTIVITY:

 Dividends declared and unpaid                 $     151,860     $     159,663

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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2000 and 1999.

     Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Earnings per Share

     Basic earnings per share have been computed by dividing net income (loss) for the three months and nine months ended September 30, using 2,557,189 and 2,537,425 weighted average common shares outstanding for 2000 and 2,618,314 and 2,643,531 for 1999. Diluted earnings per share for the three month period ending September 30, 2000 and the three and nine month periods ending September 30, 1999 have been computed using 2,558,596, 2,649,453 and 2,704,652 weighted average common shares outstanding, respectively. Due to the loss incurred by the company during the first nine months of 2000, the impact of outstanding options is anti- dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the nine months ended September 30, 2000.

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

General

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At September 30, 2000, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank. At September 30, 2000, 1,570,298 shares, or 60.0%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,046,947 shares, or 40.0%, was held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loans, investment securities, federal funds sold and interest-bearing deposits, and its cost of funds consisting of interest expense on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, non interest income and non interest expense. Noninterest income is comprised of service charges on deposit accounts, loan fees, cash surrender value, other charges, commissions and fees and net securities gain and losses. Noninterest expense includes salaries and employee benefits, building occupancy, data processing expenses, professional and other services, amortization of intangible assets and income taxes. Earnings of the Company are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. These events are beyond the control of the Company.

Trust Department

During the fourth quarter of 1999, the Company began providing trust and custodial services. The Trust Department generated approximately $3,000 in revenue, while incurring approximately $80,000 in expenses during the first nine months of 2000 associated with trust operations.

The following discussion presents material changes to the Company's financial condition and the results of operations for the three and nine months ended September 30, 2000.

Financial Condition

Assets

Total assets increased approximately $11.7 million, or 5.4%, to $228.0 million at September 30, 2000 from $216.3 million at December 31, 1999. The increase in total assets was primarily the result of a $13.4 million increase in net loans receivable, partially offset by a $1.4 million decrease in investment securities. The increase in net loans receivable is due to a $5.1 million increase in residential real estate loans, a $3.9 increase in commercial real estate loans, and a $2.9 million increase in commercial lines of credit. The increases in loan balances are a result of the Company competitively pricing residential and commercial mortgages and continued emphasis on increased commercial customer relationships.

Liabilities

Total liabilities increased by $11.6 million, to $207.8 million at September 30, 2000 from $196.2 million at December 31, 2000. The increase is primarily attributable to a $9.4 million, or 6.1%, increase in total deposits, combined with an increase in borrowed funds of $1.3 million, or 3.0%. The increase in deposits was primarily comprised of an $8.1 million increase in time deposits, a $1.1 million increase in noninterest bearing deposits and a $200,000 increase in other interest bearing deposits. The increase in deposit balances can be attributed to the Company's competitive pricing of time deposit products, as well as additional deposit relationships garnered through expanding commercial and residential lending relationships.

Liquidity and Capital Resources

Shareholders' equity increased $138,000, or .7%, to $20.2 million at September 30, 2000 from $20.1 million at December 31, 1999. The increase in shareholders' equity is primarily the result of a $324,000 reduction in accumulated other comprehensive loss, and a $525,000 reduction in unearned ESOP and other stock based compensation. Retained earnings decreased $539,000 as the result of the net loss of $333,000 incurred by the Company during the first six months of 2000 combined with dividends declared during this period. Treasury stock increased approximately $180,000 relating to the acquisition of 22,000 shares as part of the Company's share repurchase program.

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

Results of Operations

The Company recorded net income of $257,000 and $195,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in net income of $62,000, or 31.8%, for the three months ended September 30, 2000, resulted primarily from an increase in other income of $48,000, or 20.0%, and a reduction of $80,000, or 4.5%, in operating expenses, partially offset by a decrease of $24,000 in net interest income after provision for loan losses. For the nine months ended September 30, 2000, the Company recorded a net loss of approximately $75,000 as compared to net income of $769,000 for the same period in the prior year. The net loss recorded for the first nine months of 2000 was a direct result of the net loss recorded by the Company during the first quarter of the year. The Company's first quarter earnings were adversely impacted by certain unusual items, totaling approximately $578,000, and non-recurring charges totaling approximately $270,000. Additionally, the Company incurred losses of approximately $195,000 on the sale of investment securities during the first quarter of 2000. The unusual items charge consists primarily of amounts relating to the early retirement of certain employees and officers of $239,000, the acceleration of stock based benefits to retired officers of $314,000, and employee relocation charges of $25,000. The non-recurring charges consist of one time expenses associated with the change in name of the Company's banking subsidiary of approximately $114,000, and loan and ORE write-downs of approximately $156,000.

Annualized return on average assets and return on average shareholders equity were .46% and 5.17%, respectively for the three months ended September 30, 2000 as compared to .36% and 3.75% for the third quarter of 1999. For the nine months ended September 30, 2000, the same performance measurements were (.05%) and (.51%), as compared to .49% and 4.76% for the same period in the prior year.

Interest Income

Interest income, on a tax-equivalent basis, totaled $4.1 million for the quarter ended September 30, 2000, as compared to $3.8 million for the quarter ended September 30, 1999, an increase of $269,000, or 7.0%. The increase resulted primarily from an increase in the average balance of interest-earning assets to $207.6 million for the three months ended September 30, 2000 from $200.4 million in the prior year period, combined with an increase in the yield on average interest-earning assets to 7.91% from 7.66%. The increase in the average balance of interest earning assets was comprised of a $9.4 million increase in the average balance of loans receivable, partially offset by a $2.2 million decrease in investment securities. The yield increase is principally the result of commercial loan originations at rates exceeding the existing weighted average portfolio yield.

Interest income, on a tax equivalent basis, totaled $11.9 million for the nine months ended September 30, 2000, as compared to $11.0 million for the same period in 1999, an increase of $871,000, or 7.9%. The increase resulted primarily from an increase in the average balance of interest-earning assets of $12.3 million, or 6.5%, combined with an increase in the tax-equivalent yield on interest-earning assets to 7.76% from 7.66%.

Interest income on loans receivable increased $243,000, or 8.9%, to $3.0 million for the three months ended September 30, 2000 as compared to the same period in the prior year. The increase in interest income on loans occurred from an increase in the average balance of loans receivable of $9.4 million, or 7.1%, to $141.3 million at September 30, 2000, from $131.9 million at September 30, 1999, and an increase in average yield on loans receivable to 8.38% from 8.26%. For the nine months ended September 30, 2000 and 1999, interest income on loans receivable increased $418,000, or 5.2%. Average loans receivable increased $5.8 million while the yield on average loans receivable increased to 8.30% from 8.26%. The increase in the average balance of loans receivable is comprised of originations of one-to-four family adjustable rate mortgage loans. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortized over 30 years. The Company also experienced an increase in the origination of commercial real estate and business loans. The increase in the yield on average loans receivable was attributable to commercial loan originations occurring at rates exceeding the weighted average yield of the existing loan portfolio.

Interest income on the mortgage-backed securities portfolio decreased by $44,000, or 11.0%, to $356,000 for the three months ended September 30, 2000, from $400,000 for the three months ended September 30, 1999. The decrease in interest income on mortgage-backed securities resulted generally from a reduction in the average balance on mortgage-backed securities of $2.7 million, partially offset by an increase in the average yield on mortgage-backed securities to 6.71% from 6.68%. For the nine months ended September 30, 2000 and 1999, interest income on mortgage-backed securities was $1,126,000 and $1,048,000, respectively, an increase of $78,000, or 7.4%. The decrease in the average balance of mortgage backed securities reflects the scheduled amortization and prepayments of principle on the underlying mortgage loans. The principle reductions have been utilized to fund existing loan demand, rather than being reinvested into the mortgage-backed security portfolio.

Interest income on investment securities, on a tax equivalent basis, increased $77,000, or 10.8%, for the three months ended September 30, 2000 to $788,000 from $711,000 for the same period in 1999. The increase resulted primarily from an increase in the average tax equivalent yield of investment securities to 7.01% from 6.40%, combined with an increase in the average balance of investment securities of $537,000, or 1.2%, to $45.0 million for the three months ended September 30, 2000. The increase in the average tax equivalent yield of investment securities is a result of a restructuring of the securities portfolio during the first quarter of 2000, where lower yielding securities were sold at a loss. In addition to the portfolio restructuring, a general rise in the interest rate environment has contributed to the increase in the average tax equivalent yield of investment securities.

For the nine months ended September 30, 2000, tax equivalent interest income on investment securities increased $442,000, or 24.7%, to $2.2 million compared to $1.8 million for the same period in 1999. The increase resulted primarily from an increase in the average balance of investment securities of $6.5 million, combined with an increase in the tax equivalent yield on investment securities to 6.66% from 6.25%.

Interest income on interest-earning deposits increased $4,000, to $6,000 from $2,000 for the three months ended September 30, 2000 and 1999, respectively. The increase is primarily the result of a $285,000 increase in the average balance of interest earning deposits. For the nine months ended September 30, 2000, interest income on interest-earning deposits decreased $51,000. This decrease is principally the result of a $1.4 million reduction in the average balance of interest-earning deposits, partially offset by an increase in the average yield on interest earning deposits to 5.45% from 5.02%.

Interest Expense

Interest  expense  for  the  quarter  ended  September  30,  2000  increased  by approximately $393,000, or 21.6%, to $2.2 million from $1.8 million when compared to the same quarter for 1999. The increase in interest expense for the period was principally the result of increases in the average balance of deposits and borrowed funds, as well as increases in the costs of deposits and borrowings. The average balance of borrowed funds increased $8.3 million, or 22.9%, to $44.6 million for the three months ended September 30, 2000 from $36.3 for the three months ended September 30, 1999. The average cost of borrowed funds increased to 6.33% from 5.49% when comparing the same periods. The average balance of interest bearing deposits increased $1.8 million, or 1.4%, when comparing the third quarter of 2000 to the same period during 1999. The average cost of interest bearing deposits increased to 4.08% for the quarter ended September 30, 2000 from 3.64% for the same period during 1999. The increase in the average balance of borrowed funds is a result of the continued implementation of the Company's wholesale growth strategy. The increase in the average cost of borrowed funds and interest-bearing deposits was caused by increases in short term interest rates when comparing the third quarters of 2000 and 1999.

For the nine months ended September 30, 2000, interest expense increased $1,028,000, or 20.0%, when compared to the first nine months of 1999. The increase in interest expense for the period was the result of an increase in the average balance of interest bearing liabilities of $15.3 million, combined with an increase in the average cost of interest bearing liabilities to 4.36% from 3.95%.

Net Interest Income

Net interest income decreased $124,000, or 6.1%, to $1.9 million, on a tax equivalent basis, for the three months ended September 30, 2000 when compared to the same period in the prior year. The decrease in net interest income for the quarter ended September 30, 2000, was primarily the result of the cost of interest-bearing liabilities increasing faster than the yield on interest earning assets. The cost of interest bearing liabilities rises as relatively short term interest bearings deposits and borrowings reprice more rapidly during periods of rising short term interest rates. This trend is evidenced by the compression of the Bank's net interest rate spread to 3.31% for the three months ended September 30, 2000 from 3.65% for the three months ended September 30, 1999.

For the nine months ended September 30, 2000, net interest income declined $158,000 when compared to the same period in 1999.

Provision for Loan Losses

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended September 30, 2000 of $50,000, as compared to a provision of $151,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the provision for loan losses was $193,000 and $312,000, respectively. The decrease in provision for loan losses reflects improved ratios of allowance for loan losses as a percentage of total loans and non-performing loans. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at September 30, 2000 were .86% and 66.86%, respectively, as compared to .85% and 54.33% at September 30, 1999.

Noninterest Income

Noninterest income consists of servicing income on deposit accounts, loan fee income, cash surrender value from Bank owned life insurance, gain (loss) on sales of loans and investment securities and other operating income. Noninterest income increased approximately $48,000, to $288,000 for the three months ended September 30, 2000 as compared to $240,000 for the prior year quarter. The increase in noninterest income is attributable to a $16,000 increase in commission and fees, a $9,000 increase in loan servicing fees, combined with a reduction in net securities gains and losses of $53,000. This increase was partially offset by a reduction in the income generated from the cash value of bank owned life insurance policies and decreases of service charges associated with deposit accounts.

For the nine months ended September 30, 2000, noninterest income decreased $262,000, or 30.1%, compared to the same period in 1999. Noninterest income, exclusive of securities gains and losses, decreased $32,000, or 3.8%, for the nine months ended September 30, 2000 as compared to the same period in the prior year. Net securities gains (losses) decreased $229,000, to a net loss of $209,000 for the period ending September 30, 2000, as compared to a gain of $20,000 in the prior year. These securities losses were incurred in the first quarter of 2000, in conjunction with a reorganization of the Company's securities portfolio in an effort to improve future profitability.

Noninterest Expense

Noninterest expense decreased $80,000, or 4.5%, to $1.7 million for the three months ended September 30, 2000, as compared to the same period in 1999. The decrease in noninterest expense is primarily the result of a $144,000, or 16.7%, decrease in salaries and employee benefits, a $24,000, or 15.0%, decrease in professional and other services and a $8,000, or 4.2%, decrease in building occupancy expense. These decreases were partially offset by increases in data processing expenses and other operating expenses of approximately $50,000 and $46,000, respectively. The decrease in salary and employee benefits is the result of a workforce reorganization occurring at the end of the first quarter of 2000. The decrease in professional and other services is the result of non-recurring computer consulting expenses incurred in the third quarter of 1999, combined with reductions in legal service expense. Data processing expenses increased as a result of rising hardware maintenance and operating system licensing charges on the Bank's mainframe computer. The majority of the increase in other expenses relates to the expenditure for supplies necessitated by the Bank's name change.

For the nine months ended September 30, 2000, noninterest expense increased $769,000, or 14.7%, to $6.0 million as compared to $5.2 million for the same period in 1999. Noninterest expenses for the first quarter of 2000 were adversely impacted by unusual items and non-recurring charges of approximately $789,000. Exclusive of the unusual and non-recurring charges, noninterest expenses decreased $20,000, or .4%, to $5.2 million for the nine months ended September 30, 2000 from $5.2 million when compared to the same period in the prior year.

Income Taxes

Income taxes increased approximately $42,000, or 57.0%, for the quarter ended September 30, 2000 as compared to the same period in the prior year. The increase is primarily a result of an increase in pretax income for the third quarter of 2000.

For the nine months ended September 30, 2000 and 1999, income tax expense was $90,000 and $291,000, respectively.

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

Gap Analysis. At September 30, 2000, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $26.4 million, representing a cumulative one-year gap ratio of a negative 11.56%.

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

 Change in Interest Rate
   Increase(Decrease)
       Basis Points           Net Interest Income         Net Portfolio Value
       (Rate Shock)            Percentage Change           Percentage Change

          300                        -17.08%                    -21.79%
          200                        -11.14%                    -14.75%
          100                        - 5.49%                    - 7.50%
        Base Case
         -100                          4.28%                      5.99%
         -200                          6.76%                      7.86%
         -300                          3.75%                      4.65%

Part II - Other Information

Legal Proceedings

From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company.

Changes in Securities

Not applicable

Defaults upon Senior Securities

Not applicable

Submission of Matter to a Vote of Security Holders

Not applicable

Other Information

On September 19, 2000 the Board of Directors declared a $.06 cash dividend to shareholders of record as of September 30, 2000, payable on October 16, 2000.

Exhibits and Reports on Form 8-K

None

                                   SIGNATURES




     Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PATHFINDER BANCORP, INC.



                                            /s/ Thomas W. Schneider
                                            ____________________________________
Date:    November 9, 2000                   Thomas W. Schneider
                                            President, Chief Executive Officer


                                            /s/ James A. Dowd
                                            ____________________________________
Date:    November 9, 2000                   James A. Dowd
                                            Vice President, Treasurer