Form 10-K
period 2000-12-31
PATHFINDER BANCORP INC
filed 2001-03-30
CIK 1046188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transaction period from ___________________ to ______________________

                       Commission File Number: 000-23601

                            PATHFINDER BANCORP, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                    16-1540137
----------------------------------       ---------------------------------------
 (State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)

   214 West First Street, Oswego, NY                     13126
---------------------------------------               ------------
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

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

      As of February 28, 2001, there were 2,884,720 shares issued and 2,601,495 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 2001 ($6.42) was $4,765,206.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2000 (Parts II and IV).

2.    Proxy Statement for the 2001 Annual Meeting of Stockholders (Parts I and
      III).

                                     PART I

ITEM 1. Business

General

Pathfinder Bancorp, Inc.

      Pathfinder Bancorp, Inc. (the "Company") is a Delaware corporation which was organized in September 1997. The only significant asset of the Company is its investment in Pathfinder Bank (the "Bank"). The Company is majority owned by Pathfinder Bancorp, MHC, a New York-chartered mutual holding company (the "Mutual Holding Company"). On December 30, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of outstanding Bank common stock was automatically converted into one share of Company common stock, par value $.l0 per share (the "Common Stock"). At February 28, 2001 the Mutual Holding Company held 1,578,239 shares of Common Stock and the public held 1,023,256 shares of Common Stock (the "Minority Shareholders").

      The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

Pathfinder Bank

      The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has five full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 2000, the Bank had total assets of $231.8 million, total deposits of $161.5 million, and shareholders' equity of $21.0 million.

      The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 2000, $134.6 million, or 90.3% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $97.3 million, or 72.3%, were loans secured by one- to four-family residences, $25.8 million, or 19.2%, were secured by commercial real estate, $1.6 million, or 1.2%, were secured by multi-family properties and $10.0 million, or 7.3%, of total real estate loans, were secured by second liens on residential properties. The Bank also originates commercial and consumer loans which totaled $15.9 million, or 10.7%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

      The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

      In April 1999 the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2000 Pathfinder REIT, Inc. held $27.4 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments includes loan and investments that are held by Pathfinder REIT, Inc.

Market Area and Competition

      The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego. The major manufacturing employers in the Bank's market area are Niagara Mohawk, Alcan, Entergy, Nestle and Sealright, a food container manufacturer. The Bank is the second largest financial institution headquartered in Oswego County. However, the Bank encounters competition from a variety of sources. The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas.

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

Lending Activities

      Loan Portfolio Composition. The Bank's loan portfolio primarily consists of one-to-four family mortgage loans secured by residential and investment properties, as well as mortgage loans secured by multi-family residences and commercial real estate. To a lesser extent the Bank's loan portfolio also includes consumer and business loans. The Bank generally originates loans for retention in its portfolio, however during 2000, the Bank sold approximately $875,000 into the secondary market. The loan sales resulted in approximately $8,000 in capitalized servicing rights. At December 31, 2000, $740,000, or 0.8% of the Bank's total one-to-four family real estate portfolio consisted of loans held for sale. In recent years, the Bank has not purchased loans originated by other lenders.

      Analysis of Loan Portfolio. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                    Years Ended December 31,
                                  -----------------------------------------------------------------------------------------
                                          2000                    1999                   1998                   1997
                                  --------------------     -------------------    -------------------    ------------------
                                    Amount     Percent       Amount    Percent     Amount     Percent     Amount    Percent
                                  ---------    -------     ---------   -------    ---------   -------    ---------  -------
                                                                                      (Dollars in Thousands)
Real estate loans:
  First mortgage loans(1)(3) ...  $ 124,636       83.6%    $ 110,374      84.4%   $ 109,372      85.3%   $ 102,403     84.2%

  Second mortgage loans(2) .....      9,978        6.7         9,492       7.3        9,631       7.5        9,561      7.9
                                  ---------    -------     ---------   -------    ---------   -------    ---------  -------
Total real estate loans ........    134,614       90.3       119,866      91.7      119,003      92.8      111,964     92.1
                                  ---------    -------     ---------   -------    ---------   -------    ---------  -------

Commercial and consumer loans:
  Consumer .....................      2,998        2.0         3,482       2.7        4,073       3.2        4,278      3.5
  Student ......................         11         --            12        --           12        --           13       --
  Lease financing ..............        237        .02           278       0.2          350       0.3          564      0.5
  Commercial business loans ....     12,636        8.5         8,357       6.4        5,900       4.6        5,908      4.9
                                  ---------    -------     ---------   -------    ---------   -------    ---------  -------
   Total commercial and consumer
      loans ....................     15,882       10.7        12,129       9.3       10,335       8.1       10,763      8.9
                                  ---------    -------     ---------   -------    ---------   -------    ---------  -------
   Total loans receivable ......    150,496      101.0       131,995     101.0      129,338     100.9      122,727    101.0

Less:
  Unearned discount and
   origination fees ............       (120)      (0.1)          (84)     (0.1)        (199)     (0.2)        (314)    (0.3)
  Allowance for loan losses ....     (1,274)      (0.9)       (1,150)     (0.9)        (939)     (0.7)        (828)    (0.7)
                                  ---------    -------     ---------   -------    ---------   -------    ---------  -------
   Total loans receivable, net .  $ 149,102      100.0%    $ 130,761     100.0%   $ 128,200     100.0%   $ 121,585    100.0%
                                  =========    =======     =========   =======    =========   =======    =========  =======

                                 Years Ended December 31,
                                  -------------------
                                          1996
                                  -------------------
                                    Amount    Percent
                                  ---------   -------
                                 (Dollars in Thousands)
Real estate loans:
  First mortgage loans(1)(3) ...  $  90,761      83.5%

  Second mortgage loans(2) .....      9,082       8.3
                                  ---------   -------
Total real estate loans ........     99,843      91.8
                                  ---------   -------

Commercial and consumer loans:
  Consumer .....................      3,481       3.2
  Student ......................         58       0.1
  Lease financing ..............      1,153       1.1
  Commercial business loans ....      5,482       5.0
                                  ---------   -------
   Total commercial and consumer
      loans ....................     10,174       9.4
                                  ---------   -------
   Total loans receivable ......    110,017     101.2

Less:
  Unearned discount and
   origination fees ............       (368)     (0.4)
  Allowance for loan losses ....       (907)     (0.8)
                                  ---------   -------
   Total loans receivable, net .  $ 108,742    100.00%
                                  =========   =======

(1) Includes $96.5 million, $25.8 million and $1.6 million of one- to four-family residential loans, commercial real estate and multi-family loans, respectively, at December 31, 2000.

(2) Includes $3.3 million and $6.6 million of home equity line of credit loans and home equity fixed rate, fixed term loans, respectively, at December 31, 2000.

(3)   Includes $740,000 of mortgage loans held for sale at December 31, 2000.

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2000, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                           One          Three        Five          Ten          Beyond
                                              Within     Through       Through      Through      Through        Twenty
                                             One Year  Three Years    Five Years   Ten Years    Twenty Years     Years      Total
                                            --------- --------------  ----------   ----------   ------------    -------    --------
                                                                                 (In Thousands)
Real estate loans:
   First mortgage loans...................  $  29,519    $   26,816   $   24,040   $   14,414   $   24,872      $  4,975  $  124,636
   Second mortgage loans..................      3,403           411        1,161        4,604          399            --       9,978
    Commercial and consumer loans.........      9,651         1,814        2,683        1,276          458            --      15,882
                                            ---------    ----------   ----------   ----------   ----------      --------  ----------
     Total loans..........................  $  42,573    $   29,041   $   27,884   $   20,294   $   25,729      $  4,975  $ 150,496
                                            =========    ==========   ==========   ==========   ==========      ========  ==========

      The following table sets forth at December 31, 2000, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 2001.

                                                                             Fixed              Adjustable            Total
                                                                           ----------           ----------          ----------
                                                                                             (In Thousands)
Real estate loans:
   First mortgage loans.................................................   $   52,675           $   42,442          $   95,117
   Second mortgage loans................................................        6,575                   --               6,575
    Commercial and consumer loans.......................................        6,231                   --               6,231
                                                                           ----------           ----------          ----------
      Total loans.......................................................   $   65,481           $   42,442          $  107,923
                                                                           ==========           ==========          ==========

      One- to Four-Family Residential Mortgage Loans. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. A portion of one- to four-family mortgage loans originated by the Bank are secured by non-owner occupied homes which are primarily used to furnish housing to students attending the SUNY College at Oswego. The Bank generally retains in its portfolio all ARM loans that it originates. However, the Bank generally underwrites its loans so as to be eligible for resale in the secondary mortgage market. At December 31, 2000, approximately 96.5% of the Bank's one- to four-family residential real estate loans were secured by owner-occupied properties.

      Fixed-rate one- to four-family residential mortgage loans originated by the Bank are originated with terms of up to 30 years (although fixed rate loans held in portfolio are generally limited to terms of 20 years or less), amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates. An origination fee of up to 3% is charged on fixed-rate mortgage loans. As a result of the low interest rate environment that has existed in recent years, many of the Bank's borrowers have refinanced their mortgage loans with the Bank at lower interest rates. During years ended December 31, 2000 and 1999, 12.8% and 43.9%, respectively, of the Bank's one- to four-family mortgage loan originations consisted of fixed-rate loans.

      The Bank also originates ARM loans which serve to reduce interest rate risk. The Bank currently originates one-year ARM loans which adjust each year at 200 basis points (100 basis points equal 1%) above the adjusted six month moving average of the six-month Treasury bill auction discount rate. The Bank also offers a loan product whereby the interest is fixed for the first five years and adjusts annually thereafter. This loan product typically is originated with terms up to 30 years. ARM loans are originated with terms ranging from 5 to 30 years. ARM loans originated by the Bank provide for maximum periodic interest rate adjustment of 2 percent per year and an overall maximum interest rate increase which is determined at the time the loan is originated. However, ARM loans may not adjust to a level below the initial rate. ARMs may be offered at an initial rate below the prevailing market rate. The Bank's one- to four-family ARM loan originations totaled $20.0 million, $9.0 million and $11.6 million, during the years 2000, 1999 and 1998, respectively. The Bank requires that borrowers qualify for ARM loans based upon the loan's fully indexed rate.

      At December 31, 2000, $64.0 million, or 65.7%, of the Bank's one- to four-family loan portfolio consisted of ARM loans. ARM loans generally pose a credit risk in that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

      The Bank also originates loans to finance the construction of one- to four-family owner-occupied residences. Funds are disbursed as construction progresses. Loans to finance one- to four-family construction typically provide for a six-month construction phase during which interest accrues and which is deducted from the funds disbursed. Upon completion of the construction phase the loan automatically converts to permanent financing. At December 31, 2000, the Bank held $2.5 million of one- to four-family construction loans.

      The Bank's lending policies require private mortgage insurance for loan to value ratios in excess of 80%.

      Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $25.8 million, or 17.3%, of the Bank's total loan portfolio at December 31, 2000. At December 31, 2000, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 2000, the Bank's commercial real estate loans had an average principal balance of $176,000. At that date, the largest commercial real estate loan had a principal balance of $1.2 million, and was secured by a facility for a private, non-profit human services agency located in Oswego, New York. This loan is currently performing in accordance with the original terms. Commercial real estate loans are generally offered with adjustable interest rates tied to a market index which currently is the adjusted six month moving average of the six month Treasury bill auction discount rate, with an overall interest rate cap which is determined at the time the loan is originated. Commercial real estate loans may not adjust to a level below the initial rate. The Bank generally offers commercial real estate loans with from one to five year adjustment periods. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally are underwritten to mature between 5 and 20 years with an amortization schedule of between 10 and 30 years. The Bank has in the past sold loan participations to other financial institutions and expects to do so in the future as opportunities arise.

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

      Multi-Family Real Estate Loans. Loans secured by multi-family real estate (real estate containing five or more dwellings) constituted approximately $1.6 million, or 1.1%, of the Bank's total loan portfolio at December 31, 2000. At December 31, 2000, the Bank had a total of 12 loans secured by multi-family real estate properties. The Bank's multi-family real estate loans are secured by multi-family rental properties (primarily townhouses and walk-up apartments). At December 31, 2000, substantially all of the Bank's multi-family real estate loans were secured by properties located within the Bank's market area. At December 31, 2000, the Bank's multi-family real estate loans had an average principal balance of approximately $133,500 and the largest multi-family real estate loan had a principal balance of $237,000, and was performing in accordance with its terms. Multi-family real estate loans generally are offered with adjustable interest rates tied to the adjusted six month moving average of the six month Treasury Bill auction discount rate index with an overall interest rate cap which is determined at the time the loan is originated. Multi-family real estate loans may not adjust below the initial rate. Multi-family real estate loans are underwritten to mature between 5 and 20 years, and to amortize over 10 to 30 years. An origination fee of 1% is generally charged on multi-family real estate loans.

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

      Second Mortgage Loans. The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans of 80%, or up to 90% where the Bank has made the first mortgage loan. At December 31, 2000, the disbursed portion of home equity lines of credit totaled $3.3 million. Home equity lines of credit are offered on an adjustable rate basis with interest rates tied to the prime rate as published in The Wall Street Journal, plus up to 50 basis points and with terms of up to 15 years.

      Home equity loans are fixed rate loans with terms generally up to 10 years, although on occasion the Bank may originate a home equity loan with a term of up to 15 years.

      Consumer Loans. As of December 31, 2000, consumer loans totaled $3.0 million, or 2.0%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are unsecured personal loans, and loans secured by deposit accounts. Other consumer loans are offered on a fixed rate basis with maturities generally of less than five years.

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

      Commercial Business Loans. The Bank currently offers commercial business loans to businesses in its market area and to deposit account holders. At December 31, 2000, the Bank had commercial business loans outstanding with an aggregate balance of $12.9 million, of which $7.5 million consisted of commercial lines of credit. The average commercial business loan balance was approximately $62,000. Commercial business loans generally have fixed rates of interest. The loans are generally of short duration with average terms of five years, but which may range up to 15 years. Lease financing arrangements are loans which are secured by pools of leases for medical or dental equipment or leases to finance the acquisition of business equipment.

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

      Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as existing customers, developers, walk-in customers, real estate broker referrals, and commissioned mortgage loan originators. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Mortgage loans of up to $275,000 may be approved by any designated loan officer; mortgage loans in excess of $275,000 must be approved by the Board of Directors. Commercial loans of up to $50,000 unsecured, or $75,000 (if secured by other than real estate) may be approved by the Bank's President or either of the Executive Vice Presidents. These individuals may join their limits to a total approval amount of $150,000 unsecured, and $250,000 secured. Loans in excess of these limits must be approved by either the entire Board of Directors, or a subcommittee of the Board of Directors. The Board of Directors, at their monthly meeting, will review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2000, the Bank had commitments to originate $14.7 million of loans.

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

      Origination, Purchase and Sale of Loans. The table below shows the Bank's loan origination, purchase and sales activity for the periods indicated.

                                                                               Year Ended December 31,
                                                     ------------------------------------------------------------------------
                                                        2000             1999          1998            1997          1996
                                                     ----------       ----------   -------------  -------------   -----------
                                                                                   (In Thousands)
Loan receivable, beginning of period.............   $  131,995        $  129,338     $   122,727   $ 110,017       $ 100,850

Originations:
  Real estate:
   First mortgage(1)(3)..........................       30,627            26,987          34,908      26,281          23,496
   Second mortgage(2)............................        2,721             1,408           1,516       2,178           1,912
  Commercial and consumer loans:
   Consumer loans................................        1,784             1,299           2,412       2,306           3,442
   Student.......................................                             --              --          --              --
   Lease financing...............................                             --              --         300              --
   Commercial....................................        3,812             5,210           6,849       3,525           1,850
                                                    ----------        ----------     -----------   ---------       ---------
      Total originations.........................       38,944            34,904          45,685      34,590          30,700

  Transfer of mortgage loans to foreclosed
    real estate..................................          638                93             563         374             445
  Repayments.....................................       18,930            26,201          29,969      21,506          21,088
  Loan sales.....................................          875             5,993           8,542          --              --
                                                    ----------        ----------     -----------   ---------       ---------
Net loan activity................................       18,501             2,617           6,611      12,710           9,167
                                                    ----------        ----------     -----------   ---------       ---------
   Total loans receivable at end of period.......   $  150,496        $  131,995     $   129,338   $ 122,727       $ 110,017
                                                    ==========        ==========     ===========   =========       =========

------------------------------------
(1) Includes $22.9 million, and $7.8 million in one- to four-family residential loans and commercial real estate loans, respectively, for the year ended December 31, 2000.
(2) Includes $2.5 million in home equity loans and a net change of $177,000 in home equity lines of credit for the year ended December 31, 2000.
(3) Includes $350,000 of mortgage loans held for sale originated during the year ended December 31, 2000.

      Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2000, the Bank had $120,000 of net deferred loan origination fees. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

      In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Bank recognized fees and service charges of $816,000, $993,000 and $775,000, for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

      Loans-to-One Borrower. With certain limited exceptions, a New York chartered savings bank may not make unsecured loans or extend unsecured credit for commercial, corporate or business purposes (including lease financing) to a single borrower, which in the aggregate exceed 15% of the Bank's net worth. At December 31, 2000, the Bank's largest lending relationship totaled $3.2 million and consisted of loans secured by retail businesses and properties. The Bank's second largest lending relationship totaled $3.0 million and consisted of loans secured by commercial retail businesses and properties. The Bank's third largest lending relationship totaled $2.6 million and consisted of loans secured by retail businesses and properties. The Bank's fourth largest lending relationship totaled $1.4 million and was secured by a retail office plaza, retail business property and residence. The Bank's fifth largest lending relationship totaled $1.3 million and consisted of loans secured by bank letters of credit. All of the above loans are also secured by underlying personal guarantees. At December 31, 2000 all of the aforementioned loans were performing in accordance with their terms.

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

      Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due or less than 90 days, in the event the loan has been referred to the Bank's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. At December 31, 2000, the Bank had non-performing assets of $2.7 million, and a ratio of non-performing loans and real estate owned ("REO") of 1.2% total assets. Non-performing assets decreased $483,000, or 15.1%, from $3.2 million in 1999. While the changes in non-performing assets tend to be cyclical, the increase can be attributed to longer workout or liquidation time lines, due primarily to a larger volume of real estate foreclosures as well as a generally soft local economy.

      Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as REO until such time as it is sold. These properties are carried at the lower of their recorded amount or estimated fair value less estimated costs to sell the property. REO totaled $884,000, $641,000 and $742,000 at December 31, 2000, 1999 and 1998, respectively.

      The largest component of REO consists of a real estate development project which had a net book value of $458,000 at December 31, 2000. The Bank originally entered into a $570,000 commercial real estate loan in 1988 for the development of 49 single family residences. This loan was made under the "leeway provision" of the New York State Banking Law. Under this provision of the Banking Law the lending relationship was originally structured so that the Bank held title to the property securing the loan subject to the fulfillment of the borrower's obligations under the loan. In 1990, the developer became insolvent, was unable to satisfy the terms of the loan and the Bank assumed control of the project. In 1998, the Bank established a wholly-owned subsidiary, whose sole business is the ownership and final development of the Whispering Oaks real estate subdivision in Baldwinsville, New York. This subsidiary was initially capitalized with $50,000 in cash. It is anticipated that this capitalization, together with interim financing to be provided by the Bank, will be sufficient to complete and liquidate this asset. At December 31, 2000, the Bank had 15 lots remaining to be sold. The proceeds from the sale of the lots are used to reduce the outstanding balance of REO. The Bank believes it will fully recover its investment in this property.

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

                                                                                          At December 31,
                                                            --------------------------------------------------------------------
                                                              2000           1999           1998           1997           1996
                                                            --------       --------       --------       --------       --------
                                                                                   (Dollars In Thousands)
Loans delinquent 90 days or more:
  Real estate loans ..................................      $  1,594       $  2,284       $  1,298       $  1,207       $  1,953
  Consumer loans .....................................           234            270            534            283             45
                                                                                ---            ---            ---             --
    Total delinquent loans ...........................         1,828          2,554          1,832          1,490          1,998

Total REO ............................................           884            641            742            767            700
                                                            --------       --------       --------       --------       --------
       Total nonperforming assets(1) .................      $  2,712       $  3,195       $  2,574       $  2,257       $  2,698
                                                            ========       ========       ========       ========       ========


Total loans delinquent 90 days or more
  to total loans receivable(2) .......................           1.2%           2.0%           1.4%           1.2%           1.8%
Total loans delinquent 90 days or more to total assets           .79%           1.2%           0.9%           0.8%           1.1%
Total nonperforming assets to total assets ...........          1.17%           1.5%           1.3%           1.2%           1.4%

Net loans receivable(3) ..............................       149,102        130,761        128,200        121,585        108,742
                                                            --------       --------       --------       --------       --------
Total assets .........................................      $231,847       $216,324       $203,252       $196,770       $189,937
                                                            ========       ========       ========       ========       ========

-----------------------------------
(1)   Net of specific valuation allowances.
(2)   Net of unearned discount, and the allowance for loan losses.
(3)   Includes $740,000 of mortgage loans held for sale at December 31, 2000.

      During the year ended December 31, 2000, and year ended December 31, 1999, respectively, additional gross interest income of $132,000 and $84,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during the same periods.

The following table sets forth information with respect to loans past due 30-89 days in the Bank's portfolio at the dates indicated.

                                                         At December 31,
                                     ------------------------------------------------------
                                      2000        1999        1998        1997        1996
                                     ------      ------      ------      ------      ------
                                                         (In Thousands)
Loans past due 30-89 days:
  Real estate loans ...........      $2,493      $1,619      $2,010      $2,232      $1,867

  Commercial and consumer loans         147         161         126         296         249
                                     ------      ------      ------      ------      ------
    Total past due 30-89 days .      $2,640      $1,780      $2,136      $2,528      $2,116
                                     ======      ======      ======      ======      ======

The following table sets forth information regarding the Bank's delinquent loans 60 days and greater and REO at December 31, 2000.

                                                                     At December 31, 2000
                                                                     ---------------------
                                                                      Balance      Number
                                                                     --------     --------
                                                                     (Dollars In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent ................................      $  610          17
  Loans more than 90 days delinquent ............................       1,594          40
Consumer and commercial business loans 60 days or more delinquent         292          47
Real estate owned ...............................................         884          12
                                                                       ------      ------
    Total .......................................................      $3,380         116
                                                                       ======      ======

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

      The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                                    At December 31,
                                ------------------------------------------------------
                                 2000        1999        1998        1997        1996
                                ------      ------      ------      ------      ------
                                                    (In Thousands)
Substandard assets(1) ....      $1,770      $2,668      $2,482      $1,719      $1,980
Doubtful assets ..........          34         110         103          55          59
Loss assets ..............          44           7          90          16           6
                                ------      ------      ------      ------      ------
   Total classified assets      $1,848      $2,785      $2,675      $1,790      $2,045
                                ======      ======      ======      ======      ======

------------------------------------
(1)   Includes$458,000, $510,000, $638,000, $483,000 and $250,000 for a real estate development project classified as REO at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

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

                                                                            At or for the Period Ended December 31,
                                                               --------------------------------------------------------------------
                                                                 2000           1999           1998           1997           1996
                                                               --------       --------       --------       --------       --------
                                                                                        (Dollars In Thousands)

Total loans receivable, net .............................      $149,102       $130,761       $128,200       $121,585       $108,742
Average loans outstanding ...............................       139,258        130,728        126,931        113,651        104,354
Allowance balance (at beginning of period) ..............         1,150            939            828            907            346
Provision for losses:
  Real estate ...........................................            65            135             83            121             90
  Commercial and consumer loans .........................           179            238            298            140            547
Charge-offs:
  Real estate ...........................................            40             --            141             --             --
  Commercial and consumer loans .........................            99            190            140            358             93
Recoveries:
  Real estate ...........................................            --             --             --             --             --
  Commercial and consumer loans .........................            19             28             11             18             17
                                                               --------       --------       --------       --------       --------
Allowance balance (at end of period) ....................      $  1,274       $  1,150       $    939       $    828       $    907
                                                               ========       ========       ========       ========       ========

Allowance for loan losses as a percent of net loans
  receivable at end of period ...........................           0.9%           0.9%           0.7%           0.7%           0.8%
Loans charged off as a percent of average loans
  outstanding ...........................................           0.1%           0.2%           0.1%           0.3%           0.1%
Ratio of allowance for loan losses to total nonperforming
  loans at end of period(1) .............................          69.7%          45.0%          51.3%          55.6%          45.3%
Ratio of allowance for loan losses to total nonperforming
 assets at end of period(1) .............................          47.0%          36.0%          36.5%          36.7%          33.6%

------------------------------------
(1)   Net of specific reserves.

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                At December 31,
                                         -------------------------------------------------------------------------------------------
                                                2000              1999               1998              1997              1996
                                         ----------------- ------------------ ------------------ ----------------- -----------------
                                                % of Loans        % of Loans         % of Loans        % of Loans        % of Loans
                                                 In Each            In Each           In Each           In Each            In Each
                                               Category to        Category to        Category to       Category to       Category to
                                                  Total              Total              Total             Total              Total
                                         Amount   Loans    Amount    Loans    Amount    Loans    Amount   Loans    Amount   Loans
                                         ------   -----    ------    -----    ------    -----    ------   -----    ------   -----
                                                                          (Dollars in Thousands)
Balance at end of period applicable to:
  Real estate loans ...................  $  466    89.39%  $  440    90.81%   $  380    92.01%   $  462    91.23%  $  340   90.75%
  Commercial and consumer loans .......     808    10.61      710     9.19       559     7.99       366     8.77      567    9.25
                                         ------   ------   ------   ------    ------   ------    ------   ------   ------  ------

    Total allowance for loan losses (1)  $1,274    100.0%  $1,150   100.00%   $  939   100.00%   $  828   100.00%  $  907  100.00%
                                         ======   ======   ======   ======    ======   ======    ======   ======   ======  ======

------------------------------------
(1)   Percentages include unearned discount and origination fees.

Investment Activities

      The investment policy of the Bank established by the Board of Directors attempts to provide for the overall asset/liability management needs of the Bank, and maintain liquidity, maintain a high quality diversified investment portfolio in order to obtain a favorable return on investment without incurring undue interest rate and credit risk, provide collateral for pledging requirements, and to complement the Bank's lending activities. At December 31, 2000, the Bank had investment securities with an aggregate amortized cost of $63.7 million and a market value of $63.8 million. At December 31, 2000, the Bank's amortized cost value of investment securities consisted of $22.9 million of corporate debt issues and $16.1 million of securities issued or guaranteed by the United States Government or agencies thereof and state and municipal obligations. The corporate debt issues primarily consist of financial corporation debt and industrial debentures (the largest single issuer was $3.5 million). These issues generally have maturities ranging up to 20 years. All corporate debt investments have been rated as investment grade by either Moody's or Standard & Poor's. Typically, such investments yield 60-70 basis points more than Treasury securities with comparable maturities. To a lesser extent, the Bank also invests in mutual funds and equity securities. At December 31, 2000, the Bank held $2.3 million in common stock, of which $2.1 million was Federal Home Loan Bank Stock, and $2.9 million in an equity mutual fund. At December 31, 2000, the Bank had invested $19.5 million in mortgage-backed securities, net. Mortgage-backed securities, like mortgage loans, amortize over the life of the security as the underlying mortgages are paid down. The speed at which principal payments above normally scheduled amortization occurs, is generally unpredictable. Historically, the securities have paid down more rapidly in a falling interest rate environment, thereby shortening the life of the security. Likewise, in a rising interest rate environment, the life of the mortgage-backed security tends to extend. The result is that, generally, the Bank will receive more investable funds in lower interest rate environments and less investable funds during periods of higher interest rates. The embedded option on the part of the underlying mortgagee to prepay the loan, therefore, tends to impact the value of the security and can adversely impact the Bank's net interest margin. The Bank's investments are, generally, liquid, and therefore allow the Bank to respond more readily to changing market conditions. The investment portfolio is accounted for in accordance with FASB Statement 115. At December 31, 2000, the Bank's available-for-sale and held-to-maturity portfolios had amortized cost of $63.6 million and $129,000, respectively, and market values of $63.6 million and $129,000, respectively.

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

      At December 31, 2000, the Company holds the following corporate debt investments which exceed 10% of total capital.

                 Issuer              Book Value       Fair Market Value
            ----------------         ----------       -----------------

            Lehman Brothers          $3,475,000          $3,504,000
            CNA Financial            $3,000,000          $2,745,000

      Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At December 31, 2000, the market value of the Bank's investments was approximately $63.8 million. The market value of investments includes interest-earning deposits, and mortgage-backed securities.

                                                                                  At December 31,
                                                                ----------------------------------------------
                                                                  2000               1999               1998
                                                                --------           --------           --------
                                                                                 (In Thousands)
Investment securities:
   U.S. Government and agency obligations ............          $  9,667           $ 11,167           $  1,471
   State and municipal obligations ...................             6,405              6,695              5,906
   Corporate debt issues .............................            23,027             21,302             20,347
   Equity securities .................................             2,340              2,015              1,230
   Mutual funds ......................................             2,861              2,656              2,298
                                                                --------           --------           --------
                                                                  44,300             43,835             31,252

Unrealized (loss)/gain on available for sale portfolio               (26)              (786)             1,413
                                                                --------           --------           --------
     Total investment securities .....................            44,274             43,049             32,665
                                                                --------           --------           --------
Interest-earning deposits in other institutions ......                --                 --                 --
Federal funds sold ...................................                --                 --              1,800
                                                                --------           --------           --------
       Total investments .............................          $ 44,274           $ 43,048           $ 34,465
                                                                ========           ========           ========
Mortgage-backed securities, net:
   Adjustable rate ...................................             1,284              1,602              2,505
   Fixed rate ........................................            18,122             22,453             17,976
                                                                --------           --------           --------
                                                                  19,406             24,055             20,481
Unrealized gain (loss) on available for sale portfolio                78               (707)               297
                                                                --------           --------           --------
       Total mortgage-backed securities, net .........          $ 19,484           $ 23,348           $ 20,778
                                                                ========           ========           ========

      Investment Portfolio Maturities. The following table sets forth the amortized cost, market value, average life in years, and annualized weighted average yield of the Bank's investment portfolio at December 31, 2000.

                                                                                                                        Annualized
                                                                                                         Average         Weighted
                                                                 Amortized          Market                Life            Average
                                                                   Cost              Value                Years            Yield
                                                                 ---------         ---------            ---------       ----------
                                                                                       (Dollars in Thousands)
Investment securities:
   U.S. Government treasury...............................       $      19         $      18                 8.88            10.9%
   U.S. Government agency.................................           9,647             9,613                 7.00             6.89
   State and municipal obligations........................           6,405             6,622                 6.23             5.53
   Corporate debt issues..................................          22,899            20,946                 8.27             6.69
   Marketable equity securities...........................           5,201             5,201                   --               --
                                                                 ---------         ---------               ------           ------
     Total................................................       $  44,171         $  42,400
                                                                 =========         =========
   Unrealized loss on available for sale portfolio........             (26)
                                                                 ---------
Carrying value of investment securities...................       $  44,145
                                                                 =========
Investment securities held to maturity: (1)
   Corporate debt obligations.............................       $     129               129                   --             6.66%
                                                                 =========         =========               ======           ======

--------------------------------
(1)   The information is included above as a component of corporate debt issues.

      Securities Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 2000. Yield is calculated on the amortized cost to maturity, and does not reflect adjustments to a fully tax-equivalent basis.

                                                                                 At December 31, 2000
                                                ------------------------------------------------------------------------------------
                                                 One Year or Less     One to Five Years     Five to Ten Years    More than Ten Years
                                                -------------------  -------------------  ---------------------  -------------------
                                                         Annualized            Annualized             Annualized          Annualized
                                                          Weighted              Weighted               Weighted             Weighted
                                                Carrying   Average    Carrying   Average   Carrying     Average   Carrying   Average
                                                 Value     Yield       Value     Yield      Value       Yield      Value     Yield
                                                -------- ----------   --------  --------   ---------  ----------  --------  --------
                                                                                     (Dollars in Thousands)
Investment Securities Available for Sale:
Debt investment securities:
   U.S. Agency securities .....................  $    250    6.662%   $ 1,000     6.399%  $   8,377      6.945%  $     19    11.376%
   U.S. Government securities .................        --       --         --        --          19     10.902         --        --
   State and municipal obligations ............       380    6.488      3,262     5.557       1,502      5.612      1,261     5.009
   Corporate debt issues ......................       750    6.093      4,583     7.343      10,444      6.779      7,121     6.954
                                                 --------    -----    -------     -----   ---------      -----   --------    ------
       Total ..................................  $  1,380    6.297%   $ 8,845     6.578%  $  20,343      6.765%  $  8,402     6.672%
                                                 ========    =====    =======     =====   =========      =====   ========     =====
Equity and mortgage-backed securities:
   Mutual funds ...............................  $  2,861     .488%   $    --       --%   $      --        --%   $     --       --%
   Mortgage-backed securities .................        23    6.779      8,550     8.487       5,074      6.682     14,300     6.803
   Common stock ...............................     2,340    7.210         --        --          --         --         --        --
                                                 --------    -----    -------     -----   ---------      -----   --------    ------
       Total ..................................  $  5,224    3,527%   $ 8,550     8.487%  $   5,074      6.682%  $ 14,300     6.803
                                                 ========    =====    =======     =====   =========      =====   ========     =====

       Total investment securities ............  $  6,604    4.106%    $8,853     7.516%  $  25,417      6.749%  $ 22,703     6.755%
                                                 ========    =====     ======     =====   =========      =====   ========     =====

Unrealized gain on available for sale portfolio
       Total carrying value ...................

Investment securities held to maturity:(1)
   Corporate debt obligations .................  $     --      --%    $    --       --%   $      --        --%   $    129     6.657%
                                                 --------    -----    -------     -----   ---------      -----   --------    ------
     Total securities .........................  $     --      --%    $    --       --%   $      --        --%   $    129     6.657%
                                                 ========    =====    =======     =====   =========      =====   ========    ======

                                                   -----------------------------------
                                                       Total Investment Securities
                                                   -----------------------------------
                                                                            Annualized
                                                                              Weighted
                                                   Carrying       Market       Average
                                                     Value        Value        Yield
                                                   ----------   ----------  -----------
                                                          (Dollars in Thousands)
Investment Securities Available for Sale:
Debt investment securities:
   U.S. Agency securities .....................     $   9,647   $    9,613      6.890%
   U.S. Government securities .................            19           18     10.902
   State and municipal obligations ............         6,405        6,622      5.527
   Corporate debt issues ......................        22,898       20,946      6.689
                                                    ---------   ----------      -----
       Total ..................................     $  38,970   $   37,199      6.549%
                                                    =========   ==========      =====
Equity and mortgage-backed securities:
   Mutual funds ...............................     $   2,861   $    2,861       .488%
   Mortgage-backed securities .................        19,406       19,511      6.789
   Common stock ...............................         2,340        2,340      7.210
                                                    ---------   ----------      -----
       Total ..................................     $  24,607   $   24,712      6.091%
                                                    =========   ==========      =====
       Total investment securities ............     $  63,577   $   61,912      6.358%
                                                    =========   ==========      =====
Unrealized gain on available for sale portfolio           52
                                                    ---------
       Total carrying value ...................     $ 63,629    $   61,912      6.353%
                                                    =========   ==========      =====
Investment securities held to maturity:(1)
   Corporate debt obligations .................     $     129   $      129      6.657%
                                                    ---------   ----------      -----
     Total securities .........................     $  63,758   $   62,040      6.354%
                                                    =========   ==========      =====

------------------------------------

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

      Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's savings and other deposits as of December 31, 2000:

     Weighted                                                                                                    Percentage
      Average                                                                  Minimum                            of Total
   Interest Rate     Minimum Term      Checking and Savings Deposits           Amount           Balances          Deposits
   -------------     ------------      -----------------------------           -------          --------         ----------
                                                                                             (In Thousands)

          0.000%     None                   Non-interest demand account       $      50         $     9,896              6.17%
          1.606      None                   NOW accounts                            500              15,511              9.67
          2.174      None                   Savings Accounts - Fixed Rate           100              41,711             26.01
          3.589      None                   Savings Account- Tiered Rate            100              16,121             10.05
          3.312      None                   Money market accounts                 2,500                 126              0.08

                                            Certificates of Deposit
                                            -----------------------
          6.559      6 months               Fixed term, fixed rate                2,500              11,743              7.32
          6.427      12 months              Fixed term, fixed rate                1,000              25,891             16.15
          6.430      15 months              Fixed term, fixed rate                1,000               4,331              2.70
          6.247      18 months              Fixed term, variable rate             1,000               1,388              0.87
          6.263      18 months              Fixed term, fixed rate                1,000               4,573              2.85
          6.013      24 months              Fixed term, fixed rate                1,000               5,578              3.48
          5.776      30 months              Fixed term, fixed rate                1,000               3,072              1.92
          6.485      36 months              Fixed term, fixed rate (1)            1,000               7,111              4.43
          6.334      48 months              Fixed term, fixed rate (1)            1,000               4,292              2.68
          6.294      60 months              Fixed term, fixed rate                1,000               1,929              1.20
          6.538      84 months              Fixed term, fixed rate                1,000               7,086              4.42
          2.995      60 through 120 months  Fixed term, fixed rate                1,000                   5              0.00
                                                                                                -----------            ------
                     TOTAL                                                                      $   160,364 (2)        100.00%
                                                                                                ===========            ======

------------------------------------
(1) This deposit product allows the depositor to elect to adjust the interest rate paid once during the initial term of the deposit to the then prevailing rate.
(2)   Tables excludes escrow accounts totalling $1,095,000 at December 31, 2000.

      The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                 Balance   Percent            Balance    Percent             Balance   Percent             Balance
                                   at        of      Incr.      at          of      Incr.       at        of       Incr.      at
                                12/31/00  Deposits  (Decr)   12/31/99    Deposits  (Decr)    12/31/98  Deposits   (Decr)   12/31/97
                                --------  --------  ------   --------    --------  ------    --------  --------  --------  --------
                                                                             (In Thousands)
Club accounts ...............   $    958    0.60%      (44)   $  1,002      0.66%  $    94   $    908     0.57% $    115   $    792

Noninterest accounts ........      9,896    6.17       150       9,746      6.43       273      9,473     5.94     1,829      7,644
NOW accounts ................     15,511    9.67%    1,515      13,996      9.24    (2,331)    16,327    10.23     3,021     13,306
Passbooks ...................     56,874   35.47    (1,555)     58,429     38.56    (4,893)    63,322    39.70       177     63,145
Money market deposit accounts        126    0.08      (292)        418      0.28       343         75     0.05       (38)       113
Time deposits which mature:
  Within 12 months ..........     51,650   32.21     5,980      45,670     30.14    (6,059)    51,729    32.43    12,869     38,860
  Within 12-36 months .......     18,270   11.39     2,080      16,190     10.68     2,799     13,391     8.40    (9,220)    22,611
  Beyond 36 months ..........      7,079    4.41       994       6,085      4.02     1,801      4,284     2.68     1,303      5,588
                                --------   -----  --------    --------    ------  --------   --------   ------  --------   --------
    Total ...................   $160,364   100.0% $  8,828    $151,536    100.00% $ (7,973)  $159,509   100.00% $  7,450   $152,059
                                ========   =====  ========    ========    ======  ========   ========   ======  ========   ========

                                    Percent              Balance
                                       of        Incr.      at
                                    Deposits    (Decr)   12/31/96
                                    --------   --------  --------
                                             (In Thousands)
Club accounts ...............         0.52%  $    131    $    661

Noninterest accounts ........         5.03        303       7,341
NOW accounts ................         8.75        224      13,082
Passbooks ...................        41.53     (1,828)     64,973
Money market deposit accounts         0.07        (61)        174
Time deposits which mature:
  Within 12 months ..........        25.56    (14,075)     52,935
  Within 12-36 months .......        14.87      7,679      14,933
  Beyond 36 months ..........         3.67        990       4,598
                                    ------   --------    --------
    Total ...................       100.00%  $ (6,637)   $158,697
                                    ======   ========    ========

(1)   Excludes escrow accounts totalling $1,095,000 of December 31, 2000.

      The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                                                  At December 31,
                                                                 ---------------------------------------------
                                                                    2000              1999              1998
                                                                 ---------         ---------         ---------
                                                                                   (In Thousands)
Rate

3.00% or less.................................................   $       6         $      46         $       8
3.01 - 3.99%..................................................          14                20                94
4.00 - 4.99%..................................................       1,133            20,410            10,730
5.00 -5.99%...................................................      20,353            43,059            48,888
6.00 -6.99%...................................................      54,324             3,643             5,033
7.00 -7.99%...................................................       1,169               767             4,532
8..00 + above.................................................          --                --               119
                                                                 ---------         ---------         ---------
                                                                 $  76,999         $  67,945         $  69,404
                                                                 =========         =========         =========

      The following table sets forth the amount and maturities of certificates of deposit at December 31, 2000.

                                                                 Amount Due
                     --------------------------------------------------------------------------------------------------
                     Less Than        1-2             2-3           3-4            4-5          After 5
                      One Year        Years          Years          Years          Years          Years          Total
                     ---------       -------        -------        -------        -------        -------        -------
Rate                                                           (In Thousands)
3.00% or less         $     6        $    --        $    --        $    --        $    --        $    --        $     6
3.01 - 3.99% .              7              7             --             --             --             --             14
4.00 - 4.99% .            915            124             94             --             --             --          1,133
5.00 - 5.99% .         11,722          4,951          1,257          1,006            538            879         20,353
6.00 - 6.99% .         36,453          8,350          4,653          1,624            685          2,559         54,324
7.00 and above             --            944            142             83             --             --          1,169
                      -------        -------        -------        -------        -------        -------        -------
                      $49,103        $14,376        $ 6,146        $ 2,713        $ 1,223        $ 3,438        $76,999
                      =======        =======        =======        =======        =======        =======        =======

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                                                                     Certificates
                                                                                                      of Deposit
                                                                                                      of $100,000
                     Remaining Maturity                                                                 or More
                     ------------------                                                             --------------
                                                                                                    (In Thousands)
                     Three months or less....................................................          $   6,098
                     Three through six months................................................              1,724
                     Six through twelve months...............................................              2,996
                     Over twelve months......................................................              3,111
                                                                                                       ----------
                         Total...............................................................          $   13,929
                                                                                                       ==========

      The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated:

                                                          At December 31,
                                           --------------------------------------------
                                              2000             1999              1998
                                           ---------        ---------         ---------
                                                          (In Thousands)
Balance at beginning of period ....        $ 151,536        $ 159,509         $ 152,059
Net deposits (withdrawals) ........            2,975          (13,322)            1,367
Interest credited .................            5,853            5,349             6,083
                                           =========        =========         =========
Ending balance ....................        $ 160,364          151,536           159,509
                                           =========        =========         =========
Net increase (decrease) in deposits        $   8,828        $  (7,973)        $   7,450
                                           =========        =========         =========

Borrowings

      Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. At December 31, 2000, the Bank had $6.4 million in funds obtained from repurchase agreements outstanding and $35.2 million in term advances. The Bank is a member of the Federal Home Loan Bank System.

      The following table summarizes the outstanding balance of short-term borrowing of the Bank for the years indicated.

                                                          At December 31,
                                             ---------------------------------------
                                               2000            1999            1998
                                             -------         -------         -------
                                                         (In thousands)
Overnight Line of Credit ............        $ 5,600         $ 4,350         $    --
Term borrowings (original term)
   90 days or less ..................         16,407           9,612           1,587
   1 year ...........................         11,000          10,995           8,404
   2 year ...........................          3,000           2,700           1,000
                                             -------         -------         -------
      Balance at end of period ......        $36,007         $27,657         $10,991
                                             =======         =======         =======

Daily average during the year .......         32,911          18,148          15,077
Maximum month-end balance ...........         40,388          27,657          18,691
Weighted average rate during the year           6.29%           5.42%           5.64%
Year-end average rate ...............           6.50%           5.06%           5.32%

Personnel

      As of December 31, 2000, the Bank had 75 full-time and 16 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

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

Insurance of Deposit Accounts

      The Bank is a member of the Bank Insurance Fund ("BIF"). The BIF has achieved the required reserve ratio of 1.25% of insured reserve deposits. At December 31, 2000 the Bank held $25.3 million in deposits which are insured by the Savings Association Insurance Fund. The Bank paid $32,000 in federal deposit insurance premiums for the fiscal year ended December 31, 2000, as compared to $31,000 in 1999.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 2000, the Bank's capital exceeded the capital requirements imposed by the FDIC.

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

      New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Banking Department. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. At December 31, 2000, the Bank complied with its NYCRA requirements.

      The Bank's CRA rating as of its latest examination was satisfactory.

Federal Reserve System

      Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). At December 31, 2000, the Bank complied with these requirements.

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

      The Internal Revenue Service has examined the federal income tax return for the fiscal year ended 1992; the fiscal year-end tax returns for 1997 through 1999. See Note 12 to the Financial Statements.

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

ITEM 2. Properties

      The Bank conducts its business through its main office located in Oswego, New York, and four full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2000. The aggregate net book value of the Bank's premises and equipment was $4.6 million at December 31, 2000. For additional information regarding the Bank's properties, see Note 5 to Notes to Financial Statements.

LOCATION                                OPENING DATE            OWNED/LEASED          ANNUAL RENT

Main Office                                    1874                Owned                  --

214 West First Street
Oswego, New York  13126

Plaza Branch                                   1989                Owned (1)              --

Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                                  1978                Owned                  --

Norman & Main Streets
Mexico, New York  13114

Oswego East Branch                             1994                Owned                  --

34 East Bridge Street
Oswego, New York  13126

Fulton Branch                                  1994                Owned                  --

114 Oneida Street
Fulton, New York  13068

------------------------------------
(1)   The property is owned; the underlying land is leased.

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

ITEM 6. Selected Financial Data

      The selected financial information for the year ended December 31, 2000 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Company

      (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

      (b) Set forth below is information concerning the Principal Officers of the Company at December 31, 2000.

       Name                        Age                  Positions Held With the Company
-----------------------            ---         ---------------------------------------------------------------
Chris C. Gagas                     70          Chairman of the Board

Thomas W. Schneider(1)             39          President and Chief Executive Officer

W. David Schermerhorn              40          Executive Vice President-Lending

James A. Dowd, CPA                 33          Vice President--Treasurer

Melissa A. Miller                  43          Vice President, Secretary

Gregory L. Mills                   40          Vice President, Director of Marketing, Branch Administrator

Anita J. Austin                    51          Internal Auditor

-------------------
(1) Effective January 15, 2000, Mr. Schneider was named President and Chief Executive Officer of the Company.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (A)   Independent Auditors' Report;

            (B)   Consolidated Statements of Condition - December 31, 2000 and
                  1999.

            (C) Consolidated Statements of Income - years ended December 31, 2000, 1999 and 1998.

            (D) Consolidated Statements of Stockholders' Equity - years ended December 31, 2000, 1999 and 1998.

            (F) Consolidated Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998; and

            (G)   Notes to Consolidated Financial Statements.

      (a)(2) Financial Statement Schedules

      All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

      (b)   Reports on Form 8-K

      The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

      (c)   Exhibits

      3.1         Certificate of Incorporation of Pathfinder Bancorp, Inc.
                  Incorporated herein by reference to the Company's Registration Statement on S-4, file no. 333-36051 (the "S-4")

      3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4

      4           Form of Stock Certificate of Pathfinder Bancorp, Inc.

      10.1        Form of Pathfinder Bank 2000 Stock Option Plan
                  Incorporated by reference to the Company's S-4

      10.2 Form of Pathfinder Bank 2000 Recognition and Retention Plan Incorporated by reference to the Company's S-4

      10.3        Employment Agreement between the Bank and Thomas W.
                  Schneider, President and Chief Executive Officer Incorporated by reference to the Company's S-4

      10.4 Employment Agreement between the Bank and W. David Schermerhorn, Executive Vice President - Loan
                  Administration Incorporated by reference to the Company's S-4

      13          Annual Report to Stockholders

      21          Subsidiaries of Company

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Pathfinder Bancorp, Inc.


Date: March 21, 2001                 By: /S/ Thomas W. Schneider
                                         --------------------------------------
                                         Thomas W. Schneider
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     By: /S/ Chris C. Gagas
                                         --------------------------------------
                                         Chris C. Gagas, Chairman of the Board

                                     Date: March 21, 2001

By: /S/ Thomas W. Schneider                           By: /S/ Chris R. Burritt
    ----------------------------------------              --------------------------------
    Thomas W. Schneider, President and Chief              Chris R. Burritt, Director
    Executive Officer

Date: March 21, 2001                                  Date: March 21, 2001


By: /S/ James A. Dowd                                 By: /S/ Raymond W. Jung
    ----------------------------------------              --------------------------------
    James A. Dowd, Vice President and Treasurer           Raymond W. Jung, Director
    (Principal Accounting Officer)

Date: March 21, 2001                                  Date: March 21, 2001


By: /S/ Bruce E. Manwaring                            By: /S/ George P. Joyce
    ----------------------------------------              --------------------------------
    Bruce E. Manwaring., Director                         George P. Joyce,  Director

Date: March 21, 2001                                  Date: March 21, 2001


By: /S/ L. William Nelson, Jr.                        By: /S/ Corte J. Spencer
    ----------------------------------------              --------------------------------
    L. William Nelson, Jr., Director                      Corte J. Spencer, Director

Date: March 21, 2001                                  Date: March 21, 2001


By:   /S/ Steven W. Thomas
    ----------------------------------------
      Steven W. Thomas, Director

Date: March 21, 2001


By:   /S/ Janette Resnick
    ----------------------------------------
      Janette Resnick, Director

Date: March 21, 2001

                                  Exhibit Index

3.1         Certificate of Incorporation of Pathfinder Bancorp, Inc.
            Incorporated herein by reference to the Company's registration statement on S-4, file no. 333-36051 (the "S-4")

3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's S-4

4           Form of Stock Certificate of Pathfinder Bancorp, Inc.

10.1 Form of Pathfinder Bank 2000 Stock Option Plan Incorporated by reference to the Company's S-4

10.2 Form of Pathfinder Bank 2000 Recognition and Retention Plan Incorporated by reference to the Company's S-4

10.3 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer Incorporated by reference to the Company's S-4

10.4 Employment Agreement between the Bank and W. David Schermerhorn, Executive Vice President - Loan Administration Incorporated by reference to the Company's S-4

13          Annual Report to Stockholders

21          Subsidiaries of Company