Form 10-Q
period 2001-03-31
PATHFINDER BANCORP INC
filed 2001-05-11
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED MARCH 31, 2001


                         SEC Exchange Act No. 000-23601


                            Pathfinder Bancorp, Inc.
               (Exact name of Company as specified in its charter)


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


                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No
                                      ----------   ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,601,495 shares of the Company's common stock outstanding as of May 11, 2001.

                            PATHFINDER BANCORP, INC.
                                      INDEX




PART 1     FINANCIAL INFORMATION                                         PAGE

Item 1.    Financial Statements

                  o    Consolidated Balance Sheets                       1
                  o    Consolidated Statements of Income                 2
                  o    Consolidated Statements of Shareholders' Equity   3
                  o    Consolidated Statements of Cash Flows             4
                  o    Notes to Consolidated Financial Statements        5


Item 2.   Management's Discussion and Analysis of Financial              6 - 11
          Condition and Results of Operations


PART II                    OTHER INFORMATION                             12



SIGNATURES


                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                March 31, 2001 (unaudited) and December 31, 2000

                                                                      March 31,               December 31,
                                                                        2001                      2000
                                                                  ----------------           ---------------
                             ASSETS

Cash and due from banks                                           $     4,392,871            $    3,969,370
Interest earning deposits                                                  91,100                   185,973
                                                                  ---------------            --------------
     Total cash and cash equivalents                                    4,483,971                 4,155,343

Investment securities                                                  64,054,788                63,758,011
Mortgage loans held-for-sale                                              765,395                   739,772
Loans:
     Real estate residential                                          107,811,700               106,506,162
     Real estate commercial                                            26,702,719                27,367,427
     Consumer                                                           2,904,422                 3,009,209
     Commercial                                                        13,020,175                12,873,143
                                                                  ---------------            --------------
     Total loans                                                      150,439,016               149,755,941
     Less: Allowance for loan losses                                    1,335,899                 1,273,707
       Unearned discounts and origination fees                            128,010                   120,203
                                                                  ---------------            --------------
       Loans receivable, net                                          148,975,107               148,362,031

Premises and equipment, net                                             4,529,829                 4,611,698
Accrued interest receivable                                             1,675,872                 1,678,589
Other real estate                                                         999,499                   884,320
Intangible assets, net                                                  2,578,670                 2,657,609
Other assets                                                            5,018,404                 4,999,729
                                                                  ---------------            --------------
       Total assets                                               $   233,081,535            $  231,847,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Interest bearing                                             $    155,109,082           $   151,563,551
     Non-interest bearing                                                9,951,413                 9,895,739
                                                                  ----------------           ---------------
       Total deposits                                                  165,060,495               161,459,290
Borrowed funds                                                          44,208,500                47,229,500
Other liabilities                                                        2,420,980                 2,195,837
                                                                  ----------------           ---------------
       Total liabilities                                               211,689,975               210,884,627

Shareholders' equity:
     Common stock, par value $.10 per share;
       authorized 9,000,000 shares; issued
       2,884,720 shares; and 2,601,495 shares
       outstanding for 2001 and 2000, respectively.                        288,472                   288,472
     Additional paid in capital                                          6,562,758                 6,562,085
     Retained earnings                                                  17,969,923                17,859,388
     Accumulated other comprehensive income                                334,767                    30,919
     Unearned ESOP shares                                                 (213,201)                 (227,230)
     Treasury stock, at cost;
       283,225 and 283,225 shares, respectively                         (3,551,159)               (3,551,159)
                                                                                             ---------------
     Total shareholders' equity                                         21,391,560                20,962,475
                                                                  ----------------           ---------------
     Total liabilities and shareholders' equity                   $    233,081,535           $   231,847,102
                                                                  ================           ===============


     The accompanying notes are an integral part of the consolidated financial statements

                                       -1-



                                             PATHFINDER BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME For
                           the three months ended March 31, 2001 and March 31, 2000
                                                  (unaudited)
                                                                                March 31,             March 31,
                                                                                  2001                  2000
                                                                             -------------         -------------
INTEREST INCOME:
   Loans                                                                     $  3,133,320          $  2,720,063
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                 121,594               209,849
       State and political subdivisions                                            86,591                91,912
       Corporate obligations                                                      409,109               358,541
       Marketable equity securities                                                42,899                37,482
       Mortgage-backed                                                            362,572               403,044
       Federal funds sold and interest-bearing deposits                             1,375                   830
                                                                             ------------          ------------
           Total interest income                                                4,157,460             3,821,721

INTEREST EXPENSE:
   Interest on deposits                                                         1,617,788             1,330,660
   Interest on borrowed funds                                                     690,969               628,827
                                                                             ------------          ------------
       Total interest expense                                                   2,308,757             1,959,487
                                                                             ------------          ------------
               Net interest income                                              1,848,703             1,862,234
   Provision for loan losses                                                      121,183               115,324
                                                                             ------------          ------------
               Net interest income after provision for loan losses              1,727,520             1,746,910
                                                                             ------------          ------------

OTHER INCOME:
   Service charges on deposit accounts                                            116,739               114,107
   Loan servicing fees                                                             36,124                28,113
   Increase in value of Company owned life insurance                               39,322                41,322
   Net gain (loss) on securities and loans                                         69,306              (207,494)
   Other charges, commission and fees                                             102,018                76,402
                                                                             ------------          ------------
       Total other income                                                         363,509                52,450
                                                                             ------------          ------------

OTHER EXPENSES:
   Salaries and employee benefits                                                 759,562               891,626
   Building occupancy                                                             230,589               204,282
   Data processing expenses                                                       187,550               189,959
   Professional and other services                                                169,518               154,134
   Deposit insurance premiums                                                       7,910                 8,155
   Amortization of intangible asset                                                78,939                78,939
   Other expenses                                                                 276,602               483,791
   Unusual items                                                                       --               578,176
                                                                             ------------          ------------
       Total other expenses                                                      ,710,670             2,589,062
                                                                             ------------          ------------
Income (loss) before income taxes                                                 380,359              (789,702)
Provision (benefit) for income taxes                                              113,734              (156,293)
                                                                             ------------          ------------
Net income (loss)                                                            $    266,625          $   (633,409)
                                                                             ============          ============

Net income (loss) per share - basic                                          $       0.10          $      (0.25)
                                                                             ============          ============-
Net income (loss) per share - diluted                                        $       0.10          $      (0.25)
                                                                             ============          ============


The accompanying notes are an integral part of the consolidated  financial statements



                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)





                                                            Add't
                                       Common  Stock       Paid in   Retained
                                    -------------------
                                    Shares     Amount     Capital    Earnings
--------------------------------------------------------------------------------



Balance, December 31, 2000      $ 2,884,720    $288,472  $6,562,085  $17,859,388

Comprehensive income:
  Net Income                                                             266,625
  Other comprehensive income,
   net of tax
   Unealized gains on securities
   Unrealized holding gains
    arising during period
   Reclassification adjustment
    for gains
    Included in net income

  Other comprehensive income,
   before tax
  Income tax provision

  Other comprehensive income,
   net of tax

Comprehensive income:


ESOP shares earned                                              673

Dividends declared
 (.06 per share)                                                        (156,090)
                                     -----       ----         --          ------

Balance, March 31, 2001         $2,884,720    $288,472   $6,562,758  $17,969,923
                                ==========    ========   ==========  ===========






                                                                Accum.
                                                                Other     Unearned
                                 Comprehensive    Compr.        ESOP      Treasury
                                    Income        Income       Shares      Stock         Total
                                ---------------------------------------------------------------------



Balance, December 31, 2000        $     --     $ 30,919   $(227,230)  $(3,551,159)  $20,962,475

Comprehensive income:
  Net Income                        266,625                                             266,625
  Other comprehensive income,
   net of tax
   Unealized gains on securities
   Unrealized holding gains
    arising during period           437,107
   Reclassification adjustment
    for gains
    Included in net income           69,306
                                  ---------
  Other comprehensive income,
   before tax                       506,413
  Income tax provision              202,565
                                  ---------
  Other comprehensive income,
   net of tax                       303,848      303,848                                303,848
                                  ---------
Comprehensive income:               570,473
                                  =========

ESOP shares earned                                             14,029        14,702

Dividends declared
 (.06 per share)                                                                       (156,090)
                                    --------   ---------   ----------     ---------   ----------

Balance, March 31, 2001            $      --     $334,767   $(213,201)  $(3,551,159) $21,391,560
                                   =========     ========   =========   ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements


                                                      PATHFINDER BANCORP, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                  March 31, 2001and March 31, 2000
                                                            (unaudited)
                                                                                  March 31,                        March 31,
                                                                                    2001                         2000
                                                                                -------------               -------------
OPERATING ACTIVITIES:
   Net income (loss)                                                          $    266,625                  $  (633,409)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                     121,183                      115,324
     ESOP and other stock-based compensation earned                                 14,702                      403,910
     Deferred income tax benefit                                                    62,633                       92,205
     Proceeds from sale of loans                                                   893,387                           --
     Originations of loans held-for-sale                                          (849,704)                          --
     Realized loss/(gain) on:
       Sale of real estate acquired through foreclosure                             15,060                           --
       Loans                                                                       (69,306)                          --
       Available-for-sale investment securities                                         --                      207,494
     Depreciation                                                                  120,401                      118,333
     Amortization of intangibles                                                    78,939                       78,939
     (Increase) decrease in surrender value of life insurance                      (39,322)                       4,678
     Net amortization of premiums and discounts
        on investment securities                                                    (4,480)                      (3,079)
     Decrease (increase) in interest receivable                                      2,717                      (54,694)
     Net change in other assets and liabilities                                    (20,785)                     231,370
                                                                              -------------                 -----------
 Net cash provided by operating activities                                         592,050                      561,071
                                                                              ------------                  -----------

INVESTING ACTIVITIES
     Purchase of investment securities available-for-sale                         (834,081)                  (3,098,123)
     Proceeds from maturities and principle reductions of
         investment securities available-for-sale                                1,048,198                      477,550
     Proceeds from sale of:
         Real estate acquired through foreclosure                                   64,178                           --
         Available-for-sale investment securities                                       --                    5,297,325
     Net increase in loans                                                        (928,676)                    (684,471)
     Purchase of premises and equipment                                            (38,532)                     (75,253)
                                                                              -------------                 ------------
 Net cash (used in) provided by investing activities                              (688,913)                   1,917,028
                                                                              -------------                 -----------

FINANCING ACTIVITIES
     Net increase in demand deposits, NOW accounts savings accounts, money market deposit accounts
         and escrow deposits                                                       424,150                      409,123
     Net increase in time deposits                                               3,177,055                    1,548,583
     Proceeds from borrowings, net                                              (3,021,000)                  (4,796,000)
     Cash dividends                                                               (154,714)                    (155,438)
     Treasury stock purchased                                                           --                     (179,750)
                                                                              ------------                  ------------
  Net cash provided by (used in) financing activities                              425,491                   (3,173,482)
  Increase (decrease) in cash and cash equivalents                                 328,628                     (695,383)
 Cash and cash equivalents at beginning of period                                4,155,343                    4,280,255
                                                                              ------------                  -----------
  Cash and cash equivalents at end of period                                  $  4,483,971                  $ 3,584,872
                                                                              ------------                  ===========

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                 $  2,377,213                  $ 1,926,467
     Income taxes paid                                                                  --                           --
NON-CASH INVESTING ACTIVITY:
     Transfer of loans to other real estate                                   $    194,417                  $  550,335
     Decrease in unrealized gains and losses on available
         for sale investment securities                                            506,413                      412,540
NON-CASH FINANCING ACTIVITY:
     Dividends declared and unpaid                                            $    156,090                  $   154,258



The accompanying notes are an integral part of the consolidated financial statements

                                                                -4-

                            Pathfinder Bancorp, Inc.

                          Notes to Financial Statements


(1) Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2001 and 2000.

     Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Earnings per Share

     Basic earnings per share have been computed based upon net income (loss) for the three months ended March 31, 2001 and 2000, using 2,562,825 and 2,575,073 weighted average common shares outstanding. For the three months ended March 31, 2001, the calculation of diluted earnings per share excludes the effect of incremental common stock equivalents aggregating 84,000 shares since they would have been anti-dilutive. Due to the loss incurred by the Company during the first three months of 2000, the impact of the outstanding options is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the three months ended March 31, 2000.

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

     General

     Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At March 31, 2001, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank, which in turn owns Pathfinder REIT, Inc. and Whispering Oaks Development Corp.. At March 31, 2001, 1,578,239 shares, or 60.7%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,023,256 shares, or 39.3%, was held by the public.

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

     The following discussion reviews the financial condition at March 31, 2001 and the results of operations of the Company for the three months ended March 31, 2001.

      Financial Condition

     Assets

     Total assets increased approximately $1.2 million, or .5%, to $233.1 million at March 31, 2001 from $231.9 million at December 31, 2000. The increase in total assets was primarily due to an increase in total loans receivable of $613,000, or .4%, to $149.0 million at March 31, 2001 from $148.4 million at December 31, 2000. Cash and cash equivalents increased $329,000, or 7.9%, to $4.5 million at March 31, from $4.2 million at

     December 31, 2000. Investment securities increased $297,000 or .5%, to $64.1 million at March 31, 2001 from $63.8 at December 31, 2000.

     Liabilities

     Total liabilities increased by $805,000, to $211.7 million at March 31, 2001 from $210.9 million at December 31, 2000. The increase is primarily attributable to a $3.6 million, or 2.2%, increase in deposits, offset by a decrease in borrowed funds of $3.0 million, or 6.4%.

     Shareholders' Equity

     Shareholders' equity increased $429,000, or 2.1%, to $21.4 million at March 31, 2001 from $21.0 million at December 31, 2000. The increase in shareholders' equity is primarily the result of a $304,000 increase in accumulated other comprehensive income and a $111,000 increase in retained earnings. The increase in retained earnings is a result of net income of $267,000 offset by dividends declared of $156,000, during the first three months of 2001.

     Liquidity and Capital Resources

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

     Results of Operations

     The Company recorded net income of approximately $267,000 for the three months ended March 31, 2001, as compared to a net loss of $633,000 for the same period during 2000. The increase in the Company's first quarter earnings is primarily the result of a loss recorded during the first quarter of 2000 in connection with the reorganization of the Company's work force and balance sheet. The prior year first quarter earnings were adversely impacted by certain unusual items, totaling approximately $578,000, and other non-recurring charges totaling approximately $270,000. Additionally, the Company incurred losses of approximately $195,000 on the sale of investment securities. The tax benefit of the unusual items charges, non-recurring charges and securities losses totaled approximately $241,000 for the quarter ended March 31, 2000.

     As a result of the increase in net income between the comparative periods, annualized return on average assets and return on average shareholders' equity were .46% and 5.00%, respectively, for the three months ended March 31, 2001 compared to (1.10)% and (12.11)% for the first quarter of 2000. Earnings/(loss) per share - basic was $.10 for the first quarter of 2001 compared to $(.25) for the same period in 2000.

     Interest Income

     Interest income, on a tax-equivalent basis, totaled $4.2 million for the quarter ended March 31, 2001, as compared to $3.9 million for the quarter ended March 31, 2000, an increase of $335,000, or 8.7%. The increase resulted primarily from an increase in the average balance of interest-earning assets to $214.2 million for the three months ended March 31, 2001 from $202.4 million in the prior year period, combined with an increase in the yield on average interest-earning assets to 7.85% from 7.65%. The increase in the average balance of interest earning assets was comprised of an $18.7 million increase in the average balance of loans receivable, offset by a $6.8 million decrease in the average balance of investment securities. The increase in the average balance of interest earning assets is primarily the result of strong demand for residential and commercial real estate loans, and commercial business loans. The yield increase is principally the result of the higher yields on commercial loan originations and general interest rate trends during 2000.

     Interest income on loans receivable increased $413,000, or 15.2% to $3.1 million for the three months ended March 31, 2001 as compared to the same period in the prior year. The increase in interest income on loans resulted from an increase in the average balance of loans receivable of $18.7 million, or 14.1% to $151.1 million at March 31, 2001, from $132.4 million at March 31, 2000, combined with an increase in the average yield on loans receivable to 8.30% from 8.25%. The increase in the average balance of loans receivable is primarily comprised of originations of one-to-four family residential mortgages and originations of commercial real estate and business loans. The increase in the yield on average loans receivable was attributable to the increase in the average balance of commercial real estate and business loans which are typically originated at yields greater than the residential mortgage portfolio.

     Interest income on the mortgage-backed securities portfolio decreased by $40,000, or 10.0%, to $363,000 for the three months ended March 31, 2001, from $403,000 for the three months ended March 31, 2000. The decrease in interest income on mortgage-backed securities resulted generally from the decrease in the average balance on mortgage-backed securities of $2.1 million, or 8.8%, combined with a decrease in the average yield on mortgage-backed securities to 6.68% from 6.77%.

     Interest income on investment securities, on a tax equivalent basis, decreased $26,000, or 3.6%, for the three months ended March 31, 2001 to $706,000 from $732,000 for the same period in 2000. The decrease resulted primarily from the decrease in the average balance of investment securities of $4.7 million, or 10.2%, to $41.4 million for the three months ended March 31, 2001, offset by an increase in the tax equivalent yield of investment securities to 6.82% for the quarter ended March 31, 2001 from 6.36% for the first quarter of 2000. The decrease in the average balance of investment securities is a result of the Company's liquidity being utilized to fund loan portfolio growth. As investments are sold, redeemed or mature, the funds are not reinvested into the securities portfolio.

     Interest income on interest-earning deposits remained constant for the three months ended March 31, 2001 and 2000, respectively. The average yield on interest-earning deposits increased to 7.33% from 5.56%.

     Interest Expense

     Interest expense for the quarter ended March 31, 2001 increased by approximately $349,000, or 17.8%, to $2.3 million from $2.0 million when compared to the same quarter for 2000. The increase in interest expense for the period was principally the result of an increase in the average balance and average cost of time deposits and borrowings. Time deposits increased $9.5 million, or 13.8%, to $78.6 million for the three months ended March 31, 2001, from $69.1 million for the three months ended March 31, 2000, combined with an increase in the average cost of time deposits to 6.06% from 5.32%. The average balance of borrowed funds increased $2.4 million, or 5.7%, to $45.5 million from $43.0 million for the periods ending March 31, 2001 and 2000 respectively, combined with an increase in the average cost of borrowed funds to 6.08% from 5.84%. The increase in the average cost of interest bearing liabilities is principally the result of the shorter term liabilities repricing in the relatively higher interest rate environment in fiscal year 2000.

     Net Interest Income

     Net interest income totaled $1.9 million, on a tax equivalent basis, for the three months ended March 31, 2001 and 2000. The relative consistency in net interest income for the quarter endeds March 31, 2001 and 2000, was the result of an increase of $11.9 million, or 5.9%, in the average balance of interest earning assets, combined with a increase in the average yield on interest earning assets to 7.85% from 7.65%, offset by an increase in the average balance of interest bearing liabilities of $11.5 million, or 6.2%, and an increase in the average cost of interest bearing liabilities to 4.66% from 4.20%.

     Provision for Loan Losses

     The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended March 31, 2001 of $121,000, as compared to a provision of $115,000 for the three months ended March 31, 2000. The increase in provision for loan losses reflects higher net charge-offs for the period as well as the increased risks associated with the Company's expanded commercial lending. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at March 31, 2001 were .89% and 66.93%, respectively.

     Non-interest Income

     Non-interest income consists of servicing income, fee income, gain (loss) on sales of loans and investment securities and other operating income. Non-interest income increased approximately $311,000, to $364,000 for the three months ended March 31, 2001 as compared to $53,000 for the prior year quarter. Non-interest income, exclusive of securities gains and losses, increased $34,000, or 13.2%, for the quarter ended March 31, 2001 as compared to the same period in the prior year. The increase in non-interest income is attributable to a $26,000 increase in other charges, commissions and fees and an $8,000 increase in loan servicing fees. Net gains (losses) on securities and loans increased $277,000, from a loss of $208,000 in the first quarter of 2000, to net gains of $69,000 for the 3 month period ending March 31, 2001. The prior year securities losses were incurred in conjunction with the reorganization of the Company's earning assets in an effort to improve future profitability.

     Non-interest Expense

     Non-interest expense decreased $878,000, or 33.9%, to $1.7 million for the three months ended March 31, 2001, as compared to the same period in 2000. The primary components of this decrease were the recording of certain unusual items and non-recurring charges of $849,000 by the Company during the first quarter of 2000. These non-interest expense levels resulted in an operating expense to total asset ratio of 2.94% and an efficiency ratio of 77.33%.

     Income Taxes

     Income taxes increased $270,000 for the quarter ended March 31, 2001 as compared to the same period in the prior year. This increase was directly attributable to a $1.2 million increase in the Company's pre-tax income.

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

     Gap Analysis. At March 31, 2001, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $25.5 million, representing a cumulative one-year gap ratio of a negative 10.92%.

     Changes in Net Interest Income and Net Portfolio Value. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes March 31, 2001 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.

   Change in Interest Rates
     Increase(Decrease)
        Basis Points                       Net Interest Income         Net Portfolio Value
        (Rate Shock)                        Percentage Change            Percentage Change

                  300                            -15.65%                       -21.18%
                  200                            -10.01%                       -13.85%
                  100                             -4.88%                        -6.75%
               Base Case                              -                          -
                  (100)                           3.21%                         2.97%
                  (200)                           6.09%                         4.40%
                  (300)                           6.96%                         2.94%

                                                   -11-

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

     Not applicable

     Defaults upon Senior Securities

     Not applicable

     Submission of Matters to a Vote of Security Holders

     Not applicable

     Other Information

     On March 20, 2001 the Board of Directors declared a $.06 cash dividend to shareholders of record as of March 31, 2001, payable on April 16, 2001.

     Exhibits and Reports on Form 8-K

     None

                                   SIGNATUARES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PATHFINDER BANCORP, INC.


                                    /s/ Thomas W. Schneider
             May 11, 2001           ------------------------------------
     Date:   ---------------        Thomas W. Schneider
                                    President, Chief Executive Officer

                                    /s/ James A. Dowd
             May 11, 2001           ------------------------------------
     Date:   ---------------        James A. Dowd
                                    Vice President, Chief Financial Officer