Form 10-Q
period 2001-07-30
PATHFINDER BANCORP INC
filed 2001-08-10
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                    FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT
                  OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001


                         SEC Exchange Act No. 000-23601


                            Pathfinder Bancorp, Inc.
                            -------------------------
               (Exact name of Company as specified in its charter)


                                     Federal
                                    --------
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                                   -----------
                     (I.R.S. Employer Identification Number)


       214 W. 1st Street
       Oswego, New York                                           13126
-----------------------------                                  ------------
(Address of principal executive office)                         (Zip Code)


         Company's telephone number, including area code: (315) 343-0057
                                                          --------------


                                 Not Applicable
                      --------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,601,495 shares of the Company's common stock outstanding as of August 10, 2001.

                            PATHFINDER BANCORP, INC.
                                      INDEX




PART 1                     FINANCIAL INFORMATION                       PAGE

Item 1.           Financial Statements

        o        Consolidated Balance Sheet                              1
        o        Consolidated Statements of Income                       2-3
        o        Consolidated Statements of Shareholders' Equity         4
        o        Consolidated Statements of Cash Flows                   5
        o        Notes to Consolidated Financial Statements              6


Item 2.           Management's Discussion and Analysis of Financial      7-11
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosure about Market   12-13
                  Risk

PART II           OTHER INFORMATION                                      14-15

     Item 1.           Legal proceedings
     Item 2.           Change in securities
     Item 3.           Default upon senior securities
     Item 4.           Submission of matters to a vote of security holders
     Item 5.           Other information
     Item 6.           Exhibits and reports on Form 8-K


SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                 June 30, 2001 (unaudited) and December 31, 2000


                                                                       June 30,              December 31,
                                                                         2001                    2000
                                                                    ------------          ----------------
                             ASSETS

Cash and due from banks                                               $4,678,825                 $3,969,370
Interest earning deposits                                              4,062,817                    185,973
                                                                  --------------              -------------
         Total cash and cash equivalents                               8,741,642                  4,155,343

Investment securities                                                 59,587,880                 63,758,011
Mortgage loans held-for-sale                                           1,737,371                    739,772
Loans:
     Real estate residential                                         107,192,669                106,506,162
     Real estate commercial                                           27,029,079                 27,367,427
     Consumer                                                          3,103,151                  3,009,209
     Commercial                                                       13,549,831                 12,873,143
                                                                     -----------                -----------
           Total loans                                               150,874,730                149,755,941
     Less: Allowance for loan losses                                   1,546,615                  1,273,707
            Unearned discounts and origination fees                       64,940                    120,203
                                                                   -------------              -------------
       Loans receivable, net                                         149,263,175                148,362,031

Premises and equipment, net                                            4,530,364                  4,611,698
Accrued interest receivable                                            1,575,374                  1,678,589
Other real estate                                                      1,043,157                    884,320
Intangible assets, net                                                 2,499,732                  2,657,609
Other assets                                                           6,442,969                  5,507,422
                                                                 ---------------             --------------
       Total assets                                                 $235,421,664               $232,354,795
                                                                    ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Interest bearing                                               $157,829,756               $151,563,551
     Non-interest bearing                                             11,445,977                  9,895,739
                                                                 ---------------             --------------
       Total deposits                                                169,275,733                161,459,290
Borrowed funds                                                        42,075,500                 47,229,500
Other liabilities                                                      2,780,068                  2,703,530
                                                                 ---------------            ---------------
       Total liabilities                                             214,131,301                211,392,320

Shareholders' equity:
     Common stock, par value $.10 per share;
       authorized 9,000,000 shares; issued
       2,884,720 shares; and 2,601,495 shares
       outstanding for 2001 and 2000,
       respectively.                                                     288,472                    288,472
     Additional paid in capital                                        6,567,978                  6,562,085        Retained
earnings18,17,859,388
     Accumulated other comprehensive income                               10,212                     30,919
     Unearned ESOP shares                                               (199,177)                  (227,230)
     Treasury stock, at cost; 283,225 shares                          (3,551,159)                (3,551,159)
                                                                      -----------                -----------
     Total shareholders' equity                                       21,290,363                 20,962,475
                                                                  --------------             --------------
     Total liabilities and shareholders' equity                     $235,421,664               $232,354,795
                                                                    ============               ============

     The accompanying notes are an integral part of the consolidated financial statements


                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended June 30, 2001 and June 30, 2000
                                   (unaudited)

                                                                              June 30,               June 30,
                                                                                 2001                  2000
                                                                             -----------            ---------
INTEREST INCOME:
   Loans                                                                      $3,092,902             $2,798,442
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                116,746                195,896
       State and political subdivisions                                           85,985                 91,220
       Corporate obligations                                                     382,704                371,663
       Marketable equity securities                                               40,217                 37,100
       Mortgage-backed                                                           333,714                366,961
       Federal funds sold and interest-bearing deposits                           22,896                    731
                                                                          --------------         --------------
           Total interest income                                               4,075,164              3,862,013

INTEREST EXPENSE:
   Interest on deposits                                                        1,597,480              1,384,011
   Interest on borrowed funds                                                    583,702                607,956
                                                                             -----------            -----------
       Total interest expense                                                  2,181,182              1,991,967
                                                                              ----------             ----------
               Net interest income                                             1,893,982              1,870,046
   Provision for loan losses                                                     419,028                 28,085
                                                                             -----------            -----------
               Net interest income after provision for loan losses             1,474,954              1,841,961
                                                                              ----------             ----------

OTHER INCOME:
   Service charges on deposit accounts                                           139,127                107,239
   Loan servicing fees                                                            36,093                 45,629
   Increase in value of Company owned life insurance                              41,851                 41,322
   Net gain (loss) on securities and loans                                       422,029                 (1,756)
   Other charges, commission and fees                                            108,763                 84,832
                                                                              ----------          -------------
       Total other income                                                        747,863                277,266
                                                                              ----------           ------------

OTHER EXPENSES:
   Salaries and employee benefits                                                727,648                754,296
   Building occupancy                                                            196,522                210,299
   Data processing expenses                                                      186,606                166,968
   Professional and other services                                               186,006                159,991
   Deposit insurance premiums                                                      7,662                  7,943
   Amortization of intangible asset                                               78,939                 78,939
   Other expenses                                                                343,143                310,076
                                                                             -----------          -------------
           Total other expenses                                                1,726,526              1,688,512
                                                                              ----------           ------------
Income before income taxes                                                       496,291                430,715
Provision for income taxes                                                       140,286                129,950
                                                                             -----------            -----------
Net income                                                                      $356,005               $300,765
                                                                                ========               ========

Net income per share - basic                                                 $      0.14            $      0.12
                                                                             ===========            ===========
Net income per share - diluted                                               $      0.14            $      0.12
                                                                             ===========            ===========


  The accompanying notes are an integral part of the consolidated  financial statements

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six months ended June 30, 2001 and June 30, 2000
                                   (unaudited)


                                                                               June 30,              June 30,
                                                                                 2001                  2000
                                                                             -----------            ---------
INTEREST INCOME:
   Loans                                                                      $6,226,222             $5,530,273
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                238,340                405,745
       State and political subdivisions                                          172,576                183,132
       Corporate obligations                                                     791,813                730,204
       Marketable equity securities                                               83,116                 74,582
       Mortgage-backed                                                           696,286                770,005
       Federal funds sold and interest-bearing deposits                           24,271                  1,561
                                                                          --------------         --------------
           Total interest income                                               8,232,624              7,695,502

INTEREST EXPENSE:
   Interest on deposits                                                        3,215,268              2,714,671
   Interest on borrowed funds                                                  1,274,671              1,236,783
                                                                           -------------            -----------
       Total interest expense                                                  4,489,939              3,951,454
                                                                              ----------             ----------
               Net interest income                                             3,742,685              3,744,048
   Provision for loan losses                                                     540,211                143,409
                                                                             -----------           ------------
               Net interest income after provision for loan losses             3,202,474              3,600,639
                                                                              ----------             ----------

OTHER INCOME:
   Service charges on deposit accounts                                           255,866                221,346
   Loan servicing fees                                                            72,217                 61,974
   Increase in value of Company owned life insurance                              81,173                 82,644
   Net gain (loss) on securities and loans                                       491,335               (209,250)
   Other charges, commission and fees                                            210,781                161,234
                                                                              ----------           ------------
       Total other income                                                      1,111,372                317,948
                                                                            ------------           ------------

OTHER EXPENSES:
   Salaries and employee benefits                                              1,487,210              1,645,922
   Building occupancy                                                            427,111                414,581
   Data processing expenses                                                      374,156                356,927
   Professional and other services                                               355,524                314,125
   Deposit insurance premiums                                                     15,572                 16,097
   Amortization of intangible asset                                              157,878                157,878
   Unusual items                                                                       -                578,176
   Other expenses                                                                619,745                793,868
                                                                             -----------          -------------
           Total other expenses                                                3,437,196              4,277,574
                                                                              ----------           ------------
Income (loss) before income taxes                                                876,650               (358,987)
Provision (benefit) for income taxes                                             254,020                (26,343)
                                                                             -----------          --------------
Net income (loss)                                                               $622,630              $(332,644)
                                                                                ========              ==========

Net income (loss) per share - basic                                          $      0.24        $         (0.13)
                                                                             ===========        ================
Net income (loss) per share - diluted                                        $      0.24        $         (0.13)
                                                                             ===========        ================

The accompanying notes are an integral part of the consolidated  financial statements


                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (unaudited)






                                                                                        Accum.
                               Common  Stock        Add't                               Other     Unearned
                           --------------------    Paid in    Retained  Comprehensive   Compr.     ESOP      Treasury
                             Shares     Amount     Capital    Earnings     Income       Income    Shares      Stock        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 $2,884,720  $288,472  $6,562,085  $17,859,388  $       -    $30,919  $(227,230)  $(3,551,159) $20,962,475

Comprehensive income:
   Net Income                                       622,630      622,630                                                     622,630
   Other comprehensive
    income, net of tax
    Unealized gains on
     securities
    Unrealized holding
     gains arising during
     period                                                                 456,824
    Reclassification
     adjustment for gains
      Included in net income                                               (491,335)
                                                                          ----------
   Other comprehensive loss,
    before tax                                                              (34,511)
   Income tax provision                                                      13,804
                                                                         -----------
   Other comprehensive loss,
    net of tax                                                              (20,707)  (20,707)                              (20,707)
                                                                         ----------
Comprehensive income:                                                       601,923
                                                                         ==========

ESOP shares earned                                    5,893                                        28,053                     33,946

Dividends declared
 (.12 per share)                                               (307,981)                                                   (307,981)
                           ----------  --------  ----------  -----------  ---------    -------  ---------   -----------  -----------
Balance, June 30, 2001    $ 2,884,720  $288,472  $6,567,978  $18,174,037  $       -    $10,212  $(199,177)  $(3,551,159) $21,290,363
                          ===========  ========  ==========  ===========  =========    =======  =========   ============ ===========


The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                         June 30, 2001 and June 30, 2000
                                   (unaudited)

                                                                                June 30,                 June 30,
                                                                                  2001                     2000
                                                                                --------               ----------
OPERATING ACTIVITIES:
   Net income (loss)                                                        $    622,630               $ (332,644)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for loan losses                                                     540,211                  143,409
   ESOP and other stock-based compensation earned                                 33,946                  466,815
   Deferred income tax expense (benefit)                                         129,522                  (74,890)
   Proceeds from sale of loans                                                 8,038,416                  566,823
   Originations of loans held-for-sale                                        (9,010,664)                (601,538)
   Realized loss/(gain) on:
     Sale of real estate acquired through foreclosure                             30,733                      343
     Loans                                                                       (25,351)                   5,116
     Available-for-sale investment securities                                   (444,974)                 204,387
   Depreciation                                                                  237,604                  236,210
   Amortization of intangibles                                                   157,878                  157,878
   Increase in surrender value of life insurance                                 (81,173)                 (36,644)
   Net accretion of premiums and discounts
      on investment securities                                                    (8,524)                  (7,560)
   Decrease (increase) in interest receivable                                    103,215                  (51,306)
   Net change in other assets and liabilities                                   (888,411)                 152,221
                                                                          ---------------           -------------
 Net cash (used in) provided by operating activities                            (564,942)                 828,620
                                                                            -------------             -----------

INVESTING ACTIVITIES
   Purchase of investment securities available-for-sale                       (1,043,834)              (5,353,725)
   Proceeds from maturities and principle reductions of
       investment securities available-for-sale                                2,936,605                1,193,957
   Proceeds from sale of:
       Real estate acquired through foreclosure                                  103,551                   83,738
       Available-for-sale investment securities                                2,696,347                5,300,432
   Net increase in loans                                                      (1,734,476)              (6,960,111)
   Purchase of premises and equipment                                           (156,270)                (204,243)
                                                                        -----------------           --------------
 Net cash provided by (used in)  investing activities                          2,801,923               (5,939,952)
                                                                          --------------               -----------

FINANCING ACTIVITIES
   Net increase in demand deposits, NOW accounts, savings accounts, money market deposit accounts
       and escrow deposits                                                     5,147,475                1,974,611
   Net increase in time deposits                                               2,668,968                2,135,671
   Net (repayments)/proceeds from borrowings                                  (5,154,000)               1,431,000
   Cash dividends                                                               (313,125)                (309,696)
   Treasury stock purchased                                                           --                 (179,750)
                                                                       -----------------            --------------
  Net cash provided by financing activities                                    2,349,318                5,051,836
  Increase (decrease) in cash and cash equivalents                             4,586,299                  (59,496)
 Cash and cash equivalents at beginning of period                              4,155,343                4,280,255
                                                                           -------------            -------------
  Cash and cash equivalents at end of period                                  $8,741,642               $4,220,759
                                                                              ----------               ----------

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $4,580,201               $3,924,890
   Income taxes paid                                                             359,618                   48,000
NON-CASH INVESTING ACTIVITY:
   Transfer of loans to other real estate                                       $293,121                 $550,335
   Decrease in unrealized gains and losses on available
       for sale investment securities                                             34,511                  417,737
NON-CASH FINANCING ACTIVITY:
   Dividends declared and unpaid                                                $156,090                 $157,035

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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2001 and 2000.

     Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Earnings per Share

     Basic earnings per share has been computed by dividing net income (loss) for the three months and six months ended June 30, using 2,565,347 and 2,564,165 weighted average common shares outstanding for 2001 and 2,553,341 and 2,556,924 for 2000. Diluted earnings per share for the three months and six months ended June 30, 2001 and the three month period ending June 30, 2000, has been computed using 2,588,239, 2,574,863 and 2,554,894 weighted average common shares outstanding, respectively. Due to the loss incurred by the Company during the first six months of 2000, the impact of outstanding options is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the six months ended June 30, 2000.

(3) Reclassifications

     Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

(4) New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to increase pre-tax income by approximately $316,000 on the Company's annual financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not determined what the effect of these tests will be on the earnings and financial position of the Company.

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

General

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At June 30, 2001, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank. At June 30, 2001, 1,583,239 shares, or 60.9%, of the Company's outstanding common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,018,256 shares, or 39.1%, was held by the public.

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

In June 2001, the Company and its mutual holding company parent converted its charter from a Delaware corporation to a Federal corporation chartered by the Office of Thrift Supervision. Pathfinder Bank will retain its New York savings bank charter.

The following discussion presents material changes to the Company's financial condition and the results of operations for the three and six months ended June 30, 2001 and June 30, 2000.

Financial Condition

Assets

Total assets increased approximately $3.1 million, or 1.3%, to $235.4 million at June 30, 2001 from $232.3 million at December 31, 2000. The increase in total assets is primarily attributable to a $3.9 million increase in interest earning deposits, a $901,000 increase in net loans receivable, a $998,000 increase in mortgage loans held-for sale and a $936,000 increase in other assets. These increases were partially offset by a $4.2 million decrease in investment securities. The increase in loans and interest earning deposits was principally funded by an increase of $7.8 million in deposits. The increase in net loans receivable is due to a $348,000 net increase in residential and commercial real estate loans, a $94,000 increase in consumer loans, and a $677,000 increase in commercial loans. The increase in other assets is primarily attributable to an increase in deferred taxes and prepaid expenses.

Liabilities

Total liabilities increased by $2.7 million, to $214.1 million at June 30, 2001 from $211.4 million at December 31, 2000. The increase is primarily attributable to a $7.8 million, or 4.8%, increase in total deposits, partially offset by a decrease in borrowed funds of $5.1 million, or 10.9%. The increase in deposits was comprised of a $3.7 increase million in savings, NOW and money management deposit accounts, a $2.5 million increase in time deposits and a $1.6 million increase in checking deposit accounts. The increased deposit levels allowed the company to reduce its utilization of wholesale funding during the first six months of the year. The increase in deposit balances can be attributed to the Company's competitive pricing of time deposit products, active efforts to obtain additional deposit relationships garnered through expanding commercial lending relationships, as well as funds moving out of equity markets into fixed income products.

Liquidity and Capital Resources

Shareholders' equity increased $328,000, or 1.6%, to $21.3 million at June 30, 2001 from $21.0 million at December 31, 2000. The increase in shareholder's equity is primarily the result of net income of $623,000, partially offset by dividends declared of $308,000.

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

Results of Operations

The Company recorded net income of $356,000 and $301,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in net income of $55,000, or 18.4%, for the three months ended June 30, 2001, resulted primarily from an increase in other income of $471,000 and a $24,000 increase in net interest income, offset by increases in provision for loan losses of $391,000 and operating expenses of $38,000. For the six months ended June 30, 2001, the Company recorded net income of $623,000 as compared to a net loss of $333,000 for the same period in the prior year. The net loss recorded for the prior year was the result of expenses associated with certain unusual items, totaling approximately $578,000, and non-recurring charges totaling approximately $270,000. Additionally, the Company incurred losses of approximately $195,000 on the sale of investment securities during the first quarter of the prior year. The tax benefit of the unusual items charges, non-recurring charges and securities losses totals approximately $241,000.

Annualized return on average assets and return on average shareholders equity were .61% and 7.09%, respectively for the three months ended June 30, 2001 as compared to .55% and 6.26% for the second quarter of 2000. For the six months ended June 30, 2001, the same performance measurements were .55 % and 6.27%, as compared to (.30%) and (3.38%) for the same period in the prior year.

Interest Income

Interest income, on a tax-equivalent basis, totaled $4.1 million for the quarter ended June 30, 2001, as compared to $3.9 million for the quarter ended June 30, 2000, an increase of $205,000, or 5.3%. The increase resulted primarily from an increase in the average balance of interest-earning assets to $215.9 million from $201.4 million in the prior period, partially offset by a decrease in the yield on average interest-earning assets to 7.59% from 7.73%. The increase in the average balance of interest earning assets was comprised of a $16.2 million increase in the average balance of loans receivable, and a $2.4 million increase in the average balance of interest bearing deposits, partially offset by a $4.1 million decrease in investment securities. The yield reduction is principally the result of mortgage loan originations occurring at rates below the weighted average coupon of the existing loan portfolio which lowered the total portfolio yield.

Interest income on loans receivable increased $294,000, or 10.5%, to $3.1 million for the three months ended June 30, 2001, as compared to the same period in the prior year. The increase in interest income on loans occurred from an increase in the average balance of loans receivable of $16.2 million, or 11.9%, to $151.7 million at June 30, 2001, partially offset by a reduction in the average yield on loans receivable to 8.14% from 8.29%. The increase in the average balance of loans receivable is comprised of originations of one-to-four family adjustable rate mortgage loans. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and amortize over 30 years. The Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower initial rates charged on 5/1 ARMS.

Interest income on the mortgage-backed securities portfolio decreased by $33,000, or 9.1%, to $334,000 for the three months ended June 30, 2001, from $367,000 for the same period in 2000. The decrease in interest income on mortgage-backed securities resulted generally from a decrease in the average balance on mortgage-backed securities of $626,000, combined with the decrease in the average yield on mortgage-backed securities to 6.29% from 6.73%.

Interest income on investment securities, on a tax equivalent basis, decreased $76,000, or 10.4% , to $652,000 for the three months ended June 30, 2001, from $728,000 for the same period in 2000. The decrease resulted primarily from a decrease in the average balance of investment securities of $3.5 million, or 7.9%, to $40.5 million for the three months ended June 30, 2001, while the tax equivalent yield of investment securities decreased to 6.45% from 6.62% for the quarters ended June 30, 2001 and 2000, respectively. The decrease in average balance resulted from the proceeds from calls and maturities of investment securities primarily being utilized to fund the Company's loan growth.

Interest income on interest-earning deposits increased $22,000, to $23,000, for the three months ended June 30, 2001 as compared to the same period in the prior year. The increase was primarily the result of an increase of $2.4 million in the average balance of interest-earning deposits, partially offset by a decrease in the average yield on interest-earning deposits to 3.72% from 3.74%.

Interest income, on a tax equivalent basis, totaled $8.3 million for the six months ended June 30, 2001, as compared to $7.8 million for the same period in 2000, an increase of $564,000, or 7.3%. The increase resulted primarily from an increase in the average balance of interest-earning assets of $13.7 million, or 6.8%, combined with an increase in the tax-equivalent yield on interest-earning assets to 7.74% from 7.71%.

For the six months ended June 30, 2001, interest income on loans receivable increased $696,000, or 12.6% as compared to the same period in the prior year. Average loans receivable increased $17.4 million while the yield on average loans receivable decreased to 8.22% from 8.24%.

For the six months ended June 30, 2001 and 2000, interest income on mortgage-backed securities was $696,000 and $770,000, respectively, a decrease of $74,000, or 9.6%. The decrease in the average balance of mortgage backed securities reflects the increase in prepayments experienced during the first six months of 2001 in response to the declining interest rate environment. The proceeds were utilized to fund the Company's loan growth.

For the six months ended June 30, 2001, tax equivalent interest income on investment securities decreased $75,000, or 5.14%, to $1.4 million compared to $1.5 million for the same period in 2000. The decrease resulted primarily from a decrease in the average balance of investment securities of $3.6 million, offset by an increase in the tax equivalent yield on investment securities to 6.77% from 6.56%.

Interest income on interest-earning deposits decreased $23,000 to $24,000 for the six months ended June 30, 2001 as compared to the same period in the prior year. This increase is principally due to an increase in the average balance of interest-earning deposits of $1.2 million when compared to the same period in the prior year.

Interest Expense

Interest expense for the quarter ended June 30, 2001 increased by approximately $189,000, or 9.5%, to $2.2 million from $2.0 million compared to the same quarter for 2000. The increase in interest expense for the period was principally the result of an increase in the average balance of interest bearing deposits of $11.3 million, or 7.8%, to $156.2 million for the three months ended June 30, 2001 from $144.9 for the three months ended June 30, 2000, and an increase in the average balance of borrowed funds of $1.5 million, or 3.7%, to $42.7 for the three months ended June 30, 2001 from $41.2 for the three months ended June 30, 200. The average cost of interest bearing deposits increased to 4.09% from 3.82%, for the three months ended June 30, 2001 and 2000, respectively, offset by a decrease in the average cost of borrowed funds to 5.47%, from 5.90%.

For the six months ended June 30, 2001, interest expense increased $538,000, or 13.6%, when compared to the first six months of 2000. The increase in interest expense for the period was the result of an increase in the average balance of interest bearing liabilities of $9.4 million, combined with an increase in the average cost of interest bearing liabilities to 4.51% from 4.17%.

Net Interest Income

Net interest income, on a tax equivalent basis, remained constant for the three months and six months ended June 30, 2001 at $1.9 million and $3.7 million, respectively, when compared to the same periods in the prior year.

Net interest margin for the quarter ended June 30, 2001 decreased from 3.78% to 3.55% when compared to the same period in the prior year. For the six months ended June 30, 2001, net interest margin decreased from 3.78% to 3.57%, when compared to the same period in the prior year. This is due to the decrease in the average yield on loans receivable and investment securities, combined with an increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended June 30, 2001 of $419,000, as compared to a provision of $28,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the provision for loan losses was $540,000 and $143,000, respectively. The increase in provision for loan losses is principally the result of increased loan charge offs, implementation of a more comprehensive loan review process and management's desire to increase coverage ratios due to the slowing economy. The Company had non-performing loans of $1.9 million at June 30, 2001. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at June 30, 2000 were 1.01% and 81.58%, respectively, as compared to .85% and 50.29% at June 30, 2000.

Non-interest Income

Non-interest income consists of servicing income on deposit accounts, loan fee income, cash surrender value from Company owned life insurance, gain (loss) on sales of loans and investment securities and other operating income. Non-interest income increased approximately $471,000, to $748,000 for the three months ended June 30, 2001 as compared to $277,000 for the prior year quarter. The increase in non-interest income is primarily attributable to an increase in net securities gains and losses of $424,000. Exclusive of net securities gains and losses, non-interest income increased $47,000, or 17.0%, compared to the same period in the prior year. This was primarily due to an increase in service charges on deposit accounts and other fee income.

For the six months ended June 30, 2001, non-interest income increased $793,000, or 249.5%, compared to the same period in 2000. Non-interest income, exclusive of securities gains and losses, increased $93,000, or 17.6%, for the six months ended June 30, 2001 as compared to the same period in the prior year. Net securities gains (losses) increased $701,000, to a net gain of $491,000 for the period ending June 30, 2001, as compared to a loss of $209,000 in the prior year.

Non-interest Expense

Non-interest expense increased $38,000, or 2.3%, to $1.7 million for the three months ended June 30, 2001, as compared to the same period in 2000. The increase in non-interest expense is primarily the result of a $26,000, or 16.3%, increase in professional and other services, a $20,000, or 11.8%, increase in data processing costs and a $33,000, or 10.7%, increase in other expenses. These increases were partially offset by a $14,000 decrease in building occupancy expenses and a $27,000 decrease in salaries and employee benefits. The increase in professional and other services is primarily a result of legal fees incurred in connection with the conversion of the Company's charter from the State of Delaware to that of a Federal Corporation. The increase in data processing expenses is a result of increased licensing and maintenance charges associated with the Company's core processing systems and development of internet banking services.

For the six months ended June 30, 2001, non-interest expense decreased $840,000, or 19.6%, to $3.4 million as compared to $4.3 million for the same period in 2000. Non-interest expenses for the first quarter of 2000 were adversely impacted by unusual items and non-recurring charges of approximately $789,000. Exclusive of the unusual and non-recurring charges, non-interest expenses decreased $51,000, or 1.5%, to $3.4 million for the six months ended June 30, 2001 when compared to the same period in the prior year.

Income Taxes

Income taxes increased approximately $10,000, or 8.0%, for the quarter ended June 30, 2001 as compared to the same period in the prior year. The increase is primarily a result of an increase in pretax income for the second quarter of 2001.

For the six months ended June 30, 2001 and 2000, income tax expense (benefit) was an expense of $254,000 and benefit of $26,000, respectively. The increase is the result of the prior year to date pre-tax loss, as compared to the current period's net income.

Other Matters

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to increase pre-tax income by approximately $316,000 on the Company's annual financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Gap Analysis. At June 30, 2001, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $27.1 million, representing a cumulative one-year gap ratio of a negative 11.51%.

Changes in Net Interest Income and Net Portfolio Value. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes June 30, 2001 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.


Change in Interest Rates
     Increase(Decrease)
         Basis Points                       Net Interest Income                            Net Portfolio Value
         (Rate Shock)                        Percentage Change                              Percentage Change
         -----------                        -------------------                             -----------------

             300                                     -12.31%                                      -21.77%
             200                                     -  7.81%                                     -14.40%
             100                                     - 3.59%                                     -  6.58%
         Base Case
            -100                                       1.91%                                       3.54%
            -200                                       3.24%                                       3.85%
            -300                                       2.70%                                       1.48%


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

Not applicable

Defaults upon Senior Securities

Not applicable

Submission of Matters to a Vote of Security Holders

The Company's Meeting of Shareholders was held on April 25, 2001. The following are the items voted on and the results of the shareholder voting.

1. The election of Steven W. Thomas, Corte J. Spencer and Janette Resnick to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified.

                                    For         Against           Withheld
                              ---------         -------           --------
    Steven W. Thomas          1,928,318             0             160,214
    Corte J. Spencer          1,929,085             0             159,447
    Janette Resnick           1,929,218             0             159,314

     Set forth below are the names of the other directors of the Bank and their terms of office.

                   Name                                   Term Expires
                   ----                                   ---- -------
                  Chris G. Gagas                              2002
                  Chris R. Burritt                            2002
                  Raymond W. Jung                             2002
                  Bruce E. Manwaring                          2003
                  L. William Nelson                           2003
                  George P. Joyce                             2003

2. The ratification of the appointment of Pricewaterhouse Coopers, LLP as auditors for the fiscal year ending December 31, 2001.

                                           For          Against          Abstain
                                       ---------       ---------         -------
                      Number of Votes  1,922,939         159,314           79



3. The approval of the Plan of Charter Conversion from a Delaware Corporation to a Federal Corporation.

                                           For          Against          Abstain
                                       ---------       ---------         -------
                      Number of Votes  1,915,592         166,090          650



Other Information

On June 19, 2001, the Board of Directors declared a $.06 cash dividend to shareholders of record as of June 30, 2001, payable on July 15, 2001.

Exhibits and Reports on Form 8-K

None

                                   SIGNATURES





     Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   PATHFINDER BANK
                                                   ---------------






Date:08/10/2001                         /s/ Thomas W. Schneider
     -------------------                ----------------------------------------
                                        Thomas W. Schneider
                                        President, Chief Executive Officer



Date:08/10/2001                         /s/ James A. Dowd
     -------------------                ----------------------------------------
                                        James A. Dowd
                                        Vice President, Chief Financial Officer