Form 10-Q
period 2001-09-30
PATHFINDER BANCORP INC
filed 2001-11-13
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         SEC Exchange Act No. 000-23601


                            Pathfinder Bancorp, Inc.
                -------------------------------------------------
               (Exact name of issuer as specified in its charter)


                                     Federal
             ------------------------------------------------------
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                      --------------------------------------
                     (I.R.S. Employer Identification Number)


             214 W. 1st Street
               Oswego, New York                                         13126
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)


         Company's telephone number, including area code: (315) 343-0057
                                                         ----------------------

                                 Not Applicable
      ----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,601,495 shares of the Company's common stock outstanding as of November 09, 2001.

                            PATHFINDER BANCORP, INC.
                                      INDEX




PART 1     FINANCIAL INFORMATION                                          PAGE

Item 1.    Financial Statements

             o   Consolidated Balance Sheets                             1
             o   Consolidated Statements of Income                       2 - 3
             o   Consolidated Statements of Shareholders' Equity         4
             o   Consolidated Statements of Cash Flows                   5 - 6
             o   Notes to Consolidated Financial Statements              7


Item 2.  Management's Discussion and Analysis of Financial               8 - 12
         Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures about Market Risk      13 - 14


PART II  OTHER INFORMATION                                               15

         Item 1.   Legal proceedings
         Item 2.   Change in securities
         Item 3.   Default upon senior securities
         Item 4.   Submission of matters to a vote of security holders
         Item 5.   Other information
         Item 6.   Exhibits and reports on Form 8-K


SIGNATURES

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
              September 30, 2001 (unaudited) and December 31, 2000

                                                                   September 30,                December 31,
                                                                        2001                        2000
                                 ASSETS                             ------------                ------------

Cash and due from banks                                            $   3,633,754               $  3,969,370
Interest earning deposits                                              1,931,495                    185,973
                                                                    ------------               ------------
         Total cash and cash equivalents                               5,565,249                  4,155,343

Investment securities                                                 58,746,473                 63,758,011
Mortgage loans held-for-sale                                           2,658,359                    739,772
Loans:
     Real estate residential                                         110,057,711                106,506,162
   Real estate commercial                                             28,504,888                 27,367,427
   Consumer                                                            3,133,936                  3,009,209
     Commercial                                                       14,439,908                 12,873,143
                                                                    ------------               ------------
       Total loans                                                   156,136,443                149,755,941
   Less: Allowance for loan losses                                     1,576,615                  1,273,707
          Unearned discounts and origination fees                         (7,891)                   120,203
                                                                    ------------               ------------
     Loans receivable, net                                           154,567,719                148,362,031

Premises and equipment, net                                            4,560,830                  4,611,698
Accrued interest receivable                                            1,627,929                  1,678,589
Other real estate                                                        882,566                    884,320
Intangible assets, net                                                 2,420,794                  2,657,609
Other assets                                                           6,756,435                  5,507,422
                                                                    ------------               ------------
     Total assets                                                   $237,786,354               $232,354,795
                                                                    ============               ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Interest bearing                                                 $155,486,908               $151,563,551
   Non-interest bearing                                               11,980,174                  9,895,739
                                                                    ------------               ------------
     Total deposits                                                  167,467,082                161,459,290
Borrowed funds                                                        44,772,500                 47,229,500
Other liabilities                                                      3,049,158                  2,703,530
                                                                    ------------               ------------
     Total liabilities                                               215,288,740                211,392,320

Shareholders' equity:
   Common stock, par value $.10 per share; authorized
     9,000,000 shares; issued 2,884,720 shares; and
     2,601,495 shares outstanding for 2001 and 2000,
     respectively.                                                       288,472                    288,472
   Additional paid in capital                                          6,579,830                  6,562,085
   Retained earnings                                                  18,547,952                 17,859,388
   Accumulated other comprehensive income                                818,556                     30,919
   Unearned ESOP shares                                                 (186,037)                  (227,230)
   Treasury stock, at cost; 283,225 shares                            (3,551,159)                (3,551,159)
                                                                    ------------               ------------
   Total shareholders' equity                                         22,497,614                 20,962,475
                                                                    ------------               ------------
   Total liabilities and shareholders' equity                       $237,786,354               $232,354,795
                                                                    ============               ============

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

      For the three months ended September 30, 2001 and September 30, 2000
                                   (unaudited)

                                                                               September 30,       September 30,
                                                                                  2001                 2000
                                                                               ------------        ------------
INTEREST INCOME:
   Loans                                                                      $3,133,892             $2,959,114
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                 89,132                189,369
       State and political subdivisions                                           81,313                 89,826
       Corporate obligations                                                     373,385                389,248
       Marketable equity securities                                               54,489                 68,916
       Mortgage-backed securities                                                309,416                355,752
       Federal funds sold and interest-bearing deposits                           32,718                  5,517
                                                                            ------------           ------------
           Total interest income                                               4,074,345              4,057,742
                                                                            ------------           ------------
INTEREST EXPENSE:
   Interest on deposits                                                        1,544,769              1,503,557
   Interest on borrowed funds                                                    552,730                705,557
                                                                            ------------           ------------
       Total interest expense                                                  2,097,499              2,209,114
                                                                            ------------           ------------

               Net interest income                                             1,976,846              1,848,628
   Provision for loan losses                                                      38,528                 49,697
                                                                            ------------           ------------
               Net interest income after provision for loan losses             1,938,318              1,798,931
                                                                            ------------           ------------
OTHER INCOME:
   Service charges on deposit accounts                                           136,552                114,223
   Loan servicing fees                                                            53,937                 32,697
   Cash surrender value                                                           61,868                 41,322
   Net losses on securities and loans                                            (38,192)                  (199)
   Other charges, commission and fees                                            122,052                100,175
                                                                            ------------           ------------
       Total other income                                                        336,217                288,218
                                                                            ------------           ------------
OTHER EXPENSES:
   Salaries and employee benefits                                                752,666                717,386
   Building occupancy                                                            190,391                188,760
   Data processing expenses                                                      192,725                259,183
   Professional and other services                                               170,053                135,835
   Deposit insurance premium                                                       7,680                  3,976
   Amortization of intangible asset                                               78,939                 78,939
   Other expenses                                                                301,683                329,794
                                                                            ------------           ------------
       Total other expenses                                                    1,694,137              1,713,873
                                                                            ------------           ------------
Income before income taxes                                                       580,398                373,276
Provision for income taxes                                                       137,415                115,935
                                                                            ------------           ------------
Net income                                                                     $ 442,983            $   257,341
                                                                            ============           ============
Net income per share - basic                                                $        .17          $        0.10
                                                                            ============           ============
Net income per share - diluted                                              $        .17          $        0.10
                                                                            ============           ============

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME For
             the nine months ended September 30, 2001 and September
                                    30, 2000
                                   (unaudited)

                                                                             September 30,          September 30,
                                                                                 2001                   2000
                                                                             ------------           ------------
INTEREST INCOME:
   Loans                                                                      $9,360,114             $8,489,387
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                327,472                595,114
       State and political subdivisions                                          253,889                272,958
       Corporate                                                               1,165,198              1,119,452
       Marketable equity securities                                              137,605                143,498
       Mortgage-backed securities                                              1,005,702              1,125,757
       Federal funds sold and interest-bearing deposits                           56,989                  7,078
                                                                            ------------           ------------
           Total interest income                                              12,306,969             11,753,244
                                                                            ------------           ------------
INTEREST EXPENSE:
   Interest on deposits                                                        4,760,037              4,218,228
   Interest on borrowed funds                                                  1,827,401              1,942,340
                                                                            ------------           ------------
       Total interest expense                                                  6,587,438              6,160,568
                                                                            ------------           ------------
               Net interest income                                             5,719,531              5,592,676
   Provision for loan losses                                                     578,739                193,106
                                                                            ------------           ------------
               Net interest income after provision for loan losses             5,140,792              5,399,570
                                                                            ------------           ------------
OTHER INCOME:
   Service charges on deposit accounts                                           392,418                335,569
   Loan servicing fees                                                           126,154                 94,671
   Cash surrender value                                                          143,041                123,966
   Net gains (losses) on securities and loans                                    453,143               (209,449)
   Other charges, commission and fees                                            332,833                261,409
                                                                            ------------           ------------
       Total other income                                                      1,447,589                606,166
                                                                            ------------           ------------
OTHER EXPENSES:
   Salaries and employee benefits                                              2,239,876              2,363,308
   Building occupancy                                                            617,502                603,341
   Data processing expenses                                                      566,881                616,110
   Professional and other services                                               525,577                449,960
   Deposit insurance premiums                                                     23,252                 20,073
   Amortization of intangible asset                                              236,817                236,817
   Other expenses                                                                921,428              1,123,662
   Unusual items                                                                       -                578,176
                                                                            ------------           ------------
       Total other expenses                                                    5,131,333              5,991,447
                                                                            ------------           ------------
Income before income taxes                                                     1,457,048                 14,289
Provision for income taxes                                                       391,435                 89,592
                                                                            ------------           ------------
Net income (loss)                                                             $1,065,613            $   (75,303)
                                                                            ============           ============
Net income (loss) per share - basic                                            $   0.42           $  (0.03)
                                                                            ============           ============
Net income (loss) per share - diluted                                          $   0.41           $  (0.03)
                                                                            ============           ============

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)



                                                                                                             Accum.
                                                               Add't                                         Other
                                          Common  Stock       Paid in      Retained         Comprehensive     Comp
                                        Shares    Amount      Capital     Earnings             Income        Income
                                    -------------------------------------------------------------------------------------


Balance, December 31, 2000            2,884,720   $288,472   $6,562,085   $17,859,388    $                  $30,919

Comprehensive income:
   Net income                                                               1,065,613        1,065,613
   Other comprehensive income,
        net of tax:
          Unrealized gains on securities
          Unrealized holding gains arising during period                                     1,758,957
          Reclassification adjustment for gains
             Included in net income                                                           (446,229)
                                                                                            ----------
  Other comprehensive income, before tax                                                     1,312,728
  Income tax provision                                                                         525,091
                                                                                            ----------
  Other comprehensive income, net of tax                                                       787,637      787,637
                                                                                            ----------
Comprehensive income                                                                         1,853,250
                                                                                            ==========
ESOP shares earned                                             17,745

Dividends declared (.19 per share)                                           (377,049)
                                    -------------------------------------------------------------------------------------
Balance, September 30, 2001           2,884,720   $288,472 $6,579,830     $18,547,952    $       -         $818,556
                                    ===========   =======================================================================


                                                                                    Unearned
                                                                         ESOP       Treasury
                                                                        Shares       Stock           Total

                                                                 --------------------------------------------

Balance, December 31, 2000                                            $(227,230)  $(3,551,159) $20,962,475

Comprehensive income:
   Net income                                                                                    1,065,613
   Other comprehensive income,
        net of tax:
          Unrealized gains on securities
          Unrealized holding gains arising during period
          Reclassification adjustment for gains
             Included in net income
  Other comprehensive income, before tax
  Income tax provision
  Other comprehensive income, net of tax                                                           787,637
Comprehensive income

ESOP shares earned                                                       41,193                     58,938

Dividends declared (.19 per share)                                                                (377,049)
                                                                 --------------------------------------------
Balance, September 30, 2001                                           $(186,037)  $(3,551,159) $22,497,614
                                                                 ============================================

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2001and September 30, 2000
                                   (uaudited)


                                                                             September 30,               September 30,
                                                                                   2001                        2000
                                                                              ------------               ------------
OPERATING ACTIVITIES:
   Net income (loss)                                                          $1,065,613                    $(75,303)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                                578,739                     193,106
        ESOP and other stock-based compensation earned                            58,938                     532,241
        Deferred income tax benefit                                             (201,213)                   (307,940)
        Proceeds from sale of loans                                            9,257,819                     898,610
        Originations of loans held-for-sale                                  (12,514,787)                   (703,753)
        Realized loss/(gain) on:
             Sale of real estate acquired through foreclosure                     33,602                       1,053
             Sale of loans                                                       (16,714)                      5,315
             Available-for-sale investment securities                           (446,229)                    204,134
        Depreciation                                                             351,108                     356,383
        Amortization of intangibles                                              236,817                     236,817
        Increase in surrender value of life insurance                           (143,040)                    (77,966)
        Net accretion of premiums and discounts on
           investment securities                                                  (7,675)                    (12,533)
        Decrease (increase) in interest receivable                                50,660                    (265,954)
        Net change in other assets and liabilities                              (993,308)                    687,362
                                                                              ------------               ------------
   Net cash (used in) provided by operating activities                        (2,689,670)                  1,671,572
                                                                              ------------               ------------
INVESTING ACTIVITIES:
        Purchase of investment securities available for sale                  (1,823,332)                 (5,442,232)
        Proceeds from maturities and principle reductions of
           investment securities available for sale                            4,584,055                   1,923,771
        Proceeds from sale of:
             Real estate acquired through foreclosure                            306,065                     213,544
             Available-for-sale investment securities                          5,372,845                   5,300,685
        Net increase in loans                                                 (7,122,340)                (14,278,426)
        Purchase of premises and equipment                                      (300,240)                   (278,604)
                                                                              ------------               ------------
   Net cash provided by (used in) investing activities                         1,017,053                 (12,561,262)
                                                                              ------------               ------------
FINANCING ACTIVITIES
   Netincrease in demand deposits, NOW accounts, savings accounts, money market deposit accounts and escrow accounts
       and escrow deposits                                                     8,361,232                     852,416
   Net (decrease) increase in time deposits                                   (2,353,440)                  8,503,984
   Net (repayments)/proceeds from borrowings                                  (2,457,000)                  1,287,000
   Cash dividends                                                               (468,269)                   (462,752)
   Treasury stock purchased                                                            -                    (179,750)
                                                                              ------------               ------------
  Net cash provided by financing activities                                    3,082,523                  10,000,898
                                                                              ------------               ------------
 Increase/(decrease) in cash and cash equivalents                              1,409,906                    (888,792)
 Cash and cash equivalents at beginning of period                              4,155,343                   4,280,255
                                                                              ------------               ------------
  Cash and cash equivalents at end of period                                  $5,565,249                  $3,391,463
                                                                              ============               ============

                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2001 and September 30, 2000
                                   (unaudited)


                                                                             September 30,               September 30,
                                                                                  2001                        2000
                                                                             -------------               -------------

CASH PAID DURING THE PERIOD FOR:

   Interest                                                                   $6,568,104                 $6,100,781
   Income taxes paid                                                             419,618                     73,000

NON-CASH INVESTING ACTIVITY:

   Transfer of loans to other real estate                                       $337,913                   $637,633
   Increase in unrealized gains and losses on available
       for sale investment securities                                         (1,313,031)                  (539,340)

    Loans securitized and held as investments                                  1,355,095                         --

NON-CASH FINANCING ACTIVITY:

   Dividends declared and unpaid                                                 $69,068                   $151,860






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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and nine months ended September 30, 2001 and 2000.

     Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Earnings per Share
    ------------------

     Basic earnings per share have been computed by dividing net income (loss) for the three months and nine months ended September 30, using 2,567,722 and 2,565,364 weighted average common shares outstanding for 2001 and 2,557,189 and 2,537,425 for 2000. Diluted earnings per share for the three and nine month periods ending September 30, 2001 and the three month period ending September 30, 2000 have been computed using 2,626,470, 2,592,793 and 2,558,596 weighted average common shares outstanding, respectively. Due to the loss incurred by the company during the first nine months of 2000, the impact of outstanding options is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the nine months ended September 30, 2000.

(3) Reclassifications
    -----------------

     Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

(4) New Accounting Pronouncements
    -----------------------------

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible asset will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to increase pre-tax income by approximately $316,000 on the Company annual financial statements. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not determined what the effect of these tests will be on the earning and financial position of the Company.

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

General

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At September 30, 2001, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank. At September 30, 2001, 1,583,239 shares, or 60.9%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,018,256 shares, or 39.1%, was held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its loans, investment securities, federal funds sold and interest-bearing deposits, and its cost of funds consisting of interest expense on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, noninterest income and noninterest expense. Noninterest income is comprised of service charges on deposit accounts, loan fees, cash surrender value, other charges, commissions and fees and net securities gain and losses. Noninterest expense includes salaries and employee benefits, building occupancy, data processing expenses, professional and other services and amortization of intangible assets. Earnings of the Company are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. These events are beyond the control of the Company.

For the third quarter ending September 30, 2001, the Company's parent, Pathfinder Bancorp, MHC, waived its right to receive its portion of the cash dividends declared on September 18, 2001. The Mutual Holding Company's $111,000 of waived cash dividends is maintained in the Company's restricted retained earnings account.

During July 2001, Pathfinder Bancorp, Inc. completed its conversion to a federal charter. The charter conversion was completed pursuant to plans of charter conversion which were approved by the Office of Thrift Supervision. The Company's charter conversion was approved by stockholders at the annual meeting on April 25, 2001. Upon completion of the conversion, the outstanding shares of common stock, par value $.10 per share of Pathfinder Bancorp, Inc. became, by operation of law, common stock, par value $.01 per share of the Company on a one-for- one basis and the shares of the Company will continue to be traded under the symbol PBHC on the Nasdaq Small Cap Market.


On October 16, 2001, the Board of Directors of Pathfinder Bancorp, Inc. resolved to increase the number of Directors from nine to ten. Pursuant to this action, Thomas Schneider, President and Chief Executive Officer of the Company, was appointed to the Board of Directors. Mr. Schneider's term will end in 2002, subject to re-election at the annual shareholders' meeting.

The following discussion presents material changes to the Company's financial condition from December 31, 2000 to September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001.

Financial Condition

Assets
------

Total assets increased approximately $5.4 million, or 2.3%, to $237.8 million at September 30, 2001 from $232.4 million at December 31, 2000. The increase in total assets was primarily the result of a $6.2 million increase in net loans receivable, a $1.9 million increase in mortgage loans-held-for-sale, a $1.4 million increase in cash and cash equivalents and a $1.2 million increase in other assets. These increases were partially offset by a $5.0 million decrease in investment securities. The increase in net loans receivable is primarily due to a $3.6 million increase in residential real estate loans, a $1.1 million increase in commercial real estate loans, and a $1.6 million increase in commercial loans. The increases in loan balances are a result of the Company competitively pricing residential real estate mortgages and continued emphasis on increased commercial customer relationships. The increase in loans was principally funded by an increase of $6.0 million in deposits and by proceeds from amortization, maturities and sales of investment securities.

Liabilities
-----------

Total liabilities increased by $3.9 million, to $215.3 million at September 30, 2001 from $211.4 million at December 31, 2000. The increase is primarily attributable to a $6.0 million, or 3.7%, increase in total deposits, and an increase of $346,000, or 12.8%, in other liabilities, partially offset by a decrease in borrowed funds of $2.5 million, or 5.2%. The increase in deposits was primarily comprised of a $3.9 million increase in interest bearing deposits and a $2.1 million increase in noninterest bearing deposits. The increase in interest earning deposits was comprised of a $1.6 million increase in NOW deposit accounts and a $4.8 million increase in savings accounts, partially offset by a decrease in time deposits of $2.5 million. The increase in deposit accounts is primarily due to the Company's active efforts to obtain additional deposit relationships garnered through expanded lending relationships, as well as funds moving out of equity markets into fixed income products.

Liquidity and Capital Resources
-------------------------------

Shareholders' equity increased $1.5 million, or 7.3%, to $22.5 million at September 30, 2001 from $21.0 million at December 31, 2000. The increase in shareholders' equity is primarily the result of a $788,000 increase in accumulated other comprehensive income and a $689,000 increase in retained earnings (net of $377,000 in dividends paid).

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

Results of Operations

The Company recorded net income of $443,000 and $257,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in net income of $186,000, or 72.1%, for the three months ended September 30, 2001, resulted primarily from an increase of $139,000 in net interest income after provision for loan losses, an increase in other income of $48,000, or 16.7%, and a reduction of $20,000, or 1.2%, in operating expenses. For the nine months ended September 30, 2001, the Company recorded net income of approximately $1.1 million as compared to net a net loss of $75,000 for the same period in the prior year. The net loss recorded for the first nine months of 2000 was a direct result of the net loss recorded by the Company during the first quarter of the year. The Company's first quarter earnings were adversely impacted by certain unusual items, totaling approximately $578,000, and non-recurring charges totaling approximately $270,000. Additionally, the Company incurred losses of approximately $195,000 on the sale of investment securities during the first quarter of 2000. The tax benefit of the unusual items, non-recurring charges and securities losses totals approximately $241,000.

Annualized return on average assets and return on average shareholders equity were .75% and 7.99%, respectively for the three months ended September 30, 2001 as compared to .46% and 5.16% for the third quarter of 2000. For the nine months ended September 30, 2001, annualized return on average assets and return on average shareholders' equity were .60% and 6.58%, as compared to (.05)% and (.51)% for the same period in the prior year.

Interest Income
---------------

Three month period

Interest income, on a tax-equivalent basis, remained consistent at $4.1 million for the quarter ended September 30, 2001 as compared to the same period in 2000. Interest income was affected by an increase in the average balance of interest earning assets to $218.1 million from $207.9 million, offset by a decrease in the tax equivalent yield on interest earning assets to 7.52% from 7.91%. The decrease in the tax equivalent yield was a result of the declining interest rate environment during the 3rd quarter of 2001. The yield decrease was somewhat mitigated by increased originations of residential and commercial real estate loans.

Interest income on loans receivable increased $175,000, or 5.9%, to $3.1 million for the three months ended September 30, 2001 as compared to the same period in the prior year. The increase in interest income on loans occurred from an increase in the average balance of loans receivable of $14.9 million, or 10.5%, to $156.2 million at September 30, 2001, from $141.3 million at September 30, 2000, and a decrease in the average yield on loans receivable to 8.03% from 8.38%.

Interest income on the mortgage-backed securities portfolio decreased by $46,000, or 13.0%, to $309,000 for the three months ended September 30, 2001, from $356,000 for the three months ended September 30, 2000. The decrease in interest income on mortgage-backed securities resulted generally from a reduction in the average balance on mortgage-backed securities of $1.7 million and the decrease in the average yield on mortgage-backed securities to 6.36% from 6.71%.

Interest income on investment securities, on a tax equivalent basis, decreased $165,000, or 20.9%, for the three months ended September 30, 2001 to $623,000 from $788,000 for the same period in 2000. The decrease resulted from a reduction in the average balance on investment securities, on a tax equivalent basis of $6.1 million, combined with a decrease in the average tax equivalent yield of investment securities to 6.42% from 7.01%. The decrease in the average balance resulted from the proceeds from calls and maturities of investment securities primarily being utilized to fund the Company's loan growth.

Interest income on interest-earning deposits increased $26,000, to $32,000 from $6,000 for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily the result of a $3.2 million increase in the average balance of interest earning deposits.

Nine Month Period

Interest income, on a tax equivalent basis, totaled $12.4 million for the nine months ended September 30, 2001, as compared to $11.9 million for the same period in 2000, an increase of $523,000, or 4.4%. The increase resulted primarily from an increase in the average balance of interest-earning assets of $12.6 million, or 6.2%, partially offset by a decrease in the tax-equivalent yield on interest-earning assets to 7.63% from 7.76%.

For the nine months ended September 30, 2001 and 2000, interest income on loans receivable increased $871,000, or 10.3%. Average loans receivable increased $16.6 million while the yield on average loans receivable decreased to 8.15% from 8.30%. The increase in the average balance of loans receivable is comprised of originations of one-to-four family adjustable rate and fixed rate mortgage loans. The origination of adjustable rate mortgage loans is primarily comprised of "5/1 ARMS" which have interest rates which are fixed for the first five years and are adjustable annually thereafter, and generally amortize over 30 years. The Company also experienced an increase in the origination of commercial real estate and business loans. The decrease in the yield on average loans receivable was attributable to the lower rates charged on residential loans. In addition, the 300 basis point decline in the Company's prime rate has affected the yield on prime-based commercial lending.

For the nine months ended September 30, 2001 and 2000, interest income on mortgage-backed securities was $1.0 million and $1.1 million, respectively, a decrease of $120,000, or 10.7%. The decrease in the average balance of mortgage backed securities reflects the scheduled amortization and prepayments of principle on the underlying mortgage loans. The principle reductions have been utilized to fund existing loan demand, rather than being reinvested into the mortgage-backed security portfolio.

For the nine months ended September 30, 2001, tax equivalent interest income on investment securities decreased $270,000, or 12.1%, to $2.0 million compared to $2.2 million for the same period in 2000. The decrease resulted primarily from a decrease in the average balance of investment securities of $4.4 million, combined with a decrease in the tax equivalent yield on investment securities to 6.50% from 6.66%.

For the nine months ended September 30, 2001, interest income on interest-earning deposits increased $50,000. This increase is principally the result of a $2.0 million increase in the average balance of interest-earning deposits, partially offset by a decrease in the average yield on interest earning deposits to 3.48% from 5.16%.

Interest Expense
----------------

Three Month Period

Interest expense for the quarter ended September 30, 2001 decreased by approximately $112,000, or 5.1%, to $2.1 million from $2.2 million when compared to the same quarter for 2000. The decrease in interest expense for the period was principally the result of a decrease in the average balance of borrowed funds of $1.2 million, or 2.7%, to $43.3 million for the three months ended September 30, 2001, from $44.6 million for the three months ended September 30, 2000, a decrease in the average cost of borrowed funds to 5.10% from 6.33%, and a decrease in the average cost of interest bearing deposits to 3.91% from 4.08% for the same period. These decreases were partially offset by an increase of $10.2 million in the average balance of interest bearing deposits.

Nine Month Period

For the nine months ended September 30, 2001, interest expense increased $427,000, or 6.9%, when compared to the first nine months of 2000. The increase in interest expense for the period was the result of an increase in the average balance of interest bearing liabilities of $11.1 million, combined with an increase in the average cost of interest bearing liabilities to 4.40% from 4.36%.

Net Interest Income
-------------------

Net interest income increased $104,000, or 5.5%, to $2.0 million, on a tax equivalent basis, for the three months ended September 30, 2001 when compared to the same period in the prior year.

For the nine months ended September 30, 2001, net interest income increased $98,000, or 1.7%, when compared to the same period in 2000.

Net interest margin for the quarter ended September 30, 2001 increased slightly from 3.65% to 3.67% when compared to the same period in the prior year.

For the nine months ended September 30, 2001, net interest margin decreased from 3.73% to 3.57%, when compared to the same period in the prior year. This is due to the decrease in the average yield on loans and investment securities, combined with a slight increase in the average cost of interest-bearing liabilities.

Provision for Loan Losses
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the Company's actual loss experience, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended September 30, 2001 of $39,000, as compared to a provision of $50,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the provision for loan losses was $579,000 and $193,000, respectively. The increase in the provision for loan losses for the year is principally the result of increased loan charge offs, implementation of a more comprehensive loan review process and management's desire to increase coverage ratios due to the slowing economy. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at September 30, 2001 were .99% and 74.21%, respectively, as compared to .86% and 69.68% at September 30, 2000.

Noninterest Income
------------------

Noninterest income consists of servicing income on deposit accounts, loan fee income, cash surrender value from bank owned life insurance, gain (loss) on sales of loans and investment securities and other operating income.

Noninterest income increased approximately $48,000, to $336,000 for the three months ended September 30, 2001 as compared to $288,000 for the prior year quarter. The increase in noninterest income is attributable to a $22,000 increase in commission and fees, a $21,000 increase in loan servicing fees, partially offset by realized securities losses of $38,000.

For the nine months ended September 30, 2001, noninterest income increased $841,000 to $1.4 million from $606,000 to the same period in 2000. Noninterest income, exclusive of securities gains and losses, increased $179,000, or 21.9%, for the nine months ended September 30, 2001 as compared to the same period in the prior year. This was primarily due to an increase in service charges on deposit accounts, loan servicing fees and other fee income. Net securities gains (losses) increased $663,000, to a net gain of $453,000 for the period ending September 30, 2001, as compared to a loss of $209,000 in the prior year.

Noninterest Expense
-------------------

Noninterest expense remained consistent at $1.7 million for the three months ended September 30, 2001, as compared to the same period in 2000. Within noninterest expense, increases in salaries and employee benefits of

$35,000 and professional and other services of $34,000 were offset by decreases in data processing expenses of $66,000 and other expenses of $28,000, as compared to the prior period.

For the nine months ended September 30, 2001, noninterest expense decreased $860,000, or 14.4%, to $5.1 million as compared to $6.0 million for the same period in 2000. Noninterest expenses for the first quarter of 2000 were adversely impacted by unusual items and non-recurring charges of approximately $789,000. Exclusive of the unusual and non-recurring charges, noninterest expenses decreased $342,000, or 6.2%, for the nine months ended September 30, 2001 from $5.5 million in the prior year.

Income Taxes
------------

Income taxes increased approximately $21,000, or 18.5%, for the quarter ended September 30, 2001 as compared to the same period in the prior year. The increase is primarily a result of an increase in pretax income for the third quarter of 2001.

For the nine months ended September 30, 2001 and 2000, income tax expense was $391,000 and $90,000, respectively.

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

The Company does not generally maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. In addition, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter- term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease, the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has, on occasion, offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, five year/one year ARM loans (mortgage loans which are fixed rate for the first five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities.


The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on its GAP position, net interest income, and net portfolio value to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range; rather the Board of Directors has set parameters of percentage change by which net interest margin and the net portfolio value are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

Gap Analysis. At September 30, 2001, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $23.0 million, representing a cumulative one-year gap ratio of a negative 9.70%.

Changes in Net Interest Income and Net Portfolio Value. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). Market value is derived by using the present value of the discounted cash flows of the financial instruments. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes September 30, 2001 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.


Change in Interest Rates
     Increase(Decrease)
         Basis Points            Net Interest Income        Net Portfolio Value
         (Rate Shock)             Percentage Change         Percentage Change
      -----------------         ---------------------      ---------------------

             300                     -11.45%                      -22.30%
             200                     - 7.32%                      -14.58%
             100                     - 3.42%                     -  6.86%
         Base Case
            -100                       1.57%                        2.56%
            -200                       0.37%                       -0.96%
            -300                      -1.15%                       -3.78%

Part II - Other Information

Legal Proceedings
-----------------

From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company

Changes in Securities
---------------------

Not applicable

Defaults upon Senior Securities
-------------------------------

Not applicable

Submission of Matter to a Vote of Security Holders
--------------------------------------------------

Not applicable

Other Information
-----------------

On September 18, 2001 the Board of Directors declared a $.07 cash dividend to shareholders of record as of September 30, 2001, payable on October 15, 2001.

Exhibits and Reports on Form 8-K
--------------------------------

None

                                   SIGNATUARES





         Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                PATHFINDER BANCORP, INC.



                                                /s/ Thomas W. Schneider
Date:    November 13, 2001                      --------------------------------
                                                Thomas W. Schneider
                                                President, Chief Executive
                                                Officer


                                                /s/ James A. Dowd
Date:    November 13, 2001                      --------------------------------
                                                James A. Dowd
                                                Vice President, Chief Financial
                                                Officer