Form 10-K405
period 2001-12-31
PATHFINDER BANCORP INC
filed 2002-03-29
CIK 1046188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transaction period from                     to
                                  -------------------    ----------------------

                        Commission File Number: 000-23601

                            PATHFINDER BANCORP, INC.
            ---------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                            Federal                                               16-1540137
--------------------------------------------------------------      --------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification Number)

          214 West First Street, Oswego, NY                                         13126
      -----------------------------------------                                  ------------
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

                     Common Stock, par value $.01 per share
               ---------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES   X      NO
     ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 2002, there were 2,894,220 shares issued and 2,600,995 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 2002 ($13.20) was $9,271,667.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Parts II and IV).
2.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I
                                     ------

ITEM 1. Business
----------------

General

Pathfinder Bancorp, Inc.

     Pathfinder Bancorp, Inc. (the "Company") is a Federal corporation. On June 19, 2001, the Company completed its conversion from a Delaware chartered company to a federal charter. As a result of the charter conversion the Company's chartering authority and primary federal regulator is the Office of Thrift Supervision. References to the Company include the Company before or after the charter conversion. The only significant asset of the Company is its investment in Pathfinder Bank (the "Bank"). The Company is majority owned by Pathfinder Bancorp, MHC, a Federal-chartered mutual holding company (the "Mutual Holding Company"). On December 30, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of outstanding Bank common stock was automatically converted into one share of Company common stock, par value $.10 per share (the "Common Stock"). Upon completion of the charter conversion, the outstanding shares of common stock, par value $.10 per share became, by operation of law, common stock, par value of $.01 per share of the Company on a one-for-one basis. At February 28, 2002 the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 1,017,756 shares of Common Stock (the "Minority Shareholders").

     The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

Pathfinder Bank

     The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has five full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 2001, the Bank had total assets of $244.4 million, total deposits of $169.6 million, and shareholders' equity of $22.2 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 2001, $151.0 million, or 90.4%, of the Bank's total loan portfolio consisted of loans secured by real estate, of which $111.2 million, or 73.7%, were loans secured by one- to four-family residences, $29.2 million, or 19.3%, were secured by commercial real estate, $1.3 million, or 0.9%, were secured by multi-family properties and $9.3 million, or 6.1%, of total real estate loans, were secured by second liens on residential properties. The Bank also originates commercial and consumer loans which totaled $14.4 million and $3.3 million, respectively, or 10.5%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from the Federal Home Loan Bank of New York ("FHLBNY") and correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

     The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

     In April 1999 the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2001 Pathfinder REIT, Inc. held $27.5 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments includes loan and investments that are held by Pathfinder REIT, Inc.

Market Area and Competition

     The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego. The major manufacturing employers in the Bank's market area are National Grid, Alcan, Constellation, Nestle, NRG and Huhtamaki, a food container manufacturer. The Bank is the second largest financial institution headquartered in Oswego County. However, the Bank encounters competition from a variety of sources. The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas.

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

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio primarily consists of one-to-four family mortgage loans secured by residential and investment properties, as well as mortgage loans secured by multi-family residences and commercial real estate. To a lesser extent the Bank's loan portfolio also includes consumer and business loans. The Bank originates loans for retention in its portfolio and for sale in the secondary market. During 2001, the Bank sold approximately $14.0 million of loans in the secondary market. The loan sales resulted in approximately $129,000 in capitalized servicing rights. At December 31, 2001, $5.3 million, or 3.0%, of the Bank's total one-to-four family real estate portfolio consisted of loans held for sale. In recent years, the Bank has not purchased loans originated by other lenders.

     Analysis of Loan Portfolio. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                     Years Ended December 31,
                                                  ------------------------------------------------------------
                                                         2001                 2000                 1999
                                                  ------------------   ------------------   ------------------
                                                   Amount    Percent    Amount    Percent    Amount    Percent
                                                  --------   -------   --------   -------   --------   -------
                                                                    (Dollars in Thousands)
Real estate loans:
   First mortgage loans/(1)//(3)/ ...........     $141,710     84.8%   $124,636     83.6%   $110,374     84.4%
   Second mortgage loans/(2)/ ...............        9,262      5.5       9,978      6.7       9,492      7.3
                                                  --------    -----    --------    -----    --------    -----
Total real estate loans                            150,972     90.3     134,614     90.3     119,866     91.7
                                                  --------    -----    --------    -----    --------    -----

Commercial and consumer loans:
   Consumer .................................        3,353        2       3,009        2       3,494      2.7
   Lease financing ..........................          244      0.2         237     0.02         278      0.2
   Commercial business loans ................       14,113      8.4      12,636      8.5       8,357      6.4
                                                  --------    -----    --------    -----    --------    -----
      Total commercial  and consumer
         loans ..............................       17,710     10.6      15,882     10.7      12,129      9.3
                                                  --------    -----    --------    -----    --------    -----
      Total loans receivable                       168,682    100.9     150,496      101     131,995      101

Less:
   Unearned premium and
      origination costs (fees) ..............           38       --        (120)    (0.1)        (84)    (0.1)
   Allowance for loan losses ................       (1,679)    (0.9)     (1,274)    (0.9)     (1,150)    (0.9)
                                                  --------    -----    --------    -----    --------    -----
      Total loans receivable, net                 $167,041    100.0%   $149,102    100.0%   $130,761    100.0%
                                                  ========    =====    ========    =====    ========    =====

                                                           Years Ended December 31,
                                                  ---------------------------------------
                                                         1998                 1997
                                                  ------------------   ------------------
                                                   Amount    Percent    Amount    Percent
                                                  --------   -------   --------   -------
                                                          (Dollars in Thousands)
Real estate loans:
   First mortgage loans/(1)//(3)/ ...........     $109,372     85.3%   $102,403     84.2%
   Second mortgage loans/(2)/ ...............        9,631      7.5       9,561      7.9
                                                  --------    -----    --------    -----
Total real estate loans                            119,003     92.8     111,964     92.1
                                                  --------    -----    --------    -----

Commercial and consumer loans:
   Consumer .................................        4,085      3.2       4,291      3.5
   Lease financing ..........................          350      0.3         564      0.5
   Commercial business loans ................        5,900      4.6       5,908      4.9
                                                  --------    -----    --------    -----
      Total commercial  and consumer
         loans ..............................       10,335      8.1      10,763      8.9
                                                  --------    -----    --------    -----
      Total loans receivable                       129,338    100.9     122,727      101

Less:
   Unearned premium and
      origination costs (fees) ..............         (199)    (0.2)       (314)    (0.3)
   Allowance for loan losses ................         (939)    (0.7)       (828)    (0.7)
                                                  --------    -----    --------    -----
      Total loans receivable, net                 $128,200    100.0%   $121,585    100.0%
                                                  ========    =====    ========    =====

----------
/(1)/Includes $106.0 million, $29.2 million and $1.3 million of one- to four-family residential loans, commercial real estate and multi-family loans, respectively, at December 31, 2001.
/(2)/Includes $3.3 million and $6.0 million of home equity line of credit loans and home equity fixed rate, fixed term loans, respectively, at December 31, 2001.
/(3)/Includes $5.3 million of mortgage loans held for sale at December 31, 2001.

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                       One       Three      Five       Ten
                                                     Through    Through    Through    Through    Beyond
                                          Within      Three      Five        Ten      Twenty     Twenty
                                         One Year     Years      Years      Years      Years      Years      Total
                                         --------    -------    -------    -------    -------    -------    --------
                                                                     (In Thousands)
Real estate loans:
  First mortgage loans .............     $28,342     $22,802    $32,858    $13,936    $32,768    $11,042    $141,748
  Second mortgage loans ............       3,317         418      1,184      3,824        519         --       9,262
    Commercial and consumer loans ..      11,316       1,616      3,094      1,278        407         --      17,711
                                         -------     -------    -------    -------    -------    -------    --------
    Total loans ....................     $42,975     $24,836    $37,136    $19,038    $33,694    $11,042    $168,721
                                         =======     =======    =======    =======    =======    =======    ========

     The following table sets forth at December 31, 2001, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 2002.

                                               Fixed     Adjustable      Total
                                              -------    ----------    --------
                                                       (In Thousands)
Real estate loans:
   First mortgage loans ................      $71,892     $41,515      $113,407
   Second mortgage loans ...............        5,945          --         5,945
    Commercial and consumer loans ......        6,394          --         6,394
                                              -------     -------      --------
     Total loans .......................      $84,231     $41,515      $125,746
                                              =======     =======      ========

     One- to Four-Family Residential Mortgage Loans. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. A portion of one- to four-family mortgage loans originated by the Bank are secured by non-owner occupied homes which are primarily used to furnish housing to students attending the SUNY College at Oswego. The Bank generally retains in its portfolio all ARM loans that it originates. However, the Bank generally underwrites its loans so as to be eligible for resale in the secondary mortgage market. At December 31, 2001, approximately 95.1% of the Bank's one- to four-family residential real estate loans were secured by owner-occupied properties.

     Fixed-rate one- to four-family residential mortgage loans originated by the Bank are originated with terms of up to 30 years (although fixed rate loans held in portfolio are generally limited to terms of 20 years or less), amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates. An origination fee of up to 3% is charged on fixed-rate mortgage loans. As a result of the low interest rate environment that has existed in recent years, many of the Bank's borrowers have refinanced their mortgage loans with the Bank at lower interest rates. During the years ended December 31, 2001 and 2000, 72.0% and 12.8%, respectively, of the Bank's one- to four-family mortgage loan originations consisted of fixed-rate loans.

     The Bank also originates ARM loans which serve to reduce interest rate risk. The Bank currently originates one-year ARM loans which adjust each year at 200 basis points (100 basis points equal 1%) above the adjusted six month moving average of the six-month Treasury bill auction discount rate. The Bank also offers loan products whereby the interest is fixed for the first three or five years and adjusts annually thereafter. These loan products typically are originated with terms up to 30 years. ARM loans are originated with terms ranging from 5 to 30 years. ARM loans originated by the Bank provide for maximum periodic interest rate adjustment of 2 percent per year and an overall maximum interest rate increase which is determined at the time the loan is originated. However, ARM loans may not adjust to a level below the initial rate. ARMs may be offered at an initial rate below the prevailing market rate. The Bank's one- to four-family ARM loan originations totaled $9.1 million, $20.0 million, and $9.0 million, during the years 2001, 2000 and 1999, respectively. The Bank requires that borrowers qualify for ARM loans based upon the loan's fully indexed rate.

     At December 31, 2001, $60.4 million, or 54.3%, of the Bank's one- to four-family loan portfolio consisted of ARM loans. ARM loans generally pose a credit risk in that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

     The Bank also originates loans to finance the construction of one- to four-family owner-occupied residences. Funds are disbursed as construction progresses. Loans to finance one- to four-family construction typically provide for a six-month construction phase during which interest accrues and which is deducted from the funds disbursed. Upon completion of the construction phase the loan automatically converts to permanent financing. At December 31, 2001, the Bank held $3.9 million of one- to four-family construction loans.

     The Bank's lending policies require private mortgage insurance for loan to value ratios in excess of 80%.

     Commercial Real Estate Loans. Loans secured by commercial real estate constituted approximately $29.2 million, or 17.5%, of the Bank's total loan portfolio at December 31, 2001. At December 31, 2001, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 2001, the Bank's commercial real estate loans had an average principal balance of $192,000. At that date, the largest commercial real estate loan had a principal balance of $1.1 million, and was secured by four retail business properties located in Oswego County. This loan is currently performing in accordance with the original terms. Commercial real estate loans are generally offered with adjustable interest rates tied to a market index which currently is the adjusted six month moving average of the six month Treasury bill auction discount rate, with an overall interest rate cap which is determined at the time the loan is originated. Commercial real estate loans may not adjust to a level below the initial rate. The Bank generally offers commercial real estate loans with from one to five year adjustment periods. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally are underwritten to mature between 5 and 20 years with an amortization schedule of between 10 and 30 years. The Bank has in the past sold loan participations to other financial institutions and expects to do so in the future as opportunities arise.

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

     Multi-Family Real Estate Loans. Loans secured by multi-family real estate (real estate containing five or more dwellings) constituted approximately $1.3 million, or 7.6%, of the Bank's total loan portfolio at December 31, 2001. At December 31, 2001, the Bank had a total of 11 loans secured by multi-family real estate properties. The Bank's multi-family real estate loans are secured by multi-family rental properties (primarily townhouses and walk-up apartments). At December 31, 2001, substantially all of the Bank's multi-family real estate loans were secured by properties located within the Bank's market area. At December 31, 2001, the Bank's multi-family real estate loans had an average principal balance of approximately $115,000 and the largest multi-family real estate loan had a principal balance of $357,000, and was performing in accordance with its terms. Multi-family real estate loans generally are offered with adjustable interest rates tied to the adjusted six month moving average of the six month Treasury Bill auction discount rate index with an overall interest rate cap which is determined at the time the loan is originated. Multi-family real estate loans may not adjust below the initial rate. Multi-family real estate loans are underwritten to mature between 5 and 20 years, and to amortize over 10 to 30 years. An origination fee of 1% is generally charged on multi-family real estate loans.

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

     Second Mortgage Loans. The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans of 80%, or up to 90% where the Bank has made the first mortgage loan. At December 31, 2001, the disbursed portion of home equity lines of credit totaled $3.3 million. Home equity lines of credit are offered on an adjustable rate basis with interest rates tied to the prime rate as published in The Wall Street Journal, plus up to 50 basis points and with terms of up to 15 years.

     Home equity loans are fixed rate loans with terms generally up to 10 years, although on occasion the Bank may originate a home equity loan with a term of up to 15 years.

     Consumer Loans. As of December 31, 2001, consumer loans totaled $3.4 million, or 2.0%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are unsecured personal loans, and loans secured by deposit accounts. Other consumer loans are offered on a fixed rate basis with maturities generally of less than five years.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness and the employment history of the applicant are of primary consideration in originating consumer loans.

     Commercial Business Loans. The Bank currently offers commercial business loans to businesses in its market area and to deposit account holders. At December 31, 2001, the Bank had commercial business loans outstanding with an aggregate balance of $14.4 million, of which $8.4 million consisted of commercial lines of credit. The average commercial line of credit balance was approximately $12,000. Commercial lines of credit generally have variable rates of interest tied to the prime rate and adjust monthly. The lines of credit are generally collateralized by current assets of the borrower and renewed on an annual basis. The average commercial business loan balance was approximately $45,000. Commercial business loans generally have fixed rates of interest. The loans are generally of short duration with average terms of five years, but which may range up to 15 years.

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

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as existing customers, developers, walk-in customers, real estate broker referrals, and commissioned mortgage loan originators. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Mortgage loans of up to $275,000 may be approved by any designated loan officer; mortgage loans in excess of $275,000 must be approved by the Board of Directors. Commercial loans of up to $50,000 unsecured, or $75,000 (if secured by other than real estate) may be approved by the Bank's President or the Executive Vice President. These individuals and the lending staff may join their limits to a total approval amount of $150,000 unsecured, and $250,000 secured. Loans in excess of these limits must be approved by either the entire Board of Directors, or a subcommittee of the Board of Directors. The Board of Directors, at their monthly meeting, will review and verify that management's approvals of loans are made within the scope of management's authority. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Bank, flood insurance may be required. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2001, the Bank had commitments to originate $34.0 million of loans.

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

     Origination, Repayment and Sale of Loans. The table below shows the Bank's loan origination, repayment and sales activity for the periods indicated.

                                                              Year Ended December 31,
                                                ----------------------------------------------------
                                                  2001       2000       1999       1998       1997
                                                --------   --------   --------   --------   --------
                                                                   (In Thousands)
Loan receivable, beginning of period ........   $150,496   $131,995   $129,338   $122,727   $110,017
Originations:
  Real estate:
   First mortgage/(1)//(3)/ .................     44,510     30,627     26,987     34,908     26,281
   Second mortgage/(2)/ .....................      1,871      2,721      1,408      1,516      2,178
  Commercial and consumer loans:
   Consumer loans ...........................      1,960      1,784      1,299      2,412      2,306
   Lease financing ..........................         --         --         --         --        300
   Commercial ...............................      6,003      3,812      5,210      6,849      3,525
                                                --------   --------   --------   --------   --------
     Total originations .....................     54,344     38,944     34,904     45,685     34,590

  Transfer of mortgage loans to foreclosed
   real estate ..............................        348        638         93        563        374
  Repayments ................................     21,796     18,930     26,201     29,969     21,506
  Loan sales ................................     13,975        875      5,993      8,542         --
                                                --------   --------   --------   --------   --------
Net loan activity ...........................     18,225     18,501      2,617      6,611     12,710
                                                --------   --------   --------   --------   --------
   Total loans receivable at end of period ..   $168,721   $150,496   $131,995   $129,338   $122,727
                                                ========   ========   ========   ========   ========

----------
/(1)/Includes $22.0 million, and $8.1 million in one- to four-family residential loans and commercial real estate loans, respectively, for the year ended December 31, 2001.
/(2)/Includes $1.5 million in home equity loans and a net change of $84,000 in home equity lines of credit for the year ended December 31, 2001. /(3)/Includes $18.5 million of mortgage loans held for sale originated during the year ended December 31, 2001.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2001, the Bank had $38,000 of net deferred loan origination costs. Loan origination fees and costs vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Bank recognized fees and service charges of $946,000, $816,000 and $993,000, for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

     Loans-to-One Borrower. With certain limited exceptions, a New York chartered savings bank may not make unsecured loans or extend unsecured credit for commercial, corporate or business purposes (including lease financing) to a single borrower, which in the aggregate exceed 15% of the Bank's net worth. At December 31, 2001, the Bank's largest lending relationship totaled $3.2 million and consisted of loans secured by retail businesses and properties. The Bank's second largest lending relationship totaled $2.9 million and consisted of loans secured by commercial retail businesses and properties. The Bank's third largest lending relationship totaled $2.6 million and consisted of loans secured by retail businesses and properties. The Bank's fourth largest lending relationship totaled $2.4 million and was secured by a retail office plaza, retail business property and residence. The Bank's fifth largest lending relationship totaled $1.4 million and consisted of loans secured by retail business property and one-to four-residential properties. All of the above loans are also secured by underlying personal guarantees. At December 31, 2001 all of the aforementioned loans were performing in accordance with their terms.

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

     Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due or less than 90 days, in the event the loan has been referred to the Bank's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. At December 31, 2001, the Bank had non-performing assets of $2.8 million, and a ratio of non-performing loans and real estate owned ("REO") of 1.13% total assets. Non-performing assets increased $100,000, or 3.6%, from $2.7 million in 2000.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as REO until such time as it is sold. These properties are carried at the lower of their recorded amount or estimated fair value less estimated costs to sell the property. REO totaled $632,000, $884,000 and $641,000 at December 31, 2001, 2000 and 1999, respectively.

     The largest component of REO consists of a real estate development project which had a net book value of $297,000 at December 31, 2001. The Bank originally entered into a $570,000 commercial real estate loan in 1988 for the development of 49 single family residences. This loan was made under the "leeway provision" of the New York State Banking Law. Under this provision of the Banking Law the lending relationship was originally structured so that the Bank held title to the property securing the loan subject to the fulfillment of the borrower's obligations under the loan. In 1990, the developer became insolvent, was unable to satisfy the terms of the loan and the Bank assumed control of the project. In 1998, the Bank established a wholly-owned subsidiary, whose sole business is the ownership and final development of the Whispering Oaks real estate subdivision in Baldwinsville, New York. This subsidiary was initially capitalized with $50,000 in cash. It is anticipated that this capitalization, together with interim financing to be provided by the Bank, will be sufficient to complete and liquidate this asset. At December 31, 2001, the Bank had 12 lots remaining to be sold. The proceeds from the sale of the lots are used to reduce the outstanding balance of REO. The Bank believes it will fully recover its investment in this property.

Delinquent Loans and Non-Performing Assets

     The following table sets forth information regarding the Bank's loans delinquent 90 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more,the Bank reverses all accrued interest thereon and ceases to accrue interest thereafter. For all the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15 and SFAS 114.

                                                                              At December 31,
                                                            ----------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                            --------   --------   --------   --------   --------
                                                                            (Dollars In Thousands)
Loans delinquent 90 days or more:
  Real estate loans .....................................   $  1,576   $  1,594   $  2,284   $  1,298   $  1,207
Commercial and Consumer loans ...........................        543        234        270        534        283
                                                            --------   --------   --------   --------   --------
    Total delinquent loans ..............................      2,119      1,828      2,554      1,832      1,490
Total REO ...............................................        632        884        641        742        767
                                                            --------   --------   --------   --------   --------
      Total nonperforming assets/(1)/ ...................   $  2,571   $  2,712   $  3,195   $  2,574   $  2,257
                                                            ========   ========   ========   ========   ========

Total loans delinquent 90 days or more
  to total loans receivable/(2)/ ........................        1.9%       1.2%       2.0%       1.4%       1.2%
Total loans delinquent 90 days or more to total assets           0.9%       0.8%       1.2%       0.9%       0.8%
Total nonperforming assets to total assets ..............        1.1%       1.2%       1.5%       1.3%       1.2%

Net loans receivable/(3)/ ...............................    167,041    149,102    130,761    128,200    121,585
                                                            --------   --------   --------   --------   --------
Total assets ............................................   $244,366   $231,847   $216,324   $203,252   $196,770
                                                            ========   ========   ========   ========   ========

----------
/(1)/ Net of specific valuation allowances.
/(2)/ Net of unearned discount, and the allowance for loan losses.
/(3)/ Includes $297,000 of mortgage loans held for sale at December 31, 2001.

     During the year ended December 31, 2001, and year ended December 31, 2000, respectively, additional gross interest income of $118,000 and $132,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during the same periods.

     The following table sets forth information with respect to loans past due 30-89 days in the Bank's portfolio at the dates indicated.

                                                    At December 31,
                                      ------------------------------------------
                                       2001     2000     1999     1998     1997
                                      ------   ------   ------   ------   ------
                                                   (In Thousands)
Loans past due 30-89 days:
  Real estate loans ...............   $3,476   $2,493   $1,619   $2,010   $2,232
  Commercial and consumer loans ...      994      147      161      126      296
                                      ------   ------   ------   ------   ------
    Total past due 30-89 days .....   $4,470   $2,640   $1,780   $2,136   $2,528
                                      ======   ======   ======   ======   ======

     The following table sets forth information regarding the Bank's delinquent loans 60 days and greater and REO at December 31, 2001.

                                                                        At December 31, 2001
                                                                       ----------------------
                                                                       Balance         Number
                                                                       -------         ------
                                                                       (Dollars In Thousands)
Residential real estate:
  Loans 60 to 89 days delinquent ...................................    $  528           13
  Loans more than 90 days delinquent ...............................     1,576           34
Consumer and commercial business loans 60 days or more delinquent ..     1,083           21
Real estate owned ..................................................       632           12
                                                                        ------          ---
    Total ..........................................................    $3,819          115
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

     The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                           At December 31,
                              ------------------------------------------
                               2001     2000     1999     1998     1997
                              ------   ------   ------   ------   ------
                                           (In Thousands)
Substandard assets/(1)/ ...   $2,395   $1,770   $2,668   $2,482   $1,719
Doubtful assets ...........       30       34      110      103       55
Loss assets ...............       33       44        7       90       16
                              ------   ------   ------   ------   ------
 Total classified assets ..   $2,458   $1,848   $2,785   $2,675   $1,790
                              ======   ======   ======   ======   ======

----------
/(1)/Includes $297,000, $458,000, $510,000, $638,000,and $483,000 for a real estate development project classified as REO at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the losses that may be incurred. The Bank reviews on a quarterly basis the loans in its portfolio which have demonstrated delinquencies, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, past loss experience, present economic conditions and other factors deemed relevant by management. Management calculates the general allowance for loan losses on past experience as well as current delinquencies and the composition of the Bank's loan portfolio. While both general and specific loss allowances are charged against earnings, general loan loss allowances are included, subject to certain limitations, as capital in computing risk-based capital under federal regulations.

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

                                                                     At or for the Period Ended December 31,
                                                               ----------------------------------------------------
                                                                 2001       2000       1999       1998       1997
                                                               --------   --------   --------   --------   --------
                                                                             (Dollars In Thousands)
Total loans receivable, net ................................   $167,041   $149,102   $130,761   $128,200   $121,585
Average loans outstanding ..................................    155,653    139,258    130,728    126,931    113,651
Allowance balance (at beginning of period) .................      1,274      1,150        939        828        907
Provision for losses:
  Real estate ..............................................        139         65        135         83        121
  Commercial and consumer loans ............................        569        179        238        298        140
Charge-offs:
  Real estate ..............................................        109         40         --        141         --
  Commercial and consumer loans ............................        256         99        190        140        358
Recoveries:
  Real estate ..............................................         --         --         --         --         --
  Commercial and consumer loans ............................         62         19         28         11         18
                                                               --------   --------   --------   --------   --------
Allowance balance (at end of period) .......................   $  1,679   $  1,274   $  1,150   $    939   $    828
                                                               ========   ========   ========   ========   ========

Allowance for loan losses as a percent of net loans
  receivable at end of period ..............................        1.0%       0.9%       0.9%       0.7%       0.7%
Loans charged off as a percent of average loans
  outstanding ..............................................        0.2%       0.1%       0.2%       0.1%       0.3%
Ratio of allowance for loan losses to total nonperforming ..
  loans at end of period/(1)/ ..............................       79.2%      69.7%      45.0%      51.3%      55.6%
Ratio of allowance for loan losses to total nonperforming
 assets at end of period/(1)/ ..............................       61.0%      47.0%      36.0%      36.5%      36.7%

----------
/(1)/ Net of specific reserves.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                     At December 31,
                                             ------------------------------------------------------------------
                                                   2001                   2000                   1999
                                             --------------------   --------------------   --------------------
                                                      % of Loans             % of Loans             % of Loans
                                                        In Each                In Each                In Each
                                                      Category to            Category to            Category to
                                             Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                             ------   -----------   ------   -----------   ------   -----------
                                                                 (Dollars in Thousands)
Balance at end of period applicable to:
  Real estate loans ......................   $  496       89.50%    $  466      89.39%     $  440      90.81%
  Commercial and consumer loans ..........    1,183       10.50        808      10.61         710       9.19
                                             ------      ------     ------     ------      ------     ------
    Total allowance for loan losses/(1)/..   $1,679      100.00%    $1,274     100.00%     $1,150     100.00%
                                             ======      ======     ======     ======      ======     ======

                                                          At December 31,
                                             -------------------------------------------
                                                   1998                  1997
                                             --------------------   --------------------
                                                      % of Loans             % of Loans
                                                        In Each                In Each
                                                      Category to            Category to
                                             Amount   Total Loans   Amount   Total Loans
                                             ------   -----------   ------   -----------
                                                        (Dollars in Thousands)
Balance at end of period applicable to:
  Real estate loans ......................    $380       92.01%      $462       91.23%
  Commercial and consumer loans ..........     559        7.99        366        8.77
                                              ----      ------       ----      ------
    Total allowance for loan losses/(1)/..    $939      100.00%      $828      100.00%
                                              ====      ======       ====      ======


------------
/(1)/ Percentages include unearned discount and origination fees.

Investment Activities

     The investment policy of the Bank established by the Board of Directors attempts to provide for the overall asset/liability management needs of the Bank, maintain liquidity and maintain a high quality diversified investment portfolio in order to obtain a favorable return on investment without incurring undue interest rate and credit risk, provide collateral for pledging requirements, and to complement the Bank's lending activities. At December 31, 2001, the Bank had investment securities with an aggregate amortized cost of $53.3 million and a market value of $53.4 million. At December 31, 2001, the Bank's amortized cost value of investment securities consisted of $20.9 million of corporate debt issues and $12.0 million of securities issued or guaranteed by the United States Government or agencies thereof and state and municipal obligations. The corporate debt issues primarily consist of financial corporation debt and industrial debentures (the largest single issuer was $3.0 million). These issues generally have maturities ranging up to 20 years. All corporate debt investments at the time of their purchase have been rated as investment grade by either Moody's or Standard & Poor's. Typically, such investments yield 45-70 basis points more than Treasury securities with comparable maturities. To a lesser extent, the Bank also invests in mutual funds and equity securities. At December 31, 2001, the Bank held $3.2 million in common stock, of which $2.3 million was Federal Home Loan Bank Stock, and $3.0 million in an equity mutual fund. At December 31, 2001, the Bank had invested $14.5 million in mortgage-backed securities, net. Mortgage-backed securities, like mortgage loans, amortize over the life of the security as the underlying mortgages are paid down. The speed at which principal payments above normally scheduled amortization occurs, is generally unpredictable. Historically, the securities have paid down more rapidly in a falling interest rate environment, thereby shortening the life of the security. Likewise, in a rising interest rate environment, the life of the mortgage-backed security tends to extend. The result is that, generally, the Bank will receive more investable funds in lower interest rate environments and less investable funds during periods of higher interest rates. The embedded option on the part of the underlying mortgagee to prepay the loan, therefore, tends to impact the value of the security and can adversely impact the Bank's net interest margin. The Bank's investments are, generally, liquid, and therefore allow the Bank to respond more readily to changing market conditions. The investment portfolio is accounted for in accordance with FASB Statement 115.

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

     At December 31, 2001, the Company holds the following corporate debt investments which exceed 10% of total capital.

   Issuer                  Book Value              Fair Market Value
-------------              ----------              -----------------

CNA Financial              $3,000,000                 $2,394,000

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At December 31, 2001, the market value of the Bank's investments was approximately $53.4 million. The market value of investments includes interest-earning deposits, and mortgage-backed securities.

                                                                     At December 31,
                                                               -----------------------------
                                                                 2001       2000       1999
                                                               -------    -------    -------
                                                                      (In Thousands)
Investment securities:
  U.S. Government and agency obligations ...................   $ 5,971    $ 9,667    $11,167
  State and municipal obligations ..........................     6,012      6,405      6,695
  Corporate debt issues ....................................    20,949     23,027     21,302
  Equity securities ........................................     3,227      2,340      2,015
  Mutual funds .............................................     3,007      2,861      2,656
                                                               -------    -------    -------
                                                                39,166     44,300     43,835

Unrealized (loss)/gain on available for sale portfolio .....      (293)       (26)      (786)
                                                               -------    -------    -------
      Total investment securities ..........................    38,873     44,274     43,049
                                                               -------    -------    -------
      Total investments ....................................   $38,873    $44,274    $43,048
                                                               =======    =======    =======

Mortgage-backed securities, net:
  Adjustable rate ..........................................       633      1,284      1,602
  Fixed rate ...............................................    13,488     18,122     22,453
                                                               -------    -------    -------
                                                                14,121     19,406     24,055
Unrealized gain (loss) on available for sale portfolio .....       428         78       (707)
                                                               -------    -------    -------
      Total mortgage-backed securities, net ................   $14,549    $19,484    $23,348
                                                               =======    =======    =======

     Investment Portfolio Maturities. The following table sets forth the amortized cost, market value, average life in years, and annualized weighted average yield of the Bank's investment portfolio excluding mortgage-backed securities at December 31, 2001.

                                                                                     Annualized
                                                                           Average    Weighted
                                                     Amortized    Market    Life       Average
                                                       Cost       Value     Years       Yield
                                                     ---------   -------   -------   ----------
                                                              (Dollars in Thousands)
Investment securities:
  U.S. Government treasury .......................    $    19    $    18     7.88      10.9%
  U.S. Government agency .........................      5,952      6,037     6.90       4.7%
  State and municipal obligations ................      6,012      6,234     5.59       5.5%
  Corporate debt issues ..........................     20,949     20,114     8.94       6.4%
  Marketable equity securities ...................      6,235      6,470
                                                      -------    -------
    Total ........................................    $39,167    $38,873
                                                      -------    =======
  Unrealized loss on available for sale portfolio        (293)
                                                      -------
Carrying value of investment securities ..........    $38,873
                                                      =======

     Securities Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 2001. Yield is calculated on the amortized cost to maturity, and does not reflect adjustments to a fully tax-equivalent basis.

                                                                          At December 31, 2001
                                                  ---------------------------------------------------------------------
                                                     One Year or Less       One to Five Years       Five to Ten Years
                                                  ---------------------   ---------------------   ---------------------
                                                             Annualized              Annualized              Annualized
                                                              Weighted                Weighted                Weighted
                                                  Carrying     Average    Carrying     Average    Carrying     Average
                                                    Value       Yield       Value       Yield       Value       Yield
                                                  --------   ----------   --------   ----------   --------   ----------
                                                                         (Dollars in Thousands)
Investment Securities Available for Sale:
Debt investment securities:
---------------------------
  U.S. Agency securities ......................    $   --          --%     $1,442       5.248%     $ 4,490      4.510%
  U.S. Government securities ..................        --          --          --          --           19     10.877
  State and municipal obligations .............       739       5.622       3,088       5.617          928      5.447
  Corporate debt issues .......................       852       7.100       3,642       6.145        8,719      6.760
                                                   ------      ------      ------       -----      -------     ------
      Total ...................................    $1,591       6.415%     $8,172       5.790%     $14,146      5.966%
                                                   ------      ------      ------       -----      -------     ------
Equity and mortgage-backed securities:
--------------------------------------
  Mutual funds ................................    $3,007        .793%     $   --          --%     $    --         --%
  Mortgage-backed securities ..................         1      11.575         964       6.512        2,101      6.381
  Common stock ................................     3,228       7.137          --          --           --         --
                                                   ------      ------      ------       -----      -------     ------
      Total ...................................    $6,236       4.092%     $  964       6.512%     $ 2,101      6.381%
                                                   ------      ------      ------       -----      -------     ------
      Total investment securities .............    $7,827       4.557%     $9,136       5.867%     $16,257      6.020%
                                                   ======      ======      ======       =====      =======     ======
Unrealized gain on available for sale portfolio
      Total carrying value ....................

                                                                  At December 31, 2001
                                                  -------------------------------------------------------
                                                   More than Ten Years      Total Investment Securities
                                                  ---------------------   -------------------------------
                                                             Annualized                        Annualized
                                                              Weighted                          Weighted
                                                  Carrying    Average     Carrying   Market      Average
                                                    Value      Yield        Value    Value        Yield
                                                  --------   ----------   --------   -------   ----------
                                                                  (Dollars in Thousands)
Investment Securities Available for Sale:
Debt investment securities:
---------------------------
  U.S. Agency securities ......................    $    19      9.876%     $ 5,951   $ 6,038      4.702%
  U.S. Government securities ..................         --         --           19        18     10.877
  State and municipal obligations .............      1,257      5.030        6,012     6,234      5.468
  Corporate debt issues .......................      7,736      5.870       20,949    20,114      6.358
                                                   -------      -----      -------   -------     ------
      Total ...................................    $ 9,012      5.750%     $32,931   $32,404      5.899%
                                                   -------      -----      -------   -------     ------
Equity and mortgage-backed securities:
--------------------------------------
  Mutual funds ................................    $    --         --%     $ 3,007   $ 2,657       .793%
  Mortgage-backed securities ..................     11,056      6.732       14,121    14,549      6.665
  Common stock ................................         --         --        3,228     3,812      7.137
                                                   -------      -----      -------   -------     ------
      Total ...................................    $11,056      6.732      $20,356   $21,018      5.871%
                                                   -------      -----      -------   -------     ------
      Total investment securities .............    $20,068      6.315%     $53,287   $53,422      5.889%
                                                   =======      =====      =======   =======     ======
Unrealized gain on available for sale portfolio                                135
                                                                           -------
      Total carrying value ....................                            $53,422                5.889%
                                                                           =======               ======

Sources of Funds

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from wholesale borrowed funds, the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities and the results of operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, passbook and club accounts, money management deposit accounts, term certificate accounts and individual retirement accounts. While the Bank accepts deposits of $100,000 or more, it generally does not currently offer premium rates for such deposits. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Bank has a committee which meets weekly to evaluate the Bank's internal cost of funds, surveys rates offered by competing institutions, review the Bank's cash flow requirements for lending and liquidity and the number of certificates of deposit maturing in the upcoming week. This committee executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it solicit funds outside its market area.

     Deposit Portfolio. The following table sets forth information regarding interest rates, terms, minimum amounts, account types and balances of the Bank's savings and other deposits as of December 31, 2001:

  Weighted                                                                                           Percentage
   Average                                                                Minimum                     of Total
Interest Rate        Minimum Term         Checking and Savings Deposits   Amount       Balances       Deposits
-------------    ---------------------    -----------------------------   -------   -------------    ----------
                                                                                    (In Thousands)
   0.000%        None                     Non-interest demand account     $   50     $ 13,036           7.75%
   1.494         None                     NOW accounts                       500       15,231           9.06
   1.517         None                     Savings Accounts - Fixed Rate      100       41,676          24.79
   2.601         None                     Savings Account- Tiered Rate       100       19,140          11.38
   3.755         None                     Money Management Accounts        1,500        4,417           2.63

                                          Certificates of Deposit
                                          -----------------------

   1.999         30-Day                   Fixed term, fixed rate           2,500          540           0.32
   3.465         6 months                 Fixed term, fixed rate           2,500        8,818           5.24
   4.448         12 months                Fixed term, fixed rate           1,000       23,995          14.27
   4.472         15 months                Fixed term, fixed rate           1,000        3,861           2.30
   2.901         18 months                Fixed term, variable rate        1,000        1,366           0.81
   5.548         18 months                Fixed term, fixed rate           1,000        6,389           3.80
   5.981         24 months                Fixed term, fixed rate           1,000        5,019           2.98
   5.763         30 months                Fixed term, fixed rate           1,000        2,865           1.70
   6.009         36 months                Fixed term, fixed rate/(1)/      1,000        8,024           4.77
   5.928         48 months                Fixed term, fixed rate/(1)/      1,000        4,180           2.49
   6.291         60 months                Fixed term, fixed rate           1,000        1,966           1.17
   6.388         84 months                Fixed term, fixed rate           1,000        7,617           4.53
   3.045         60 through 120 months    Fixed term, fixed rate           1,000            4           0.00
                                                                                     --------         -------
                 TOTAL                                                               $168,144/(2)/    100.00%
                                                                                     ========         =======

----------
/(1)/This deposit product allows the depositor to elect to adjust the interest rate paid once during the initial term of the deposit to the then prevailing rate.
/(2)/Excludes escrow accounts totalling $1,444,984 at December 31, 2001.

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                 Balance         Percent              Balance    Percent              Balance    Percent
                                    at              of        Incr.     at         of        Incr.       at         of
                                 12/31/01        Deposits    (Decr)   12/31/00   Deposits   (Decr)    12/31/99   Deposits
                                 --------        --------   -------   --------   --------   -------   --------   --------
                                                                  (Dollars In Thousands)
Club accounts.................   $    974          0.58%         16   $    958     0.60%        (44)  $  1,002     0.66%
Noninterest accounts..........     13,036          7.75       3,140      9,896     6.17         150      9,746     6.43
NOW accounts..................     15,231          9.06        (280)    15,511     9.67       1,515     13,996     9.24
Passbooks.....................     59,842         35.59       2,968     56,874    35.47      (1,555)    58,429    38.56
Money management accounts ....      4,417          2.63       4,417         --       --          --         --       --
Time deposits which mature:
Within 12 months..............     51,172         30.43        (604)    51,776    32.29       5,688     46,088    30.41
Within 12-36 months...........     16,713          9.94      (1,557)    18,270    11.39       2,080     16,190    10.68
Beyond 36 months..............      6,759          4.02        (320)     7,079     4.41         994      6,085     4.02
                                 --------        ------     -------   --------   ------     -------   --------   ------
Total.........................   $168,144/(1)/   100.00%    $ 7,780   $160,364   100.00%    $ 8,828   $151,536   100.00%
                                 ========        ======     =======   ========   ======     =======   ========   ======

                                           Balance    Percent              Balance
                                  Incr.       at        of        Incr.       at
                                 (Decr)    12/31/01   Deposits    (Decr)   12/31/97
                                 -------   --------   --------   -------   --------
Club accounts.................   $    94   $    908     0.57%    $   115   $    792
Noninterest accounts..........       273      9,473     5.94       1,829      7,644
NOW accounts..................    (2,331)    16,327    10.23       3,021     13,306
Passbooks.....................    (4,893)    63,322    39.70         177     63,145
Money management accounts ....        --         --       --          --         --
Time deposits which mature:
Within 12 months..............    (5,716)    51,804    32.48      12,831     38,973
Within 12-36 months...........     2,799     13,391     8.40      (9,220)    22,611
Beyond 36 months..............     1,801      4,284     2.68      (1,303)     5,588
                                 -------   --------   ------     -------   --------
Total.........................   $(7,973)  $159,509   100.00%    $ 7,450   $152,059
                                 =======   ========   ======     =======   ========

----------
/(1)/ Excludes escrow accounts totalling $1,444,984 as of December 31, 2001.

     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

                                                     At December 31,
                                         ---------------------------------------
                                          2001            2000            1999
                                         -------         -------         -------
                                                      (In Thousands)
Rate
----

3.00% or less ..................         $ 7,169         $     6         $    46
3.01 - 3.99% ...................          13,701              14              20
4.00 - 4.99% ...................          17,331           1,133          20,410
5.00 -5.99% ....................          17,284          20,353          43,059
6.00 -6.99% ....................          18,000          54,324           3,643
7.00 -7.99% ....................           1,159           1,169             767
                                         -------         -------         -------
                                         $74,644         $76,999         $67,945
                                         =======         =======         =======

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2001.

                                                                    Amount Due
                                        ------------------------------------------------------------------
                                        Less Than     1-2       2-3      3-4      4-5    After 5
                                        One Year     Years     Years    Years    Years    Years     Total
                                        ---------   -------   ------   ------   ------   -------   -------
Rate                                                              (In Thousands)
----
3.00% or less.......................     $ 6,173    $   996   $        $        $        $         $ 7,169
3.01 - 3.99%........................      10,658      2,079      694      239        3       28     13,701
4.00 - 4.99%........................      13,290      1,854    1,164      502       55      466     17,331
5.00 - 5.99%........................      11,938      1,917    1,590      735      790      314     17,284
6.00 - 6.99%........................       8,196      4,501    1,676      819    1,150    1,658     18,000
7.00 and above......................         917        153       89       --       --        -      1,159
                                         -------    -------   ------   ------   ------   ------    -------
                                         $51,172    $11,500   $5,213   $2,295   $1,998   $2,466    $74,644
                                         =======    =======   ======   ======   ======   ======    =======

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                                                   Certificates
                                                                    of Deposit
                                                                    of $100,000
Remaining Maturity                                                    or More
------------------                                                --------------
                                                                  (In Thousands)
Three months or less ......................................           $ 2,222
Three through six months ..................................             2,337
Six through twelve months .................................             2,750
Over twelve months ........................................             2,905
                                                                      -------
    Total .................................................           $10,214
                                                                      =======

     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated:

                                                        At December 31,
                                              ---------------------------------
                                                2001        2000         1999
                                              --------    --------    ---------
                                                       (In Thousands)
Balance at beginning of period ...........    $160,364    $151,536    $ 159,509
Net deposits (withdrawals) ...............       1,680       2,975      (13,322)
Interest credited ........................       6,100       5,853        5,349
                                              --------    --------    ---------
Ending balance ...........................    $168,144     160,364      151,536
                                              --------    --------    ---------
Net increase (decrease) in deposits ......    $  7,780    $  8,828    $  (7,973)
                                              ========    ========    =========

Borrowings

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. Borrowed funds may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer basis for general business purposes. At December 31, 2001, the Bank had $3.6 million in funds obtained from repurchase agreements outstanding and $45.9 million in term advances. The Bank is a member of the Federal Home Loan Bank System.

     The following table summarizes the outstanding balance of short-term borrowing of the Bank for the years indicated.

                                                        At December 31,
                                                --------------------------------
                                                 2001        2000         1999
                                                -------     -------     --------
                                                        (In thousands)
Overnight Line of Credit ...................    $    --     $ 5,600     $ 4,350
Term borrowings (original term)
   90 days or less .........................     10,718      16,407       9,612
   1 year ..................................      8,500      11,000      10,995
   2 year ..................................      1,000          --       2,700
                                                -------     -------     -------
     Balance at end of period ..............    $20,218     $33,007     $27,657
                                                =======     =======     =======

Daily average during the year ..............     15,240      32,911      18,148
Maximum month-end balance ..................     20,218      40,388      27,657
Weighted average rate during the year ......       4.56%       6.29%       5.42%
Year-end average rate ......................       4.19%       6.50%       5.06%

Personnel

     As of December 31, 2001, the Bank had 80 full-time and 8 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

REGULATION AND SUPERVISION

Regulation

     General. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On June 19, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company, or the Mutual Holding Company.

     Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

     New York Bank Regulation. The exercise by an FDIC-insured savings bank of the lending and investment powers under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

     The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may invest up to 7.5% of its assets in corporate stock, with an overall limit of 5% of its assets invested in Common Stock. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain earnings ratios and other tests of financial performance. A savings bank's lending powers are not subject to percentage of assets limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" power, make investments not otherwise permitted under the New York State Banking Law. This power permits investments in otherwise impermissible investments of up to 1% of assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with and reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of investment securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. The Bank has not elected to conduct its investment activities under the "prudent person" standard. A savings bank may also exercise trust powers upon approval of the Department.

     New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Board. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets. Furthermore, New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include, but are not limited to, requirements that (i) certain loans must be approved in advance by a majority of the entire board of trustees and the interested party must abstain from participating directly or indirectly in the voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

     Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Department against the Bank or any of its directors, trustees or officers.

     Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Superintendent an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC establishes deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of: (i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

     Regulatory Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

     In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The FDIC and the other federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4% unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     Limitations on Dividends and Other Capital Distributions. The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state law and regulation, or (ii) the amount of the Bank's liquidation account established in connection with the Reorganization.

     Prompt Corrective Action. The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier

I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

     Based on the foregoing, the Bank is currently classified as a "well capitalized" savings institution.

     Transactions With Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

     Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons.
Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Federal Holding Company Regulation.

     General. The Company and the Mutual Holding Company are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, the Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     Permitted Activities. Under OTS regulation and policy, a mutual holding company and a federally chartered mid-tier holding company such as the Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

     The Home Owners' Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings association, the OTS must consider the financial and managerial resources, future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings association in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Waivers of Dividends by Mutual Holding Company. Office of Thrift Supervision regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. The Mutual Holding Company intends to waive dividends paid by the Company. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the Mutual Holding Company converts to stock form.

     Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

     New York State Bank Holding Company Regulation. In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Board is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries.

     Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law, repealing provisions of the depression-era Glass-Steagall Act, which prohibited commercial banks, securities firms, and insurance companies from affiliating with each other and engaging in each other's businesses. The major provisions of the Act took effect on March 12, 2000.

     The Act creates a new type of financial services company called a "Financial Holding Company" (an "FHC"), a bank holding company with dramatically expanded powers. FHCs may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Federal Reserve serves as the primary "umbrella" regulator of FHCs. Balanced against the attractiveness of these expanded powers are higher standards for capital adequacy and management, with heavy penalties for noncompliance.

     Bank holding companies that wish to engage in expanded activities but do not wish to become financial holding companies may elect to establish "financial subsidiaries," which are subsidiaries of national banks with expanded powers. The Act permits financial subsidiaries to engage in the same types of activities permissible for nonbank subsidiaries of financial holding companies, with the exception of merchant banking, insurance underwriting and real estate investment and development. Merchant banking may be permitted after a five-year waiting period under certain regulatory circumstances.

     Implementing regulations under the Act have not yet been promulgated, and though the Company cannot predict the full impact of the new legislation, there is likely to be consolidation among financial services institutions and increased competition for the Company. The Company expects to remain a bank holding company for the time being and access its options as circumstances change.

     Federal Securities Law. The Common Stock of the Company is registered with the SEC under the Exchange Act, prior to completion of the Offering and Reorganization. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     The Company Common Stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2001, the Bank was in compliance with these reserve requirements.

     Federal Regulation. Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "outstanding."

     New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

     The Bank's NYCRA rating as of its latest examination was "satisfactory."

FEDERAL AND STATE TAXATION

     Federal Taxation. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

     Bad Debt Reserves. Prior to the Small-Business Job Protection Act of 1996 ("1996 Act"), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank began using the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation required the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years ending after December 31, 2000.

     The Internal Revenue Service has examined the federal income tax return for the year ended 1992. The statute of limitations has expired for all calendar year-end tax returns through 1997. See Note 12 to the Financial Statements.

State Taxation

     New York Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.5% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income with certain modifications.

ITEM 2. Properties
------------------

     The Bank conducts its business through its main office located in Oswego, New York, and four full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2001. The aggregate net book value of the Bank's premises and equipment was $4.9 million at December 31, 2001. For additional information regarding the Bank's properties, see Note 5 to Notes to Financial Statements.

LOCATION                    OPENING DATE    OWNED/LEASED    ANNUAL RENT
--------                    ------------    ------------    -----------

Main Office                     1874          Owned             --
-----------
214 West First Street
Oswego, New York  13126

Plaza Branch                    1989          Owned (1)       $18,000
------------
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                   1978          Owned             --
-------------
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch              1994          Owned             --
------------------
34 East Bridge Street
Oswego, New York  13126

Fulton Branch                   1994          Owned             --
-------------
114 Oneida Street
Fulton, New York  13068

----------
(1) The building is a leasehold improvement owned by the Bank. The underlying land is leased.

ITEM 3. Legal Proceedings
-------------------------

     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, except as set forth below, such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

     On November 28, 2001, the Company and its Board of Directors were named as defendants in Jewelcor Management, Inc. ("Jewelcor") v. Pathfinder Bancorp,
                       ---------------------------------------------------
Inc., et al. This action was filed in the United States District Court, Northern
-----------
District. In its complaint, Jewelcor alleges that the Company's directors breached their fiduciary duties to the Company by failing to consider an offer from Fulton Savings Bank for the sale of the Company. Jewelcor is seeking damages in excess of $1 million, punitive damages in excess of $10 million and equitable relief. Management and the Board of Directors of the Company have carefully reviewed Jewelcor's complaint and believes that it is without merit. The Company intends to vigorously defend against the proceeding and expects to prevail upon the merits.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters
-----------------------------------------------------------------------------

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  Selected Financial Data
--------------------------------

     The selected financial information for the year ended December 31, 2001 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

     None.

                                    PART III
                                    --------

ITEM 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

     (b) Set forth below is information concerning the Principal Officers of the Company at December 31, 2001.

         Name           Age                Positions Held With the Company
---------------------   ---   ------------------------------------------------------------
Chris C. Gagas          71    Chairman of the Board

Thomas W. Schneider     40    President and Chief Executive Officer

W. David Schermerhorn   41    Executive Vice President-Chief Credit Officer

James A. Dowd, CPA      34    Vice President, Chief Financial Officer and Trust Officer

Melissa A. Miller       44    Vice President, Secretary, Compliance Officer

Gregory L. Mills        41    Vice President, Director of Marketing, Branch Administrator,
                              Security Officer

Annette L. Burns, CPA   29    Controller

Anita J. Austin         52    Internal Auditor

ITEM 11. Executive Compensation
-------------------------------

     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

                                    PART IV
                                    -------

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)(1) Financial Statements
            --------------------

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

          (A)  Independent Auditors' Report;

          (B)  Consolidated Statements of Condition - December 31, 2001 and
               2000.

          (C) Consolidated Statements of Income - years ended December 31, 2001, 2000 and 1999.

          (D) Consolidated Statements of Stockholders' Equity - years ended December 31, 2001, 2000 and 1999.

          (F) Consolidated Statements of Cash Flows - years ended December 31, 2001, 2000 and 1999; and

          (G)  Notes to Consolidated Financial Statements.

     (a)(2) Financial Statement Schedules
            -----------------------------

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (b) Reports on Form 8-K
         -------------------

     The Company has not filed a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

     (c) Exhibits
         --------


     3.1      Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated
              herein by reference to the Company's Current Report on Form 8-K dated
              June 25, 2001)

     3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)

     4        Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated
              herein by reference to the Company's Current Report on Form 8-K dated
              June 25, 2001)

     10.1     Form of Pathfinder Bank 2001 Stock Option Plan (Incorporated herein by reference to the Company's S-4 file no. 333-36051)

     10.2     Form of Pathfinder Bank 2001 Recognition and Retention Plan
              (Incorporated by reference to the Company's S-4 file no. 333-36051)

     10.3     Employment Agreement between the Bank and Thomas W. Schneider,
              President and Chief Executive Officer (Incorporated by reference to the Company's S-4 file no. 333-36051)

     10.4     Employment Agreement between the Bank and W. David Schermerhorn,
              Executive Vice President - Loan Administration (Incorporated by reference to the Company's S-4 file no. 333-36051)

     13       Annual Report to Stockholders

     21       Subsidiaries of Company

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pathfinder Bancorp, Inc.


Date: March 25, 2002                       By: /s/ Thomas W. Schneider
                                           -------------------------------------
                                           Thomas W. Schneider
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                                  By: /s/ Chris C. Gagas
                                                      -------------------------------------
                                                      Chris C. Gagas, Chairman of the Board

                                                  Date: March 25, 2002


By: /s/ Thomas W. Schneider                       By: /s/ Chris R. Burritt
    ----------------------------------------          -------------------------------------
    Thomas W. Schneider, President and Chief          Chris R. Burritt, Director
    Executive Officer

Date: March 25, 2002                              Date: March 25, 2002


By: /s/ James A. Dowd                             By: /s/ Raymond W. Jung
    ----------------------------------------          -------------------------------------
    James A. Dowd, Vice President, Chief              Raymond W. Jung, Director
    Financial Officer and Trust Officer

Date: March 25, 2002                              Date: March 25, 2002


By: /s/ Bruce E. Manwaring                        By: /s/ George P. Joyce
    ----------------------------------------          -------------------------------------
    Bruce E. Manwaring, Director                      George P. Joyce, Director

Date: March 25, 2002                              Date: March 25, 2002


By: /s/ L. William Nelson, Jr.                    By: /s/ Corte J. Spencer
    ----------------------------------------          -------------------------------------
    L. William Nelson, Jr., Director                  Corte J. Spencer, Director

Date: March 25, 2002                              Date: March 25, 2002


By: /s/ Steven W. Thomas                          By: /s/ Jannette Resnick
    ----------------------------------------          -------------------------------------
    Steven W. Thomas, Director                        Janette Resnick, Director

Date: March 25, 2002                              Date: March 25, 2002

                            Exhibit Index
                            -------------

     3.1      Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated
              herein by reference to the Company's Current Report on Form 8-K dated
              June 25, 2001)

     3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)

     4        Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated
              herein by reference to the Company's Current Report on Form 8-K dated
              June 25, 2001)

     10.1     Form of Pathfinder Bank 2001 Stock Option Plan (Incorporated herein by reference to the Company's S-4 file no. 333-36051)

     10.2     Form of Pathfinder Bank 2001 Recognition and Retention Plan
              (Incorporated herein by reference to the Company's S-4 file no.
              333-36051)

     10.3     Employment Agreement between the Bank and Thomas W. Schneider,
              President and Chief Executive Officer (Incorporated herein by reference to the Company's S-4 file no. 333-36051)

     10.4     Employment Agreement between the Bank and W. David Schermerhorn,
              Executive Vice President - Loan Administration (Incorporated herein by reference to the Company's S-4 file no. 333-36051)

     13       Annual Report to Stockholders

     21       Subsidiaries of Company