Form 10-Q
period 2002-03-31
PATHFINDER BANCORP INC
filed 2002-05-14
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                    1934 FOR THE QUARTER ENDED MARCH 31, 2002


                         SEC Exchange Act No. 000-23601


                            Pathfinder Bancorp, Inc.
               (Exact name of Company as specified in its charter)


                                     Federal
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                     (I.R.S. Employer Identification Number)


     214 W. 1st Street
      Oswego, New York                                               13126
 ----------------------------                                     ------------
(Address of principal executive office)                             (Zip Code)


         Company's telephone number, including area code: (315) 343-0057
                                 --------------


                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,603,580 shares of the Company's common stock outstanding as of May 10, 2002.

                                   PATHFINDER
                              BANCORP, INC. INDEX



PART 1  FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

        o   Consolidated Balance Sheets                                       1
        o   Consolidated Statements of Income                                 2
        o   Consolidated Statements of Shareholders' Equity                   3
        o   Consolidated Statements of Cash Flows                           4-5
        o   Notes to Consolidated Financial Statements                      6-7

Item 2. Management's Discussion and Analysis of Financial                  8-12
            Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk         13-14

PART II OTHER INFORMATION                                                    15



SIGNATURES


                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                March 31, 2002 (unaudited) and December 31, 2001

                                                                       March 31,              December 31,
                                                                         2002                     2001
                                                                    ------------           ----------------
ASSETS
Cash and due from banks                                               $6,132,207                 $5,284,917
Interest earning deposits                                              1,397,889                  2,160,927
                                                                  --------------              -------------
         Total cash and cash equivalents                               7,530,096                  7,445,844

Investment securities                                                 50,566,046                 53,422,149
Mortgage loans held-for-sale                                           6,029,818                  5,270,999
Loans:
     Real estate residential                                         122,742,915                116,101,197
     Real estate commercial                                           31,097,795                 30,454,798
     Consumer                                                          3,191,114                  3,353,133
     Commercial                                                       14,631,617                 14,357,635
                                                                     -----------                -----------
       Total loans                                                   171,663,441                164,266,763
     Less: Allowance for loan losses                                   1,819,115                  1,679,215
                                                                    ------------              -------------
       Loans receivable, net                                         169,844,326                162,587,548

Premises and equipment, net                                            5,082,794                  4,929,433
Accrued interest receivable                                            1,353,120                  1,465,347
Other real estate                                                        550,739                    632,465
Intangible assets, net                                                 2,262,915                  2,341,854
Other assets                                                           6,515,022                  6,270,671
                                                                 ---------------             --------------
       Total assets                                                 $249,734,876               $244,366,310

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing                                               $160,834,449               $156,553,658
     Non-interest bearing                                             12,949,294                 13,035,489
                                                                  --------------            ---------------
       Total deposits                                                173,783,743                169,589,147
Borrowed funds                                                        50,070,500                 49,440,500
Other liabilities                                                      3,062,823                  3,151,914
                                                                 ---------------            ---------------
       Total liabilities                                             226,917,066                222,181,561

Shareholders' equity:
     Preferred stock, authorized shares 1,000,000; no shares
      issued or outstanding
     Common stock, par value $.01 per share; authorized
      10,000,000 shares; 2,899,470 and 2,894,220 shares
       Issued and 2,602,597 and 2,601,495
      outstanding, respectively.                                          28,995                     28,942
     Additional paid in capital                                        6,967,248                  6,917,817
     Retained earnings                                                19,448,740                 19,015,639
     Accumulated other comprehensive income                              267,726                     80,652
     Unearned ESOP shares                                               (160,905)                  (173,142)
     Treasury stock, at cost;
       296,873 and 293,225 shares, respectively                       (3,733,994)                (3,685,159)
                                                                      -----------                -----------
     Total shareholders' equity                                       22,817,810                 22,184,749
                                                                  --------------             --------------
     Total liabilities and shareholders' equity                     $249,734,876               $244,366,310
                                                                    ============               ============


     The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME For
               the three months ended March 31, 2002 and March 31,
                                      2001
                                   (unaudited)

                                                                              March 31,                March 31,
                                                                                 2002                    2001
                                                                             -----------            ------------
INTEREST INCOME:
   Loans                                                                      $3,257,362             $3,133,320
   Interest and dividends on investments:
       U.S. Treasury and agencies                                                 38,049                121,594
       State and political subdivisions                                           79,203                 86,591
       Corporate obligations                                                     317,313                409,109
       Marketable equity securities                                               23,831                 42,899
       Mortgage-backed                                                           269,473                362,572
       Federal funds sold and interest-bearing deposits                            3,852                  1,375
                                                                               ---------              ---------
           Total interest income                                               3,989,083              4,157,460
                                                                               ---------              ---------

INTEREST EXPENSE:
   Interest on deposits                                                        1,220,329              1,617,788
   Interest on borrowed funds                                                    569,893                690,969
                                                                              ----------              ---------
       Total interest expense                                                  1,790,222              2,308,757
                                                                              ----------              ---------
               Net interest income                                             2,198,861              1,848,703
   Provision for loan losses                                                     162,233                121,183
                                                                              ----------              ---------
               Net interest income after provision for loan losses             2,036,628              1,727,520
                                                                              ----------              ---------

OTHER INCOME:
   Service charges on deposit accounts                                           141,704                116,739
   Loan servicing fees                                                            45,322                 36,124
   Increase in value of Company owned life insurance                              74,582                 39,322
   Net gain on securities, loans and other real estate                            30,284                 57,295
   Other charges, commission and fees                                            107,983                102,018
                                                                                --------                -------
       Total other income                                                        399,875                351,498
                                                                                --------                -------

OTHER EXPENSES:
   Salaries and employee benefits                                                783,876                759,562
   Building occupancy                                                            179,739                230,589
   Data processing expenses                                                      218,012                187,550
   Professional and other services                                               181,034                169,518
   Amortization of intangible asset                                               78,939                 78,939
   Other expenses                                                                322,752                272,501
                                                                             -----------             ----------
       Total other expenses                                                    1,764,352              1,698,659
                                                                             -----------             ----------
Income before income taxes                                                       672,151                380,359
Provision for income taxes                                                       169,754                113,734
                                                                             -----------             ----------
Net income                                                                   $   502,397              $ 266,625
                                                                             ===========              =========

Net income per share - basic                                                 $      0.20              $    0.10
                                                                             ===========              =========
Net income per share - diluted                                               $      0.19              $    0.10
                                                                             ===========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)

                                                     Common  Stock              Add't
                                                  ---------------------         Paid in         Retained       Compr.
                                                   Shares       Amount          Capital         Earnings       Income
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                      2,894,220      $28,942        $6,917,817       $19,015,639     $  -

Comprehensive income:
   Net Income                                                                                      502,397
   Other comprehensive income, net of tax
    Unealized gains on securities
    Unrealized holding gains arising
       during period
    Reclassification adjustment for gains
      Included in net income

   Other comprehensive income, before tax
   Income tax provision

   Other comprehensive income, net of tax

Comprehensive income:


ESOP shares earned                                                                14,939
Stock options exercised                             5,250          53             34,492
Treasury stock purchased
Dividends declared (.07 per share)                                               (69,296)
                                             -----------------------------------------------------------------------------

Balance, March 31, 2002                         2,899,470     $28,995         $6,967,248       $19,448,740      $   -
                                             =============================================================================


     The accompanying notes are an integral part of the consolidated financial statements


                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)

                                                Accum.
                                                Other          Unearned
                                                Compr.         ESOP           Treasury
                                                Income         Shares          Stock          Total
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                      $80,652        $(173,142)    $(3,685,159)    $22,184,749

Comprehensive income:
   Net Income                                                                                    502,397
   Other comprehensive income, net of tax
    Unealized gains on securities
    Unrealized holding gains arising
       during period                            355,447
    Reclassification adjustment for gains
      Included in net income                    (43,956)
                                              ----------
   Other comprehensive income, before tax       311,491
   Income tax provision                         124,417
                                              ----------
   Other comprehensive income, net of tax       187,074          187,074                         187,074
                                              ----------
Comprehensive income:                           187,074
                                              ==========

ESOP shares earned                                                12,237                          27,176
Stock options exercised                                                                           34,545
Treasury stock purchased                                                         (48,835)        (48,835)
Dividends declared (.07 per share)                                                               (69,296)
                                             --------------------------------------------------------------

Balance, March 31, 2002                       $ 67,726         $(160,905)     $(3,733,994)   $22,817,810
                                             ==============================================================


                                                      PATHFINDER BANCORP, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                  March 31, 2002 and March 31, 2001
                                                            (unaudited)

                                                                              March 31,                   March 31,
                                                                                2002                         2001
                                                                             -----------                 ------------
OPERATING ACTIVITIES:

   Net income                                                                   $502,397             $    266,625
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Provision for loan losses                                                     162,233                  121,183
   ESOP and other stock-based compensation earned                                 27,176                   14,702
   Deferred income tax (benefit) provision                                       (60,856)                  62,633
   Proceeds from sale of loans                                                 5,779,247                  893,387
   Originations of loans held-for-sale                                        (6,551,469)                (849,704)
   Realized (gain)/loss on:
     Sale of real estate acquired through foreclosure                             (3,053)                  15,060
     Sale of loans                                                                13,403                  (69,306)
     Available-for-sale investment securities                                    (43,956)                       -
   Depreciation                                                                  124,140                  120,401
   Amortization of intangibles                                                    78,939                   78,939
   Increase in surrender value of life insurance                                 (74,582)                 (39,322)
   Net accretion of premiums and discounts
      on investment securities                                                   (12,959)                  (4,480)
   Decrease in interest receivable                                               112,227                    2,717
   Net change in other assets and liabilities                                   (322,385)                 (20,785)
                                                                             ------------              -----------
 Net cash (used in) provided by operating activities                            (269,498)                 592,050
                                                                             ------------              -----------

INVESTING ACTIVITIES

   Purchase of investment securities available-for-sale                       (1,281,563)                (834,081)
   Proceeds from maturities and principle reductions of
       investment securities available-for-sale                                3,280,472                1,048,198
   Proceeds from sale of:
       Real estate acquired through foreclosure                                  154,279                   64,178
       Available-for-sale investment securities                                1,225,602                        -
   Net increase in loans                                                      (7,488,511)                (928,676)
   Purchase of premises and equipment                                           (277,501)                 (38,532)
                                                                              -----------            -------------
 Net cash used in investing activities                                        (4,387,222)                (688,913)
                                                                              -----------            -------------

FINANCING ACTIVITIES

   Net increase in demand deposits, NOW accounts savings accounts, money market deposit accounts
       and escrow deposits                                                     4,271,034                  424,150
   Net (decrease)/increase in time deposits                                      (76,438)               3,177,055
   Net proceeds/(repayments) from borrowings                                     630,000               (3,021,000)
   Proceeds from exercise of stock options                                        34,545                        -
   Cash dividends                                                                (69,334)                (154,714)
   Treasury stock purchased                                                      (48,835)                      --
                                                                             -----------             ------------
  Net cash provided by financing activities                                    4,740,972                  425,491
                                                                             -----------             ------------
  Increase in cash and cash equivalents                                           84,252                  328,628
 Cash and cash equivalents at beginning of period                              7,445,844                4,155,343
                                                                            ------------             ------------
  Cash and cash equivalents at end of period                                  $7,530,096               $4,483,971
                                                                             ==========               ==========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                   $1,757,696               $2,377,213
   Income taxes paid                                                             400,000                       --

NON-CASH INVESTING ACTIVITY:
   Transfer of loans to other real estate                                        $69,500                 $194,417
   (Increase)/decrease in unrealized gains and losses on available
       for sale investment securities                                           (311,491)                 506,413

NON-CASH FINANCING ACTIVITY:
   Dividends declared and unpaid                                                 $71,243                 $156,090

     The accompanying notes are an integral part of the consolidated financial statements

                            Pathfinder Bancorp, Inc.

                          Notes to Financial Statements

(1) Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2002 and 2001.

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2) Earnings per Share

     Basic earnings per share have been computed based upon net income for the three months ended March 31, 2002 and 2001, using 2,571,520 and 2,562,825 weighted average common shares outstanding. Diluted earnings per share for the three month period ending March 31, 2002 has been computed using 2,621,986 weighted average common shares outstanding. For the three months ended March 31, 2001, the calculation of diluted earnings per share excludes the effect of incremental common stock equivalents aggregating 84,000 shares since the exercise price was greater than the market price of the shares.

(3) Reclassifications

     Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

(4) Dividend Restrictions

     For the first quarter ending March 31, 2002, the Company's parent, Pathfinder Bancorp, MHC, waived its right to receive its portion, or $111,0000, of the cash dividends declared on March 19, 2002. The Company maintains a restricted capital account with a $332,000 balance, representing its portion of dividends waived as of March 31, 2002.

                            Pathfinder Bancorp, Inc.

                          Notes to Financial Statements


(5) New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill will no longer be amortized, but is subject to annual impairment tests in accordance with the statements. Goodwill arising from branch acquisitions continues to be amortized. As the Company's intangible assets represent goodwill arising from branch acquisitions, there is no impact on the financial statements as a result of the adoption of this pronouncement.


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

General

     Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corp. At March 31, 2002, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank, which in turn owns Pathfinder REIT, Inc. and Whispering Oaks Development Corp. At March 31, 2002, 1,583,239 shares, or 60.8%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,019,358 shares, or 39.2%, was held by the public.

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

     The following discussion reviews the financial condition at March 31, 2002 and the results of operations of the Company for the three months ended March 31, 2002.

Financial Condition

Assets

     Total assets increased approximately $5.4 million, or 2.2%, to $249.7 million at March 31, 2002 from $244.4 million at December 31, 2001. The increase in total assets was primarily the result of an increase in net loans receivable of $7.3 million and a $759,000 increase in mortgage loans held-for-sale.

     These increases were partially offset by a $2.9 million decrease in investment securities. The increase in net loans receivable is primarily due to a $6.6 million increase in residential real estate loans, and a $917,000 increase in commercial real estate and commercial loans, partially offset by a decrease in consumer loans of $162,000. The increases in loan balances are a result of the Company originating secondary market eligible residential real estate mortgages. The increase in loans was principally funded by an increase of $4.2 million in deposits, proceeds from sales of loans in the secondary market, and by proceeds from amortization, maturities and sales of investment securities.

Liabilities

     Total liabilities increased by $4.7 million, or 2.1%, to $226.9 million at March 31, 2002 from $222.2 million at December 31, 2001. The increase is primarily attributable to a $4.2 million, or 2.5%, increase in deposits and a $630,000, or 1.3%, increase in borrowed funds. The increase in deposits was primarily comprised of a $4.3 million increase in interest bearing deposits, offset by a $86,000 decrease in noninterest bearing deposits. The increase in interest bearing deposits was comprised of a $1.1 million increase in NOW deposit accounts, a $2.9 million increase in money management accounts, and a $1.0 million increase in savings accounts, partially offset by a decrease in time deposits of $76,000. The increase in deposit accounts is primarily due to the Company's active efforts in sales training and relationship building during a period when consumers are seeking the safety and fixed returns of bank deposits.

Liquidity and Capital Resources

     Shareholders' equity increased $633,000, or 2.9%, to $22.8 million at March 31, 2002 from $22.2 million at December 31, 2001. The increase in shareholders' equity is primarily the result of a $433,000 increase in retained earnings and a $187,000 increase in accumulated other comprehensive income. The increase in retained earnings is a result of net income of $502,000 offset by dividends declared of $69,000 during the first three months of 2002.

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

Results of Operations

     The Company recorded net income of approximately $502,000 for the three months ended March 31, 2002, as compared to $267,000 for the same period during 2001. The increase in net income of $236,000, or 88.4%, for the three months ended March 31, 2002, resulted primarily from an increase of $309,000, or 17.9%, in net interest income after provision for loan losses, an increase in other income of $48,000, or 13.8%, partially offset by an increase of $66,000, or 3.9%, in operating expenses and a $56,000, or 49.3%, increase in provision for income taxes.

     Annualized return on average assets and return on average shareholders' equity were .82% and 8.81%, respectively, for the three months ended March 31, 2002 compared to .46% and 4.47% for the first quarter of 2001. Earnings per share - basic was $.20 for the first quarter of 2002 compared to $.10 for the same period in 2001.

Interest Income

     Interest income, on a tax-equivalent basis, totaled $4.0 million for the quarter ended March 31, 2002, as compared to $4.2 million for the quarter ended March 31, 2001, a decrease of $173,000, or 4.1%. Interest income was affected by an increase in the average balance of interest-earning assets to $226.2 million for the three months ended March 31, 2002 from $214.2 million in the prior year period, offset by a decrease in the tax equivalent yield on average interest-earning assets to 7.13% from 7.85%. The decrease in the tax equivalent yield was a result of a lower interest rate environment during the first quarter of 2002 as compared to the same quarter in 2001. The yield decrease was somewhat mitigated by increased originations of residential and commercial real estate loans.

     Interest income on loans receivable increased $125,000, or 4.0%, to $3.3 million for the three months ended March 31, 2002 as compared to the same period in the prior year. The increase in interest income on loans occurred from an increase in the average balance of loans receivable of $22.2 million, or 14.7% to $173.3 million at March 31, 2002, from $151.1 million at March 31, 2001, partially offset by a decrease in the average yield on loans receivable to 7.52% from 8.29%.

     Interest income on the mortgage-backed securities portfolio decreased by $93,000, or 25.7%, to $269,000 for the three months ended March 31, 2002, from $363,000 for the three months ended March 31, 2001. The decrease in interest income on mortgage-backed securities resulted generally from a reduction in the average balance on mortgage-backed securities of $4.8 million and the decrease in the average yield on mortgage-backed securities to 6.37% from 6.68%.

     Interest income on investment securities, on a tax equivalent basis, decreased $207,000 or 29.3%, for the three months ended March 31, 2002 to $499,000 from $706,000 for the same period in 2001. The decrease resulted primarily from the decrease in the average balance of investment securities, of $6.2 million, combined with a decrease in the tax equivalent yield of investment securities to 5.67% from 6.82%. The decrease in the average balance of investment securities resulted from the proceeds from calls, and maturities of investments primarily being utilized to fund the Company's loan portfolio growth.

     Interest income on interest-earning deposits increased $3,000, to $4,000 from $1,000 for the three months ended March 31, 2002 and 2001, respectively. The increase is the result of a $805,000 increase in the average balance of interest earning deposits.

Interest Expense

     Interest expense for the quarter ended March 31, 2002 decreased by approximately $519,000, or 22.5%, to $1.8 million from $2.3 million when compared to the same quarter for 2001. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest bearing deposits to 3.10% from 4.23% and the decrease in the average cost of borrowed funds to 4.47% from 6.08%. These decreases were partially offset by an increase of $4.8 million in the average balance of interest bearing deposits and a $5.5 million increase in the average balance of borrowed funds.

Net Interest Income

     Net interest income increased $346,000, or 18.3%, to $2.2 million, on a tax equivalent basis, for the quarter ended March 2002, when compared to the same period in the prior year.

     Net interest margin for the quarter ended March 31, 2002 increased to 3.96% from 3.54% when compared to the same period in the prior year.

Provision for Loan Losses

     The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss reserves are based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends, and current economic conditions, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended March 31, 2002 of $162,000, as compared to a provision of $121,000 for the three months ended March 31, 2001. The increase in provision for loan losses is attributable to an increase in the loan receivable balance, an increase in the risk rating of a commercial loan relationship, and an increase in the overall delinquencies in the portfolio. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at March 31, 2002 were 1.06% and 47.42%, respectively, as compared to .089% and 66.93% at March 31, 2001.

Non-interest Income

     The Company's non-interest income is principally comprised of fees on deposit accounts and transactions, loan servicing, commissions, and net securities gains and losses. Non-interest income increased $48,000, or 13.8%, for the quarter ended March 31, 2002, as compared to the same period in the prior year. The increase in non-interest income is primarily attributable to a $25,000 increase in service charges on deposit accounts, a $9,000 increase in loan servicing fees, an increase in the value of bank owned life insurance of $35,000 and an increase in other charges, commissions and fees of $6,000. These increases are partially offset by a decrease in the net gain on securities, loans and other real estate of $27,000.

Non-interest Expense

     Non-interest expense increased $66,000, or 3.9%, to $1.8 million for the quarter ended March 31, 2002, when compared to the same period in the prior year. The increase in operating expenses was due to a $24,000 increase in salary expenses, or 3.2%, a $30,000 increase in data processing expenses, a $12,000 increase in professional and other services and a $50,000 increase in other expenses. These increases were partially offset by a decrease in building occupancy expenses of $51,000.

Income Taxes

     Income taxes increased $56,000 for the quarter ended March 31, 2002 as compared to the same period in the prior year. This increase was attributable to a $292,000 increase in the Company's pre-tax income.

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

     The Company does not generally maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. In addition, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter-term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease, the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has, on occasion, offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, three year/one year and five year/one year ARM loans (mortgage loans which are fixed rate for the first three or five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities.

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

     Gap Analysis. At March 31, 2002, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $22.0 million, representing a cumulative one- year gap ratio of a negative 9.83%.

     Changes in Net Interest Income and Net Portfolio Value. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity)
represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes March 31, 2002 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.

Change in Interest Rates
  Increase(Decrease)
     Basis Points             Net Interest Income           Net Portfolio Value
     (Rate Shock)              Percentage Change             Percentage Change

        300                         -11.27%                         -25.69%
        200                         - 7.16%                         -17.51%
        100                         - 3.22%                          -8.66%
      Base Case
       (100)                        - 0.09%                           7.59%
       (200)                        - 3.30%                           9.71%
       (300)                        - 7.67%                          14.55%

Part II - Other Information

Legal Proceedings

     From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company

     On November 28, 2001, the Company and its Board of Directors were named as defendants in Jewelcor Management, Inc. ("Jewelcor") v. Pathfinder Bancorp, Inc., et al. This action was filed in the United States District Court, Northern District. In its complaint, Jewelcor alleges that the Company's directors breached their fiduciary duties to the Company by failing to consider an offer from Fulton Savings Bank for the sale of the Company. Jewelcor is seeking damages in excess of $1 million, punitive damages in excess of $10 million and equitable relief. Management and the Board of Directors of the Company have carefully reviewed Jewelcor's complaint and believes that it is without merit. The Company has filed a motion to dismiss the complaint. Oral arguments for the motion to dismiss were heard on April 5, 2002 before the United States District Court for the Northern District of New York. No decision on the motion has been rendered at this date.

Changes in Securities

Not applicable

Defaults upon Senior Securities

Not applicable

Submission of Matters to a Vote of Security Holders

Not applicable

Other Information

     On March 19, 2002 the Board of Directors declared a $.07 cash dividend to shareholders of record as of March 31, 2002, payable on April 15, 2002.

Exhibits and Reports on Form 8-K

None

                                   SIGNATURES





     Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PATHFINDER BANCORP, INC.


                                            /s/ Thomas W. Schneider
                                            ------------------------------------
Date:    May 14, 2002                       Thomas W. Schneider
         --- --- ----                       President, Chief Executive Officer

                                            /s/ James A. Dowd
                                            ------------------------------------
Date:    May 14, 2002                       James A. Dowd
         --- --- ----                       Vice President,
                                             Chief Financial Officer