Form 10-Q
period 2002-06-30
PATHFINDER BANCORP INC
filed 2002-08-13
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                           QUARTER ENDED JUNE 30, 2002

                         SEC Exchange Act No. 000-23601
                                              ---------


                            Pathfinder Bancorp, Inc.
                            ------------------------
               (Exact name of Company as specified in its charter)


                                     Federal
                                     -------
            (State or jurisdiction of incorporation or organization)


                                   16-1540137
                                   ----------
                     (I.R.S. Employer Identification Number)


214  W.  1st  Street
     Oswego,  New  York                              13126
     ------------------                              -----
(Address  of  principal  executive  office)      (Zip  Code)


         Company's telephone number, including area code: (315) 343-0057
                                                          --------------

                                 Not Applicable
                                 --------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      X     No  ______
                                              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,605,563 shares of the Company's common stock outstanding as of August 09, 2002.



                                 PATHFINDER BANCORP, INC.
                                           INDEX



PART 1.         FINANCIAL INFORMATION                                               PAGE

Item 1.          Financial Statements
                     Consolidated Balance Sheets. . . . . . . . . . . . . . . . .        1
                     Consolidated Statements of Income. . . . . . . . . . . . . .    2 - 3
                     Consolidated Statements of Shareholders' Equity. . . . . . .        4
                     Consolidated Statements of Cash Flow . . . . . . . . . . . .    5 - 6
                     Notes to Consolidated Financial Statements . . . . . . . . .    7 - 8

Item 2.         Management's Discussion and Analysis of Financial . . . . . . . .   9 - 15
                Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosure about Market Risk . . . .  16 - 18


PART II        OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  19 - 20

                     Item 1.  Legal proceedings
                     Item 2.  Change in securities
                     Item 3.  Defaults upon senior securities
                     Item 4.  Submission of matters to a vote of security holders
                     Item 5.  Other information

Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .       21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22



                                  PATHFINDER BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF CONDITION
                     June 30, 2002 (unaudited) and December 31, 2001


                                                              June 30,      December 31,
      ASSETS                                                    2002            2001
----------------------------------------------------------  -------------  --------------
Cash and due from banks. . . . . . . . . . . . . . . . . .  $  6,916,217   $   5,284,917
Interest earning deposits. . . . . . . . . . . . . . . . .    10,260,241       2,160,927
                                                            -------------  --------------
         Total cash and cash equivalents . . . . . . . . .    17,176,458       7,445,844
Investment securities. . . . . . . . . . . . . . . . . . .    50,701,134      53,422,149
Mortgage loans held-for-sale . . . . . . . . . . . . . . .     3,031,081       5,270,999
Loans:
  Real estate residential. . . . . . . . . . . . . . . . .   123,443,653     116,101,197
  Real estate commercial . . . . . . . . . . . . . . . . .    32,029,605      30,454,798
  Consumer . . . . . . . . . . . . . . . . . . . . . . . .     2,890,272       3,353,133
  Commercial . . . . . . . . . . . . . . . . . . . . . . .    14,755,683      14,357,635
                                                            -------------  --------------
  Total loans. . . . . . . . . . . . . . . . . . . . . . .   173,119,213     164,266,763
  Less: Allowance for loan losses. . . . . . . . . . . . .     2,166,615       1,679,215
                                                            -------------  --------------
    Loans receivable, net. . . . . . . . . . . . . . . . .   170,952,598     162,587,548
Premises and equipment, net. . . . . . . . . . . . . . . .     5,174,112       4,929,433
Accrued interest receivable. . . . . . . . . . . . . . . .     1,215,752       1,465,347
Other real estate. . . . . . . . . . . . . . . . . . . . .       439,090         632,465
Intangible assets, net . . . . . . . . . . . . . . . . . .     2,183,976       2,341,854
Other assets . . . . . . . . . . . . . . . . . . . . . . .     7,091,941       6,270,671
                                                            -------------  --------------
    Total assets . . . . . . . . . . . . . . . . . . . . .  $257,966,142   $ 244,366,310
                                                            =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------
Deposits:
  Interest bearing . . . . . . . . . . . . . . . . . . . .  $163,906,124   $ 156,553,658
  Non-interest bearing . . . . . . . . . . . . . . . . . .    13,440,320      13,035,489
                                                            -------------  --------------
    Total deposits . . . . . . . . . . . . . . . . . . . .   177,346,444     169,589,147
Borrowed funds . . . . . . . . . . . . . . . . . . . . . .    49,440,500      49,440,500
Company obligated mandatorily redeemable preferred
   securities of subsidiary, Pathfinder Statutory Trust I,
   holding solely junior subordinated debentures of
   the Company . . . . . . . . . . . . . . . . . . . . . .     5,000,000               -
Other liabilities. . . . . . . . . . . . . . . . . . . . .     3,199,344       3,151,914
                                                            -------------  --------------
    Total liabilities. . . . . . . . . . . . . . . . . . .   234,986,288     222,181,561
Shareholders' equity:
  Preferred stock, authorized shares 1,000,000;
   no shares issued or outstanding . . . . . . . . . . . .             -               -
  Common stock, par value $.01 per share; authorized
   10,000,000 shares; issued 2,902,436 shares; and
   2,605,563 and 2,600,995 shares outstanding for
   2001 and 2002, respectively.. . . . . . . . . . . . . .        29,024          28,942
  Additional paid in capital . . . . . . . . . . . . . . .     7,007,109       6,917,817
  Retained earnings. . . . . . . . . . . . . . . . . . . .    19,690,594      19,015,639
  Accumulated other comprehensive income . . . . . . . . .       134,427          80,652
  Unearned ESOP shares . . . . . . . . . . . . . . . . . .      (147,306)       (173,142)
  Treasury stock, at cost;
    296,873 and 293,225 shares, respectively . . . . . . .    (3,733,994)     (3,685,159)
                                                            -------------  --------------
  Total shareholders' equity . . . . . . . . . . . . . . .    22,979,854      22,184,749
                                                            -------------  --------------
  Total liabilities and shareholders' equity . . . . . . .  $257,966,142   $ 244,366,310
                                                            =============  ==============

  The accompanying notes are an integral part of the consolidated financial statements


                                   PATHFINDER BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                         (UNAUDITED)


                                                               June 30, 2002   June 30, 2001
                                                               --------------  --------------

INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,244,249  $    3,092,902
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .          26,465         116,746
    State and political subdivisions. . . . . . . . . . . . .          78,260          85,985
    Corporate obligations . . . . . . . . . . . . . . . . . .         310,436         382,704
    Marketable equity securities. . . . . . . . . . . . . . .          37,740          40,217
    Mortgage-backed securities. . . . . . . . . . . . . . . .         204,900         333,714
    Federal funds sold and interest-bearing deposits. . . . .          11,288          22,896
                                                               --------------  --------------
       Total interest income. . . . . . . . . . . . . . . . .       3,913,338       4,075,164

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .       1,170,377       1,597,480
  Interest on borrowed funds. . . . . . . . . . . . . . . . .         558,570         583,702
                                                               --------------  --------------
       Total interest expense . . . . . . . . . . . . . . . .       1,728,947       2,181,182
                                                               --------------  --------------

          Net interest income . . . . . . . . . . . . . . . .       2,184,391       1,893,982
  Provision for loan losses . . . . . . . . . . . . . . . . .         907,348         419,028
                                                               --------------  --------------
          Net interest income after provision for loan losses       1,277,043       1,474,954
                                                               --------------  --------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .         155,004         139,127
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .          78,419          36,093
  Increase in value of bank owned life insurance. . . . . . .          45,582          41,851
  Net gain on securities, loans and other real estate . . . .         712,197         422,029
  Other charges, commissions & fees . . . . . . . . . . . . .         120,260         108,763
                                                               --------------  --------------
          Total other income. . . . . . . . . . . . . . . . .       1,111,462         747,863
                                                               --------------  --------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .         950,666         727,648
  Building occupancy. . . . . . . . . . . . . . . . . . . . .         189,495         196,522
  Data processing expenses. . . . . . . . . . . . . . . . . .         183,382         186,606
  Professional and other services . . . . . . . . . . . . . .         224,643         186,006
  Amortization of intangible asset. . . . . . . . . . . . . .          78,939          78,939
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .         341,515         350,805
          Total other expenses. . . . . . . . . . . . . . . .       1,968,640       1,726,526
                                                               --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . . . .         419,865         496,291
Provision for income taxes. . . . . . . . . . . . . . . . . .         108,047         140,286
                                                               --------------  --------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $      311,818  $      356,005
                                                               --------------  --------------

     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $         0.12  $         0.14
                                                               ==============  ==============
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $         0.12  $         0.14
                                                               ==============  ==============


                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the six months ended June 30, 2002 and June 30, 2001

                                     (unaudited)


                                                                June 30,    June 30,
                                                                  2002        2001
                                                               ----------  ----------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $6,501,611  $6,226,222
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .      64,514     238,340
    State and political subdivisions. . . . . . . . . . . . .     157,463     172,576
    Corporate obligations . . . . . . . . . . . . . . . . . .     627,749     791,813
    Marketable equity securities. . . . . . . . . . . . . . .      61,571      83,116
    Mortgage-backed . . . . . . . . . . . . . . . . . . . . .     474,373     696,286
    Federal funds sold and interest-bearing deposits. . . . .      15,140      24,271
                                                               ----------  ----------
      Total interest income . . . . . . . . . . . . . . . . .   7,902,421   8,232,624
                                                               ----------  ----------

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .   2,390,706   3,215,268
  Interest on borrowed funds. . . . . . . . . . . . . . . . .   1,128,463   1,274,671
                                                               ----------  ----------
    Total interest expense. . . . . . . . . . . . . . . . . .   3,519,169   4,489,939
                                                               ----------  ----------
          Net interest income . . . . . . . . . . . . . . . .   4,383,252   3,742,685
  Provision for loan losses . . . . . . . . . . . . . . . . .   1,069,581     540,211
                                                               ----------  ----------
          Net interest income after provision for loan losses   3,313,671   3,202,474
                                                               ----------  ----------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .     296,708     255,866
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .     123,741      72,217
  Increase in value of Company owned life insurance . . . . .     120,164      81,173
  Net gain on securities, loans and other real estate . . . .     745,594     491,335
  Other charges, commission and fees. . . . . . . . . . . . .     225,130     210,781
                                                               ----------  ----------
    Total other income. . . . . . . . . . . . . . . . . . . .   1,511,337   1,111,372
                                                               ----------  ----------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .   1,734,542   1,487,210
  Building occupancy. . . . . . . . . . . . . . . . . . . . .     369,234     427,111
  Data processing expenses. . . . . . . . . . . . . . . . . .     401,394     374,156
  Professional and other services . . . . . . . . . . . . . .     405,677     355,524
  Amortization of intangible asset. . . . . . . . . . . . . .     157,878     157,878
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .     664,267     635,317
                                                               ----------  ----------
    Total other expenses. . . . . . . . . . . . . . . . . . .   3,732,992   3,437,196
                                                               ----------  ----------
Income before income taxes. . . . . . . . . . . . . . . . . .   1,092,016     876,650
Provision for income taxes. . . . . . . . . . . . . . . . . .     277,801     254,020
                                                               ----------  ----------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $  814,215  $  622,630
                                                               ==========  ==========

NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . . . .  $     0.32  $     0.24
                                                               ==========  ==========
NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . . . .  $     0.31  $     0.24
                                                               ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements


                                  PATHFINDER BANCORP, INC.
                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               SIX MONTHS ENDED JUNE 30, 2002
                                         (unaudited)


                                          Additional
                                     Common Stock Issued   Paid in    Retained
                                            Shares          Amount    Capital     Earnings
                                     --------------------  --------  ----------  -----------
BALANCE, DECEMBER 31, 2001. . . . .            2,894,220   $ 28,942  $6,917,817  $19,015,639

Comprehensive income:
  Net income. . . . . . . . . . . .              814,215

ESOP shares earned. . . . . . . . .               32,741
Stock option exercised. . . . . . .                8,216         82      56,551
Treasury stock purchased
Dividends declared ($.14 per share)             (139,260)
                                     --------------------
BALANCE, JUNE 30, 2002. . . . . . .            2,902,436   $ 29,024  $7,007,109  $19,690,594
                                     ====================  ========  ==========  ===========





                                               Accumulated
                                               Other Com-       Unearned
                                              Comprehensive    prehensive      ESOP       Treasury
                                              Income(Loss)       Income       Shares       Stock         Total
                                             ---------------  ------------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 2001. . . . . . . . .  $            -   $    80,652   $(173,142)  $(3,685,159)  $22,184,749

Comprehensive income:
  Net income. . . . . . . . . . . . . . . .         814,215       814,215
  Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding gains arising
       during period. . . . . . . . . . . .         706,646
     Reclassification adjustment for gains
       included in net income . . . . . . .        (617,320)
                                             ---------------
  Other comprehensive income, before tax. .          89,326
  Income tax provision. . . . . . . . . . .         (35,551)
                                             ---------------
  Other comprehensive income, net of tax. .          53,775        53,775      53,775
                                             ---------------
Comprehensive income: . . . . . . . . . . .         867,990
                                             ===============

ESOP shares earned. . . . . . . . . . . . .          25,836        58,577
Stock option exercised. . . . . . . . . . .          56,633
Treasury stock purchased. . . . . . . . . .         (48,835)      (48,835)
Dividends declared ($.14 per share) . . . .        (139,260)
                                             ---------------
BALANCE, JUNE 30, 2002. . . . . . . . . . .  $            -   $   134,427   $(147,306)  $(3,733,994)  $22,979,854
                                             ===============  ============  ==========  ============  ===========


The accompanying notes are an integral part of the consolidated financial statements.


                            PATHFINDER BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                        June 30, 2002 and June 30, 2001
                                  (unaudited)


                                                                     June 30,       June 30,
                                                                       2002           2001
                                                                   -------------  ------------
OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    814,215   $   622,630
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses . . . . . . . . . . . . . . . . . . .     1,069,581       540,211
  ESOP and other stock-based compensation earned. . . . . . . . .        58,577        33,946
  Deferred income tax provision . . . . . . . . . . . . . . . . .             -       129,522
  Proceeds from sale of loans . . . . . . . . . . . . . . . . . .    13,202,434     8,038,416
  Originations of loans held-for-sale . . . . . . . . . . . . . .   (10,945,433)   (9,010,664)
  Realized loss/(gain) on:
    Sale of real estate acquired through foreclosure. . . . . . .         1,788        30,733
    Sale of loans . . . . . . . . . . . . . . . . . . . . . . . .       (17,083)      (25,351)
    Available-for-sale investment securities. . . . . . . . . . .      (617,320)     (444,974)
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .       235,698       237,604
  Amortization of intangibles . . . . . . . . . . . . . . . . . .       157,878       157,878
  Increase in surrender value of bank owned life insurance. . . .      (120,164)      (81,173)
  Net accretion of premiums and discounts
     on investment securities . . . . . . . . . . . . . . . . . .       (11,470)       (8,524)
  Decrease in interest receivable . . . . . . . . . . . . . . . .       249,595       103,215
  Net change in other assets and liabilities. . . . . . . . . . .      (689,696)     (888,411)
                                                                   -------------  ------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . .     3,388,600      (564,942)
                                                                   -------------  ------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale. . . . . .    (3,299,497)   (1,043,834)
  Proceeds from maturities and principle reductions of
      investment securities available-for-sale. . . . . . . . . .     4,936,777     2,936,605
  Proceeds from sale of:
      Real estate acquired through foreclosure. . . . . . . . . .       295,946       103,551
      Available-for-sale investment securities. . . . . . . . . .     1,801,851     2,696,347
  Net increase in loans . . . . . . . . . . . . . . . . . . . . .    (9,538,990)   (1,734,476)
  Purchase of premises and equipment. . . . . . . . . . . . . . .      (480,377)     (156,270)
                                                                   -------------  ------------
 NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES . . . . . .    (6,284,290)    2,801,923
                                                                   -------------  ------------

FINANCING ACTIVITIES
  Net increase in demand, NOW, savings, money market
       and escrow deposit accounts. . . . . . . . . . . . . . . .     7,536,973     5,147,475
  Net increase in time deposits . . . . . . . . . . . . . . . . .       220,324     2,668,968
  Net repayments from borrowings. . . . . . . . . . . . . . . . .             -    (5,154,000)
  Proceeds from trust preferred obligation. . . . . . . . . . . .     5,000,000             -
  Proceeds from exercise of stock options . . . . . . . . . . . .        56,633             -
  Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . .      (138,791)     (313,125)
  Treasury stock purchased. . . . . . . . . . . . . . . . . . . .       (48,835)            -
                                                                   -------------  ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . .    12,626,304     2,349,318
                                                                   -------------  ------------
  INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .     9,730,614     4,586,299
 Cash and cash equivalents at beginning of period . . . . . . . .     7,445,844     4,155,343
                                                                   -------------  ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . .  $ 17,176,458   $ 8,741,642
                                                                   =============  ============

CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,520,084   $ 4,580,201
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .       625,000       359,618

NON-CASH INVESTING ACTIVITY:
  Transfer of loans to other real estate. . . . . . . . . . . . .  $    104,359   $   293,121
  (Increase)/decrease in unrealized gains and losses on available
      for sale investment securities. . . . . . . . . . . . . . .       (89,326)       34,511

NON-CASH FINANCING ACTIVITY:
  Dividends declared and unpaid . . . . . . . . . . . . . . . . .  $     71,713   $   156,090




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

     All adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months and six months ended June 30, 2002 and 2001. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


(2)  EARNINGS  PER  SHARE

     Basic earnings per share have been computed based upon net income for the three months and six months ended June 30, using 2,576,769 and 2,574,159 weighted average common shares outstanding for 2002 and 2,565,347 and 2,564,165 for 2001. Diluted earnings per share for the three months and six months ended June 30, 2002 and 2001, has been computed using 2,626,890, 2,624,452, 2588,239 and 2,574,863 shares, respectively. Dilutive earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of issued stock options using the treasury stock method.


(3)  RECLASSIFICATIONS

     Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

(4)  DIVIDEND  RESTRICTIONS

     For the second quarter ending June 30, 2002, the Company's parent, Pathfinder Bancorp, MHC, waived its right to receive its portion, or $111,0000, of the cash dividends declared on June 18, 2002. The Company maintains a restricted capital account with a $443,000 balance, representing Pathfinder Bancorp, MHC's portion of dividends waived as of June 30, 2002.


(5)  TRUST  PREFERRED  POOL  TRANSACTION

     On June 26, 2002, the Company formed a wholly owned subsidiary, Pathfinder Statutory Trust I, a Connecticut business trust. The trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and are treated as Tier 1 capital by the Federal Deposit Insurance Company and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd, and are tied to the 3 month LIBOR plus 3.45%, with a five year call provision. All of these securities are guaranteed by the Company.

(6)  BRANCH  ACQUISITION

     On May 14, 2002, the Company's subsidiary, Pathfinder Bank, signed an agreement with Cayuga Bank to purchase their Lacona branch location in Northern Oswego County. The transaction includes approximately $27.3 million in deposits, $2.4 million in loans and the facility and equipment. The transaction is subject to regulatory approval with an anticipated closing at the end of the third quarter.

 (7)  NEW  ACCOUNTING  PRONOUNCEMENTS

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill will no longer be amortized, but is subject to annual impairment tests in accordance with the statements. Goodwill arising from branch acquisitions continues to be amortized. As the Company's intangible assets represent goodwill arising from branch acquisitions, there is no impact on the financial statements under the current provisions of this pronouncement.

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

GENERAL

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., Whispering Oaks Development Corp and Pathfinder Statutory Trust I. At June 30, 2002, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank and Pathfinder Statutory Trust I. Pathfinder Bank owns Pathfinder REIT, Inc. and Whispering Oaks Development Corp. At June 30, 2002, 1,583,239 shares, or 60.8%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,022,324 shares, or 39.2%, was held by the public.

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

The following discussion reviews the financial condition at June 30, 2002 and the results of operations of the Company for the three months and six months ended June 30, 2002 and June 30, 2001.

Financial  Condition

Assets
------

Total assets increased approximately $13.6 million, or 5.6%, to $258.0 million at June 30, 2002 from $244.4 million at December 31, 2001. The increase in total assets is primarily attributable to a $9.7 million increase in cash and cash equivalents and an $8.4 million increase in net loans receivable, partially offset by decreases of $2.7 million in investment securities and $2.2 million in mortgage loans held-for-sale. The increase in cash and cash equivalents was primarily due to the $5.0 million in cash proceeds received from the Company's participation in a pooled trust preferred issuance and the sale of $3.2 million in 30 year fixed rate mortgages. The increase in net loans receivable is primarily due to a $7.3 million increase in residential real estate loans, a $2.0 million increase in commercial real estate and commercial loans, partially offset by a $463,000 decrease in consumer loans. The increase in loans was principally funded by an increase of $7.8 million in deposits and proceeds from amortization, maturities, and sales of investment securities.

Liabilities
-----------

Total liabilities increased by $12.8 million, or 5.8%, to $235.0 million at June 30, 2002 from $222.2 million at December 31, 2001. The increase is primarily attributable to a $7.8 million, or 4.6%, increase in deposits, and the issuance of $5.0 million of subordinated debt securities, issued in connection with the Company's participation in a trust preferred pooled transaction. The subordinated debt securities and corresponding trust preferred securities have a term of thirty years and have an adjustable rate of interest indexed to the three-month LIBOR plus 3.45%. Under applicable regulatory guidelines, the debt instrument from the sale of trust preferred securities qualifies as capital for regulatory purposes. The increase in deposits was primarily comprised of a $7.4 million increase in interest bearing deposits. The increase in interest bearing deposits was comprised of a $7.5 million increase in money management accounts, a $1.5 million increase in savings accounts and a $220,000 increase in time deposits, partially offset by a $1.4 million decrease in NOW accounts. The increase in deposit accounts is primarily due to the Company's active efforts in sales training and relationship building during a period when consumers are seeking the safety and fixed returns of bank deposits.

Liquidity  and  Capital  Resources
----------------------------------

Shareholders' equity increased $795,000, or 3.6%, to $23.0 million at June 30, 2002 from $22.2 million at December 31, 2001. The increase in shareholders' equity is primarily the result of a $675,000 increase in retained earnings. The increase in retained earnings is a result of net income of $814,000 offset by dividends declared of $139,000 during the first six months of 2002.

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

Results  of  Operations
-----------------------

The Company recorded net income of approximately $312,000 for the three months ended June 30, 2002, as compared to $356,000 for the same period during 2001. The decrease in net income of $44,000, or 12.4%, for the three months ended June 30, 2002, was primarily the result of loan charge offs totaling $560,000, and the establishment of additional reserves of $347,000. These actions were taken to recognize the deterioration in the asset quality of two commercial loan relationships totaling $1.5 million. Additionally, operating expenses increased $242,000, or 14.0%, offset by an increase in net interest income of $290,000, or 15.3%, an increase in other income of $364,000, or 48.6% and a $32,000, or 23.0%, decrease in the provision for income taxes.

For the six months ended June 30, 2002, the Company recorded net income of $814,000 as compared to $623,000 for the same period in the prior year. The increase in net income of $192,000, or 30.8%, for the six months ended June 30, 2002, was primarily the result of an increase in net interest income of $641,000, or 17.1%, an increase in other income of $400,000, or 36.0%, offset by an increase in other operating expenses of $296,000, or 8.6%.

Annualized return on average assets and return on average shareholders' equity were 0.50% and 5.38%, respectively, for the three months ended June 30, 2002 compared to 0.61% and 7.09% for the second quarter of 2001. Earnings per share - basic was $.12 for the second quarter of 2002 compared to $.14 for the same period in 2001. For the six months ended June 30, 2002, the same performance measurements were 0.66% and 7.08%, as compared to 0.54% and 6.27% for the same period in the prior year. Earnings per share-basic for the six months ended June 30, 2002 was $.32 compared to $.24 for the same period in 2001.

Interest  Income
----------------

Three  month  period

Interest income, on a tax equivalent basis, totaled $3.9 million for the quarter ended June 30, 2002, as compared to $4.1 million for the quarter ended June 30, 2001, a decrease of $158,000, or 3.9%. Interest income was affected by a decrease in the tax equivalent yield on average interest-earning assets to 6.81% from 7.59% in the prior period, offset by an increase in the average balance of interest-earning assets to $231.6 million for the three months ended June 30,

2002 from $215.9 million in the prior year period. The decrease in the tax equivalent yield was a result of a lower interest rate environment during the second quarter of 2002 as compared to the same quarter in 2001. The yield decrease was mitigated by increased originations of residential and commercial real estate loans.

Interest income on loans receivable increased $151,000, or 4.9%, to $3.2 million for the three months ended June 30, 2002 as compared to the same period in the prior year. The increase in interest income on loans resulted from an increase in the average balance of loans receivable of $25.9 million, or 17.1% to $177.6 million at June 30, 2002, from $151.7 million at June 30, 2001, partially offset by a decrease in the average yield on loans receivable to 7.30% from 8.14%.

Interest income on the mortgage-backed securities portfolio decreased by $129,000, or 38.6%, to $205,000 for the three months ended June 30, 2002, from $334,000 for the three months ended June 30, 2001. The decrease in interest income on mortgage-backed securities resulted generally from a reduction in the average balance on mortgage-backed securities of $5.8 million and a decrease in the average yield on mortgage-backed securities to 5.35% from 6.29%.

Interest income on investment securities, on a tax equivalent basis, decreased $172,000, or 26.4%, for the three months ended June 30, 2002 to $480,000 from $652,000 for the same period in 2001. The decrease resulted primarily from a decrease in the average balance of investment securities, of $5.4 million, combined with a decrease in the tax equivalent yield of investment securities to 5.48% from 6.45%. The decrease in the average balance of investment securities resulted from the proceeds from calls and maturities of investments primarily being utilized to fund the Company's loan portfolio growth.

Six  Month  Period

Interest income, on a tax equivalent basis, totaled $8.0 million for the six months ended June 30, 2002, as compared to $8.3 million for the same period in 2001, a decrease of $369,000, or 4.4%. The decrease resulted primarily from a decrease in the tax-equivalent yield on interest-earning assets to 6.95% from 7.74%, partially offset by an increase in the average balance of interest-earning assets of $13.8 million, or 6.4%, to $228.9 million from $215.0 million.

For the six months ended June 30, 2002, interest income on loans receivable increased $275,000, or 4.4%, as compared to the same period in the prior year. Average loans receivable increased $24.0 million while the yield on average loans receivable decreased to 7.41% from 8.22%.

For the six months ended June 30, 2002 and 2001, interest income on mortgage-backed securities was $474,000 and $696,000, respectively, a decrease of $222,000, or 31.9%. The decrease resulted primarily from a decrease in the average balance of mortgage-backed securities of $5.3 million, or 24.8%, combined with a decrease in the average yield on mortgage-backed securities to 5.88% from 6.48%. The decrease in the average balance of mortgage backed securities reflects the increase in prepayments experienced during the first six months of 2002 in response to the declining interest rate environment. The proceeds were utilized to fund the Company's loan growth.

For the six months ended June 30, 2002, tax equivalent interest income on investment securities decreased $419,000, or 30.3%, to $1.0 million compared to $1.4 million for the same period in 2001. The decrease resulted primarily from a decrease in the average balance of investment securities of $5.8 million and a decrease in the tax equivalent yield on investment securities to 5.49% from 6.77%.

Interest  Expense
-----------------

Three  Month  Period

Interest expense for the quarter ended June 30, 2002 decreased by approximately $452,000, or 20.7%, to $1.7 million from $2.2 million when compared to the same quarter for 2001. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest bearing deposits to 2.90% from 4.09% and the decrease in the average cost of borrowed funds to 4.52% from 5.47%. These decreases were partially offset by an increase of $5.3 million in the average balance of interest bearing deposits and a $6.7 million increase in the average balance of borrowed funds.

Six  Month  Period

For the six months ended June 30, 2002, interest expense decreased $971,000, or 21.6%, when compared to the first six months of 2000. The decrease in interest expense for the period was the result of a decrease in the average cost of interest bearing liabilities to 3.35% from 4.51%, offset by an increase in the average balance of interest bearing liabilities of $11.1 million.

Net  Interest  Income
---------------------

Net interest income increased $295,000, or 15.4%, to $2.2 million, on a tax equivalent basis, for the quarter ended June 30, 2002, when compared to the same period in the prior year.

For the six months ended June 30, 2002, net interest income increased $602,000, or 15.7%, when compared to the same period in the prior year.

Net interest margin for the quarter ended June 30, 2002 increased to 3.82% from 3.55% when compared to the same period in the prior year. For the six months ended June 30, 2002, net interest margin increased to 3.88% from 3.57%. The increase in the net interest margin is the result of an increase in net interest income, on a tax equivalent basis, partially offset by the increase in the average balance of interest earning assets for the periods presented.

Provision  for  Loan  Losses
----------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss reserves are based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends, and current economic conditions, as well as standards applied by the Federal Deposit Insurance Corporation. The Company established a provision for loan losses for the three months ended June 30, 2002 of $907,000, as compared to a provision of $419,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, the provision for loan losses was $1.1 million as compared to $540,000 for the same period in 2001. The increase in provision for loan losses is attributable to loan charge offs totaling $560,000 and the establishment of additional reserves of $347,000. These actions were taken to recognize the deterioration in the asset quality of two commercial loans relationships totaling $1.5 million, as well as an increase in the loan receivable balance and an increase in delinquencies in the loan portfolio. The Company's ratios of allowance for loan losses to total loans receivable and to non-performing loans at June 30, 2002 were 1.25% and 61.15%, respectively, as compared to 1.01% and 81.58% at June 30, 2001.

Non-interest  Income
--------------------

The Company's non-interest income is principally comprised of fees on deposit accounts and transactions, loan servicing, commissions, and net securities gains and losses. Non-interest income, net of gains and losses from the sale of securities, loans, and other real estate, increased $73,000, or 22.5%, for the quarter ended June 30, 2002, as compared to the same period in the prior year. The increase in non-interest income is primarily attributable to a $16,000 increase in service charges on deposit accounts, a $42,000 increase in loan servicing fees, and an $11,000 increase in other charges, commissions and fees. Gains and losses on the sale of securities, loans and other real estate increased $290,000 for the quarter ended June 30, 2002 compared to the same period in the prior year. This increase was primarily the result of a gain of $573,000 from the sale of the Company's holdings in an equity security.

For the six months ended June 30, 2002, non-interest income increased $400,000, or 36.0%, compared to the same period in 2001. Non-interest income, net of gains and losses from the sale of securities, loans and other real estate, increased $146,000, or 23.5%, for the six months ended June 30, 2002 as compared to June 30, 2001. Gains and losses on the sale of securities, loans and other real estate increased $254,000 for the period ending June 30, 2002 as compared to the same period in 2001.

Non-interest  Expense
---------------------

Non-interest expense increased $242,000, or 14.0%, to $2.0 million for the quarter ended June 30, 2002, when compared to the same period in the prior year. The increase in operating expense was due to a $223,000, or 30.6%, increase in salary expenses, and a $39,000, or 20.8%, increase in professional and other services. The increase in salary expense was primarily the result of hiring an in-house legal counsel and staff and a senior commercial loan officer. It is anticipated that the addition of an in-house counsel will result in a reduction of legal expenses and provide additional revenue generating opportunities for the Company in the future. These increases were partially offset by decreases in building occupancy, data processing and other expenses of $7,000, $3,000 and $9,000, respectively.

For the six months ending June 30, 2002, operating expenses increased $296,000, or 8.6%, to $3.7 million from $3.4 million for the same period in 2001. The increase in operating expenses was the result of a $247,000, or 16.6%, increase in salary expenses, a $27,000, or 7.3%, increase in data processing expenses, a $50,000, or 14.1%, increase in professional services and a $29,000, or 4.6%, increase in other operating expenses. These expenses were offset by a reduction of $58,000, or 13.6%, in building occupancy charges.

Income  Taxes
-------------

Income taxes decreased $32,000 for the quarter ended June 30, 2002 as compared to the same period in the prior year. This increase was attributable to a $76,000 decrease in the Company's pre-tax income.

For the six months ended June 30, 2002, income taxes increased $24,000, or 9.4%, as compared to the six months ended June 30, 2001.

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

The Company does not generally maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. The Company manages interest rate and credit risk associated on the mortgage loans held for sale and outstanding loan commitments through utilization of forward sale commitments of mortgage-backed securities for the purpose of passing along these risks to acceptable third parties. Management generally enters into forward sale commitments to minimize the exposure to longer term fixed rate mortgages in mortgage loans held for sale and mortgage commitments where interest rate locks have been granted. The fair value of forward sale commitments was not material at June 30, 2002. To manage interest rate risk within the portfolio, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter-term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease, the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has, on occasion, offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, three year/one year and five year/one year ARM loans (mortgage loans which are fixed rate for the first three or five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities.

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

Management anticipates that the Company's net interest margin ratio for the last quarter of 2002 and the first two quarters of 2003, will decrease as the Company invests, into the current interest rate environment, the cash proceeds associated with the trust preferred security issuance and the deposits received from the future Cayuga Bank branch acquisition.


GAP ANALYSIS. At June 30, 2002, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $3.4 million, representing a cumulative one-year gap ratio of a negative 1.31%.

CHANGES IN NET INTEREST INCOME AND NET PORTFOLIO VALUE. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes June 30, 2002 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.






Change in Interest Rates
Increase(Decrease)
Basis Points               Net Interest Income   Net Portfolio Value
(Rate Shock)                Percentage Change     Percentage Change
-------------------------  --------------------  --------------------
300 . . . . . . . . . . .         -8.44%               -22.07%
200 . . . . . . . . . . .         -5.30%               -14.18%
100 . . . . . . . . . . .         -2.22%                -6.27%
Base Case
(100) . . . . . . . . . .         -0.77%                -0.43%
(200) . . . . . . . . . .         -2.57%                -4.26%
(300) . . . . . . . . . .         -5.11%                -9.90%


The negative percentage change from the base case in the downward interest rate scenario is the result of deposit product interest rate floors incorporated into the modeling, causing the assets to continue to reprice downward while the cost of funds remains relatively stable.

PART  II  -  OTHER  INFORMATION
-------------------------------

LEGAL  PROCEEDINGS
------------------

From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company

On November 28, 2001, the Company and its Board of Directors were named as defendants in Jewelcor Management, Inc. ("Jewelcor") v. Pathfinder Bancorp,
                ----------------------------------------------------------------
Inc.,  et  al.  This  action  was  filed  in  the  United States District Court,
    ---------
Northern  District.  In  its  complaint,  Jewelcor  alleges  that  the Company's
    ---
directors  breached their fiduciary duties to the Company by failing to consider
    -
an offer from Fulton Savings Bank for the sale of the Company. Jewelcor is seeking damages in excess of $1 million, punitive damages in excess of $10 million and equitable relief. Management and the Board of Directors of the Company have carefully reviewed Jewelcor's complaint and believes that it is without merit. The Company has filed a motion to dismiss the complaint. Oral arguments for the motion to dismiss were heard on April 5, 2002 before the United States District Court for the Northern District of New York. No decision on the motion has been rendered at this date.

CHANGES  IN  SECURITIES
-----------------------

Not  applicable

DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------

Not  applicable

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------

The Company's Meeting of Shareholders was held on April 24, 2002. The following are the items voted on and the results of the shareholder voting.

1. The election of Chris C. Gagas, Thomas W. Schneider, Chris Burritt and Raymond Jung to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified.


                Name                 For      Withheld
                ----             ---------    --------


       Chris  C.  Gagas          2,350,427     217,510
       Thomas  W.  Schneider     2,350,427     217,510
       Chris  R.  Burritt        2,351,384     216,553
       Raymond  W.  Jung         2,351,384     216,553

     Set forth below are the names of the other directors of the Bank and their terms of office.


     Name                    Term  Expires
     ----                   --------------

     Bruce  E.  Manwaring        2003
     L.  William  Nelson         2003
     George  P.  Joyce           2003
     Steven  W.  Thomas          2004
     Corte  J.  Spencer          2004
     Janette  Resnick            2004




2. The ratification of the appointment of Pricewaterhouse Coopers, LLP as auditors for the fiscal year ending December 31, 2002.

                          For       Against     Abstain
                          ---       -------     -------
Number  of  Votes     2,406,921     161,016         0


OTHER  INFORMATION
------------------

On June 18, 2002 the Board of Directors declared a $.07 cash dividend to shareholders of record as of June 30, 2002, payable on July 15, 2002.

EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------

Exhibit 99.1 - Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




Thomas W. Schneider, Chief Executive Officer and James A. Dowd, Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-Q for the quarter ended June 30, 2002 and that to his knowledge:


(1) the report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.





August  13,  2002          /s/  Thomas  W.  Schneider
-----------------          --------------------------
Date                        Chief  Executive  Officer



August  13,  2002          /s/  James  A.  Dowd
-----------------          --------------------
Date                       Chief  Financial  Officer

                                   SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            PATHFINDER BANCORP, INC.
                            ------------------------



                                 /s/  Thomas  W.  Schneider
                                 --------------------------
Date:  August  13,  2002            Thomas  W.  Schneider
       -----------------    President,  Chief  Executive  Officer


                                 /s/  James  A.  Dowd
                                 --------------------
Date:  August  13,  2002            James  A.  Dowd
       -----------------     Vice  President,  Chief  Financial  Officer