Form 10-Q
period 2002-09-30
PATHFINDER BANCORP INC
filed 2002-11-13
CIK 1046188

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2002


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


214  W.  1st  Street
     Oswego,  New  York
     ------------------
13126
-----
(Address  of  principal  executive  office)                     (Zip  Code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,607,513 shares of the Company's common stock outstanding as of November 8, 2002.

                            PATHFINDER BANCORP, INC.
                                      INDEX


PART  1.     FINANCIAL  INFORMATION                         PAGE

Item  1.     Financial  Statements

-     Consolidated  Balance  Sheets                    1
-     Consolidated  Statements  of  Income               2  -  3
-     Consolidated  Statements  of  Shareholders'  Equity     4
-     Consolidated  Statements  of  Cash  Flow               5
-     Notes  to  Consolidated  Financial  Statements          6  -  8

Item  2.     Management's  Discussion  and Analysis of Financial          9 - 15
          Condition  and  Results  of  Operations

Item  3.     Quantitative  and Qualitative Disclosure about Market Risk     16 -
18

Item  4.     Controls  and  Procedures


PART  II     OTHER  INFORMATION                              19  -  22

     Item  1.     Legal  proceedings
     Item  2.     Change  in  securities
     Item  3.     Defaults  upon  senior  securities
     Item  4.     Submission  of  matters  to  a  vote  of  security  holders
     Item  5.     Other  information
     Item  6.     Exhibits  and  Reports  on  Form  8-K




SIGNATURES

PATHFINDER  BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001





                                                                                           September     December 31,
ASSETS                                                                                       2002            2001
---------------------------------------------------------------------------------------  -------------  --------------
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,332,460   $   5,433,029
Interest earning deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,505,366       2,160,927
                                                                                         -------------  --------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    12,837,826       7,593,956
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52,986,184      53,422,149
Mortgage loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,449,948       5,270,999
Loans:
   Real estate residential. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   123,652,296     116,101,197
   Real estate commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31,941,902      30,454,798
   Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,952,844       3,353,133
   Commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,410,066      14,357,635
                                                                                         -------------  --------------
     Total Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   172,957,108     164,266,763
   Less: Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,680,427       1,679,215
                                                                                         -------------  --------------
     Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   171,276,681     162,587,548

Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,238,623       4,929,433
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,468,124       1,465,347
Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,420,359         632,465
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,341,854       2,341,854
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,164,050       6,270,671
                                                                                         -------------  --------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $258,183,649   $ 244,514,422
                                                                                         =============  ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------


Deposits:
  Interest bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $166,774,515   $ 156,553,658
  Non-interest bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,044,610      13,035,489
                                                                                         -------------  --------------
     Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   179,819,125     169,589,147
Borrowed funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46,644,000      49,440,500
Company obligated mandatorily redeemable preferred securities of subsidiary, Pathfinder
Statutory Trust I, holding solely junior subordinated debentures of the Company . . . .     5,000,000               0
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,489,348       3,300,026
                                                                                         -------------  --------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   234,952,473     222,329,673

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01 per share; authorized 10,000,000 shares; 2,906,686 and 2,894,220 shares issued;  and 2,602,513 and 2,600,995
    shares outstanding 2002 and 2001, respectively. . . . . . . . . . . . . . . . . . .        29,067          28,942
   Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,050,534       6,917,817
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,936,150      19,015,639
   Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . .       162,037          80,652
   Unearned ESOP shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (131,588)       (173,142)
   Treasury Stock, at cost; 304,173 and 293,225 shares, respectively. . . . . . . . . .    (3,815,024)     (3,685,159)
                                                                                         -------------  --------------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23,231,176      22,184,749
                                                                                         -------------  --------------

     Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . .  $258,183,649   $ 244,514,422
                                                                                         =============  ==============


The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER  BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                          (UNAUDITED)



                                                               September 30,    September 30,
                                                                    2002            2001
                                                               --------------  ---------------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,191,513  $    3,133,892
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .          53,370          89,132
    State and political subdivisions. . . . . . . . . . . . .          77,429          81,313
    Corporate obligations . . . . . . . . . . . . . . . . . .         279,202         373,385
    Marketable equity securities. . . . . . . . . . . . . . .          47,851          54,489
    Mortgage-backed securities. . . . . . . . . . . . . . . .         208,655         309,416
    Federal funds sold and interest-bearing deposits. . . . .          60,168          32,718
                                                               --------------  ---------------
       Total interest income. . . . . . . . . . . . . . . . .       3,918,188       4,074,345

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .       1,139,458       1,544,769
  Interest on borrowed funds. . . . . . . . . . . . . . . . .         628,613         552,730
                                                               --------------  ---------------
       Total interest expense . . . . . . . . . . . . . . . .       1,768,071       2,097,499
                                                               --------------  ---------------

          Net interest income . . . . . . . . . . . . . . . .       2,150,117       1,976,846
  Provision for loan losses . . . . . . . . . . . . . . . . .         138,424          38,528
                                                               --------------  ---------------
          Net interest income after provision for loan losses       2,011,693       1,938,318
                                                               --------------  ---------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .         155,111         136,552
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .          74,368          53,937
  Increase in value of bank owned life insurance. . . . . . .          43,582          61,868
  Net gain on securities, loans and other real estate . . . .           2,562         (39,682)
  Other charges, commissions & fees . . . . . . . . . . . . .          94,321         119,021
                                                               --------------  ---------------
          Total other income. . . . . . . . . . . . . . . . .         369,944         331,696
                                                               --------------  ---------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .         999,444         752,666
  Building occupancy. . . . . . . . . . . . . . . . . . . . .         184,435         190,391
  Data processing expenses. . . . . . . . . . . . . . . . . .         184,480         192,725
  Professional and other services . . . . . . . . . . . . . .         189,538         170,053
  Amortization of goodwill. . . . . . . . . . . . . . . . . .               -          78,939
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .         354,535         304,842
          Total other expenses. . . . . . . . . . . . . . . .       1,912,432       1,689,616
                                                               --------------  ---------------

Income before income taxes. . . . . . . . . . . . . . . . . .         469,205         580,398
Provision for income taxes. . . . . . . . . . . . . . . . . .         120,379         137,415
                                                               --------------  ---------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $      348,826  $      442,983
                                                               ==============  ===============


     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $         0.11  $         0.17
                                                               ==============  ===============
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $         0.11  $         0.17
                                                               ==============  ===============


The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                         (UNAUDITED)


                                                               September 30,   September 30,
                                                                    2002            2001
                                                               --------------  --------------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    9,693,124  $    9,360,114
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .         117,884         327,472
    State and political subdivisions. . . . . . . . . . . . .         234,892         253,889
    Corporate obligations . . . . . . . . . . . . . . . . . .         906,951       1,165,198
    Marketable equity securities. . . . . . . . . . . . . . .         109,422         137,605
    Mortgage-backed securities. . . . . . . . . . . . . . . .         683,028       1,005,702
    Federal funds sold and interest-bearing deposits. . . . .          75,308          56,989
                                                               --------------  --------------
       Total interest income. . . . . . . . . . . . . . . . .      11,820,609      12,306,969

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .       3,530,164       4,760,037
  Interest on borrowed funds. . . . . . . . . . . . . . . . .       1,757,076       1,827,401
                                                               --------------  --------------
       Total interest expense . . . . . . . . . . . . . . . .       5,287,240       6,587,438
                                                               --------------  --------------

          Net interest income . . . . . . . . . . . . . . . .       6,533,369       5,719,531
  Provision for loan losses . . . . . . . . . . . . . . . . .       1,208,005         578,739
                                                               --------------  --------------
          Net interest income after provision for loan losses       5,325,364       5,140,792
                                                               --------------  --------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .         451,819         392,418
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .         198,109         126,154
  Increase in value of bank owned life insurance. . . . . . .         163,746         143,041
  Net gain on securities, loans and other real estate . . . .         754,575         429,144
  Other charges, commissions & fees . . . . . . . . . . . . .         319,451         323,810
                                                               --------------  --------------
          Total other income. . . . . . . . . . . . . . . . .       1,887,700       1,414,567
                                                               --------------  --------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .       2,733,986       2,239,876
  Building occupancy. . . . . . . . . . . . . . . . . . . . .         553,669         617,502
  Data processing expenses. . . . . . . . . . . . . . . . . .         585,874         566,881
  Professional and other services . . . . . . . . . . . . . .         595,215         525,577
  Amortization of goodwill. . . . . . . . . . . . . . . . . .               -         236,817
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .       1,025,221         911,658
          Total other expenses. . . . . . . . . . . . . . . .       5,493,965       5,098,311
                                                               --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . . . .       1,719,099       1,457,048
Provision for income taxes. . . . . . . . . . . . . . . . . .         452,911         391,435
                                                               --------------  --------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,266,188  $    1,065,613
                                                               ==============  ==============


     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $         0.49  $         0.42
                                                               ==============  ==============
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $         0.48  $         0.41
                                                               ==============  ==============



The accompanying notes are an integral part of the consolidated financial statements.


                                           PATHFINDER BANCORP, INC.
                                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 (unaudited)


                                                                          Additional
                                                      Common Stock Issued    Paid in      Retained
                                                      Shares       Amount    Capital      Earnings
                                                      ------------------------------  - ----------
BALANCE, DECEMBER 31, 2001 . . . . . . . . . . . . .  2,894,220   $ 28,942  $6,917,817   $19,015,639

Comprehensive income:
  Net income . . . . . . . . . . . . . . . . . . . .                                      1,266,188
  Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding gains arising during period
     Reclassification adjustment for gains included
       in net income
  Other comprehensive income, before tax
  Income tax provision
  Other comprehensive income, net of tax
Comprehensive income:

ESOP shares earned . . . . . . . . . . . . . . . . .                            48,243
Stock option exercised . . . . . . . . . . . . . . .     12,466        125      84,474
Treasury stock purchased
Dividends declared ($.22 per share). . . . . . . . .                                        (345,677)
                                                      ----------------------------------------------
BALANCE, SEPTEMBER 30, 2002. . . . . . . . . . . . .  2,906,686   $ 29,067   $7,050,534   $19,936,150
                                                      ===============================================




                                                                        Accumulated
                                                                        Other Com-       Unearned
                                                       Comprehensive    prehensive        ESOP       Treasury
                                                       Income(Loss)       Income          Shares       Stock      Total
                                                      ---------------  ------------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 2001 . . . . . . . . . . . . .  $            -   $    80,652   $(173,142)  $(3,685,159)  $22,184,749

Comprehensive income:
  Net income . . . . . . . . . . . . . . . . . . . .       1,266,188                                             1,266,188
  Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding gains arising during period.         752,661
     Reclassification adjustment for gains included
       in net income . . . . . . . . . . . . . . . .        (617,320)
                                                      ---------------
  Other comprehensive income, before tax . . . . . .         135,341
  Income tax provision . . . . . . . . . . . . . . .         (53,956)
                                                      ---------------
  Other comprehensive income, net of tax . . . . . .          81,385        81,385                                  81,385
                                                      ---------------
Comprehensive income:. . . . . . . . . . . . . . . .       1,347,573
                                                      ===============

ESOP shares earned . . . . . . . . . . . . . . . . .                                     41,554                     89,797
Stock option exercised . . . . . . . . . . . . . . .                                                                84,599
Treasury stock purchased . . . . . . . . . . . . . .                                                (129,865)     (129,865)
Dividends declared ($.22 per share). . . . . . . . .                                                              (345,677)
                                                      ---------------
BALANCE, SEPTEMBER 30, 2002. . . . . . . . . . . . .  $            -   $   162,037   $(131,588)  $(3,815,024)   $23,231,176
                                                      ===============  ============  ==========  ============   ===========



The accompanying notes are an integral part of the consolidated financial statements.


                                          PATHFINDER BANCORP, INC.
                                          STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30, 2002 and September 30, 2001
                                                 (unaudited)


                                                              September 30,   September 30,
                                                                   2002            2001
                                                              --------------  --------------
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .      1,266,188       1,065,613
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . . . .      1,208,005         578,739
  ESOP and other stock-based compensation earned . . . . . .         89,797          58,938
  Deferred income tax benefit. . . . . . . . . . . . . . . .       (139,214)       (201,213)
  Proceeds from sale of loans. . . . . . . . . . . . . . . .     15,873,671       9,257,819
  Originations of loans held-for-sale. . . . . . . . . . . .    (14,049,992)    (12,514,787)
  Realized loss/(gain) on:
    Sale of real estate loans through foreclosure. . . . . .          9,253          33,602
    Loans. . . . . . . . . . . . . . . . . . . . . . . . . .         (2,628)        (16,714)
    Available-for-sale investment securities . . . . . . . .       (617,320)       (446,229)
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .        351,083         351,108
  Amortization of goodwill . . . . . . . . . . . . . . . . .              -         236,817
  Amortization of deferred financing costs . . . . . . . . .          1,312               -
  Increase in surrender value of life insurance. . . . . . .       (163,746)       (143,040)
  Net accretion of premiums and discounts
    on investment securities . . . . . . . . . . . . . . . .        (31,359)         (7,675)
  (Increase) decrease in interest receivable . . . . . . . .         (2,777)         50,660
  Net change in other assets and liabilities . . . . . . . .       (442,323)       (993,308)
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . .      3,349,950      (2,689,670)
                                                              --------------  --------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale . . .     (9,915,570)     (1,823,332)
  Proceeds from maturities and principle reductions of
    investment securities available-for-sale . . . . . . . .      9,335,953       4,584,055
  Proceeds from sale:
    Real estate acquired through foreclosure . . . . . . . .        311,546         306,065
    Available-for-sale investment securities . . . . . . . .      1,799,602       5,372,845
  Net increase in loans. . . . . . . . . . . . . . . . . . .    (11,005,831)     (7,122,340)
  Purchase of premises and equipment . . . . . . . . . . . .       (660,273)       (300,240)
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . .    (10,134,573)      1,017,053
                                                              --------------  --------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits. . . . . . . . . . . . . . . . . . .      6,542,303       8,361,232
  Net increase (decrease) in time deposits . . . . . . . . .      3,687,675      (2,353,440)
  Net repayments from borrowings . . . . . . . . . . . . . .     (2,796,500)     (2,457,000)
  Proceeds from trust preferred obligation . . . . . . . . .      4,849,000               -
  Proceeds from exercise of stock options. . . . . . . . . .         84,599               -
  Cash dividends . . . . . . . . . . . . . . . . . . . . . .       (208,719)       (468,269)
  Treasury stock purchased . . . . . . . . . . . . . . . . .       (129,865)              -
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . .     12,028,493       3,082,523
                                                              --------------  --------------

  INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .      5,243,870       1,409,906
 Cash and cash equivalents at beginning of period. . . . . .      7,593,956       4,155,343
  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . .     12,837,826       5,565,249
                                                              ==============  ==============

CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .      5,296,620       6,568,104
  Income taxes paid. . . . . . . . . . . . . . . . . . . . .        690,000         419,618

NON-CASH INVESTING ACTIVITY:
  Transfer of loans to other real estate . . . . . . . . . .      1,108,693         337,913
  Increase in unrealized gains and losses on
  available-for-sale investments securities. . . . . . . . .       (135,341)     (1,313,031)
  Securitization of loans and held as an investment security              -               -
NON-CASH FINANCING ACTIVITY:
  Dividends declared and unpaid. . . . . . . . . . . . . . .        208,201          69,068


The accompanying notes are an integral part of the consolidated financial statements

                            Pathfinder Bancorp, Inc.

                          Notes to Financial Statements

1)     BASIS  OF  PRESENTATION

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

Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2)     EARNINGS  PER  SHARE

Basic earnings per share have been computed based upon net income for the three months and nine months ended September 30, using 2,579,602 and 2,575,993 weighted average common shares outstanding for 2002 and 2,567,722 and 2,565,364 for 2001. Diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001, has been computed using 2,617,651, 2,622,160, 2,626,470 and 2,592,793 shares, respectively. Dilutive earnings per share gives effect to weighted average shares which would be outstanding assuming the exercise of issued stock options using the treasury stock method.

3)  RECLASSIFICATIONS

Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

4)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $443,000 balance, representing Pathfinder Bancorp, MHC's portion of dividends waived as of September 30, 2002.


5)      TRUST  PREFERRED  POOL  TRANSACTION

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

6)      SUBSEQUENT  EVENTS

On October 25, 2002, the Company's subsidiary, Pathfinder Bank, completed the purchase of assets and the assumption of non-municipal deposits of the Lacona, New York branch of Cayuga Bank. In addition, Pathfinder Commercial Bank has received regulatory authorization to operate as a limited-purpose commercial bank subsidiary of Pathfinder Bank. Pathfinder Commercial Bank has been established to serve the depository needs of public entities in its market area and has assumed the deposit liabilities of the municipal depositors of the Lacona branch. The transactions include approximately $26.4 million in deposits, $2.3 million in loans, vault cash and the facility and equipment and reflects a deposit premium of approximately $2.5 million.

7)     NEW  ACCOUNTING  PRONOUNCEMENTS

On October 1, 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Statement 147 changes how the Company accounts for goodwill arising from branch acquisitions. Under previous FASB rulings, the goodwill arising from branch acquisitions was classified as an "unidentifiable intangible asset" and therefore subject to amortization. Statement 147 now classifies this intangible as goodwill. In accordance with the provisions of Statement 147, previously issued statements will be restated to remove the amortization expense recorded on the goodwill since January 1, 2002. Current FASB guidelines require goodwill not be amortized, but carried on a company's books as an asset and reviewed periodically for impairment.

As of September 30, 2002, no impairment adjustment has been made to goodwill. The impact of the pronouncement on the financial statements is as follows:


                                                  For the three        For the three        For the nine         For the nine
                                                  months ended         months ended         months ended         months ended
                                               September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                                               -------------------  -------------------  -------------------  -------------------
                                                                   (in thousands except Earnings per Share Data)

Reported net income . . . . . . . . . . . . .  $               349  $               443  $             1,266  $             1,066
Add back: goodwill amortization, net of tax .                    -                   48                    -                  144
                                               -------------------  -------------------  -------------------  -------------------
Adjusted net income . . . . . . . . . . . . .  $               349  $               491  $             1,266  $             1,210
                                               ===================  ===================  ===================  ===================

Basic earnings per share:
Reported net income . . . . . . . . . . . . .  $              0.11  $              0.17  $              0.49  $              0.42
Goodwill amortization, net of tax . . . . . .                    -                 0.02                    -                 0.05
                                               -------------------  -------------------  -------------------  -------------------
Adjusted net income . . . . . . . . . . . . .  $              0.11  $              0.19  $              0.49  $              0.47
                                               ===================  ===================  ===================  ===================

Diluted earnings per share:
Reported net income . . . . . . . . . . . . .  $              0.11  $              0.17  $              0.48  $              0.41
Goodwill amortization, net of tax . . . . . .                    -                 0.02                    -                 0.05
                                               -------------------  -------------------  -------------------  -------------------
Adjusted net income . . . . . . . . . . . . .  $              0.11  $              0.19  $              0.48  $              0.46
                                               ===================  ===================  ===================  ===================

In accordance with the provisions of Statement 147, the Company has adopted this Statement retroactive to January 1, 2002, with the impact of the restatement on previously issued Form 10Q's as of March 31, 2002 and June 30, 2002 contained below:


                                              For the three   For the three    For the six
                                              months ended     months ended    months ended
                                             March 31, 2002   June 30, 2002   June 30, 2002
                                             --------------   -------------   -------------
                                             (in thousands except Earnings per Share Data)

Reported net income . . . . . . . . . . . .  $           502  $          312  $          814
Add back: goodwill amortization, net of tax               48              48              96
                                             ---------------  --------------  --------------
Restated net income . . . . . . . . . . . .  $           550  $          360  $          910
                                             ===============  ==============  ==============

Basic earnings per share:
Reported net income . . . . . . . . . . . .  $          0.20  $         0.12  $         0.32
Goodwill amortization, net of tax . . . . .             0.02            0.02            0.04
                                             ---------------  --------------  --------------
Restated net income . . . . . . . . . . . .  $          0.22  $         0.14  $         0.36
                                             ===============  ==============  ==============

Diluted earnings per share:
Reported net income . . . . . . . . . . . .  $          0.19  $         0.12  $         0.31
Goodwill amortization, net of tax . . . . .             0.02            0.02            0.04
                                             ---------------  --------------  --------------
Restated net income . . . . . . . . . . . .  $          0.21  $         0.14  $         0.35
                                             ===============  ==============  ==============

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

GENERAL

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc., Pathfinder Bank, Pathfinder REIT Inc., Whispering Oaks Development Corp and Pathfinder Statutory Trust I. At September 30, 2002, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank and Pathfinder Statutory Trust I. Pathfinder Bank owns Pathfinder REIT, Inc. and Whispering Oaks Development Corp. At September 30, 2002, 1,583,239 shares, or 60.8%, of the Company's common stock was held by Pathfinder Bancorp, MHC, the Company's mutual holding company parent and 1,019,274 shares, or 39.2%, was held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits, borrowed funds and the interest paid on the trust preferred obligation. The Company's net income also is affected by its provision for loan losses, as well as by the amount of non interest income, including income from fees and service charges, net gains and losses on sales of securities, and non interest expense such as employee compensation and benefits, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

On October 1, 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Statement 147 changes how the Company accounts for goodwill arising from branch acquisitions. Under previous FASB rulings, the goodwill arising from branch acquisitions was classified as an "unidentifiable intangible asset" and therefore subject to amortization. Statement 147 now classifies this intangible as goodwill. In accordance with the provisions of Statement 147, previously issued statements will be restated to remove the amortization expense recorded on the goodwill since January 1, 2002. Current FASB guidelines require goodwill not be amortized, but carried on a company's books as an asset and reviewed periodically for impairment.

As of September 30, 2002, no impairment adjustment has been made to goodwill. The impact of the pronouncement on the financial statements is as follows:




                                                  For the three        For the three        For the nine         For the nine
                                                  months ended         months ended         months ended         months ended
                                               September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                                               -------------------  -------------------  -------------------  -------------------
                                                                   (in thousands except Earnings per Share Data)

Reported net income . . . . . . . . . . . . .  $               349  $               443  $             1,266  $             1,066
Add back: goodwill amortization, net of tax .                    -                   48                    -                  144
                                               -------------------  -------------------  -------------------  -------------------
Adjusted net income . . . . . . . . . . . . .  $               349  $               491  $             1,266  $             1,210
                                               ===================  ===================  ===================  ===================

Basic earnings per share:
Reported net income . . . . . . . . . . . . .  $              0.11  $              0.17  $              0.49  $              0.42
Goodwill amortization, net of tax . . . . . .                    -                 0.02                    -                 0.05
                                               -------------------  -------------------  -------------------  -------------------
Adjusted net income . . . . . . . . . . . . .  $              0.11  $              0.19  $              0.49  $              0.47
                                               ===================  ===================  ===================  ===================

Diluted earnings per share:
Reported net income . . . . . . . . . . . . .  $              0.11  $              0.17  $              0.48  $              0.41
Goodwill amortization, net of tax . . . . . .                    -                 0.02                    -                 0.05
                                               -------------------  -------------------  -------------------  -------------------
Adjusted net income . . . . . . . . . . . . .  $              0.11  $              0.19  $              0.48  $              0.46
                                               ===================  ===================  ===================  ===================

In accordance with the provisions of Statement 147, the Company has adopted this Statement retroactive to January 1, 2002, with the impact of the restatement on previously issued Form 10Q's as of March 31, 2002 and June 30, 2002 contained below:


                                              For the three   For the three    For the six
                                              months ended     months ended    months ended
                                             March 31, 2002   June 30, 2002   June 30, 2002
                                             --------------   -------------   -------------
                                             (in thousands except Earnings per Share Data)

Reported net income . . . . . . . . . . . .  $           502  $          312  $          814
Add back: goodwill amortization, net of tax               48              48              96
                                             ---------------  --------------  --------------
Restated net income . . . . . . . . . . . .  $           550  $          360  $          910
                                             ===============  ==============  ==============

Basic earnings per share:
Reported net income . . . . . . . . . . . .  $          0.20  $         0.12  $         0.32
Goodwill amortization, net of tax . . . . .             0.02            0.02            0.04
                                             ---------------  --------------  --------------
Restated net income . . . . . . . . . . . .  $          0.22  $         0.14  $         0.36
                                             ===============  ==============  ==============

Diluted earnings per share:
Reported net income . . . . . . . . . . . .  $          0.19  $         0.12  $         0.31
Goodwill amortization, net of tax . . . . .             0.02            0.02            0.04
                                             ---------------  --------------  --------------
Restated net income . . . . . . . . . . . .  $          0.21  $         0.14  $         0.35
                                             ===============  ==============  ==============

The following discussion reviews the financial condition at September 30, 2002 and the results of operations of the Company for the three months and nine months ended September 30, 2002 and September 30, 2001.


Financial  Condition

Assets
------

Total assets increased approximately $13.7 million, or 5.6%, to $258.2 million at September 30, 2002 from $244.5 million at December 31, 2001. The increase in total assets is primarily attributable to a $5.2 million increase in cash and cash equivalents, an $8.7 million increase in net loans receivable, a $788,000 increase in other real estate and an $893,000 increase in other assets, partially offset by a decrease of $1.8 million in mortgage loans held-for-sale. The increase in net loans receivable is primarily due to a $7.6 million increase in residential real estate loans, a $1.5 million increase in commercial real estate and commercial loans, partially offset by a $400,000 decrease in consumer loans. The increase in loans was principally funded by an increase of $10.2 million in deposits and proceeds from amortization, maturities, and sales of investment securities.

Liabilities
-----------

Total liabilities increased by $12.6 million, or 5.7%, to $235.0 million at September 30, 2002 from $222.4 million at December 31, 2001. The increase is primarily attributable to a $10.2 million, or 6.0%, increase in deposits, and the issuance of $5.0 million of subordinated debt securities, issued in connection with the Company's participation in a trust preferred pooled transaction. The subordinated debt securities and corresponding trust preferred securities have a term of thirty years and have an adjustable rate of interest indexed to the three-month LIBOR plus 3.45%. Under applicable regulatory guidelines, the debt instrument from the sale of trust preferred securities qualifies as capital for regulatory purposes. These increases were partially offset by a $2.8 million, or 5.7%, decrease in borrowed funds. The increase in deposits was primarily attributable to an increase in interest bearing deposits. The increase in interest bearing deposits was comprised of a $7.9 million increase in money management accounts, a $4.0 million increase in time deposits, partially offset by a $1.7 million decrease in NOW accounts. The increase in deposit accounts is primarily due to the Company's active efforts in sales training and relationship building during a period when consumers are seeking the safety and relatively stable returns of bank deposits.

Liquidity  and  Capital  Resources
----------------------------------

Shareholders' equity increased $1.0 million, or 4.7%, to $23.2 million at September 30, 2002 from $22.2 million at December 31, 2001. The increase in shareholders' equity is primarily the result of a $921,000 increase in retained earnings. The increase in retained earnings is a result of net income of $1.3 million, offset by dividends declared of $346,000 during the first nine months of 2002.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, see the Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans and loan commitments. At the quarter ended September 30, 2002, the Company has $20.0 million in outstanding commitments to extend credit and management believes the Company has the ability to meet these outstanding credit commitments. The Company adjusts liquidity as appropriate to meet its assets and liability management objectives.

Results  of  Operations
-----------------------

The Company recorded net income of approximately $349,000 for the three months ended September 30, 2002, as compared to $443,000 for the same period during 2001. The decrease in net income of $94,000, or 21.3%, for the three months ended September 30, 2002, was primarily the result of a $100,000 increase in the provision for loan losses and a $223,000, or 13.2%, increase in other operating expenses, partially offset by an increase in net interest income of $173,000, or 8.8%, and in other income of $38,000, or 11.5% and a $17,000, or 12.4%, decrease in the provision for income taxes.

For the nine months ended September 30, 2002, the Company recorded net income of $1.3 million, as compared to $1.1 million for the same period in the prior year. The increase in the year to date earnings reflects an increase in net interest income of $814,000 and an increase in other income of $473,000, partially offset by an increase in the provision for loan losses of $629,000, an increase in operating expenses of $396,000, and an increase in the provision for income taxes of $61,000. Net income for the six months ending June 30, 2002 has been restated to remove $96,000 of goodwill amortization, net of taxes, in accordance with the adoption of Statement of Financial Accounting Standards No. 147.

Annualized return on average assets and return on average shareholders' equity were 0.54% and 6.02%, respectively, for the three months ended September 30, 2002 compared to 0.75% and 7.99% for the third quarter of 2001. Earnings per share - basic was $.11 for the third quarter of 2002 compared to $.17 for the same period in 2001. For the nine months ended September 30, 2002, the same performance measurements were 0.68% and 7.32%, as compared to 0.60% and 6.58% for the same period in the prior year. Earnings per share-basic for the nine months ended September 30, 2002 was $.49 compared to $.42 for the same period in 2001.

Interest  Income
----------------

Three  month  period

Interest income, on a tax equivalent basis, totaled $3.9 million for the quarter ended September 30, 2002, as compared to $4.1 million for the quarter ended September 30, 2001, a decrease of $154,000, or 3.8%. Interest income was affected by a decrease in the tax equivalent yield on average interest-earning assets to 6.55% from 7.52% in the prior period, offset by an increase in the average balance of interest-earning assets to $240.8 million for the three months ended September 30, 2002 from $218.1 million in the prior year period. The decrease in the tax equivalent yield was a result of a lower interest rate environment during the third quarter of 2002 as compared to the same quarter in 2001. The yield decrease was mitigated by increased originations of residential and commercial real estate loans.

Interest income on loans receivable increased $58,000, or 1.9%, to $3.2 million for the three months ended September 30, 2002 as compared to the same period in the prior year. The increase in interest income on loans resulted from an increase in the average balance of loans receivable of $20.4 million, or 13.1% to $176.6 million at September 30, 2002, from $156.2 million at September 30, 2001, partially offset by a decrease in the average yield on loans receivable to 7.23% from 8.03%.

Interest income on mortgage-backed securities decreased by $100,000, or 32.6%, to $209,000 for the three months ended September 30, 2002, from $309,000 for the three months ended September 30, 2001. The decrease in interest income on mortgage-backed securities resulted generally from a reduction in the average balance on mortgage-backed securities of $4.7 million and a decrease in the average yield on mortgage-backed securities to 5.67% from 6.36%.

Interest income on investment securities, on a tax equivalent basis, decreased $139,000, or 22.3%, for the three months ended September 30, 2002 to $484,000 from $623,000 for the same period in 2001. The decrease resulted primarily from a decrease in the average balance of investment securities, of $3.2 million, combined with a decrease in the tax equivalent yield of investment securities to 5.43% from 6.42%. The decrease in the average balance of investment securities resulted from the proceeds from calls and maturities of investments primarily being utilized to fund the Company's loan portfolio growth.

Nine  Month  Period

Interest income, on a tax equivalent basis, totaled $11.9 million for the nine months ended September 30, 2002, as compared to $12.4 million for the same period in 2001, a decrease of $473,000, or 3.8%. The decrease resulted primarily from a decrease in the tax-equivalent yield on interest-earning assets to 6.82% from 7.63%, partially offset by an increase in the average balance of interest-earning assets of $16.7 million, or 7.7%, to $232.8 million from $216.1 million.

For the nine months ended September 30, 2002, interest income on loans receivable increased $340,000, or 3.6%, as compared to the same period in the prior year. Average loans receivable increased $22.9 million while the yield on average loans receivable decreased to 7.35% from 8.15%.

For the nine months ended September 30, 2002 and 2001, interest income on mortgage-backed securities was $683,000 and $1.0 million, respectively, a decrease of $323,000, or 32.1%. The decrease resulted primarily from a decrease in the average balance of mortgage-backed securities of $5.1 million, or 24.7%, combined with a decrease in the average yield on mortgage-backed securities to 5.81% from 6.45%. The decrease in the average balance of mortgage backed securities reflects the increase in prepayments experienced during the first nine months of 2002 in response to the declining interest rate environment. The proceeds were utilized to fund the Company's loan growth.

For the nine months ended September 30, 2002, tax equivalent interest income on investment securities decreased $509,000, or 26.0%, to $1.5 million compared to $2.0 million for the same period in 2001. The decrease resulted primarily from a decrease in the average balance of investment securities of $5.0 million and a decrease in the tax equivalent yield on investment securities to 5.49% from 6.50%.

Interest  Expense
-----------------

Three  Month  Period

Interest expense for the quarter ended September 30, 2002 decreased by approximately $329,000, or 15.7%, to $1.8 million from $2.1 million when compared to the same quarter for 2001. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest bearing deposits to 2.72% from 3.91% and the decrease in the average cost of borrowed funds to 4.60% from 5.10%. These decreases were partially offset by an increase of $9.8 million in the average balance of interest bearing deposits, a $5.1 million increase in the average balance of borrowed funds and a $5.0 million increase of trust preferred debt.

Nine  Month  Period

For the nine months ended September 30, 2002, interest expense decreased $1.3 million, or 19.7%, when compared to the first nine months of 2001. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest bearing deposits to 2.90% from 4.08% and the decrease in the average cost of borrowed funds to 4.48% from 5.56%. These decreases were partially offset by an increase of $6.9 million, or 4.42%, in the average balance of interest earning deposits, a $6.4 million increase in the average balance of borrowed funds and a $1.8 million increase in the average balance of trust preferred debt.

Net  Interest  Income
---------------------

Net interest income increased $175,000, or 8.7%, to $2.2 million, on a tax equivalent basis, for the quarter ended September 30, 2002, when compared to the same period in the prior year.

For the nine months ended September 30, 2002, net interest income increased $826,000, or 14.3%, when compared to the same period in the prior year.

Net interest margin for the quarter ended September 30, 2002 decreased to 3.62% from 3.67% when compared to the same period in the prior year. For the nine months ended September 30, 2002, net interest margin increased to 3.79% from 3.57%. The increase in the net interest margin is the result of an increase in net interest income, on a tax equivalent basis, partially offset by the increase in the average balance of interest earning assets for the periods presented.

Provision  for  Loan  Losses
----------------------------

The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss reserves are based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends, and current economic conditions, as well as standards applied by the Federal Deposit Insurance Corporation. The Company established a provision for loan losses for the three months ended September 30, 2002 of $138,000, as compared to a provision of $39,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the provision for loan losses was $1.2 million as compared to $579,000 for the same period in 2001. In the prior quarter, the Company took actions to increase reserves to recognize the deterioration in credit quality of two significant lending relationships. During the third quarter of 2002, the Company foreclosed on the assets of one of these borrowers, charging off $598,000 of the loan balance and transferring the net realizable value of the assets to other real estate owned. The Company's allowance for loan losses to non-performing loans ratio improved to 99.82% at September 30, 2002 as compared to 61.15% at June 30, 2002. Similar improvement was noted when comparing the ratio of non-performing loans to total loans of 0.95% at September 30, 2002 to the June 30, 2002 ratio of 2.01%. The Company had non-performing loans of $1.7 million at September 30, 2002.

Other  Income
-------------

The Company's non-interest income is principally comprised of fees on deposit accounts and transactions, loan servicing, commissions, and net securities gains and losses. Non-interest income, net of gains and losses from the sale of securities, loans, and other real estate, decreased $4,000, or 1.1%, for the quarter ended September 30, 2002, as compared to the same period in the prior year. The decrease in non-interest income is primarily attributable to a $25,000 decrease in other charges, commissions and fees, and an $18,000 decrease in the value of bank owned life insurance. These decreases were partially offset by increases of $19,000 and $20,000 in service charges on deposit accounts and loan servicing fees, respectively. Gains and losses on the sale of securities, loans and other real estate increased $42,000 for the quarter ended September 30, 2002 compared to the same period in the prior year.

For the nine months ended September 30, 2002, non-interest income increased $473,000, or 33.4%, compared to the same period in 2001. Non-interest income, net of gains and losses from the sale of securities, loans and other real estate, increased $148,000, or 15.0%, for the nine months ended September 30, 2002 as compared to September 30, 2001. Gains and losses on the sale of securities, loans and other real estate increased $325,000 for the period ending September 30, 2002 as compared to the same period in 2001.

Other  Expense
--------------

Non-interest expense increased $223,000, or 13.2%, to $1.9 million for the quarter ended September 30, 2002, when compared to the same period in the prior year. The increase in operating expense was due to a $247,000, or 32.8%, increase in salary expenses, a $50,000, or 16.3%, increase in other expenses and a $19,000, or 11.5%, increase in professional and other services. The increase in salary expense was primarily the result of the creation of two new officer positions, a 15% increase in customer service representatives' hourly rate combined with an increase in their hours worked associated with the extension of the Bank's business hours. In addition, other employee benefits increased $62,000 as a result of increases in insurance premiums and pension expense. These increases were partially offset by decreases in amortization of goodwill, data processing and building occupancy of $79,000, $8,000 and $6,000, respectively. The decrease in the amortization of goodwill is the result of the adoption of FASB Statement No. 147.

For the nine months ending September 30, 2002, operating expenses increased $396,000, or 7.8%, to $5.5 million from $5.1 million for the same period in 2001. The increase in operating expenses was the result of a $494,000, or 22.1%, increase in salary expenses, a $114,000, or 12.5%, increase in other expenses, a $70,000, or 13.2%, increase in professional services and a $19,000, or 3.4%, increase in data processing expenses. These expenses were offset by a reduction of $237,000, or 100.0%, in amortization of goodwill resulting from the adoption of FASB Statement No. 147 and a $64,000, or 10.3%, in building occupancy charges.

Income  Taxes
-------------

The Company's effective income rate was 25.7% for the quarter ended September 30, 2002 as compared to $23.7% for the same period in 2001.

For the nine months ended September 30, 2002, the Company's effective tax rate was 26.3% compared to 26.9% for the nine months ended September 30, 2001.

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

The Company does not generally maintain in its portfolio fixed interest rate loans with terms exceeding 20 years. However, beginning the fourth quarter of 2002, 30-year fixed rate mortgages meeting a minimum credit score rating will be held in portfolio. The Company will hold qualifying 30-year fixed rate mortgages up to a maximum level of 5% of the total loan portfolio. 30-year fixed rate loans that do not meet the minimum credit standard or exceed 5% of the loan portfolio will be held for sale into the secondary market. The Company manages interest rate and credit risk associated on the mortgage loans held for sale and outstanding loan commitments through utilization of forward sale commitments of mortgage-backed securities for the purpose of passing along these risks to acceptable third parties. Management generally enters into forward sale commitments to minimize the exposure to longer term fixed rate mortgages in mortgage loans held for sale and mortgage commitments where interest rate locks have been granted. The fair value of forward sale commitments was not material at September 30, 2002. To manage interest rate risk within the portfolio, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate. Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter-term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease, the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding and have demonstrated historically a low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core deposits, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has, on occasion, offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term. The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, three year/one year and five year/one year ARM loans (mortgage loans which are fixed rate for the first three or five years and adjustable annually thereafter), and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities.

The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on its GAP position, net interest income, and the market value of portfolio equity (net portfolio value) to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings. The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range; rather the Board of Directors has set parameters of percentage change by which net interest margin and the net portfolio value are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

Management anticipates that the Company's net interest margin ratio for the last quarter of 2002 and the first two quarters of 2003, will decrease as the Company invests, into the current interest rate environment, the cash proceeds associated with the trust preferred security issuance and the deposits received from the Cayuga Bank branch acquisition.

GAP ANALYSIS. At September 30, 2002, the total interest-earning assets maturing or repricing within one year exceeded total maturing or repricing interest-bearing liabilities in the same period by $2.0 million, representing a cumulative one-year gap ratio of a positive 0.78%.

CHANGES IN NET INTEREST INCOME AND NET PORTFOLIO VALUE. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes September 30, 2002 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.


CHANGE  IN  INTEREST  RATES
     INCREASE(DECREASE)
      BASIS  POINTS      NET  INTEREST  INCOME    NET  PORTFOLIO  VALUE
      (RATE  SHOCK)       PERCENTAGE  CHANGE        PERCENTAGE  CHANGE
----------------------     -------------------     ------------------

  300. . . . . . .             - 7.61%                  - 15.85%
  200. . . . . .               - 4.59%                   - 9.37%
  100. . . . . . .             - 2.02%                    -3.44%
    Base Case
(100). . . . . . .             - 2.24%                    -4.90%
(200). . . . . . .             - 3.87%                    -9.76%
(300). . . . . . .             - 6.81%                   -12.89%

The negative percentage change from the base case in the downward interest rate scenario is the result of deposit product interest rate floors incorporated into the modeling, causing the assets to continue to reprice downward while the cost of funds remains relatively stable.

ITEM  4  -  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.   The  Company's  Chief
Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities
Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

CHANGES IN INTERNAL CONTROLS. There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART  II  -  OTHER  INFORMATION
-------------------------------

LEGAL  PROCEEDINGS
------------------

From time to time, the Company is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions individually or in the aggregate is believed to be material to the financial condition of the Company

On November 28, 2001, the Company and its Board of Directors were named as defendants in Jewelcor Management, Inc. ("Jewelcor") v. Pathfinder Bancorp,
                ----------------------------------------------------------------
Inc.,  et  al.  This  action  was  filed  in  the  United States District Court,
    ---------
Northern  District.  In  its  complaint,  Jewelcor  alleges  that  the Company's
    ---
directors  breached their fiduciary duties to the Company by failing to consider
    --
an offer from Fulton Savings Bank for the sale of the Company. Jewelcor is seeking damages in excess of $1 million, punitive damages in excess of $10 million and equitable relief. Management and the Board of Directors of the Company have carefully reviewed Jewelcor's complaint and believes that it is without merit. The Company has filed a motion to dismiss the complaint. Oral arguments for the motion to dismiss were heard on April 5, 2002 before the United States District Court for the Northern District of New York. No decision on the motion has been rendered at this date.

CHANGES  IN  SECURITIES
-----------------------

Not  applicable

DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------

Not  applicable

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------

Not  applicable

OTHER  INFORMATION
------------------

On September 17, 2002 the Board of Directors declared a $.08 cash dividend to shareholders of record as of September 30, 2002, payable on October 15, 2002.

EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------

(a)  The  following  exhibits  are  filed  herewith:
Exhibit 99.1 - Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K
None

                                   SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PATHFINDER BANCORP, INC.
                            ------------------------


Date:  November  13,  2002             /s/  Thomas  W.  Schneider
      ----------------------          --------------------------------------
                                         Thomas  W.  Schneider
                                         President,  Chief  Executive Officer


Date:  November  13,  2002            /s/  James  A.  Dowd
       ---------------------          -------------------------------------
                                      James  A.  Dowd
                                      Vice  President, Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I,  Thomas  W.  Schneider,  President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  13,  2002               /s/Thomas  W.  Schneider
-------------------               ------------------------------------------
Date                               President  and  Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I,  James  A.  Dowd,  Vice  President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  13,  2002          /s/  James  A.  Dowd
-------------------          ------------------------------------------------
Date                          Vice  President  and  Chief  Financial  Officer

23



                                   SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            PATHFINDER BANCORP, INC.
                            ------------------------



Date:  November  13,  2002      /s/  Thomas  W.  Schneider
       -------------------      --------------------------
     Thomas  W.  Schneider
     President,  Chief  Executive  Officer


Date:  November  13,  2002     /s/  James  A.  Dowd
       -------------------     --------------------
     James  A.  Dowd
     Vice  President,  Chief  Financial  Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I,  Thomas  W.  Schneider,  President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November  13,  2002               /s/Thomas  W.  Schneider
-------------------               ------------------------
Date                         President  and  Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I,  James  A.  Dowd,  Vice  President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




November  13,  2002     /s/  James  A.  Dowd
-------------------     --------------------
Date     Vice  President  and  Chief  Financial  Officer

                                                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





Thomas W. Schneider, President and Chief Executive Officer and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2002 and that to the best of his knowledge:


(1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.



  November  13,  2002           /s/  Thomas  W.  Schneider
----------------------          ------------------------------------------
 Date                            President  and  Chief  Executive  Officer


 November  13,  2002               /s/  James  A.  Dowd
--------------------             -----------------------------------------------
 Date                            Vice  President  and  Chief  Financial  Officer