Form 10-K
period 2002-12-31
PATHFINDER BANCORP INC
filed 2003-03-28
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the transaction period from ___________________ to ______________________


                        Commission File Number: 000-23601

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


                          Federal. . . . . . . . . . . . . .                  16-1540137
-------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification Number)


  214 West First Street, Oswego, NY. . . . .                                    13126
-------------------------------------------------------------------------------------------------------
Address of Principal Executive Office). . . .                               (Zip Code)

                                    (315) 343-0057
                                    --------------
                         (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  [X]  NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES     NO [X]

   As of March 18, 2003, there were 2,914,669 shares issued and 2,441,882 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 18, 2003 ($14.35) was $12,321,517.

    The Form 10-K contains 38 pages. The Exhibit Index is located on page 38.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Parts II and IV).
2.   Proxy Statement for the 2002 Annual Meeting of Stockholders (Parts I and
     III).

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL

PATHFINDER BANCORP, INC.

     Pathfinder Bancorp, Inc. (the "Company") is a Federal corporation. On July 19, 2001, the Company completed its conversion from a Delaware chartered company to a federal charter. As a result of the charter conversion the Company's chartering authority and primary federal regulator is the Office of Thrift Supervision. References to the Company include the Company before or after the charter conversion. The only business of the Company is its investment in Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust 1. The Company is majority owned by Pathfinder Bancorp, MHC, a Federal-chartered mutual holding company (the "Mutual Holding Company"). On December 30, 1997 the Company acquired all of the issued and outstanding common stock of the Bank in connection with the Bank's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of outstanding Bank common stock was automatically converted into one share of Company common stock, par value $.10 per share (the "Common Stock"). At February 28, 2003, the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 1,027,257 shares of Common Stock (the "Minority Shareholders").

     On June 26, 2002, the Company formed a wholly owned subsidiary, Pathfinder Statutory Trust I, a Connecticut business trust. The trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and qualify as Tier 1 capital by the Federal Deposit Insurance Company and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3 month LIBOR plus 3.45% with a five year call provision. These securities are guaranteed by the Company.

     The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

PATHFINDER BANK

     The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has six full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 2002, the Bank had total assets of $279.1 million, total deposits of $204.5 million, and shareholders' equity of $23.2 million.

     On October 25, 2002, Pathfinder Bank completed the purchase of assets and the assumption of non-municipal deposits of the Lacona, New York branch of Cayuga Bank (the "Branch Acquisition"). In addition, Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area and it assumed the municipal deposit liabilities acquired as part of the Branch Acquisition. The transaction included approximately $26.4 million in deposits, $2.3 million in loans and $430,000 in vault cash and facilities and equipment. The acquisition reflects a premium on deposit liabilities assumed of approximately $2.4 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 2002, $167.0 million, or 91.4% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $123.2 million, or 73.8 %, were loans secured by one- to four-family residences,

$31.7 million, or 19.0%, were secured by commercial real estate and $973,000, or ..5%, were secured by multi-family properties. Additionally, $11.2 million, or
6.7 %, of total real estate loans, were secured by second liens on residential properties that are classified in consumer loans. The Bank also originates commercial and consumer loans that totaled $13.2 and $3.9 million, respectively, or 9.4%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

     The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

     In April 1999, the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2002 Pathfinder REIT, Inc. held $27.8 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loan and investments that are held by Pathfinder REIT, Inc.

MARKET AREA AND COMPETITION

     The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego. The major manufacturing employers in the Bank's market area are National Grid, Alcan, Constellation, NRG and Huhtamaki. The Bank is the second largest financial institution headquartered in Oswego County. However, the Bank encounters competition from a variety of sources. The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas.

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

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio primarily consists of one-to-four family mortgage loans secured by residential and investment properties, as well as mortgage loans secured by multi-family residences and commercial real estate. To a lesser extent the Bank's loan portfolio also includes consumer and business loans. The Bank generally originates loans for retention in its portfolio and for sale in the secondary market. During 2002, the Bank sold approximately $19.4 million of loans in the secondary market. The loan sales resulted in approximately $152,000 in capitalized servicing rights. At December 31, 2002, $3.6 million, or 3.0%, of the Bank's total one-to-four family real estate portfolio consisted of loans held for sale. In recent years, the Bank has not purchased loans originated by other lenders.

     ANALYSIS OF LOAN PORTFOLIO. The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                               Years  Ended  December  31,
-----------------------------------------------------------------------------------------
                                         2002              2001             2000
                                   Amount  Percent    Amount Percent    Amount  Percent
------------------------------------------------------------------------------------------
                                               (Dollars  in  Thousands)
Real estate loans:
 First mortgage loans/(1)//(3)/. ..$155,835    85.3%  $141,710    84.8%  $124,636    83.6%
 Second mortgage loans/(2)/. . .     11,151     6.1      9,262     5.5      9,978     6.7
------------------------------------------------------------------------------------------
  Total real estate loans . . . .   166,986    91.4    150,972    90.3    134,614    90.3
------------------------------------------------------------------------------------------
Commercial and consumer loans:
 Consumer. . . . . . . . . . . .      3,917     2.2      3,353     2.0      3,009     2.0
 Lease financing . . . . . . . .        431     0.2        244     0.2        237     0.2
 Commercial business loans . . .     12,765     7.0     14,113     8.4     12,636     8.5
------------------------------------------------------------------------------------------
  Total commercial and
   consumer loans. . . . . . . . .   17,113     9.4     17,710    10.6     15,882    10.7
------------------------------------------------------------------------------------------
  Total loans receivable. . . . .   184,099   100.8    168,682   100.9    150,496   101.0
Less:
 Unearned premium and
  origination costs/(fees). . . .         -       -         38       -       (120)   (0.1)
 Allowance for loan losses . . .     (1,481)   (0.8)    (1,679)   (0.9)    (1,274)   (0.9)
------------------------------------------------------------------------------------------
Total loans receivable, net . .    $182,618   100.0%  $167,041   100.0%  $149,102   100.0%
==========================================================================================

                                            1999                 1998
---------------------------------------------------------------------------
                                      Amount    Percent    Amount   Percent
===========================================================================
Real  estate  loans:
 First  mortgage  loans            $110,374      84.4%  $109,372      85.3%
 Second  mortgage  loans              9,492       7.3      9,631       7.5
 ---------------------------------------------------------------------------
  Total  real  estate  loans        119,866      91.7    119,003      92.8
---------------------------------------------------------------------------
Commercial  and  consumer  loans:
 Consumer                             3,494       2.7      4,085       3.2
 Lease  financing                       278       0.2        350       0.3
 Commercial  business  loans          8,357       6.4      5,900       4.6
---------------------------------------------------------------------------
  Total  commercial  and
   consumer  loans                   12,129       9.3     10,335       8.1
 ---------------------------------------------------------------------------
 Total  loans  receivable           131,995     101.0    129,338     100.9
Less:
 Unearned  premium  and
  origination  costs/(fees)             (84)     (0.1)      (199)     (0.2)
 Allowance  for  loan  losses        (1,150)      0.9)      (939)     (0.7)
---------------------------------------------------------------------------
Total  loans  receivable,  net     $130,761     100.0%  $128,200     100.0%
===========================================================================

/(1)/Includes $123.2 million, $31.7 million and $973,000 thousand of one- to four-family residential loans, commercial real estate and multi-family loans, respectively, at December 31, 2002.
/(2)/Includes $4.4 million and $6.7 million of home equity line of credit loans and home equity fixed rate, fixed term loans, respectively at December 31, 2002.
/(3)/Includes $3.6 million of mortgage loans held-for-sale at December 31, 2002.

     LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                              One    Three     Five
                                          Through  Through  Through
                                  Within    Three     Five      Ten
                                One Year    Years    Years    Years
---------------------------------------------------------------------
                                            (In Thousands)
Real estate loans:
 First mortgage loans . . . . . $  32,455  $19,494  $27,451  $13,955
 Second mortgage loans. . . . .     4,478      454    1,096    3,560
 Commercial and consumer loans.    11,403    1,488    2,722    1,196
---------------------------------------------------------------------
Total loans. . . . . . . . . .  $  48,336  $21,436  $31,269  $18,711
=====================================================================

                                  Ten
                              Through    Beyond
                               Twenty    Twenty
                                Years     Years     Total
----------------------------------------------------------
Real estate loans:
 First mortgage loans. . . . . $48,005  $14,475  $155,835
 Second mortgage loans . . . .   1,563        0    11,151
 Commercial and consumer loans     304        0    17,113
----------------------------------------------------------
Total loans . . . . . . . . .  $49,872  $14,475  $184,099
==========================================================

     The following table sets forth at December 31, 2002, the dollar amount of all fixed rate and adjustable rate loans due or repricing after December 31, 2003:

                                 Fixed    Adjustable    Total
----------------------------------------------------------------
                                        (In Thousands)
Real estate loans:
 First mortgage loans . . . . .  $ 95,559  $    27,820  $123,379
 Second mortgage loans. . . . .     6,673            -     6,673
 Commercial and consumer loans.     5,712            -     5,712
----------------------------------------------------------------
Total loans. . . . . . . . . .   $107,944  $    27,820  $135,764
================================================================

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. A portion of one- to four-family mortgage loans originated by the Bank are secured by non-owner occupied homes which are primarily used to furnish housing to students attending the SUNY College at Oswego. The Bank generally retains in its portfolio all ARM loans that it originates. However, the Bank generally underwrites its loans so as to be eligible for resale in the secondary mortgage market. At December 31, 2002, approximately 76.7% of the Bank's one- to four-family residential real estate loans were secured by owner-occupied properties.

     Fixed-rate one- to four-family residential mortgage loans originated by the Bank are originated with terms of up to 30 years (although fixed rate loans held in portfolio are generally limited to terms of 20 years or less), amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates. An origination fee of up to 1% is charged on fixed-rate mortgage loans. As a result of the low interest rate environment that has existed in recent years, many of the Bank's borrowers have refinanced their mortgage loans with the Bank at lower interest rates. During years ended December 31, 2002 and 2001, 60.3% and 72.0%, respectively, of the Bank's one-to-four-family mortgage loan originations consisted of fixed-rate loan.

     The Bank also originates ARM loans which serve to reduce interest rate risk. The Bank currently originates 3/1 ARM and 5/1 ARM loans; mortgage loans in which the interest rate is fixed for the first three or five years and adjusts annually thereafter. This loan product typically is originated with terms up to 30 years. ARM loans are originated with terms ranging from 5 to 30 years. ARM loans originated by the Bank provide for maximum periodic interest rate adjustment of 2 percent per year and an overall maximum interest rate increase which is determined at the time the loan is originated. However, ARM loans may not adjust to a level below the initial rate. ARMs may be offered at an initial rate below the prevailing market rate. The Bank's one- to four-family ARM loan originations totaled $6.9 million, $9.1 million, and $2.0 million, during the years 2002, 2001 and 2000, respectively. The Bank requires that borrowers qualify for ARM loans based upon the loan's fully indexed rate.

     At December 31, 2002, $58.5 million, or 49.2 %, of the Bank's one- to four-family loan portfolio consisted of ARM loans. ARM loans generally pose a credit risk in that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

     The Bank also originates loans to finance the construction of one- to four-family owner-occupied residences. Funds are disbursed as construction progresses. Loans to finance one- to four-family construction typically provide for a six-month construction phase during which interest accrues and which is deducted from the funds disbursed. Upon completion of the construction phase the loan automatically converts to permanent financing. At December 31, 2002, the Bank held $4.4 million of one- to four-family construction loans.

     The Bank's lending policies require private mortgage insurance for loan to value ratios in excess of 80%.

     COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $31.7 million, or 17.2%, of the Bank's total loan portfolio at December 31, 2002. At December 31, 2002, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At December 31, 2002, the Bank's commercial real estate loans had an average principal balance of $173,000. At that date, the largest commercial real estate loan had a principal balance of $1.3 million, and was secured by five retail business properties located in Oswego County. This loan is currently performing in accordance with its original terms. Commercial real estate loans are generally offered with adjustable interest rates tied to a market index which currently is the adjusted six month moving average of the six month Treasury bill auction discount rate, with an overall interest rate cap which is determined at the time the loan is originated. Commercial real estate loans may not adjust to a level below the initial rate. The Bank generally offers commercial real estate loans with from one to five year adjustment periods. The Bank generally makes commercial real estate loans up to 75% of the appraised value of the property securing the loan. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Bank generally are underwritten to mature between 5 and 20 years with an amortization schedule of between 10 and 30 years. The Bank has in the past sold loan participations to other financial institutions and expects to do so in the future as opportunities arise.

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

     MULTI-FAMILY REAL ESTATE LOANS. Loans secured by multi-family real estate (real estate containing five or more dwellings) constituted approximately $973,000, or .5%, of the Bank's total loan portfolio at December 31, 2002. At December 31, 2002, the Bank had a total of 8 loans secured by multi-family real estate properties. The Bank's multi-family real estate loans are secured by multi-family rental properties (primarily townhouses and walk-up apartments). At December 31, 2002, substantially all of the Bank's multi-family real estate loans were secured by properties located within the Bank's market area. At December 31, 2002, the Bank's multi-family real estate loans had an average principal balance of approximately $122,000 and the largest multi-family real estate loan had a principal balance of $352,000, and was performing in accordance with its terms. Multi-family real estate loans generally are offered with adjustable interest rates tied to the adjusted six month moving average of the six month Treasury Bill auction discount rate index with an overall interest rate cap which is determined at the time the loan is originated. Multi-family real estate loans may not adjust below the initial rate. Multi-family real estate loans are underwritten to mature between 5 and 20 years, and to amortize over 10 to 30 years. An origination fee of 1% is generally charged on multi-family real estate loans.

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

     SECOND MORTGAGE LOANS. The Bank also offers home equity loans and equity lines of credit collateralized by a second mortgage on the borrower's principal residence. The Bank's home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans of 80%, or up to 90% where the Bank has made the first mortgage loan. At December 31, 2002, the disbursed portion of home equity lines of credit totaled $4.4 million. Home equity lines of credit are offered on an adjustable rate basis with interest rates tied to the prime rate as published in The Wall Street Journal, plus up to 50 basis points and with terms of up to 15 years.

     Home equity loans are fixed rate loans with terms generally up to 10 years, although on occasion the Bank may originate a home equity loan with a term of up to 15 years.

     CONSUMER LOANS. As of December 31, 2002, consumer loans totaled $3.9 million, or 2.1%, of the Bank's total loan portfolio. The principal types of consumer loans offered by the Bank are unsecured personal loans, and loans secured by deposit accounts. Other consumer loans are offered on a fixed rate basis with maturities generally of less than five years.

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

     COMMERCIAL BUSINESS LOANS. The Bank currently offers commercial business loans to businesses in its market area and to deposit account holders. At December 31, 2002, the Bank had commercial business loans outstanding with an aggregate balance of $12.8 million, of which $8.1 million consisted of commercial lines of credit. The average commercial line of credit balance was approximately $80,000. Commercial lines of credit generally have variable rates of interest tied to the prime rate and adjust monthly. The lines of credit are generally collateralized by current assets of the borrower and renewed on an annual basis. The average commercial business loan balance was approximately $39,000. Commercial business loans generally have fixed rates of interest. The loans are generally of short duration with average terms of five years, but which may range up to 15 years. Lease financing arrangements are loans which are secured by pools of leases for medical or dental equipment or leases to finance the acquisition of business equipment.

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

     LOAN ORIGINATIONS, SOLICITATION, PROCESSING, AND COMMITMENTS. Loan originations are derived from a number of sources such as existing customers, developers, walk-in customers, real estate broker referrals, and commissioned mortgage loan originators. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Bank appraises the real estate intended to secure the proposed loan. A loan processor in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Mortgage loans of up to $275,000 may be approved by any designated loan officer; mortgage loans in excess of $325,000 must be approved by the Board of Directors. Commercial loans of up to $50,000 unsecured, or $75,000 (if secured by other than real estate) may be approved by the Bank's President, the Executive Vice President and Senior Commercial Lender. These individuals may join their limits to a total approval amount of $225,000 unsecured, and $325,000 secured. Loans in excess of these limits must be approved by either the entire Board of Directors, or a subcommittee of the Board of Directors. The Board of Directors, at their monthly meeting, will review and verify that management's approvals of loans are made within the scope of management's authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 2002, the Bank had commitments to originate $15.3 million of loans.

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

     ORIGINATION, REPAYMENT AND SALE OF LOANS. The table below shows the Bank's loan origination, repayment and sales activity for the periods indicated.

                                                    Year  Ended  December  31,
--------------------------------------------------------------------------------------------
                                                2002       2001     2000      1999      1998
--------------------------------------------------------------------------------------------
                                                         (In  Thousands)
Loan receivable, beginning of period   . .  $169,538  $150,496  $131,995  $129,338  $122,727
Originations:
 Real estate:
  First mortgage/(1)//(3)  . . . . . . . .    73,778    44,510    30,627    26,987    34,908
  Second mortgage/(2). . . . . . . . . . .     2,645     1,871     2,721     1,408     1,516
 Commercial and consumer loans:
  Consumer loans . . . . . . . . . . . . .     1,697     1,960     1,784     1,299     2,412
  Lease financing. . . . . . . . . . . . .         -         -         -         -         -
  Commercial . . . . . . . . . . . . . . .     3,004     6,003     3,812     5,210     6,849
--------------------------------------------------------------------------------------------
   Total originations  . . . . . . . . . .    81,124    54,344    38,944    34,904    45,685

 Transfer of mortgage loans to
  foreclosed real estate . . . . . . . . .     1,138       348       638        93       563
 Repayments .  . . . . . . . . . . . . . .    45,984    20,979    18,930    26,161    29,969
 Loan sales .  . . . . . . . . . . . . . .    19,441    13,975       875     5,993     8,542
--------------------------------------------------------------------------------------------
  Net loan activity. . . . . . . . . . . .    14,561    19,042    18,501     2,657     6,611
--------------------------------------------------------------------------------------------
Total loans receivable at end of period.    $184,099  $169,538  $150,496  $131,995  $129,338
============================================================================================

____________________________________
/(1)/Includes $10.7 million in commercial real estate loans for the year ended
     December 31, 2002.
/(2)/Includes $2.6 million in home equity loans and a net change of $l.1 million in home equity lines of credit for year ended December 31, 2002. /(3)/Includes $12.1 million of mortgage loans held-for-sale originated during the year ended December 31, 2002.

     LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Bank generally receives loan origination fees. To the extent that loans are originated or acquired for the Bank's portfolio, SFAS 91 requires that the Bank defer loan origination fees and costs and amortize such amounts as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees deferred under SFAS 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 2002, the Bank had $259,000 of net deferred loan origination costs. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand for and availability of money.

     In addition to loan origination fees, the Bank also receives other fees, service charges, and other income that consist primarily of deposit transaction account service charges, late charges and income from REO operations. The Bank recognized fees and service charges of $1.1 million, $934,000 and $853,000, for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

     LOANS-TO-ONE BORROWER. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired net worth on an unsecured basis. If the loan is secured by readily marketable collateral, the bank is allowed to apply an additional amount equal to 10% of unimpaired net worth. At December 31, 2002, the Bank's largest lending relationship totaled $3.8 million and consisted of loans secured by a retail business property and residence. The Bank's second largest lending relationship totaled $3.5 million and consisted of loans secured by commercial retail businesses and residential properties. The Bank's third largest lending relationship totaled $3.2 million and consisted of loans secured by business assets, equipment and real estate. The Bank's fourth largest lending relationship totaled $2.8 million and was secured by retail business property. The Bank's fifth largest lending relationship totaled $1.8 million and consisted of loans secured by retail business property, retail office plaza and one-to four- family residential properties. All of the above loans are also secured by underlying personal guarantees. At December 31, 2002, the aforementioned loans were performing in accordance with their terms with the exception of one credit relationship which was delinquent at December 31, 2002. Subsequent to year end, this credit relationship was modified and is now performing in accordance with those terms.

DELINQUENCIES AND CLASSIFIED ASSETS

     DELINQUENCIES. The Bank's collection procedures provide that when a loan is 15 days past due, a courtesy phone call is made to the borrower. If the delinquency continues, at 35 days a delinquent notice is sent and immediate payment is demanded. If a loan becomes 40 days past due, and no progress has been made in resolving the delinquency, the Bank will send a notice of foreclosure or notice to commence another legal proceeding, if it is not a mortgagee. When a loan continues in a delinquent status for 70 days or more, and a repayment schedule has not been made or kept by the borrower, generally foreclosure proceedings or other appropriate legal actions are initiated to minimize any potential loss.

     NON-PERFORMING ASSETS. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due or less than 90 days, in the event the loan has been referred to the Bank's legal counsel for foreclosure or other colletions. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. At December 31, 2002, the Bank had non-performing assets of $3.1 million, and a ratio of non-performing loans and real estate owned ("REO") of 1.11% total assets. Non-performing assets increased $355,000, or 12.9%, from $2.8 million in 2001.

     Real estate acquired by the Bank as a result of foreclosure or by the deed in lieu of foreclosure is classified as REO until such time as it is sold. These properties are carried at the lower of their recorded amount or estimated fair value less estimated costs to sell the property. REO totaled $1.4 million, $632,000 and $884,000 at December 31, 2002, 2001 and 2000, respectively.

     A component of REO consists of a real estate development project which had a net book value of $297,000 at December 31, 2002. The Bank originally entered into a $570,000 commercial real estate loan in 1988 for the development of 49 single family residences. This loan was made under the "leeway provision" of the New York State Banking Law. Under this provision of the Banking Law the lending relationship was originally structured so that the Bank held title to the property securing the loan subject to the fulfillment of the borrower's obligations under the loan. In 1990, the developer became insolvent, was unable to satisfy the terms of the loan and the Bank assumed control of the project. In 1998, the Bank established a wholly-owned subsidiary, whose sole business is the ownership and final development of the Whispering Oaks real estate subdivision in Baldwinsville, New York. This subsidiary was initially capitalized with $50,000 in cash. It is anticipated that this capitalization, together with interim financing to be provided by the Bank, will be sufficient to complete and liquidate this asset. At December 31, 2002, the Bank had 10 lots remaining to be sold. The proceeds from the sale of the lots are used to reduce the outstanding balance of REO. The Bank believes it will fully recover its investment in this property.

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

                                                              At  December  31,
-------------------------------------------------------------------------------------------------
                                                 2002       2001       2000       1999       1998
-------------------------------------------------------------------------------------------------
                                                         (Dollars  in  Thousands)
Loans delinquent, 90 days or more:
 Real estate loans . . . . . . . . . . .     $  1,483   $  1,576   $  1,594   $  2,284   $  1,298
 Commercial and consumer loans . . . . .          228        543        234        270        534
-------------------------------------------------------------------------------------------------
  Total delinquent loans. . . . . . . . .       1,711      2,119      1,828      2,554      1,832
 Total REO . . . . . . . . . . . . . . .        1,396        632        884        641        742
-------------------------------------------------------------------------------------------------
    Total nonperforming assets/(1)/ . . . .  $  3,107   $  2,751   $  2,712   $  3,195   $  2,574
=================================================================================================
Total loans delinquent 90 days or more
 to total loans receivable/(2)/ . . . . .         0.9%       1.3%       1.2%       2.0%       1.4%
Total loans delinquent 90 days or more
 to total assets . . . . . . . . . . . .          0.6%       0.9%       0.8%       1.2%       0.9%
Total nonperforming assets to total
 assets. . . . . . . . . . . . . .  . .           1.1%       1.1%       1.2%       1.5%       1.3%

Net loans receivable/(3)/. . . . . . . .      182,618    167,041    149,102    130,761    128,200
-------------------------------------------------------------------------------------------------
Total assets. . . . . . . . . . . . . .      $279,055   $244,366   $231,847   $216,324   $203,252
=================================================================================================

________________________________
/(1)/Net of specific valuation allowances.
/(2)/Net of unearned discount, and the allowance for loan losses.
/(3)/Includes $3.6 million of mortgage loans held-for-sale.

      During the year ended December 31, 2002 and 2001, respectively, additional gross interest income of $141,000 and $118,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during the same periods.

     The following table sets forth information with respect to loans past due 30-89 days in the Bank's portfolio at the dates indicated.

                                           At  December  31,
-------------------------------------------------------------------------
                                    2002    2001    2000    1999    1998
-------------------------------------------------------------------------
                                           (In Thousands)
Loans past due 30-89 days:
 Real estate loans. . . . . . .   $2,234  $3,476  $2,493  $1,619  $2,010
 Commercial and consumer loans.    2,156     994     147     161     126
-------------------------------------------------------------------------
  Total past due 30-89 days. . .  $4,390  $4,470  $2,640  $1,780  $2,136
=========================================================================

     The following table sets forth information regarding the Bank's delinquent loans 60 days and greater and REO at December 31, 2002.


                                    At  December  31,  2002
-----------------------------------------------------------
                                         Balance   Number
-----------------------------------------------------------
                                     (Dollars in Thousands)
Residential real estate:
 Loans 60 to 89 days delinquent. . . . .  $    368       6
 Loans more than 90 days delinquent. . .     1,483      24
Consumer and commercial business loans
  60 days or more delinquent. . . . . . .    1,577      22
Real estate owned . . . . . . . . . . .      1,396       7
-----------------------------------------------------------
Total . . . . . . . . . . . . . . . . .   $  4,824      59
===========================================================

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

     The following table sets forth the aggregate amount of the Bank's internally classified assets at the dates indicated.

                                     At  December  31,
------------------------------------------------------------------
                            2002    2001    2000    1999    1998
------------------------------------------------------------------
                                      (In Thousands)
Substandard assets/(1)/.  $2,828  $2,395  $1,770  $2,668  $2,482
Doubtful assets. . . . .      26      30      34     110     103
Loss assets. . . . . . .      70      33      44       7      90
------------------------------------------------------------------
Total classified assets.  $2,924  $2,458  $1,848  $2,785  $2,675
==================================================================

_______________________________
/(1)/Includes $297,000 $297,000, $458,000, $510,000, and $638,000 for a real estate development project classified as REO at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

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

     In accordance with SFAS 114, a loan is considered impaired when each of the following criteria are met: the loan is of a material size, the loan is considered to be non-performing, and a loss is probable. The measurement of impaired loans is generally based upon the present value of expected future cash flows discounted at the historic effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no impaired loans as of December 31, 2002.

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

                                                  At  or  for  the  Period  Ended  December  31,
--------------------------------------------------------------------------------------------------
                                                  2002       2001       2000       1999       1998
--------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Total loans receivable, net. . . . . . . . .  $182,618   $167,041   $149,102   $130,761   $128,200
Average loans outstanding. . . . . . . . . .   177,047    155,653    139,258    130,728    126,931
Allowance balance (at beginning of period) .     1,679      1,274      1,150        939        828
Provision for losses:
 Real estate. . . . . . . . . . . . . . . . .      254        139         65        135         83
 Commercial and consumer loans. . . . . . . .    1,122        569        179        238        298
Charge offs:
 Real estate. . . . . . . . . . . . . . . . .       85        109         40          0        141
 Commercial and consumer loans. . . . . . . .    1,578        256         99        190        140
Recoveries:
 Commercial and consumer loans. . . . . . . .       89         62         19         28         11
--------------------------------------------------------------------------------------------------
Allowance balance (at end of period) . . . .  $  1,481   $  1,679   $  1,274   $  1,150   $    939
==================================================================================================

Allowance for loan losses as a percent of
 net loans receivable at end of period. . . .      0.8%       1.0%       0.9%       0.9%       0.7%
Loans charged off as a percent of average
 loans outstanding. . . . . . . . . . . . . .      0.9%       0.2%       0.1%       0.1%       0.2%
Ratio of allowance for loan losses to total
 nonperforming loans at end of period        .    86.6%      79.2%      69.7%      45.0%      51.3%
Ratio of allowance for loan losses to total
 nonperforming assets at end of period .          47.7%      61.0%      47.0%      36.0%      36.5%

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                              At  December  31,
------------------------------------------------------------------------------------------------------------
                                                 2002                 2001                  2000
------------------------------------------------------------------------------------------------------------
                                                   %  of  Loans           %  of  Loans          %  of  Loans
                                                       In  Each               In  Each              In  Each
                                                   Category  to           Category  to          Category  to
                                           Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                          -------  ------------  -------  ------------  -------  ------------
                                                                 (Dollars in Thousands)
Balance at end of period applicable to:
 Real estate loans. . . . . . . . . . . .  $   303        90.52%  $   496        89.50%  $   466        89.39%
 Commercial and consumer loans. . . . . .    1,178         9.48     1,183        10.50       808        10.61
------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses/(1)/ . . $ 1,481       100.00%  $ 1,679       100.00%  $ 1,274       100.00%
=============================================================================================================


                                                1999                  1998
--------------------------------------------------------------------------------------
                                                  %  of  Loans           %  of  Loans
                                                      In  Each               In  Each
                                                  Category  to           Category  to
                                          Amount   Total Loans   Amount   Total Loans
--------------------------------------------------------------------------------------
Balance at end of period applicable to:
Real estate loans. . . . . . . . . . . .  $   440        90.81%  $   380        92.01%
Commercial and consumer loans. . . . . .      710         9.19       559         7.99
--------------------------------------------------------------------------------------
Total allowance for loan losses/(1)/ . . .$ 1,150       100.00%  $   939       100.00%
======================================================================================

___________________________________________________
/(1)/ Percentages include unearned discount and origination fees.

INVESTMENT ACTIVITIES

     The investment policy of the Bank established by the Board of Directors attempts to provide for the overall asset/liability management needs of the Bank, and maintain liquidity, maintain a high quality diversified investment portfolio in order to obtain a favorable return on investment without incurring undue interest rate and credit risk, provide collateral for pledging requirements, and to complement the Bank's lending activities. At December 31, 2002, the Bank had investment securities with an aggregate amortized cost of $62.0 million and a market value of $62.5 million. At December 31, 2002, the Bank's amortized cost value of investment securities consisted of $15.4 million of corporate debt issues and $12.9 million of securities issued or guaranteed by the United States Government or agencies thereof and state and municipal obligations. The corporate debt issues primarily consist of financial corporation debt and industrial debentures (the largest single issuer was $3.0 million). These issues generally have maturities ranging up to 20 years. All corporate debt investments have been rated as investment grade by either Moody's or Standard & Poor's. Typically, such investments yield 60-70 basis points more than Treasury securities with comparable maturities. To a lesser extent, the Bank also invests in mutual funds and equity securities. At December 31, 2002, the Bank held $6.2 million in common stock, of which $2.2 million was Federal Home Loan Bank Stock. The Bank's mutual fund investments at December 31, 2002 consisted of $3.1 million in an equity mutual fund and $3.0 million in an adjustable rate mortgage fund. At December 31, 2002, the Bank had invested $25.2 million in mortgage-backed securities, net. Mortgage-backed securities, like mortgage loans, amortize over the life of the security as the underlying mortgages are paid down. The speed at which principal payments above normally scheduled amortization occurs, is generally unpredictable. Historically, the securities have paid down more rapidly in a falling interest rate environment, thereby shortening the life of the security. Likewise, in a rising interest rate environment, the life of the mortgage-backed security tends to extend. The result is that, generally, the Bank will receive more investable funds in lower interest rate environments and less investable funds during periods of higher interest rates. The embedded option on the part of the underlying mortgagee to prepay the loan, therefore, tends to impact the value of the security and can adversely impact the Bank's net interest margin. The Bank's investments are, generally, liquid, and therefore allow the Bank to respond more readily to changing market conditions. The investment portfolio is accounted for in accordance with FASB Statement 115.

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

     At December 31, 2002, the Company holds the following corporate debt investments which exceed 10% of total capital.

     Issuer     Book  Value     Fair  Market  Value
     -----------------------------------------------
     CNA  Financial     $2,999,626     $2,920,704

     INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Bank's investment portfolio at the dates indicated. At December 31, 2002, the market value of the Bank's investments was approximately $62.5 million. The market value of investments includes interest-earning deposits, and mortgage-backed securities.

                                                       At  December  31,
------------------------------------------------------------------------------
                                                     2002      2001      2000
------------------------------------------------------------------------------
                                                         (In Thousands)
Investment securities:
 US Government and agency obligations . . . . . .  $ 4,378   $ 5,971   $ 9,667
 State and municipal obligations. . . . . . . . .    8,549     6,012     6,405
 Corporate debt issues. . . . . . . . . . . . . .   15,375    20,949    23,027
 Equity securities. . . . . . . . . . . . . . . .    6,225     3,227     2,340
 Mutual funds . . . . . . . . . . . . . . . . . .    3,070     3,007     2,861
------------------------------------------------------------------------------
                                                    37,597    39,166    44,300
Unrealized loss on available for sale portfolio.      (251)     (293)      (26)
------------------------------------------------------------------------------
 Total investment securities. . . . . . . . . . .   37,346    38,873    44,274
------------------------------------------------------------------------------
  Total investments. . . . . . . . . . . . . . . . $37,346   $38,873   $44,274
==============================================================================
Mortgage-backed securities, net:
 Adjustable rate. . . . . . . . . . . . . . . . .    3,423       633     1,284
 Fixed rate . . . . . . . . . . . . . . . . . . .   21,017    13,488    18,122
------------------------------------------------------------------------------
                                                   24,440    14,121    19,406
Unrealized gain on available for sale portfolio.      720       428        78
------------------------------------------------------------------------------
 Total mortgage-backed securities, net. . . . . .  $25,160   $14,549   $19,484
==============================================================================

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the amortized cost, market value, average life in years, and annualized weighted average yield of the Bank's investment portfolio at December 31, 2002.

                                                                         Annualized
                                                             Average       Weighted
                                                Amortized    Market   Life  Average
                                                     Cost     Value   Years  Yield
-----------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Investment securities:
 U.S. Government treasury . . . . . . . . . . . .  $    19   $    18   6.88   10.9%
 U.S. Government agency . . . . . . . . . . . . .    4,359     4,447   2.22    3.5%
 State and municipal obligations. . . . . . . . .    8,549     8,864   6.87    5.1%
 Corporate debt issues. . . . . . . . . . . . . .   15,375    15,270   8.11    6.3%
 Marketable equity securities . . . . . . . . . .    9,295     8,747
-----------------------------------------------------------------------------------
   Total. . . . . . . . . . . . . . . . . . . . . .$37,597   $37,346
----------------------------------------------------------   =======
 Unrealized loss on available for sale portfolio.    (251)
----------------------------------------------------------
Carrying value of investment securities. . . . .  $37,346
==========================================================

     SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 2002. Yield is calculated on the amortized cost to maturity, and does not reflect adjustments to a fully tax-equivalent basis.

                                                           December  31,  2002
----------------------------------------------------------------------------------------------
                                                   One year           One to           Five to
                                                   or  less      five  years        Ten  Years
----------------------------------------------------------------------------------------------
                                                 Annualized       Annualized        Annualized
                                                   Weighted         Weighted          Weighted
                                           Carrying Average Carrying Average Carrying  Average
                                              Value   Yield    Value   Yield    Value    Yield
                                            -------  ------  -------  ------  -------  -------
                                                          (Dollars in Thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Debt investment securities:
------------------------------------------
 U.S. Agency securities . . . . . . . . . .  $ 2,014  3.505%  $ 2,327  3.495%  $    18   6.626%
 U.S. Government securities . . . . . . . .        -      -         -      -        19  10.853
 State and municipal obligations. . . . . .      937  7.860     3,388  4.923     1,330   4.287
 Corporate debt issues. . . . . . . . . . .      783  7.024     7,603  6.336     3,217   7.200
----------------------------------------------------------------------------------------------
  Total. . . . . . . . . . . . . . . . . .   $ 3,734  5.336%  $13,318  5.478%  $ 4,584   6.373%
----------------------------------------------------------------------------------------------
Equity and mortgage-backed securities:
------------------------------------------
 Mutual funds . . . . . . . . . . . . . . .  $ 6,118  1.401%        -      -         -       -
 Mortgage-backed securities . . . . . . . .        -      -     2,031  6.464     6,684   4.224
 Common stock . . . . . . . . . . . . . . .    3,117  3.977         -      -         -       -
----------------------------------------------------------------------------------------------
  Total. . . . . . . . . . . . . . . . . .   $ 9,295  2.277     2,031  6.464%  $ 6,684   4.224%
----------------------------------------------------------------------------------------------
Total investment securities. . . . . . . .   $13,029  3.164%  $15,349  5.606%  $11,268   5.105%
==============================================================================================

                                             More Than               Total
                                             Ten  Years      Investment  Securities
-------------------------------------------------------------------------------------
                                        Annualized                         Annualized
                                          Weighted                           Weighted
                                          Carrying  Average Carrying  Market  Average
                                             Value   Yield    Value    Value    Yield
-------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE:
Debt investment securities:
------------------------------------------
 U.S. Agency securities . . . . . . . . . .  $     -      -%  $ 4,359  $ 4,446   3.512%
 U.S. Government securities . . . . . . . .        -      -        19       18  10.854
 State and municipal obligations. . . . . .    2,894  4.430     8,549    8,864   4.979
 Corporate debt issues. . . . . . . . . . .    3,770  4.911    15,375   15,270   6.277
-------------------------------------------------------------------------------------
   Total.   . . . . . . . . . . . . . . . .  $ 6,664  4.673%  $28,302  $28,598   5.079%
-------------------------------------------------------------------------------------

Equity and mortgage-backed securities:
------------------------------------------
 Mutual funds . . . . . . . . . . . . . . .  $     -      -%  $ 6,118  $ 5,280   1.401%
 Mortgage-backed securities . . . . . . . .   15,723  5.349    24,438   25,160   5.079
 Common stock . . . . . . . . . . . . . . .        0      -     3,177    3,468   3.977
-------------------------------------------------------------------------------------
Total. . . . . .  . . . . . . . . . . . . .  $15,723  5.349%  $33,735  $33,908   4.307%
 -------------------------------------------------------------------------------------
Total investment securities. . . . . . . .  $22,527  5.146%  $62,037  $62,506   5.268%
===========================================================           ================
Unrealized gain on available
 for sale portfolio                                              469
                                                             -------
Total carrying value                                         $62,506            5.268%
                                                             =======           =======

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

     DEPOSIT PORTFOLIO. The following table sets forth information regarding interest rates, terms, minimum amounts and balances of the Bank's savings and other deposits as of December 31, 2002:

Weighted                                                                            Percentage
Average                        Checking and Savings          Minimum                of Total
Interest Rate.  Minimum Term   Deposits                      Amount    Balance      Deposits
-----------------------------------------------------------------------------------------------
                                                               (Balance in thousands)

0.000% . . . .  None           Non-interest demand account   $     50  $   15,764         7.77%
0.768% . . . .  None           NOW accounts                       500      15,404         7.59%
1.050% . . . .  None           Savings accounts - fixed           100      46,658        23.00%
1.320% . . . .  None           Savings accounts - tiered          100      18,859         9.30%
1.497% . . . .  None           Money management accounts        1,500      19,765         9.74%

                               Certificates of deposit:
1.793% . . . .  30-day         Fixed term, fixed rate           2,500       2,332         1.15%
1.457% . . . .  3 months       Fixed term, fixed rate           1,000         150         0.07%
1.896% . . . .  6 months       Fixed term, fixed rate           2,500       8,046         3.97%
2.254% . . . .  9 months       Fixed term, fixed rate           1,000          29         0.01%
2.976% . . . .  11 months      Fixed term, fixed rate           1,000         527         0.26%
2.729% . . . .  12 months      Fixed term, fixed rate           1,000      23,279        11.47%
3.142% . . . .  15 months      Fixed term, fixed rate           1,000       3,841         1.89%
2.101% . . . .  18 months      Fixed term, variable rate        1,000       1,201         0.59%
3.330% . . . .  18 months      Fixed term, fixed rate           1,000       4,792         2.36%
4.166% . . . .  24 months      Fixed term, fixed rate           1,000       5,839         2.88%
3.883% . . . .  30 months      Fixed term, fixed rate           1,000       2,347         1.16%
5.088% . . . .  36 months      Fixed term, fixed rate/(1)/      1,000      14,336         7.07%
5.050% . . . .  48 months      Fixed term, fixed rate/(1)/      1,000       7,593         3.74%
5.968% . . . .  60 months      Fixed term, fixed rate           1,000       2,665         1.31%
5.904% . . . .  84 months      Fixed term, fixed rate           1,000       9,450         4.66%
3.045% . . . .  60-120 months  Fixed term, fixed rate           1,000           4         0.01%
-----------------------------------------------------------------------------------------------
                               Total                                   $202,881/(2)/    100.00%
===============================================================================================

________________________________
/(1)/This deposit product allows the depositor to elect to adjust the interest rate paid once during the initial term of the deposit to the the prevailing rate.
/(2)/Excludes escrow accounts totalling $1,640,784 at December 31, 2002.

     The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.


                              Balance    Percent              Balance    Percent
                                   At         of     Incr.         At         of     Incr.
                             12/31/02   Deposits    (Decr)   12/31/01   Deposits    (Decr)
------------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
Club Accounts . . . . . . .  $   1,135       0.56%  $   161   $     974      0.58%  $    16
Noninterest accounts. . . .     15,764       7.77     2,728      13,036      7.75     3,140
NOW accounts. . . . . . . .     15,404       7.59       173      15,231      9.06      (280)
Passbooks . . . . . . . . .     64,382      31.74     4,540      59,842     35.59     2,968
Money management accounts .     19,765       9.74    15,348       4,417      2.63     4,417
Time deposits which mature
 Within 12 months. . . . . .    48,721      24.01    (2,450)     51,172     30.43      (604)
 Within 12-36 months . . . .    24,622      12.14     7,909      16,713      9.94    (1,557)
 Beyond 36 months. . . . . .    13,088       6.45     6,329       6,759      4.02      (320)
------------------------------------------------------------------------------------------
Total . . . . . . . . . . .  $ 202,881/(1)/100.00%  $34,737   $ 168,144    100.00%  $ 7,783
==========================================================================================

                               Balance     Percent              Balance    Percent             Balance
                                    at          of     Incr.         At         of     Incr.         At
                              12/31/00    Deposits    (Decr)   12/31/99   Deposits    (Decr)   12/31/98
-------------------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Club Accounts . . . . . . .  $      958       0.60%  $   (44)  $   1,002      0.66%  $    94   $     908
Noninterest accounts. . . .       9,893       6.17       147       9,746      6.43       273       9,473
NOW accounts. . . . . . . .      15,511       9.67     1,515      13,996      9.24    (2,331)     16,327
Passbooks . . . . . . . . .      56,874      35.47    (1,555)     58,429     38.56    (4,893)     63,322
Time deposits which mature
 Within 12 months. . . . . .     51,776      32.29     5,688      46,088     30.41    (5,716)     51,804
 Within 12-36 months . . . .     18,270      11.39     2,080      16,190     10.68     2,799      13,391
 Beyond 36 months. . . . . .      7,079       4.41       994       6,085      4.02     1,801       4,284
--------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . .    $160,361     100.00%  $ 8,825   $ 151,536    100.00%  $(7,973)  $ 159,509
========================================================================================================

_____________________________________________________
/(1)/ Excludes escrow accounts totalling $1,640,784 at December 31, 2002.


     The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

                    At  December  31,
-----------------------------------------
                 2002     2001     2000
-----------------------------------------
                  (In Thousands)
RATE
-----------------------------------------
3.00% or less.  $36,659  $ 7,169  $     6
3.01 - 3.99% .   14,776   13,701       14
4.00 - 4.99% .   16,334   17,331    1,133
5.00 - 5.99% .    8,168   17,284   20,353
6.00 - 6.99% .   10,198   18,000   54,324
7.00 - 7.99% .      296    1,159    1,169
-----------------------------------------
                $86,431  $74,644  $76,999
=========================================

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2002.

                                                   Amount due
---------------------------------------------------------------------------------------
                        Less Than     1-2      2-3     3-4     4-5    After 5
                         One Year    Years    Years   Years   Years    Years     Total
---------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
3.00% or less. . . . .  $   31,539  $ 4,597  $   202  $  307  $   13  $      0  $36,659
3.01 - 3.99% . . . . .       6,867    4,190    2,284     828     323       284   14,776
4.00 - 4.99% . . . . .       3,720    1,608    6,297   2,839     434     1,436   16,334
5.00 - 5.99% . . . . .       1,989    1,665      757   1,217     173     2,367    8,168
6.00 - 6.99% . . . . .       4,443    1,946      943   1,060   1,665       141   10,198
7.00 and above . . . .         163       96       37       0       0         0      296
---------------------------------------------------------------------------------------
                        $   48,721  $14,102  $10,520  $6,252  $2,608  $  4,228  $86,431
=======================================================================================

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                            Certificates
                              Of Deposit
                             Of $100,000
Remaining Maturity               or More
------------------------------------------
                           (In thousands)
Three months or less. . .  $         4,149
Three through six months.            3,317
Six through twelve months            3,223
Over twelve months. . . .            5,139
------------------------------------------
Total . . . . . . . . . .  $        15,828
==========================================

     The following table sets forth the net changes in the deposit activities of the Bank for the periods indicated:

                                            At  December  31
-------------------------------------------------------------------
                                        2002      2001      2000
-------------------------------------------------------------------
                                             (In Thousands)
Balance at beginning of period . . .  $168,144  $160,364  $151,536
Net deposits . . . . . . . . . . . .    30,081     1,680     2,975
Interest credited. . . . . . . . . .     4,656     6,100     5,853
-------------------------------------------------------------------
Ending Balance . . . . . . . . . . .  $202,881   168,144   160,364
-------------------------------------------------------------------
Net increase/(decrease) in deposits.  $ 34,737  $  7,780  $  8,828
==================================================================

BORROWINGS

     Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. At December 31, 2002, the Bank had $3.4 million in funds obtained from repurchase agreements outstanding, $29.8 million in long-term term advances and $5.0 million in a pooled trust preferred security obligation. The Bank is a member of the Federal Home Loan Bank System.

     The following table summarizes the outstanding balance of short-term borrowing of the Bank for the years indicated.

                                               At  December  31
--------------------------------------------------------------------
                                          2002      2001      2000
--------------------------------------------------------------------
                                                (In Thousands)
Overnight Line of Credit . . . . . . .  $     -   $     -   $ 5,600
Term borrowings (original term)
90 days or less. . . . . . . . . . . .    2,700    10,718    16,407
1 year . . . . . . . . . . . . . . . .    7,000     8,500    11,000
2 year                                        -     1,000         -
--------------------------------------------------------------------
Balance at end of period . . . . . . .  $ 9,700   $20,218   $33,007
====================================================================
Daily average during the year. . . . .   13,716    15,240    32,911
Maximum month-end balance. . . . . . .   23,580    20,218    40,388
Weighted average rate during the year.     3.75%     4.56%     6.29%
Year-end average rate. . . . . . . . .     4.65%     4.19%     6.50%

PERSONNEL

     As of December 31, 2002, the Bank had 94 full-time and 17 part-time employees. None of the Bank's employees is represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

REGULATION AND SUPERVISION

REGULATION

     GENERAL. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 19, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

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

     The FDIC establishes deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of: (i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by theinstitution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

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

     PROMPT CORRECTIVE ACTION. The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is lessthan 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

     WAIVERS OF DIVIDENDS BY MUTUAL HOLDING COMPANY. Office of Thrift Supervision regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. The Mutual Holding Company generally intends to waive dividends paid by the Company in excess of its operating cash requirements. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event the Mutual Holding Company converts to stock form.

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

     The Company has implemented all the provisions of this Act. The Company expects to remain a bank holding company for the time being and access its options as circumstances change.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts). At December 31, 2002, the Bank was in compliance with these reserve requirements.

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

THE USA PATRIOT ACT

     In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-K as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

     BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the small bank experience method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank cease to retain a bank or thrift charter or make certain non-dividend distributions.

     MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. In 2002, net operating losses can offset 100% of AMTI. Going forward, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 5, 1997.

     The Internal Revenue Service has examined the federal income tax return for the fiscal year ended 1992; the New York State fiscal year-end tax returns for 1998 through 1999 are currently under examination by the New York State Department of Taxation and Finance. See Note 13 to the Financial Statements.

STATE TAXATION

     NEW YORK TAXATION. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.0% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications. Net operating losses arising in 2001 and 2002 can be carried forward to the succeeding 20 taxable years.

     The availability of Annual Report on Form 10-K may be accessed on the Bank's website at www.pathfinderbank.com.

ITEM 2. PROPERTIES
-------------------

     The Bank conducts its business through its main office located in Oswego, New York, and five full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2002. The aggregate net book value of the Bank's premises and equipment was $5.6 million at December 31, 2002. For additional information regarding the Bank's properties, see Note 5 to Notes to Financial Statements.


LOCATION                   OPENING DATE  OWNED/LEASED   ANNUAL RENT
--------------------------------------------------------------------
Main Office . . . . . . .       1874        Owned              -
-------------------------
214 West First Street
Oswego, New York  13126

Plaza Branch. . . . . . .       1989        Owned (1)          -
-------------------------
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch . . . . . .       1978        Owned              -
-------------------------
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch. . . .       1994        Owned              -
-------------------------
34 East Bridge Street
Oswego, New York  13126

Fulton Branch . . . . . .       1994        Owned              -
-------------------------
114 Oneida Street
Fulton, New York  13069

Lacona Branch . . . . . .       2002        Owned              -
-------------------------
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch . . . . . .       2003        Owned (2)          -
-------------------------
5 West First Street South
Fulton, New York  13069

____________________________________
(1) The building is owned; the underlying land is leased paying an annual rent of $17,300
(2) The existing Fulton Branch will be moved to this location in 2003. The building is owned; the underlying land is leased paying an annual rent of $21,000

ITEM  3.     LEGAL  PROCEEDINGS
--------------------------------

     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, except as set forth below, such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

     On November 28, 2001, the Company and its Board of Directors were named as defendants in Jewelcor Management, Inc. ("Jewelcor") v. Pathfinder Bancorp, Inc., et al. This action was filed in the United States District Court, Northern District. In its complaint, Jewelcor alleged that the Company's directors breached their fiduciary duties to the Company by failing to consider an offer from Fulton Savings Bank for the sale of the Company. Jewelcor was seeking damages in excess of $1 million, punitive damages in excess of $10 million and equitable relief.

     On January 13, 2003, the Company completed the purchase of 160,114 shares of common stock at a price of $2.3 million, or $14.60 per share, from Jewelcor, which is owned by Mr. Seymour Holtzman ("the Repurchase"). The Repurchase represents approximately 6.1% of the Company's outstanding common stock as of December 31, 2002. As part of the repurchase agreement, Jewelcor agreed to stipulate to the discontinuance with prejudice of the lawsuit entitled "Jewelcor Management, Inc. v. Pathfinder Bancorp, Inc.", and withdrew a shareholder proposal previously submitted by Jewelcor. In addition, Mr. Holtzman and Jewelcor, as well as those persons and entities who signed the Schedule 13D with Mr. Holtzman with respect to the Company's common stock, agreed in writing, that neither they nor their affiliates will purchase shares of the Company's common stock for a period of five years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     The "Market for Common Stock" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------

     The selected financial information for the year ended December 31, 2002 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

     The financial statements are contained in the Company's Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

     (b) Set forth below is information concerning the Principal Officers of the Company at December 31, 2002.


         NAME          AGE                POSITIONS HELD WITH THE COMPANY
---------------------  ---  -----------------------------------------------------------
Chris C. Gagas. . . .   72  Chairman of the Board

Thomas W. Schneider .   40  President and Chief Executive Officer

W. David Schermerhorn   42  Executive Vice President-Lending

James A. Dowd, CPA. .   35  Vice President, Chief Financial Officer and Trust Officer

Edward A. Mervine . .   46  Vice President, General Counsel

John Devlin . . . . .   38  Vice President, Senior Commercial Lender

Melissa A. Miller . .   45  Vice President, Secretary

Gregory L. Mills. . .   42  Vice President, Director of Marketing, Branch Administrator

Annette L. Burns, CPA   30  Controller

Anita J. Austin . . .   53  Internal Auditor

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

ITEM 14. CONTROLS AND PROCEDURES
---------------------------------

   (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

   (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


   See the Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which immediately precedes the signature page.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1) Financial Statements

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (A)  Independent  Auditors'  Report;

     (B)  Consolidated  Statements  of  Condition  - December 31, 2002 and 2001.

     (C) Consolidated Statements of Income - years ended December 31, 2002, 2001 and 2000.

     (D) Consolidated Statements of Stockholders' Equity - years ended December 31, 2002, 2001 and 2000.

     (E) Consolidated Statements of Cash Flows - years ended December 31, 2002, 2001 and 2000; and

     (F)  Notes  to  Consolidated  Financial  Statements.

(a)(2) Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(b) Exhibits

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

 10.1 Form of Pathfinder Bank 2001 Stock Option Plan (Incorporated herein by reference to the Company's S-4 file no. 333-36051)

 10.2 Form of Pathfinder Bank 2001 Recognition and Retention Plan (Incorporated by reference to the Company's S-4 file no. 333-36051)


 10.3 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to the Company's S-4 file no. 333-36051)

 10.4 Employment Agreement between the Bank and W. David Schermerhorn, Executive Vice President -Loan Administration (Incorporated by reference to the Company's S-4 file no. 333-36051)

  13  Annual  Report  to  Stockholders

  21  Subsidiaries  of  Company

 99.1 Officers' Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (c) Reports on Form 8-K
     ---------------------
      The Company has two Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002 dated October 28, 2002 and December 20, 2002 reporting press releases relating to the completion of the acquisition of the Lacona Branch of Cayuga Bank and the announcement of its Commercial Bank subsidiary and the announcement of a stock repurchase program and a dividend declaration.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


   I, Thomas W. Schneider, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-K of Pathfinder Bancorp, Inc.;

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


March 28, 2003                       /s/Thomas W. Schneider
--------------------------------------------------------------------------------
Date                                   Thomas  W.  Schneider
                              President  and  Chief  Executive  Officer

                                     ------
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


   I, James A. Dowd, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-K of Pathfinder Bancorp, Inc.;

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

March 28, 2003                                 /s/James A. Dowd
--------------------------------------------------------------------------------
Date                                             James A. Dowd
                                 Vice  President  and  Chief  Financial  Officer

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PATHFINDER  BANCORP,  INC.


March 28, 2003                       /s/Thomas W. Schneider
--------------------------------------------------------------------------------
Date                                   Thomas  W.  Schneider
                              President  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                    By:  /s/  Chris  C.  Gagas
                         ---------------------
           Chris  C.  Gagas,  Chairman  of  the  Board

                    Date:  March 28, 2003
                           -------------



By: .  /s/ Thomas W. Schneider               By:    /s/ Chris Burritt
-----------------------------------------    -------------------------------
       Thomas W. Schneider, President and           Chris Burritt
       Chief Executive Officer                      Director

Date:  March 28, 2003                        Date:  March 28, 2003

By:    /s/ James A. Dowd                     By:    /s/ Raymond W. Jung
-----------------------------------------    -------------------------------
       James A. Dowd, Vice President, Chief         Raymond W. Jung
       Financial Officer and Trust Officer          Director

Date:  March 28, 2003                        Date:  March 28, 2003

By: .  /s/ Bruce Manwaring                   By:    /s/ George W. Joyce
-----------------------------------------    -------------------------------
       Bruce Manwaring                              George W. Joyce
       Director                                     Director

Date:  March 28, 2003                        Date:  March 28, 2003

By: .  /s/ L. William Nelson, Jr.            By:    /s/ Corte  Spencer
-----------------------------------------    -------------------------------
       L. William Nelson, Jr.                       Corte Spencer
       Director                                     Director

Date:  March 28, 2003                        Date:  March 28, 2003

By: .  /s/ Steven W. Thomas                  By:    /s/ Janette Resnick
-----------------------------------------    -------------------------------
       Steven W. Thomas                             Janette Resnick
       Director                                     Director

Date:  March 28, 2003                        Date:  March 28, 2003


Exhibit  Index

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

21    Subsidiaries  of  Company

99.1 Officers' Certification Pursuant to section 906 of the Sarbanes-Oxley Act of 2002