Form 10-Q
period 2003-03-31
PATHFINDER BANCORP INC
filed 2003-05-15
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                          QUARTER ENDED MARCH 31, 2003

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

                                   16-1540137
                                   ----------
                     (I.R.S. Employer Identification Number)


                 214  W.  1st  Street
                 Oswego,  New  York                     13126
-------------------------------------------           ---------
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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X           No
                                              -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,441,882 shares of the Company's common stock outstanding as of May 9, 2003.

                            PATHFINDER BANCORP, INC.
                                      INDEX

PART  1      FINANCIAL  INFORMATION                                       PAGE

Item  1.     Financial  Statements
              Consolidated  Balance  Sheets                                 1
              Consolidated  Statements  of  Income                          2
              Consolidated  Statements  of  Shareholders'  Equity           3
              Consolidated  Statements  of  Cash  Flows                   4-5
              Notes  to  Consolidated  Financial  Statements              6-7

Item 2.      Management's Discussion and Analysis of Financial            8-13
                Condition  and  Results  of  Operations

Item  3.     Quantitative  and  Qualitative  Disclosure  about  Market   14-16
                Risk

Item  4.     Control  and  Procedures                                       17

PART  II     OTHER  INFORMATION                                             18

               Item  1.     Legal  proceedings
               Item  2.     Change  in  securities
               Item  3.     Defaults  upon  senior  securities
               Item  4.     Submission  of matters to a vote of security
                              holders
               Item  5.     Other  information
               Item  6.     Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                               PATHFINDER  BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF CONDITION
                                   MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                                           March 31,     December 31,
ASSETS                                                                                       2003            2002
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,486,572   $   7,026,126
Interest earning deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,898,406       6,714,279
----------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    15,384,978      13,740,405
Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    61,675,931      62,505,544
Mortgage loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,238,166       3,616,711
Loans:
   Real estate residential. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   123,388,858     119,560,715
   Real estate commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,055,203      32,657,177
   Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,273,777      15,068,204
   Commercial . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,626,765      13,196,188
----------------------------------------------------------------------------------------------------------------------
     Total Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   183,344,603     180,482,284
   Less: Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,515,176       1,480,874
----------------------------------------------------------------------------------------------------------------------
     Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   181,829,427     179,001,410

Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,655,976       5,622,171
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,469,061       1,334,126
Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,459,378       1,395,714
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,840,226       3,840,226
Intangible asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,016,746       1,073,182
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,068,180       6,926,378
----------------------------------------------------------------------------------------------------------------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $282,638,069   $ 279,055,867
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Interest bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $195,206,862   $ 188,757,723
  Non-interest bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,238,990      15,764,382
----------------------------------------------------------------------------------------------------------------------
     Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   211,445,852     204,522,105
Borrowed funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41,860,000      42,860,000
Company obligated mandatorily redeemable preferred securities of subsidiary, Pathfinder
Statutory Trust I, holding solely junior subordinated debentures of the Company . . . .     5,000,000       5,000,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,423,711       3,443,740
----------------------------------------------------------------------------------------------------------------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   261,729,563     255,825,845

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01 and $.10 per share; authorized 10,000,000 shares; 2,894,220 shares issued;  and 2,441,882 and 2,610,496
    shares outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .        29,146          29,146
   Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,129,795       7,113,811
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,996,312      19,745,651
   Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . .       143,251         280,905
   Unearned ESOP shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (112,714)       (124,467)
   Treasury Stock, at cost; 472,787 and 304,173 shares, respectively. . . . . . . . . .    (6,277,284)     (3,815,024)
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,908,506      23,230,022
----------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . .  $282,638,069   $ 279,055,867
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                    PATHFINDER  BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                                For the three    For the three
                                                                months ended      months ended
                                                               March 31, 2003    March 31, 2002
----------------------------------------------------------------------------------------- ------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,265,807  $     3,257,362
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .           39,284           38,049
    State and political subdivisions. . . . . . . . . . . . .           61,556           79,203
    Corporate obligations . . . . . . . . . . . . . . . . . .          258,652          317,313
    Marketable equity securities. . . . . . . . . . . . . . .           54,696           23,831
    Mortgage-backed securities. . . . . . . . . . . . . . . .          309,321          269,473
    Federal funds sold and interest-bearing deposits. . . . .           11,671            3,852
------------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . .        4,000,987        3,989,083

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .        1,027,471        1,220,329
  Interest on borrowed funds. . . . . . . . . . . . . . . . .          572,729          569,893
------------------------------------------------------------------------------------------------
       Total interest expense . . . . . . . . . . . . . . . .        1,600,200        1,790,222
------------------------------------------------------------------------------------------------

          Net interest income . . . . . . . . . . . . . . . .        2,400,787        2,198,861
  Provision for loan losses . . . . . . . . . . . . . . . . .          105,856          162,233
------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses        2,294,931        2,036,628
------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .          161,473          142,021
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .           49,795           45,322
  Increase in value of bank owned life insurance. . . . . . .           42,867           74,582
  Net gain on securities. . . . . . . . . . . . . . . . . . .          165,394           43,956
  Net gain(loss) on loans/real estate . . . . . . . . . . . .           42,306           (6,082)
  Other charges, commissions & fees . . . . . . . . . . . . .          102,144          104,552
------------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . .          563,979          404,351
------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .        1,112,607          783,876
  Building occupancy. . . . . . . . . . . . . . . . . . . . .          257,227          179,739
  Data processing expenses. . . . . . . . . . . . . . . . . .          198,081          218,012
  Professional and other services . . . . . . . . . . . . . .          163,177          181,034
  Amortization of intangible asset. . . . . . . . . . . . . .           56,435                -
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .          414,131          327,229
          Total other expenses. . . . . . . . . . . . . . . .        2,201,658        1,689,890
------------------------------------------------------------------------------------------------

Income before income taxes. . . . . . . . . . . . . . . . . .          657,252          751,089
Provision for income taxes. . . . . . . . . . . . . . . . . .          164,313          200,540
------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $       492,939  $       550,549
================================================================================================

     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $          0.20  $          0.22
                                                               ===============  ================
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $          0.20  $          0.21
                                                               ===============  ================

The accompanying notes are an integral part of the consolidated financial statements.

                                                    PATHFINDER BANCORP, INC.
                                          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                               THREE MONTHS ENDED MARCH 31, 2003



                                                                                       Additional
                                                                 Common Stock Issued     Paid in      Retained   Comprehensive
                                                              Shares          Amount     Capital       Earnings     Income(Loss)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002. . . . . . . . . . . . . .            2,914,669   $ 29,146  $7,113,811  $   19,745,651
Comprehensive income:
  Net income. . . . . . . . . . . . . . . . . . . . .                                                     492,939    492,939
  Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding losses arising during period.                                                                (64,029)
     Reclassification adjustment for gains included
       in net income. . . . . . . . . . . . . . . . .                                                               (165,394)
                                                                                                                    ---------
  Other comprehensive loss, before tax. . . . . . . .                                                               (229,423)
  Income tax provision. . . . .     . . . . . . . . . . .                                                             91,769
                                                                                                                    ---------
  Other comprehensive loss, net of tax. . . . . . . .                                                               (137,654)
                                                                                                                    ---------
Comprehensive income: . . . . . . . . . . . . . . . .                                                                355,285
                                                                                                                     ========

ESOP shares earned. . . . . . . . . . . . . . . . . .                                      15,984
Treasury stock purchased
Dividends declared ($.10 per share) . . . . . . . . .                                                    (242,278)
------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003 . . . . . . . . . . . . . . .            2,914,669   $ 29,146  $7,129,795  $   19,996,312
==================================================================================================================

                                          Accumulated
                                           Other Com-     Unearned
                                           prehensive        ESOP       Treasury
                                         Income(Loss)       Shares        Stock         Total
-----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002. . . . . . .  $    280,905   $  (124,467)  $(3,815,024)  $23,230,022
Comprehensive income:
  Net income. . . . . . . . . . . . . .                                             $   492,939
  Other comprehensive loss, net of tax.      (137,654)                                 (137,654)

ESOP shares earned. . . . . . . . . . .                      11,753        27,737
Treasury stock purchased. . . . . . . .                                (2,462,260)   (2,462,260)
Dividends declared ($.10 per share) . .                                                (242,278)
------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003 . . . . . . . .  $    143,251   $  (112,714)  $(6,277,284)  $20,908,506
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                 PATHFINDER BANCORP, INC.
                                 STATEMENTS OF CASH FLOWS
                      March 31, 2003 and March 31, 2002 (Unaudited)


                                                           March 31,     March 31,
                                                              2003          2002
----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $   492,939   $   550,549
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . .      105,856       162,233
  ESOP and other stock-based compensation earned . . . .       27,737        27,176
  Deferred income tax expense (benefit). . . . . . . . .       60,893       (60,856)
  Proceeds from sale of loans. . . . . . . . . . . . . .    2,607,490     5,779,247
  Originations of loans held-for-sale. . . . . . . . . .   (2,184,270)   (6,551,469)
  Realized loss/(gain) on:
    Sale of real estate loans through foreclosure. . . .        5,807        (3,053)
    Loans. . . . . . . . . . . . . . . . . . . . . . . .      (44,675)       13,403
    Available-for-sale investment securities . . . . . .     (165,394)      (43,956)
  Depreciation . . . . . . . . . . . . . . . . . . . . .      121,190       124,140
  Amortization of intangible . . . . . . . . . . . . . .       56,436             -
  Amortization of deferred financing costs . . . . . . .        7,551             -
  Increase in surrender value of life insurance. . . . .      (42,867)      (74,582)
  Net accretion of premiums and discounts
    on investment securities . . . . . . . . . . . . . .       27,888       (12,959)
  (Increase) decrease in interest receivable . . . . . .     (134,935)      112,227
  Net change in other assets and liabilities . . . . . .     (257,462)     (291,598)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . .      684,184      (269,498)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale .   (6,749,290)   (1,281,563)
  Proceeds from maturities and principle reductions of
    investment securities available-for-sale . . . . . .    5,455,683     3,280,472
  Proceeds from sale:
    Real estate acquired through foreclosure . . . . . .       54,193       154,279
    Available-for-sale investment securities . . . . . .    2,031,303     1,225,602
  Net increase in loans. . . . . . . . . . . . . . . . .   (3,057,537)   (7,488,511)
  Purchase of premises and equipment . . . . . . . . . .     (154,995)     (277,501)
------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . .   (2,420,643)   (4,387,222)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits. . . . . . . . . . . . . . . . .    4,047,866     4,271,034
  Net increase (decrease) in time deposits . . . . . . .    2,875,881       (76,438)
  Net repayments from borrowings . . . . . . . . . . . .   (1,000,000)      630,000
  Proceeds from exercise of stock options. . . . . . . .            -        34,545
  Cash dividends . . . . . . . . . . . . . . . . . . . .      (82,365)      (69,334)
  Treasury stock purchased . . . . . . . . . . . . . . .   (2,462,260)      (48,835)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . .    3,379,122     4,740,972
------------------------------------------------------------------------------------

  INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .    1,644,573        84,252
 Cash and cash equivalents at beginning of period. . . .   13,740,405     7,445,844
  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $15,384,978   $ 7,530,096
====================================================================================

CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . .  $ 1,594,561   $ 1,757,969
  Income taxes paid. . . . . . . . . . . . . . . . . . .            -       400,000

NON-CASH INVESTING ACTIVITY:
  Transfer of loans to other real estate . . . . . . . .      123,664        69,500
  Decrease (increase) in unrealized gains and losses on
  available-for-sale investments securities. . . . . . .      229,423      (311,493)

NON-CASH FINANCING ACTIVITY:
  Dividends declared and unpaid. . . . . . . . . . . . .      244,188        71,243

The accompanying notes are an integral part of the consolidated financial statements

                            PATHFINDER BANCORP, INC.

                          Notes to Financial Statements

(1)  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

     Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)  EARNINGS  PER  SHARE

     Basic earnings per share have been computed based upon net income for the three months ended March 31, 2003 and 2002, using 2,446,387 and 2,571,520 weighted average common shares outstanding. Diluted earnings per share for the three month period ending March 31, 2003 and 2002 have been computed using 2,490,657 and 2,621,986 weighted average common shares outstanding. Dilutive earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  STOCK-BASED  COMPENSATION

     The Company's stock-based compensation plan is accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related provisions. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of the grant. Compensation expense for restricted share awards is ratably recognized over the period of vesting, usually the restricted period, based on the fair value of the stock on the grant date.

     The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, had been applied to the Company's stock-based compensation plan:

                                         For the quarter ended March 31,
                                                 2003       2002
------------------------------------------------------------------------
Net Income:
As reported . . . . . . . . . . . . . . . . .  $492,939  $550,549
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect. . . . . . .     7,070    27,192
---------------------------------------------  --------  --------
Pro forma net income. . . . . . . . . . . . .  $485,869  $523,357

                      For the quarter ended March 31,
                           2003              2002
--------------------------------------------------------

Earnings per share:  Basic   Diluted   Basic   Diluted
--------------------------------------------------------

As reported . . . .  $ 0.20  $   0.20  $ 0.22  $   0.21
Pro forma . . . . .  $ 0.20  $   0.20  $ 0.20  $   0.20

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Therefore, the foregoing pro forma results are not likely to be representative of the effects of reported net income of future periods due to additional years of vesting. Since changes in the subjective input assumptions can materially affect the fair value estimates, the existing model, in management's opinion does not necessarily provide a single reliable measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the periods presented should not be considered representative of the pro forma effects on reported net income and earnings per share for future periods.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends to disclosure provisions of FASB Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25.

(4)  RECLASSIFICATIONS
     Certain prior period information has been reclassified to conform to the current period's presentation. These reclassifications had no affect on net income as previously reported.

(5)  DIVIDEND  RESTRICTIONS

     The Company maintains a restricted capital account with a $570,000 balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of March 31, 2003.

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

The Company does not undertake, and specifically declines any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank. At March 31, 2003, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank and Pathfinder Statutory Trust I. At March 31, 2003, 1,583,239 shares, or 64.8%, of the Company's common stock were held by Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent and 858,643 shares, or 35.2%, were held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of securities, loans and other real estate, and non interest expense such as employee compensation and benefits, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

The following discussion reviews the Company's financial condition at March 31, 2003 and the results of operations for the three months ended March 31, 2003.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2002 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses in considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses.


FINANCIAL CONDITION

ASSETS
------

Total assets increased approximately $3.6 million, or 1%, to $282.6 million at March 31, 2003 from $279.1 million at December 31, 2002. The increase in total assets was primarily the result of an increase in net loans receivable of $2.8 million and a $1.6 million increase in cash and cash equivalents. These increases were partially offset by an $830,000 decrease in investment securities and a $379,000 decrease in mortgage loans held for sale. The increase in cash and cash equivalents resulted from proceeds from calls and the maturities of investment securities, amortization of mortgage-backed securities and loan sales. The excess liquidity is being utilized to fund continued loan demand and the acquisition of additional investment securities. The increase in net loans receivable is primarily due to a $3.8 million increase in residential real estate loans, and a $206,000 increase in consumer loans, partially offset by a decrease in commercial real estate and commercial loans of $1.2 million.

LIABILITIES
-----------

Total liabilities increased by $5.9 million, or 2%, to $261.7 million at March 31, 2003 from $255.8 million at December 31, 2002. The increase is primarily attributable to a $6.9 million, or 3%, increase in deposits, offset by a decrease of $1.0 million, or 2%, in borrowed funds. The increase in deposits was comprised of a $6.4 million increase in interest-bearing deposits, and a $475,000 increase in noninterest-bearing deposits. The increase in interest-bearing deposits was comprised of a $2.9 million increase in money management accounts, a $2.9 million increase in time deposits, and a $1.2 million increase in savings accounts, partially offset by a decrease of $540,000 in NOW deposit accounts. The increase in deposit accounts is primarily due to an increase in municipal deposit accounts and the Company's active efforts in sales training and relationship building during a period when consumers are seeking the safety and fixed returns of bank deposits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Shareholders' equity decreased $2.3 million, or 10%, to $20.9 million at March 31, 2003 from $23.2 million at December 31, 2002. The decrease in shareholders' equity is primarily the result of a $2.5 million increase in treasury stock, offset by an increase in retained earnings of $251,000. The increase in treasury stock represented from the Company's privately negotiated purchase of 160,114 shares of common stock for a price of $2.3 million, or $14.60 per share, on January 13, 2003, from Jewelcor Management Inc. The repurchase represents approximately 6.1% of the Company's outstanding common stock as of December 31, 2002. The increase in retained earnings is the result of net income of $493,000, offset by dividends declared of $242,000 during the first three months of 2003. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividends for the quarter ended March 31, 2003.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, refer to the Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, loan commitments, the acquisition of fixed assets and the general operating needs of the Company. At the quarter ended March 31, 2003, the Company has $24.6 million in outstanding commitments to extend credit and management believes the Company has the ability to meet these outstanding credit commitments. The Company also adjusts liquidity as appropriate to meet its assets and liability management objectives. The available liquidity as a percentage of core deposits and total assets exceed the minimum standards established by the liquidity management policy.

RESULTS OF OPERATIONS
---------------------

The Company recorded net income of approximately $493,000 for the three months ended March 31, 2003, as compared to $550,000 for the same period during 2002. The decrease in net income of $58,000, or 11%, for the three months ended March 31, 2003, resulted primarily from an increase of $512,000, or 30%, in operating expenses, offset by an increase of $258,000, or 13%, in net interest income after provision for loan losses, an increase in other income of $160,000, or 40%, and a decrease of $36,000, or 18%, in provision for income taxes.

Annualized return on average assets and return on average shareholders' equity were 0.70% and 9.42%, respectively, for the three months ended March 31, 2003 compared to 0.90% and 9.67% for the first quarter of 2002. Earnings per share - basic was $0.20 for the first quarter of 2003 compared to $0.22 for the same period in 2002.

INTEREST INCOME
---------------

Interest income, on a tax-equivalent basis, remained relatively consistent, at $4.0 million for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002. The average balance of interest-earning assets increased to $254.0 million for the three months ended March 31, 2003 from $226.2 million in the prior year period, offset by a decrease in the tax equivalent yield on average interest-earning assets to 6.36% from 7.13%. The decrease in the tax equivalent yield resulted from the continued period of historically low market interest rate environment. The decrease in the average yield was somewhat mitigated by increased originations of residential and commercial real estate loans, consumer loans and an increase in the average balance of investment securities. The increase in loans was primarily due to the Company's continued emphasis on residential real estate financing and the Company competitively pricing home equity loans and lines of credit combined with a marketing effort to increase demand for those loans. The increase in investment securities was primarily due to the investment of excess liquidity arising from the assumption of deposits in connection with the acquisition of the Lacona, New York branch of Cayuga Bank in October of 2002 and proceeds from residential mortgage loan sales.

Interest income on loans receivable remained constant at $3.3 million for the three months ended March 31, 2003 as compared to the same period in the prior year. The average balance of loans receivable increased $11.9 million, or 7%, to $185.2 million at March 31, 2003 from $173.3 million at March 31, 2002, partially offset by a decrease in the average yield on loans receivable to 7.06% from 7.52%.

Interest income on the mortgage-backed securities portfolio increased by $40,000, or 15%, to $309,000 for the three months ended March 31, 2003, from $269,000 for the three months ended March 31, 2002. The increase in interest income on mortgage-backed securities resulted from an increase in the average balance on mortgage-backed securities of $8.5 million, partially offset by a decrease in the average yield on mortgage-backed securities to 4.87% from 6.37%.

Interest income on investment securities, on a tax equivalent basis, decreased $46,000 or 9%, for the three months ended March 31, 2003 to $453,000 from $499,000 for the same period in 2002. The decrease resulted primarily from a decrease in the tax equivalent yield of investment securities to 4.95% from 5.68%, partially offset by an increase in the average balance of investment securities of $1.0 million, or 4%.

Interest income on interest-earning deposits increased $8,000, to $12,000 from $4,000 for the three months ended March 31, 2003 and 2002, respectively. The increase is the result of a $5.9 million increase in the average balance of interest-earning deposits, partially offset by a decrease in the average yield to 0.71% from 1.82% for the same period in the prior year.

INTEREST EXPENSE
----------------

Interest expense for the quarter ended March 31, 2003 decreased by approximately $190,000, or 11%, to $1.6 million from $1.8 million when compared to the same quarter for 2002. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest-bearing deposits to 2.15% from 3.10%, partially offset by an increase of $33.7 million in the average balance of interest-bearing deposits. The average cost of borrowings increased to 4.79% from 4.47%, partially offset by a $3.1 million decrease in the average balance of borrowings. The increase in the cost of borrowings and the average balance of borrowings was primarily due to the June 2002 issuance of the $5.0 million in debentures underlying the mandatory redeemable trust preferred security.

NET INTEREST INCOME
-------------------

Net interest income, on a tax equivalent basis, increased $200,000, or 9%, to $2.4 million for the quarter ended March 2003, when compared to the same period in the prior year.

Net interest margin for the quarter ended March 31, 2003 decreased to 3.84% from 3.96% when compared to the same period in the prior year.

PROVISION FOR LOAN LOSSES
-------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss reserves are based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends, and current economic conditions, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended March 31, 2003 of $106,000, as compared to a provision of $162,000 for the three months ended March 31, 2002.

In the first six months of 2002, the Company took actions to increase reserves to recognize the deterioration in credit quality of two significant commercial lending relationships. During the second half of 2002, the Company foreclosed on the assets of one of the borrowers and transferred the net realizable value of the assets to other real estate owned and charged-off the other relationship. The Company's allowance for loan losses to nonperforming loans ratio improved to 81.99% at March 31, 2003 as compared to 47.42% at March 31, 2002. Similar improvement was noted when comparing the ratio of nonperforming loans to total loans of 1.01% at March 31, 2003 to the March 31, 2002 ratio of 2.20%. The Company had nonperforming loans of $1.8 million at March 31, 2003. The Company has experienced a reduction in delinquent loans (greater than 30 days past due) to $3.4 million from $6.1 million at December 31, 2002. $2.0 million of the reduction in delinquencies related to the modification of a commercial lending relationship that is now current under the new terms. The decrease in delinquent loans is attributable to management's efforts to improve loan collection procedures, loss mitigation efforts, the hiring of a senior commercial loan officer and the retention of a third party loan review firm.

NONINTEREST INCOME
------------------

The Company's noninterest income is principally comprised of fees on deposit accounts and transactions, loan servicing, commissions, and net gains and losses on the sale of securities, loans and other real estate gains and losses. Noninterest income, net of gains and losses from the sale of securities, loans and other real estate, decreased 3% to $356,000 for the quarter ended March 31, 2003 compared to $366,000 for the same period in the prior year. The decrease in noninterest income is primarily attributable to a $32,000 decrease in the value of bank owned life insurance, partially offset by a $19,000 increase in service charges on deposit accounts and a $4,000 increase in loan servicing fees. Net gains and losses from the sale of securities, loans and other real estate increased $170,000 to $208,000 for the quarter ended March 31, 2003 compared to $38,000 for the same period in the prior year primarily resulting from a $103,000 gain recognized on the sale of equity securities and a $58,000 increase in the net gains recognized on the sale of loans.

NONINTEREST EXPENSE
-------------------

Noninterest expenses increased 30% to $2.2 million for the quarter ended March 31, 2003, when compared to the same period in the prior year. The increase in noninterest expenses was due to a $329,000 increase in salary and employee benefits, a $77,000 increase in building occupancy expenses, a $56,000 increase in the amortization of intangible asset and an $87,000 increase in other expenses. These increases were partially offset by a $20,000 decrease in data processing expenses and an $18,000 decrease in professional and other services. The increase in salaries and employee benefits was primarily due to the salaries and benefits associated with the addition of the Lacona, New York branch location, an increase in pension benefit costs, an increase in health insurance benefits and the hiring of a senior commercial loan officer in the second quarter of 2002. The increase in building occupancy expenses is primarily due to the operation of the additional branch location.

INCOME TAXES
------------

Income taxes decreased $36,000 for the quarter ended March 31, 2003 as compared to the same period in the prior year. This decrease was primarily attributable to a $94,000 decrease in the Company's pre-tax income.

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

Generally, the Company tends to fund longer-term loans and mortgage-backed securities with shorter-term time deposits, repurchase agreements, and advances. The impact of this asset/liability mix creates an inherent risk to earnings in a rising interest rate environment. In a rising interest rate environment, the Company's cost of shorter-term deposits may rise faster than its earnings on longer-term loans and investments. Additionally, the prepayment of principal on real estate loans and mortgage-backed securities tends to decrease as rates rise, providing less available funds to invest in the higher rate environment. Conversely, as interest rates decrease, the prepayment of principal on real-estate loans and mortgage-backed securities tends to increase, causing the Company to invest funds in a lower rate environment. The potential impact on earnings from this mismatch is mitigated to a large extent by the size and stability of the Company's savings accounts. Savings accounts have traditionally provided a source of relatively low cost funding that has demonstrated a historically low sensitivity to interest rate changes. The Company generally matches a percentage of these, which are deemed core, against longer-term loans and investments. In addition, the Company has sought to extend the terms of its time deposits. In this regard, the Company has, on occasion, offered certificates of deposits with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the certificate of deposit to the then prevailing rate for a certificate of deposit with the same term.

The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, three year/one year and five year/one year ARM loans (mortgage loans which are fixed rate for the first three or five years and adjustable annually thereafter) and by maintaining a relatively short term investment securities (original maturities of three to five years) portfolio with staggered maturities. The Company generally maintains in its portfolio fixed interest rate loans with terms less than 20 years. By policy, the Company may only maintain up to 5% of the loan portfolio in fixed rate loans exceeding 20 years. Thirty-year fixed rate loans not held in portfolio are held for sale into the secondary market. The Company manages interest rate and credit risk associated with the mortgage loans held for sale and outstanding loan commitments through utilization of forward sale commitments of mortgage-backed securities for the purpose of passing along these risks to acceptable third parties. Management generally enters into forward sale commitments to minimize the exposure to longer term fixed rate mortgages in mortgage loans held for sale and mortgage commitments where interest rate locks have been granted. At March 31, 2003, there were $1.0 million in outstanding forward sale commitments. To manage interest rate risk within the loan portfolio, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate.

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

GAP ANALYSIS. At March 31, 2003, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $19.8 million, representing a cumulative one-year gap ratio of a negative 6.99%.

CHANGES IN NET INTEREST INCOME AND NET PORTFOLIO VALUE. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Net Interest Income Percent Change" measures the change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Net Portfolio Value Percent Change" measures changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes March 31, 2003 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.

CHANGE  IN  INTEREST  RATES
    INCREASE  (DECREASE)
        BASIS  POINTS          NET  INTEREST  INCOME         NETPORTFOLIO  VALUE
        (RATE  SHOCK)          PERCENTAGE CHANGE             PERCENTAGE CHANGE
--------------------------------------------------------------------------------
            300                         -6.09%                       -14.99%
            200                         -3.71%                      -  8.64%
            100                         -1.42%                      -  3.26%
           Base  Case
           (100)                         0.31%                         0.10%
           (200)                      -  0.26%                         4.01%
           (300)                      -  4.49%                         9.36%

ITEM 4 - CONTROLS AND PROCEDURES

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

On January 13, 2003, the Company completed the purchase of 160,114 shares of common stock at a price of $2.3 million, or $14.60 per share, from Jewelcor ("the Repurchase"). As part of the repurchase agreement, Jewelcor agreed to stipulate to the discontinuance with prejudice of the lawsuit entitled "Jewelcor Management, Inc. v. Pathfinder Bancorp, Inc.", and withdrew a shareholder proposal previously submitted by Jewelcor. In addition, Mr. Holtzman and Jewelcor, as well as those persons and entities who signed the Schedule 13D with Mr. Holtzman with respect to the Company's common stock, agreed in writing, that neither they nor their affiliates will purchase shares of the Company's common stock for a period of five years.

CHANGES IN SECURITIES
---------------------

Not applicable

DEFAULTS UPON SENIOR SECURITIES
-------------------------------

Not applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

Not applicable

OTHER INFORMATION
-----------------

On March 18, 2003, the Board of Directors declared a $.10 cash dividend to shareholders of record as of March 31, 2003, payable on April 14, 2003.

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

The Company has two Current Reports on Form 8-K during the first quarter ending March 31, 2003 dated January 8, 2003 and January 13, 2003 reporting press releases regarding the relocation of the Fulton branch and the announcement of the Company's privately negotiated purchase of 160,114 shares of its common stock from Jewelcor Management Inc., respectively.
                                       18

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

3 . Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


May  14,  2003               /s/  Thomas  W.  Schneider
--------------               --------------------------
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

3 . Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

May  14,  2003                    /s/  James  A.  Dowd
--------------                    --------------------
Date                         Vice  President  and  Chief  Financial  Officer

SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     PATHFINDER  BANCORP,  INC.
     --------------------------



                                      /s/  Thomas  W.  Schneider
                                      --------------------------
Date:   May  14,  2003              Thomas  W.  Schneider
        --------------              President,  Chief  Executive  Officer


                                      /s/  James  A.  Dowd
                                      -------------------
Date:   May  14,  2003              James  A.  Dowd
        --------------              Vice  President,  Chief  Financial  Officer

                                                                    Exhibit 99.1


                            Certification pursuant to
                            18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002




Thomas W. Schneider, President and Chief Executive Officer and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2002 and that to the best of his knowledge:

1) the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.



May  14,  2003           /s/Thomas  W.  Schneider
--------------           ------------------------
Date                     President  and  Chief  Executive  Officer


May  14,2003             /s/  James  A.  Dowd
------------             --------------------
Date                     Vice  President  and  Chief  Financial  Officer