Form 10-Q
period 2003-06-30
PATHFINDER BANCORP INC
filed 2003-08-15
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                           QUARTER ENDED JUNE 30, 2003

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


                                   16-1540137
                                   ----------
                     (I.R.S. Employer Identification Number)


                 214  W.  1st  Street
                 Oswego,  New  York                         13126
-----------------------------------                       ---------
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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      X     No  ____
                                              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,431,632 shares of the Company's common stock outstanding as of August 8, 2003.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  1          FINANCIAL  INFORMATION                                  PAGE

Item  1.     Financial  Statements

               Consolidated  Balance  Sheets                                1
               Consolidated  Statements  of  Income                       2-3
               Consolidated  Statements  of  Shareholders'  Equity          4
               Consolidated  Statements  of  Cash  Flows                    5
               Notes  to  Consolidated  Financial  Statements             6-7

Item  2.     Management's  Discussion  and  Analysis  of Financial       8-13
             Condition  and  Results  of  Operations

Item  3.     Quantitative and Qualitative Disclosure about Market       14-16
             Risk

Item  4.     Control  and  Procedures                                      17

PART  II     OTHER  INFORMATION                                         18-19

             Item  1. Legal  proceedings
             Item  2. Change  in  securities
             Item  3. Defaults  upon  senior  securities
             Item  4. Submission  of  matters  to  a  vote  of security holders
             Item  5. Other  information
             Item  6. Exhibits  and  Reports  on  Form  8-K


SIGNATURES


                                           PATHFINDER  BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CONDITION
                                JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002



                                                                                    June 30,      December 31,
                             ASSETS                                                     2003            2002
---------------------------------------------------------------------------------------------------------------
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,654,667   $   7,026,126
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,523,271       6,714,279
                                                                                  -------------  --------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     7,177,938      13,740,405
Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    66,951,482      62,505,544
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . .     5,644,987       3,616,711
Loans:
   Real estate residential . . . . . . . . . . . . . . . . . . . . . . . . . . .   125,592,960     119,560,715
   Real estate commercial. . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,082,077      32,657,177
   Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,044,256      15,068,204
   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,921,756      13,196,188
                                                                                  -------------  --------------
     Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   184,641,049     180,482,284
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     1,582,076       1,480,874
                                                                                  -------------  --------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .   183,058,973     179,001,410

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .     6,124,394       5,622,171
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,319,409       1,334,126
Other real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,582,622       1,395,714
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,840,226       3,840,226
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       961,125       1,073,182
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,466,387       6,926,378
                                                                                  -------------  --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $283,127,543   $ 279,055,867
                                                                                  =============  ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Deposits:
  Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $187,705,138   $ 188,757,723
  Non-interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,817,591      15,764,382
                                                                                  -------------  --------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   204,522,729     204,522,105
Borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48,160,000      42,860,000
Company obligated mandatorily redeemable preferred securities of subsidiary,
Pathfinder Statutory Trust I, holding solely junior subordinated debentures
of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,000,000       5,000,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,956,698       3,443,740
                                                                                  -------------  --------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   261,639,427     255,825,845
                                                                                  -------------  --------------

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01 and $.10 per share; authorized 10,000,000 shares; 2,916,919 shares issued;  and 2,431,632 and 2,610,496
    shares outstanding, respectively.. . . . . . . . . . . . . . . . . . . . . .        29,169          29,146
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .     7,162,441       7,113,811
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,271,455      19,745,651
   Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . .       592,683         280,905
   Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (100,973)       (124,467)
   Treasury Stock, at cost; 485,287 and 304,173 shares, respectively . . . . . .    (6,466,659)     (3,815,024)
                                                                                  -------------  --------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .    21,488,116      23,230,022
                                                                                  -------------  --------------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . .  $283,127,543   $ 279,055,867
                                                                                  =============  ==============

The accompanying notes are an integral part of the consolidated financial statements.


                                  PATHFINDER  BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                         (UNAUDITED)


                                                               For the three   For the three
                                                                months ended    months ended
                                                               June 30, 2003   June 30, 2002
                                                               --------------  --------------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,214,487  $    3,244,249
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .          47,564          26,465
    State and political subdivisions. . . . . . . . . . . . .          59,131          78,260
    Corporate obligations . . . . . . . . . . . . . . . . . .         184,393         310,436
    Marketable equity securities. . . . . . . . . . . . . . .          52,287          37,740
    Mortgage-backed securities. . . . . . . . . . . . . . . .         305,754         204,900
    Federal funds sold and interest-bearing deposits. . . . .          13,133          11,288
                                                               --------------  --------------
       Total interest income. . . . . . . . . . . . . . . . .       3,876,749       3,913,338

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .         979,717       1,170,377
  Interest on borrowed funds. . . . . . . . . . . . . . . . .         552,086         558,570
                                                               --------------  --------------
       Total interest expense . . . . . . . . . . . . . . . .       1,531,803       1,728,947
                                                               --------------  --------------

          Net interest income . . . . . . . . . . . . . . . .       2,344,946       2,184,391
  Provision for loan losses . . . . . . . . . . . . . . . . .         259,970         907,348
                                                               --------------  --------------
          Net interest income after provision for loan losses       2,084,976       1,277,043
                                                               --------------  --------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .         215,762         155,004
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .          77,399          78,419
  Increase in value of bank owned life insurance. . . . . . .          42,867          45,582
  Net gain on securities. . . . . . . . . . . . . . . . . . .         355,206         573,364
  Net gain on loans/real estate . . . . . . . . . . . . . . .         136,214         138,833
  Other charges, commissions & fees . . . . . . . . . . . . .         147,014         120,260
                                                               --------------  --------------
          Total other income. . . . . . . . . . . . . . . . .         974,462       1,111,462
                                                               --------------  --------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .       1,083,580         950,666
  Building occupancy. . . . . . . . . . . . . . . . . . . . .         248,704         189,495
  Data processing expenses. . . . . . . . . . . . . . . . . .         218,221         183,382
  Professional and other services . . . . . . . . . . . . . .         193,986         224,643
  Amortization of intangible asset. . . . . . . . . . . . . .          55,623               -
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .         540,195         341,515
          Total other expenses. . . . . . . . . . . . . . . .       2,340,309       1,889,701
                                                               --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . . . .         719,129         498,804
Provision for income taxes. . . . . . . . . . . . . . . . . .         202,534         138,833
                                                               --------------  --------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $      516,595  $      359,971
                                                               --------------  --------------


     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $         0.21  $         0.14
                                                               ==============  ==============
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $         0.21  $         0.14
                                                               ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.


                                  PATHFINDER  BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                         (UNAUDITED)


                                                                For the six     For the six
                                                                months ended    months ended
                                                               June 30, 2003   June 30, 2002
                                                               --------------  --------------
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,480,294  $    6,501,611
  Interest and dividends on investments:
    U.S. Treasury and agencies. . . . . . . . . . . . . . . .          86,848          64,514
    State and political subdivisions. . . . . . . . . . . . .         120,687         157,463
    Corporate obligations . . . . . . . . . . . . . . . . . .         443,045         627,749
    Marketable equity securities. . . . . . . . . . . . . . .         106,983          61,571
    Mortgage-backed securities. . . . . . . . . . . . . . . .         615,075         474,373
    Federal funds sold and interest-bearing deposits. . . . .          24,804          15,140
                                                               --------------  --------------
       Total interest income. . . . . . . . . . . . . . . . .       7,877,736       7,902,421

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .       2,007,188       2,390,706
  Interest on borrowed funds. . . . . . . . . . . . . . . . .       1,124,815       1,128,463
                                                                -------------  --------------
       Total interest expense . . . . . . . . . . . . . . . .       3,132,003       3,519,169
                                                               --------------  --------------

          Net interest income . . . . . . . . . . . . . . . .       4,745,733       4,383,252
  Provision for loan losses . . . . . . . . . . . . . . . . .         365,826       1,069,581
                                                               --------------  --------------
          Net interest income after provision for loan losses       4,379,907       3,313,671
                                                               --------------  --------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .         377,235         296,708
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .         127,194         123,741
  Increase in value of bank owned life insurance. . . . . . .          85,734         120,164
  Net gain on securities. . . . . . . . . . . . . . . . . . .         520,600         617,320
  Net gain on loans/real estate . . . . . . . . . . . . . . .         178,520         128,274
  Other charges, commissions & fees . . . . . . . . . . . . .         249,158         225,130
                                                                -------------  --------------
          Total other income. . . . . . . . . . . . . . . . .       1,538,441       1,511,337
                                                               --------------  --------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .       2,196,187       1,734,542
  Building occupancy. . . . . . . . . . . . . . . . . . . . .         505,931         369,234
  Data processing expenses. . . . . . . . . . . . . . . . . .         416,302         401,394
  Professional and other services . . . . . . . . . . . . . .         357,163         405,677
  Amortization of intangible asset. . . . . . . . . . . . . .         112,058               -
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .         954,326         664,267
          Total other expenses. . . . . . . . . . . . . . . .       4,541,967       3,575,114
                                                               --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . . . .       1,376,381       1,249,894
Provision for income taxes. . . . . . . . . . . . . . . . . .         366,847         339,373
                                                               --------------  --------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,009,534  $      910,521
                                                               ==============  ==============

     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $         0.42  $         0.36
                                                               ==============  ==============
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $         0.41  $         0.35
                                                               ==============  ==============



The accompanying notes are an integral part of the consolidated financial statements.


                                                    PATHFINDER BANCORP, INC.
                                          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 SIX MONTHS ENDED JUNE 30, 2003
                                                           (unaudited)



                                                                                      Additional
                                                               Common Stock Issued       Paid in       Retained   Comprehensive
                                                             Shares           Amount     Capital       Earnings     Income(Loss)
                                                      --------------------  ----------  ----------  --------------  ------------


BALANCE, DECEMBER 31, 2002 . . . . . . . . . . . . .            2,914,669   $   29,146  $7,113,811  $   19,745,651
Comprehensive income:
  Net income . . . .                                          . . . . . . . . . . . . . . . .            1,009,534    1,009,534
  Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding gains arising during period.                                                                  1,046,230
     Reclassification adjustment for gains included
       in net income . . . . . . . . . . . . . . . .                                                                   (520,600)
                                                                                                                      -----------
  Other comprehensive income, before tax . . . . . .                                                                    525,630
  Income tax provision . . . . . . . . . . . . . . .                                                                   (213,852)
                                                                                                                      -----------
  Other comprehensive income, net of tax . . . . . .                                                                    311,778
                                                                                                                      -----------
Comprehensive income:. . . . . . . . . . . . . . . .                                                                  1,321,312
                                                                                                                      ==========
ESOP shares earned                      . . . . . . . . . . . . . . . . .                   33,848
Stock option exercised . . . . . . . . . . . . . . .                2,250           23      14,782
Treasury stock purchased
Dividends declared ($.20 per share). . . . . . . . .                                                      (483,730)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003 . . . . . . . . . . . . . . .            2,916,919   $   29,169  $7,162,441  $   20,271,455
================================================================================================================================



                                                          Accumulated
                                                           Other Com-      Unearned
                                                          prehensive        ESOP        Treasury
                                                         Income(Loss)      Shares        Stock          Total
                                                         -----------------------------------------------------


Balance, December 31, 2002 . . . . . . . . . . . . .  $   280,905      $  (124,467)    $(3,815,024)   $23,230,022
Comprehensive income:
  Net income . . . . . . . . . . . . . .                                                . . . . . .     1,009,534
  Other comprehensive income, net of tax
     Unrealized gains on securities:
     Unrealized holding gains arising during period
     Reclassification adjustment for gains included
       in net income
  Other comprehensive income, before tax
  Income tax provision
  Other comprehensive income, net of tax . . . . . .      311,778                                        311,778
Comprehensive income:
ESOP shares earned . . . . . . . . . . . . . . . . .                        23,494                        57,342
Stock option exercised . . . . . . . . . . . . . . .                                                      14,805
Treasury stock purchased . . . . . . . . . . . . . .                                   (2,651,635)    (2,651,635)
Dividends declared ($.20 per share). . . . . . . . .                                                    (483,730)
-----------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003 . . . . . . . . . . . . . . .  $   592,683      $  (100,973)    $(6,466,659)  $21,488,116
=================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                                 PATHFINDER BANCORP, INC.
                                 STATEMENTS OF CASH FLOWS
                       June 30, 2003 and June 30, 2002 (Unaudited)


                                                          June 30,       June 30,
                                                            2003           2002
                                                        -------------  -------------
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .  $  1,009,534   $    910,521
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Provision for loan losses. . . . . . . . . . . . . .       365,826      1,069,581
  ESOP and other stock-based compensation earned . . .        57,342         58,577
  Proceeds from sale of loans. . . . . . . . . . . . .     6,571,595     13,202,434
  Originations of loans held-for-sale. . . . . . . . .    (8,513,718)   (10,945,433)
  Realized (gain)/loss on:
    Sale of real estate loans through foreclosure. . .       (86,360)         1,788
    Loans. . . . . . . . . . . . . . . . . . . . . . .       (86,153)       (17,083)
    Available-for-sale investment securities . . . . .      (520,600)      (617,320)
  Depreciation . . . . . . . . . . . . . . . . . . . .       247,704        235,698
  Amortization of intangible . . . . . . . . . . . . .       112,057              -
  Amortization of deferred financing costs . . . . . .        15,102              -
  Increase in surrender value of life insurance. . . .       (85,734)      (120,164)
  Net accretion of premiums and discounts
    on investment securities . . . . . . . . . . . . .        83,028        (11,470)
  Decrease in interest receivable. . . . . . . . . . .        14,717        249,595
  Net change in other assets and liabilities . . . . .       670,642       (628,124)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. .      (145,018)     3,388,600
                                                        -------------  -------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale   (22,237,847)    (3,299,497)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale . . . . .    11,079,486      4,936,777
  Proceeds from sale:
    Real estate acquired through foreclosure . . . . .       415,167        295,946
    Available-for-sale investment securities . . . . .     7,675,625      1,801,851
  Net increase in loans. . . . . . . . . . . . . . . .    (4,939,104)    (9,538,990)
  Purchase of premises and equipment . . . . . . . . .      (749,927)      (480,377)
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . .    (8,756,600)    (6,284,290)
                                                        -------------  -------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits. . . . . . . . . . . . . . . .     1,362,039      7,536,973
  Net (decrease) increase in time deposits . . . . . .    (1,361,415)       220,324
  Net proceeds from borrowings . . . . . . . . . . . .     5,300,000              -
  Proceeds from issuance of trust preferred securities             -      5,000,000
  Proceeds from exercise of stock options. . . . . . .        14,805         56,633
  Cash dividends . . . . . . . . . . . . . . . . . . .      (324,643)      (138,791)
  Treasury stock purchased . . . . . . . . . . . . . .    (2,651,635)       (48,835)
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . .     2,339,151     12,626,304
                                                        -------------  -------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . .    (6,562,467)     9,730,614
 Cash and cash equivalents at beginning of period. . .    13,740,405      7,445,844
  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .  $  7,177,938   $ 17,176,458
                                                        =============  =============

CASH PAID DURING THE PERIOD FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . .  $  3,156,422   $  3,520,084
  Income taxes paid. . . . . . . . . . . . . . . . . .             -        625,000

NON-CASH INVESTING ACTIVITY:
  Transfer of loans to other real estate . . . . . . .       515,715        104,359
  Increase in unrealized gains and losses on
  available-for-sale investments securities. . . . . .      (525,630)       (89,326)

NON-CASH FINANCING ACTIVITY:
  Dividends declared and unpaid. . . . . . . . . . . .       244,188         71,713


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

Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)  EARNINGS  PER  SHARE

Basic earnings per share have been computed based upon net income for the three months and six months ended June 30, using 2,416,888 and 2,431,556 weighted average common shares outstanding for 2003 and 2,576,769 and 2,574,159 for 2002, respectively. Diluted earnings per share for the three month and six month period ending June 30, 2003 and 2002 have been computed using 2,463,962, 2,626,890, 2,477,236 and 2,624,452 shares, respectively. Dilutive earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

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

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, had been applied to the Company's stock-based compensation plan:


                                        For  quarter  ended  June  30,
                                                 2003          2002
---------------------------------------------------------------------
Net Income:
As reported . . . . . . . . . . . . . . . . .  $516,595     $359,971
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect. . . . . . .     7,070       27,192
---------------------------------------------  --------     --------
Pro forma net income. . . . . . . . . . . . .  $509,525     $332,779

                        For  quarter  ended  June 30,
                           2003              2002
-------------------------------------------------------

Earnings per share:  Basic   Diluted   Basic   Diluted
-------------------  ------  --------  ------  --------
As reported . . . .  $ 0.21  $   0.21  $ 0.14  $   0.14
Pro forma . . . . .  $ 0.21  $   0.21  $ 0.13  $   0.13


                                      For  six  months  ended  June  30,
                                                 2003      2002
--------------------------------------------------------------------------------
Net Income:
As reported . . . . . . . . . . . . . . . . .  $1,009,534  $910,521
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect. . . . . . .      14,140     54,384
--------------------------------------------------------------------------------
Pro forma net income. . . . . . . . . . . . .    $995,394   $856,137

                    For  six  months  ended  June  30,
                           2003              2002
-------------------------------------------------------

Earnings per share:  Basic   Diluted   Basic   Diluted
-------------------  ------  --------  ------  --------
As reported . . . .  $ 0.42  $   0.41  $ 0.36  $   0.35
Pro forma . . . . .  $ 0.41  $   0.40  $ 0.33  $   0.33

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

(5)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $570,000 balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of June 30, 2003.

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

GENERAL

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank. At June 30, 2003, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank and Pathfinder Statutory Trust I. At June 30, 2003, 1,583,239 shares, or 65.1%, of the Company's common stock were held by Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent and 848,393 shares, or 34.9%, were held by the public.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income is also affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of securities, loans and other real estate, and non interest expense such as employee compensation and benefits, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

The following discussion reviews the Company's financial condition at June 30, 2003 and the results of operations for the three months and six months ended
June  30,  2003  and  June  30,  2002.

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

FINANCIAL  CONDITION

ASSETS
------

Total assets increased approximately $4.1 million, or 1%, to $283.1 million at June 30, 2003 from $279.1 million at December 31, 2002. The increase in total assets was primarily the result of a $4.4 million increase in investment securities, an increase in net loans receivable of $4.1 million, and a $2.0 million increase in mortgage loans held for sale. The increase in net loans receivable is primarily due to a $6.0 million increase in residential real estate loans and a $726,000 increase in commercial loans, partially offset by a decrease in commercial real estate loans of $2.6 million and consumer loans of $24,000. These increases were partially offset by a $6.6 million decrease in cash and cash equivalents. The decrease in cash and cash equivalents primarily resulted from $5.0 million in cash proceeds received in June 2002 from the Company's participation in a pooled trust preferred issuance. The proceeds have since been invested in the Company's investment and loan portfolios and facilitated the purchase of $2.3 million of treasury stock relating to a privately negotiated stock repurchase agreement in January of 2003.

LIABILITIES
-----------

Total liabilities increased by $5.8 million, or 2%, to $261.6 million at June 30, 2003 from $255.8 million at December 31, 2002. The increase is primarily attributable to a $5.3 million, or 12%, increase in borrowed funds and a $513,000 increase in other liabilities. Borrowed funds were utilized to fund the Company's growth in its investment and loan portfolios.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Shareholders' equity decreased $1.7 million, or 8%, to $21.5 million at June 30, 2003 from $23.2 million at December 31, 2002. The decrease in shareholders' equity primarily results from a $2.7 million increase in treasury stock, offset by an increase in retained earnings of $526,000 and a $312,000 increase in accumulated other comprehensive income. The increase in treasury stock represented the Company's privately negotiated purchase of 160,114 shares of common stock for a price of $2.3 million, or $14.60 per share during the first quarter of 2003. The repurchase represented approximately 6% of the Company's outstanding common stock as of December 31, 2002. The increase in retained earnings is the result of net income of $1.0 million, partially offset by dividends declared of $484,000 during the first six months of 2003. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividends for the quarter ended June 30, 2003 in order to meet its current liquidity obligations.

The Company's primary sources of funds are deposits, amortization and prepayment of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, refer to the Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, loan commitments, the acquisition of fixed assets and the general operating needs of the Company. At the quarter ended June 30, 2003, the Company has $30.4 million in outstanding commitments to extend credit. Management believes the Company has the ability to meet these outstanding credit commitments. The Company also adjusts liquidity as appropriate to meet its assets and liability management objectives. The available liquidity as a percentage of core deposits and total assets exceed the minimum standards established by the liquidity management policy.

RESULTS  OF  OPERATIONS
-----------------------

The Company recorded net income of approximately $517,000 for the three months ended June 30, 2003, as compared to $360,000 for the same period during 2002. The increase in net income of $157,000, or 44%, for the three months ended June 30, 2003, resulted primarily from an increase of $808,000, or 63%, in net interest income after provision for loan losses, offset by a decrease of $137,000, or 12%, in other income, an increase of $450,000, or 24%, in operating expenses and an increase of $64,000, or 46%, in provision for income taxes.

For the six months ended June 30, 2003, the Company recorded net income of $1.0 million as compared to $911,000 for the same period in the prior year. The increase in net income of $99,000, or 11%, for the six months ended June 30, 2003, was primarily the result of an increase in net interest income after provision for loan losses of $1.1 million, or 32%, and an increase of $27,000 in other income, offset by an increase in other operating expenses of $967,000, or 27%, and an increase in provision for income taxes of $27,000, or 8%.

Annualized return on average assets and return on average shareholders' equity were 0.73% and 9.71%, respectively, for the three months ended June 30, 2003 compared to 0.57% and 6.21% for the second quarter of 2002. Earnings per share - basic was $0.21 for the second quarter of 2003 compared to $0.14 for the same period in 2002. For the six months ended June 30, 2003, the same performance measurements were 0.72% and 9.56%, as compared to 0.73% and 7.95% for the same period in the prior year. Earnings per share-basic for the six months ended June 30, 2003 was $0.42 compared to $0.36 for the same period in 2002.

INTEREST  INCOME
----------------

Three  month  period

Interest income, on a tax-equivalent basis, remained relatively consistent, at $3.9 million for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. The average balance of interest-earning assets increased to $253.0 million for the three months ended June 30, 2003 from $231.6 million in the prior year period, offset by a decrease in the tax equivalent yield on average interest-earning assets to 6.16% from 6.81%. The decrease in the tax equivalent yield resulted from the continued period of historically low market interest rates. The decrease in the average yield was mitigated by increased originations of residential real estate loans and an increase in the average balance of investment securities. The increase in loans was primarily due to the Company's continued emphasis on residential real estate financing and the Company competitively pricing home equity loans and lines of credit combined with a marketing effort to increase demand for those loans. The increase in investment securities was primarily due to the investment of excess liquidity arising from the assumption of deposits in connection with the acquisition of the Lacona, New York branch of Cayuga Bank in October of 2002 and proceeds from residential mortgage loan sales.

Interest income on loans receivable remained constant at $3.2 million for the three months ended June 30, 2003 as compared to the same period in the prior year. The average balance of loans receivable increased $9.1 million, or 5%, to $186.7 million at June 30, 2003 from $177.6 million at June 30, 2002. The increase in the average balance was partially offset by a decrease in the average yield on loans receivable to 6.89% from 7.30%.

Interest income on the mortgage-backed securities portfolio increased by $101,000, or 49%, to $306,000 for the three months ended June 30, 2003, from $205,000 for the three months ended June 30, 2002. The increase in interest income on mortgage-backed securities resulted from an increase in the average balance of mortgage-backed securities of $13.6 million, or 88%, partially offset by a decrease in the average yield on mortgage-backed securities to 4.23% from 5.35%.

Interest income on investment securities, on a tax equivalent basis, decreased $116,000, or 24%, for the three months ended June 30, 2003 to $364,000 from $480,000 for the same period in 2002. The decrease resulted primarily from a decrease in the tax equivalent yield of investment securities to 4.35% from 5.48% and a decrease in the average balance of investment securities of $1.5 million, or 4%.

Interest income on interest-earning deposits increased $2,000, to $13,000 from $11,000 for the three months ended June 30, 2003. The increase is the result of a $416,000 increase in the average balance of interest-earning deposits, combined with an increase in the average yield to 1.31% from 1.22% for the same period in the prior year.

Six  Month  Period

Interest income, on a tax equivalent basis, remained relatively consistent at $7.9 million for the six months ended June 30, 2003 and the same period in 2002. The tax-equivalent yield on interest-earning assets decreased to 6.36% from 6.95%, partially offset by an increase in the average balance of interest-earning assets of $20.3 million, or 9%, to $249.2 million from $228.9 million.

For the six months ended June 30, 2003, interest income on loans receivable decreased $19,000 as compared to the same period in the prior year. Average loans receivable increased $10.4 million, or 6%, while the yield on average loans receivable decreased to 6.98% from 7.41%.

For the six months ended June 30, 2003 and 2002, interest income on mortgage-backed securities was $615,000 and $474,000, respectively, an increase of $141,000, or 30%. The increase resulted primarily from an increase in the average balance of mortgage-backed securities of $9.1 million, or 56%, offset by a decrease in the average yield on mortgage-backed securities to 4.88% from 5.88%. The increase in the average balance of mortgage backed securities resulted from purchases of $17.9 million, partially offset by maturities and principal redemptions.

For the six months ended June 30, 2003, tax equivalent interest income on investment securities decreased $155,000, or 16%, to $802,000 compared to $957,000 for the same period in 2002. The decrease resulted primarily from a decrease in the average balance of investment securities of $888,000 and a decrease in the tax equivalent yield on investment securities to 4.68% from 5.44%.

INTEREST  EXPENSE
-----------------

Three  Month  Period

Interest expense for the quarter ended June 30, 2003 decreased by approximately $197,000, or 11%, to $1.5 million from $1.7 million when compared to the same quarter for 2002. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest-bearing deposits to 2.04% from 2.90%, partially offset by an increase of $30.7 million in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits primarily resulted from the branch acquisition, which included the assumption of $26.4 million in deposits, occurring in the fourth quarter of 2002. The average cost of borrowings increased to 4.67% from 4.52%, partially offset by a $2.1 million decrease in the average balance of borrowings. The increase in the cost of borrowings was primarily due to the June 2002 issuance of the $5.0 million in debentures underlying the mandatory redeemable trust preferred security having an average cost of funds of 4.81% for the six months ending June 2003.

Six  Month  Period

For the six months ended June 30, 2003, interest expense decreased $387,000, or 11%, when compared to the first six months of 2002. The decrease in interest expense for the period was the result of a decrease in the average cost of interest bearing liabilities to 2.66%, from 3.35%, offset by an increase in the average balance of interest bearing liabilities of $25.6 million, or 12%. The decrease primarily resulted from the average cost of interest-bearing deposits decreasing to 2.08% from 2.99%, partially offset by 21% increase in the average balance of interest-bearing deposits.


NET  INTEREST  INCOME
---------------------

Net interest income, on a tax equivalent basis, increased $157,000, or 7%, to $2.4 million for the quarter ended June 30, 2003, when compared to the same period in the prior year.

For the six months ended June 30, 2003, net interest income, on a tax equivalent basis, increased $363,000, or 8%, when compared to the same period in the prior year.

Net interest margin for the quarter ended June 30, 2003 decreased to 3.74% from 3.82% when compared to the same period in the prior year. For the six months ended June 30, 2003, net interest margin decreased to 3.85%, from 3.87%.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss reserves are based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends, and current economic conditions, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended June 30, 2003 of $260,000, as compared to a provision of $907,000 for the three months ended June 30, 2002.

In the first six months of 2002, the Company took actions to increase reserves to address the deterioration in credit quality of two commercial lending relationships. During the second half of 2002, the Company foreclosed on the assets of one of the borrowers and transferred the net realizable value of the assets to other real estate owned and charged-off the other relationship. The Company's allowance for loan losses to nonperforming loans ratio improved to 124.37% at June 30, 2003 as compared to 61.15% at June 30, 2002. Similar improvement was noted when comparing the ratio of nonperforming loans to total loans of .69% at June 30, 2003 to the June 30, 2002 ratio of 2.01%. The Company had nonperforming loans of $1.3 million at June 30, 2003. The Company has experienced a reduction in delinquent loans (greater than 30 days past due) to $3.5 million from $6.1 million at December 31, 2002. $2.0 million of the reduction in delinquencies related to the modification of a commercial lending relationship that is now current under the new terms. The decrease in delinquent loans is attributable to management's efforts to improve loan collection procedures, loss mitigation efforts and the retention of an outside consulting firm to perform a review of the commercial loan portfolio.

NONINTEREST  INCOME
-------------------

The Company's noninterest income is principally comprised of fees on deposit accounts and transactions, loan servicing, commissions, and net gains and losses on the sale of securities, loans and other real estate gains and losses. Noninterest income, net of gains and losses from the sale of securities, loans and other real estate, increased 21% to $483,000 for the quarter ended June 30, 2003 compared to $399,000 for the same period in the prior year. The increase in noninterest income is primarily attributable to a $61,000 increase in service charges on deposit accounts and a $27,000 increase in other charges, commissions and fees. The increase in service charges on deposit accounts is primarily attributable to an increase in the number of deposit accounts and the introduction of new services to depositors. Net gains and losses from the sale of securities decreased $218,000 to $355,000 for the quarter ended June 30, 2003 compared to $573,000 for the same period in the prior year.

For the six months ended June 30, 2003, noninterest income, net of gain and losses from the sale of securities, loans and other real estate, increased 10% to $839,000 compared to $766,000 for the same period in the prior year. The increase in noninterest income is primarily attributable to an $81,000 increase in service charges on deposit accounts and a $24,000 increase in other charges, commissions and fees. Net gains and losses from the sale of securities decreased $97,000 to $521,000 from $617,000 for same period in the prior year. The $50,000 increase in net gain on loans and other real estate resulted from an increase in gain recognized on real estate loans sold to the secondary market.

NONINTEREST  EXPENSE
--------------------

Noninterest expenses increased 24% to $2.3 million for the quarter ended June 30, 2003, when compared to the same period in the prior year. The increase in noninterest expenses was due to a $133,000 increase in salary and employee benefits, a $59,000 increase in building occupancy expenses, a $35,000 increase in data processing expenses, a $56,000 increase in the amortization of intangible asset and an $199,000 increase in other expenses. The increases in operating costs are primarily attributable to the operation of an additional branch location acquired in October 2002. Salaries and employee benefits were also impacted by increases in pension benefit costs and health insurance benefits. In addition, the increase in other expenses resulted primarily from $164,000 in nonrecurring expenses relating to personnel realignment. These increases were partially offset by a $31,000 decrease in professional and other services.

For the six months ended June 30, 2003, noninterest expense increased $967,000, or 27%, compared to the same period in 2002. The increase in noninterest expense was the result of a $462,000, or 27%, increase in salary and employee benefits, a $137,000, or 37%, in building occupancy expenses, an $112,000 increase in amortization expenses and a $290,000, or 44%, increase in other expenses. Expense increases primarily resulted from the operation of an additional branch and the amortization of branch acquisition intangibles. In addition, included in other expenses is $164,000 in nonrecurring expenses relating to personnel realignment. These expenses were offset by a reduction of $49,000, or 12%, in professional and other service expense.

INCOME  TAXES
-------------

Income taxes increased $64,000 for the quarter ended June 30, 2003 as compared to the same period in the prior year. This increase was primarily attributable to a $220,000 increase in the Company's pre-tax income. The effective tax rate is consistent at 28% when compared to the same period in the prior year.

For the six months ended June 30, 2003, income taxes increased $27,000, or 8%, as compared to the six months ended June 30, 2002. The effective tax rate is consistent at 27% when compared to the same period in the prior year.

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

The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, three year/one year and five year/one year ARM loans (mortgage loans which are fixed rate for the first three or five years and adjustable annually thereafter) and by maintaining a relatively short term investment securities (original maturities of three to seven years) portfolio with staggered maturities. The Company generally maintains in its portfolio fixed interest rate loans with terms less than 20 years. By policy, the Company may only maintain up to 5% of the loan portfolio in fixed rate loans exceeding 20 years. Thirty-year fixed rate loans not held in portfolio are held for sale into the secondary market. The Company manages interest rate and credit risk associated with the mortgage loans held for sale and outstanding loan commitments through utilization of forward sale commitments of mortgage-backed securities for the purpose of passing along these risks to acceptable third parties. Management generally enters into forward sale commitments to minimize the exposure to longer term fixed rate mortgages in mortgage loans held for sale and mortgage commitments where interest rate locks have been granted. At June 30, 2003, there were $6.0 million in outstanding forward sale commitments. To manage interest rate risk within the loan portfolio, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate.

The Company manages its interest rate sensitivity by monitoring (through simulation and net present value techniques) the impact on its GAP position, net interest income ("earnings at risk"), and the market value of portfolio equity ("value at risk") to changes in interest rates on its current and forecast mix of assets and liabilities. The Company has an Asset-Liability Management Committee which is responsible for reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings.
The Committee meets monthly on a formal basis and reports to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements. The Company does not have a targeted gap range, rather the Board of Directors has set parameters of percentage change by which net interest margin and the market value of portfolio equity are affected by changing interest rates. The Board and management deem these measures to be a more significant and realistic means of measuring interest rate risk.

GAP ANALYSIS. At June 30, 2003, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $25.6 million, representing a cumulative one-year gap ratio of a negative 9.03%.

EARNINGS AT RISK AND VALUE AT RISK. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 50 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Earning at Risk" measures the percentage change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Value at Risk" measures the percentage changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes June 30, 2003 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.

CHANGE  IN  INTEREST  RATES
     INCREASE  (DECREASE)
         BASIS  POINTS                 EARNINGS                   VALUE
         (RATE  SHOCK)                 AT  RISK                  AT  RISK
--------------------------------------------------------------------------------

            300                         -8.47%                    -24.77%
            200                         -5.16%                    -14.72%
            100                         -2.06%                    - 5.57%
           Base  Case
           (100)                         1.52%                      1.32%
           (200)                        -1.12%                      6.49%
           (300)                        -6.81%                     13.89%

ITEM  4  -  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the company's internal control over financial reporting.

PART  II  -  OTHER  INFORMATION
-------------------------------

LEGAL  PROCEEDINGS
------------------

None

CHANGES  IN  SECURITIES
-----------------------

Not  applicable

DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------

Not  applicable

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------

The Company's Meeting of Shareholders was held on April 30, 2003. The following are the items voted on and the results of the shareholder voting.

1. The election of Bruce E. Manwaring, L. William Nelson and George P. Joyce to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified.

                  Name                 For       Withheld
          --------------------     ---------     --------

          Bruce  E.  Manwaring     2,379,273      8,074
          L.  William  Nelson      2,379,273      8,074
          George  P.  Joyce        2,373,119     14,228

Set forth below are the names of the other directors of the Bank and their terms of office.

              Name               Term  Expires
     ----------------------     --------------

     Steven  W.  Thomas              2004
     Corte  J.  Spencer              2004
     Janette  Resnick                2004
     Chris  C.  Gagas                2005
     Thomas  W.  Schneider           2005
     Chris  R.  Burritt              2005
     Raymond  W.  Jung               2005

2. The ratification of the appointment of Pricewaterhouse Coopers, LLP as auditors for the fiscal year ending December 31, 2003.

                                    For       Against      Abstain
                                  ---------   -------      -------
          Number  of  Votes       2,441,882     7,624        1,918

OTHER  INFORMATION
------------------

On June 17, 2003, the Board of Directors declared a $.10 cash dividend to shareholders of record as of June 30, 2003, payable on July 15, 2003. On July 24, 2003, the Board of Directors named Janette Resnick Chair of the Pathfinder Bancorp, Inc. and Pathfinder Bank. Mrs. Resnick replaces Chris C. Gagas who stepped down as chairman. Mrs. Resnick, who joined the board in 1996, assumes the role of chair effective immediately.

EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------
Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

Exhibit 32.1 - Officers' Certification Pursuant to Section 906 of the Sarbanes-Oxley act of 2002.


The Company had two Current Reports on Form 8-K during the second quarter ending June 30, 2003 dated April 25, 2003 and May 14, 2003 reporting the first quarter earnings release and an adjustment to the first quarter earnings release, respectively.

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I,  Thomas  W.  Schneider,  President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pathfinder Bancorp, Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 14, 2003                /s/ Thomas W Schneider
      ----------------------------------------------------------------------
                                      Thomas  W.  Schneider,  President  and
                                      Chief    Executive  Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I,  James  A.  Dowd,  Vice  President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pathfinder Bancorp, Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  August 14, 2003     /s/ James  A . Dowd
      ----------------------------------------------------------------------
                           James  A.  Dowd,  Vice  President  and
                           Chief  Financial  Officer

SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     PATHFINDER  BANCORP,  INC.
     --------------------------



                                            /s/  Thomas  W.  Schneider
                                            --------------------------
Date:     August  14,  2003                      Thomas  W.  Schneider
          -----------------      President,  Chief  Executive  Officer


                                                  /s/  James  A.  Dowd
                                                   -------------------
Date:     August  14,  2003                            James  A.  Dowd
          -----------------         Vice  President,  Chief  Financial
                                                               Officer

                                                                    Exhibit 32.1


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002




Thomas W. Schneider, President and Chief Executive Officer and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2003 and that to the best of his knowledge:

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



August  14,  2003           /s/Thomas  W.  Schneider
-----------------           ------------------------
Date                        President  and  Chief  Executive  Officer


August  14,2003           /s/  James  A.  Dowd
---------------           --------------------
Date                      Vice  President  and  Chief  Financial  Officer