Form 10-Q
period 2003-09-30
PATHFINDER BANCORP INC
filed 2003-11-14
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2003

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


                 214  W.  1st  Street
                 Oswego,  New  York                  13126
-------------------------------------------------------------
(Address  of  principal  executive  office)       (Zip  Code)


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

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).      Yes  No   X
                                                       --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,433,132 shares of the Company's common stock outstanding as of November 10, 2003.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  1          FINANCIAL  INFORMATION                                PAGE

Item  1.    Financial  Statements

           Consolidated  Statements  of  Condition                     1
           Consolidated  Statements  of  Income                        2-3
           Consolidated  Statements  of  Shareholders'  Equity         4
           Consolidated  Statements  of  Cash  Flows                   5
           Notes  to  Consolidated  Financial  Statements              6-10

Item  2.  Management's  Discussion  and  Analysis  of  Financial      11-18
          Condition  and  Results  of  Operations

Item  3.  Quantitative  and  Qualitative  Disclosure  about  Market   19-21
          Risk

Item  4.  Control  and  Procedures                                    22

PART  II  OTHER  INFORMATION                                          23

          Item  1.     Legal  proceedings
          Item  2.     Change  in  securities
          Item  3.     Defaults  upon  senior  securities
          Item  4.     Submission  of  matters  to  a  vote
                        of security holders
          Item  5.     Other  information
          Item  6.     Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                            PATHFINDER  BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CONDITION
                               SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002



                                                                                   September 30,    December 31,
                                                                                       2003             2002
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,238,186   $   7,026,126
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .         352,766       6,714,279
                                                                                  ---------------  --------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       8,590,952      13,740,405
Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      62,681,278      62,505,544
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . .       4,194,209       3,616,711
Loans:
   Real estate residential . . . . . . . . . . . . . . . . . . . . . . . . . . .     129,818,714     119,560,715
   Real estate commercial. . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,420,789      32,657,177
   Consumer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,299,445      15,068,204
   Commercial. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,686,682      13,196,188
                                                                                  ---------------  --------------
     Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     194,225,630     180,482,284
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .       1,699,859       1,480,874
                                                                                  ---------------  --------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     192,525,771     179,001,410

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .       6,449,249       5,622,171
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,393,418       1,334,126
Other real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         361,996       1,395,714
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,840,226       3,840,226
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         905,503       1,073,182
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,535,008       6,926,378
                                                                                  ---------------  --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  287,477,610   $ 279,055,867
                                                                                  ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

Deposits:
  Interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  193,369,414   $ 188,757,723
  Non-interest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,724,645      15,764,382
                                                                                  ---------------  --------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     212,094,059     204,522,105
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,200,000         700,000
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,860,000      42,160,000
Company obligated mandatorily redeemable preferred securities of subsidiary. . .       5,000,000       5,000,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,949,170       3,443,740
                                                                                  ---------------  --------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     266,103,229     255,825,845
                                                                                  ---------------  --------------

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01 per share; authorized 10,000,000 shares;
    2,918,419 and 2,914,669 shares issued;  and 2,433,132 and 2,610,496
    shares outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .          29,184          29,146
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .       7,194,509       7,113,811
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,520,702      19,745,651
   Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . .         186,048         280,905
   Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (89,403)       (124,467)
   Treasury Stock, at cost; 485,287 and 304,173 shares, respectively . . . . . .      (6,466,659)     (3,815,024)
                                                                                  ---------------  --------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .      21,374,381      23,230,022
                                                                                  ---------------  --------------

     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . .  $  287,477,610   $ 279,055,867
                                                                                  ===============  ==============

The accompanying notes are an integral part of the consolidated financial statements.


                                         PATHFINDER  BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                                (UNAUDITED)


                                                                     For the three        For the three
                                                                     months ended         months ended
                                                                  September 30, 2003   September 30, 2002
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         3,167,151  $         3,191,513
  Interest and dividends on investments:
    U.S. Treasury and agencies . . . . . . . . . . . . . . . . .               41,291               53,370
    Tax-exempt securities. . . . . . . . . . . . . . . . . . . .               53,670               77,429
    Corporate obligations. . . . . . . . . . . . . . . . . . . .              148,428              279,202
    Marketable equity securities . . . . . . . . . . . . . . . .               27,677               47,851
    Mortgage-backed securities . . . . . . . . . . . . . . . . .              236,541              208,655
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,434               60,168
                                                                  -------------------  -------------------
       Total interest income . . . . . . . . . . . . . . . . . .            3,677,192            3,918,188

INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . .              884,128            1,139,458
  Interest on borrowed funds . . . . . . . . . . . . . . . . . .              486,964              557,454
  Interest on company obligated mandatorily redeemable preferred
     securities of subsidiary. . . . . . . . . . . . . . . . . .               56,973               71,159
                                                                  -------------------  -------------------
       Total interest expense. . . . . . . . . . . . . . . . . .            1,428,065            1,768,071
                                                                  -------------------  -------------------

          Net interest income. . . . . . . . . . . . . . . . . .            2,249,127            2,150,117
  Provision for loan losses. . . . . . . . . . . . . . . . . . .              126,004              138,424
                                                                  -------------------  -------------------
          Net interest income after provision for loan losses. .            2,123,123            2,011,693
                                                                  -------------------  -------------------

OTHER INCOME:
  Service charges on deposit accounts. . . . . . . . . . . . . .              212,938              155,111
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . . .               61,727               74,368
  Increase in value of bank owned life insurance . . . . . . . .               56,567               43,582
  Net gain on securities . . . . . . . . . . . . . . . . . . . .                2,111                    -
  Net gain on loans/real estate. . . . . . . . . . . . . . . . .              153,068                2,562
  Other charges, commissions & fees. . . . . . . . . . . . . . .              114,388               94,321
                                                                  -------------------  -------------------
          Total other income . . . . . . . . . . . . . . . . . .              600,799              369,944
                                                                  -------------------  -------------------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . . . . . .            1,106,747              999,444
  Building occupancy . . . . . . . . . . . . . . . . . . . . . .              248,707              184,435
  Data processing expenses . . . . . . . . . . . . . . . . . . .              220,893              184,480
  Professional and other services. . . . . . . . . . . . . . . .              222,775              189,538
  Amortization of intangible asset . . . . . . . . . . . . . . .               55,622                    -
  Other expenses . . . . . . . . . . . . . . . . . . . . . . . .              419,063              354,535
          Total other expenses . . . . . . . . . . . . . . . . .            2,273,807            1,912,432
                                                                  -------------------  -------------------

Income before income taxes . . . . . . . . . . . . . . . . . . .              450,115              469,205
Provision for income taxes . . . . . . . . . . . . . . . . . . .              117,395              120,379
                                                                  -------------------  -------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           332,720  $           348,826
                                                                  -------------------  -------------------


     NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . . .  $              0.14  $              0.14
                                                                  ===================  ===================
     NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . . .  $              0.14  $              0.13
                                                                  ===================  ===================

The accompanying notes are an integral part of the consolidated financial statements.


                                         PATHFINDER  BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                                (UNAUDITED)


                                                                     For the nine         For the nine
                                                                     months ended         months ended
                                                                  September 30, 2003   September 30, 2002
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         9,647,445  $         9,693,124
  Interest and dividends on investments:
    U.S. Treasury and agencies . . . . . . . . . . . . . . . . .              128,139              117,884
    Tax-exempt securities. . . . . . . . . . . . . . . . . . . .              174,357              234,892
    Corporate obligations. . . . . . . . . . . . . . . . . . . .              591,473              906,951
    Marketable equity securities . . . . . . . . . . . . . . . .              134,660              109,422
    Mortgage-backed securities . . . . . . . . . . . . . . . . .              851,616              683,028
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .               27,238               75,308
                                                                  -------------------  -------------------
       Total interest income . . . . . . . . . . . . . . . . . .           11,554,928           11,820,609

INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . .            2,891,316            3,530,164
  Interest on borrowed funds . . . . . . . . . . . . . . . . . .            1,491,752            1,685,917
  Interest on company obligated mandatorily redeemable preferred
     securities of subsidiary. . . . . . . . . . . . . . . . . .              177,000               71,159
                                                                  -------------------  -------------------
       Total interest expense. . . . . . . . . . . . . . . . . .            4,560,068            5,287,240
                                                                  -------------------  -------------------

          Net interest income. . . . . . . . . . . . . . . . . .            6,994,860            6,533,369
  Provision for loan losses. . . . . . . . . . . . . . . . . . .              491,830            1,208,005
                                                                  -------------------  -------------------
          Net interest income after provision for loan losses. .            6,503,030            5,325,364
                                                                  -------------------  -------------------

OTHER INCOME:
  Service charges on deposit accounts. . . . . . . . . . . . . .              590,173              451,819
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . . .              188,921              198,109
  Increase in value of bank owned life insurance . . . . . . . .              142,301              163,746
  Net gain on securities . . . . . . . . . . . . . . . . . . . .              522,711              617,320
  Net gain on loans/real estate. . . . . . . . . . . . . . . . .              331,588              137,255
  Other charges, commissions & fees. . . . . . . . . . . . . . .              363,546              319,451
                                                                  -------------------  -------------------
          Total other income . . . . . . . . . . . . . . . . . .            2,139,240            1,887,700
                                                                  -------------------  -------------------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . . . . . .            3,302,934            2,733,986
  Building occupancy . . . . . . . . . . . . . . . . . . . . . .              754,638              553,669
  Data processing expenses . . . . . . . . . . . . . . . . . . .              637,195              585,874
  Professional and other services. . . . . . . . . . . . . . . .              579,938              595,215
  Amortization of intangible asset . . . . . . . . . . . . . . .              167,680                    -
  Other expenses . . . . . . . . . . . . . . . . . . . . . . . .            1,373,389            1,025,221
          Total other expenses . . . . . . . . . . . . . . . . .            6,815,774            5,493,965
                                                                  -------------------  -------------------

Income before income taxes . . . . . . . . . . . . . . . . . . .            1,826,496            1,719,099
Provision for income taxes . . . . . . . . . . . . . . . . . . .              484,242              452,911
                                                                  -------------------  -------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         1,342,254  $         1,266,188
                                                                  ===================  ===================


     NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . . .  $              0.55  $              0.49
                                                                  ===================  ===================
     NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . . .  $              0.54  $              0.48
                                                                  ===================  ===================


The accompanying notes are an integral part of the consolidated financial statements.


                                     PATHFINDER BANCORP, INC.
                           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                           (unaudited)


                                                             Additional
                                          Common Stock Issued   Paid in    Retained
                                          Shares      Amount    Capital     Earnings
                                          --------------------  --------  ----------


BALANCE, DECEMBER 31, 2002 . . . . . . . 2,914,669   $ 29,146  $7,113,811  $19,745,651
Comprehensive income
Net income . . . . . . . . . . . . . . .                                     1,342,254
Other comprehensive income, net of tax:
Unrealized net losses on securities
Total Comprehensive income
ESOP shares earned . . . . . . . . . . .                           53,421
Stock options exercised. . . . . . . . .     3,750         38      27,277
Treasury stock purchased
Dividends declared ($.30 per share). . .                                      (567,203)
---------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003. . . . . .   2,918,419   $ 29,184  $7,194,509  $20,520,702
=======================================================================================

                                            Accumulated
                                            Other Com-      Unearned
                                            prehensive       ESOP        Treasury
                                            Income          Shares        Stock          Total
----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 . . . . . . .  $   280,905   $  (124,467)  $(3,815,024)  $23,230,022
Comprehensive income . . . . . . . . . .            -
Net income .                                           . . . . . . . . . . . . . .    1,342,254
Other comprehensive income, net of tax:.            -
Unrealized net losses on securities. . .      (94,857)                                  (94,857)
Total Comprehensive income . . . . . . .                                              1,247,397
ESOP shares earned . . . . . . . . . . .                     35,064                      88,485
Stock options exercised. . . . . . . . .                                                 27,315
Treasury stock purchased . . . . . . . .                               (2,651,635)   (2,651,635)
Dividends declared ($.30 per share). . .                                               (567,203)
------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003. . . . . . .  $   186,048   $   (89,403)  $(6,466,659)  $21,374,381
================================================================================================

                                                               Additional
                                          Common Stock Issued   Paid in     Retained
                                            Shares    Amount    Capital     Earnings
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 . . . . . . .  2,894,220   $28,942  $6,917,817  $19,015,639

Net income . . . . .                                    . . . . . . . . . .  1,266,188
Other comprehensive income, net of tax:
Unrealized net losses on securities
Total Comprehensive income
ESOP shares earned . . . . . . . . . . .                           48,243
Stock options exercised. . . . . . . . .     12,466       125      84,474
Treasury stock purchased
Dividends declared ($.22 per share). . .                                      (345,677)
--------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,2002 . . . . . . .  2,906,686   $29,067  $7,050,534  $19,936,150
=======================================================================================

                                          Accumulated
                                           Other Com-     Unearned
                                           prehensive      ESOP        Treasury
                                             Income        Shares       Stock         Total
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 . . . . . . .  $   80,652   $(173,142)  $(3,685,159)  $22,184,749

Net income . . . . . . . . . . . . . . .                                          $1,266,188
Other comprehensive income, net of tax:
Unrealized net losses on securities. . .      81,385                                  81,385
Total Comprehensive income . . . . . . .                                           1,347,573
ESOP shares earned . . . . . . . . . . .                  41,554                      89,797
Stock options exercised. . . . . . . . .                                              84,599
Treasury stock purchased . . . . . . . .                               (129,865)    (129,865)
Dividends declared ($.22 per share). . .                                            (345,677)
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,2002 . . . . . . .  $  162,037   $(131,588)  $(3,815,024)  $23,231,176
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER BANCORP, INC.
                                   STATEMENTS OF CASH FLOWS
                     September 30, 2003 and September 30, 2002 (Unaudited)



                                                          For the nine     For the nine
                                                          months ended     months ended
                                                          September 30,    September 30,
                                                              2003             2002
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . .  $    1,342,254   $    1,266,188
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses . . . . . . . . . . . . . .         491,830        1,208,005
  ESOP and other stock-based compensation earned. . . .          88,485           89,797
  Deferred income tax expense (benefit) . . . . . . . .         181,798         (139,214)
  Proceeds from sale of loans . . . . . . . . . . . . .      14,845,966       15,873,671
  Originations of loans held-for-sale . . . . . . . . .     (15,236,408)     (14,049,992)
  Realized (gain) loss on:
    Sale of real estate loans through foreclosure . . .        (144,532)           9,253
    Loans . . . . . . . . . . . . . . . . . . . . . . .        (187,056)          (2,628)
    Available-for-sale investment securities. . . . . .        (522,711)        (617,320)
  Depreciation. . . . . . . . . . . . . . . . . . . . .         392,587          351,083
  Amortization of intangible. . . . . . . . . . . . . .         167,680                -
  Amortization of deferred financing costs. . . . . . .          22,653            1,312
  Increase in surrender value of life insurance . . . .        (142,301)        (163,746)
  Net accretion of premiums and discounts
    on investment securities. . . . . . . . . . . . . .         180,649          (31,359)
  Increase in interest receivable . . . . . . . . . . .         (59,292)          (2,777)
  Net change in other assets and liabilities. . . . . .         905,850         (442,323)
                                                         ---------------  ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .       2,327,452        3,349,950
                                                         ---------------  ---------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale.     (23,187,784)      (9,915,570)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale. . . . . .      17,171,958        9,335,953
  Proceeds from sale:
    Real estate acquired through foreclosure. . . . . .       1,718,394          311,546
    Available-for-sale investment securities. . . . . .       6,024,059        1,799,602
  Net increase in loans . . . . . . . . . . . . . . . .     (14,565,406)     (11,005,831)
  Purchase of premises and equipment. . . . . . . . . .      (1,219,665)        (660,273)
                                                         ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . .     (14,058,444)     (10,134,573)
                                                         ---------------  ---------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits . . . . . . . . . . . . . . . .      10,861,516        6,542,303
  Net (decrease) increase in time deposits. . . . . . .      (3,289,562)       3,687,675
  Net repayments from short term borrowings . . . . . .       4,500,000      (13,646,500)
  Payments on long-term borrowings. . . . . . . . . . .      (8,000,000)      (3,000,000)
  Proceed from long-term borrowings . . . . . . . . . .       5,700,000       13,850,000
  Proceeds from issuance of trust preferred securities.               -        4,849,000
  Proceeds from exercise of stock options . . . . . . .          27,315           84,599
  Cash dividends. . . . . . . . . . . . . . . . . . . .        (566,095)        (208,719)
  Treasury stock purchased. . . . . . . . . . . . . . .      (2,651,635)        (129,865)
                                                         ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . .       6,581,539       12,028,493
                                                         ---------------  ---------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . .      (5,149,453)       5,243,870
 Cash and cash equivalents at beginning of period . . .      13,740,405        7,593,956
                                                         ---------------  ---------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . .  $    8,590,952   $   12,837,826
                                                         ===============  ===============

CASH PAID DURING THE PERIOD FOR:
  Interest. . . . . . . . . . . . . . . . . . . . . . .  $    4,601,663   $    5,296,620
  Income taxes paid . . . . . . . . . . . . . . . . . .         200,000          690,000

NON-CASH INVESTING ACTIVITY:
  Transfer of loans to other real estate. . . . . . . .         549,215        1,108,693

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


     Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)  EARNINGS  PER  SHARE

     Basic earnings per share have been computed based upon net income for the three months and nine months ended September 30, using 2,415,681 and 2,426,206 weighted average common shares outstanding for 2003 and 2,579,602 and 2,575,993 for 2002, respectively. Diluted earnings per share for the three month and nine month period ending September 30, 2003 and 2002 have been computed using 2,464,041, 2,472,789, 2,617,651 and 2,622,160 shares, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of outstanding stock options using the treasury stock method.

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

     The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, had been applied to the Company's stock-based compensation plan:

                                               For quarter ended September 30,
                                                   2003            2002
                                               --------------------------------

Net Income:
As reported . . . . . . . . . . . . . . . . .  $  332,720        $348,826
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect. . . . . . .       7,070          27,192
---------------------------------------------  --------------------------------
Pro forma net income. . . . . . . . . . . . .  $  325,650        $321,634


                     For the quarter ended September 30,
                             2003            2002
                     -----------------------------------

Earnings per share:  Basic   Diluted   Basic   Diluted
-------------------  ------  --------  ------  --------
As reported . . . .  $ 0.14  $   0.14  $ 0.14  $   0.13
Pro forma . . . . .  $ 0.13  $   0.13  $ 0.12  $   0.12




                                            For nine months ended September 30,
                                                   2003          2002
                                            ------------------------------------
Net Income:
As reported . . . . . . . . . . . . . . . . .  $ 1,342,254     $1,266,188
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect. . . . . . .       21,210         81,576
---------------------------------------------  --------------------------------
Pro forma net income. . . . . . . . . . . . .  $ 1,321,044     $1,184,612


                     For the nine months ended September 30,
                             2003            2002
                     ----------------------------------------
Earnings per share:  Basic   Diluted   Basic   Diluted
-------------------  ------  --------  ------  --------
As reported . . . .  $ 0.55  $   0.54  $ 0.49  $   0.48
Pro forma . . . . .  $ 0.54  $   0.53  $ 0.46  $   0.45


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

(5)  DIVIDEND  RESTRICTIONS

     The Company maintains a restricted capital account with a $728,000 balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of September 30, 2003.

(6)  COMPREHENSIVE  INCOME

     The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2003 and 2002 are as follows:




                                        For the three months    For the nine months
                                        ended September 30,     ended September 30,
                                        2003            2002    2003          2002
                                       ----------------------  ---------------------
Gross change in unrealized gains on
 securities available for sale. . . .  $ (681,614)  $   46,015   $ 364,616   $ 752,661
Reclassification adjustment for gains
 included in net income . . . . . . .      (2,111)           -    (522,711)   (617,320)
Tax effect. . . . . . . . . . . . . .     277,090      (18,405)     63,238     (53,956)
---------------------------------------------------------------------------------------

Net of tax amount . . . . . . . . . .  $ (406,635)  $   27,610  $  (94,857)  $  81,385
=======================================================================================


(7)  NEW  ACCOUNTING  STANDARDS

     In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and did not result in any significant impact on the Company's financial condition or results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying factor that is related to an asset, liability or equity security of the guaranteed party which would include financial and standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

     Outstanding letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of noncompliance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $783,000 of outstanding letters of credit as of September 30, 2003. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

     Of these letters of credit, $0 automatically renew within the next twelve months, $657,000 will expire within the next twelve months and $7,500 will expire within thirteen to one hundred and eighty months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company may require collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after September 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after December 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not anticipated to have any material impact on the Corporation's financial condition or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.' This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Corporation's financial condition or results of operations.

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

GENERAL

Throughout the Management's Discussion and Analysis the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank. At September 30, 2003, Pathfinder Bancorp, Inc.'s only business was the 100% ownership of Pathfinder Bank and Pathfinder Statutory Trust I. At September 30, 2003, 1,583,239 shares, or 65.1%, of the Company's common stock were held by Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent and 849,893 shares, or 34.9%, were held by the public.

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

The following discussion reviews the Company's financial condition at September 30, 2003 and the results of operations for the three months and nine months ended September 30, 2003 and September 30, 2002.

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

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated statement of condition. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses.

FINANCIAL  CONDITION

ASSETS
------

Total assets increased approximately $8.4 million, or 3%, to $287.5 million at September 30, 2003 from $279.1 million at December 31, 2002. The increase in total assets was primarily the result of a $13.5 million increase in net loans receivable, partially offset by a $5.1 million decrease in cash and cash equivalents. The increase in net loans receivable is primarily due to a $10.3 million increase in residential real estate loans, a $5.5 million increase in commercial loans and a $1.2 million increase in consumer loans, partially offset by a decrease in commercial real estate loans of $3.2 million. The increase in residential mortgages resulted from the continued period of low market interest rates and customers refinancing into mortgages with term less than 20 years in which the Company holds in portfolio. The increase in commercial loans resulted primarily from originating $5.5 million in short term bond anticipation notes to municipalities. The decrease in cash and cash equivalents primarily resulted from the investment of the remaining cash received from the assumption of deposits in October 2002 relating the branch acquisition into the investment and loan portfolio combined with the purchase of $2.3 million of treasury stock relating to a privately negotiated stock repurchase agreement in January 2003.

LIABILITIES
-----------

Total liabilities increased by $10.3 million, or 4%, to $266.1 million at September 30, 2003 from $255.8 million at December 31, 2002. The increase is primarily attributable to a $7.6 million, or 4%, increase in deposits, a $2.2 million increase in borrowed funds and a $505,000 increase in other liabilities. Borrowed funds were utilized to fund the Company's growth in its investment and loan portfolios.

SHAREHOLDERS'  EQUITY
---------------------

Shareholders' equity decreased $1.9 million, or 8%, to $21.4 million at September 30, 2003 from $23.2 million at December 31, 2002. The decrease in shareholders' equity primarily results from a $2.7 million increase in treasury stock, partially offset by an increase in retained earnings of $775,000. The increase in treasury stock represented the Company's privately negotiated purchase of 160,114 shares of common stock for a price of $2.3 million, or $14.60 per share during the first quarter of 2003 and other treasury stock purchases of $350,000. The increase in retained earnings is the result of net income of $1.3 million, partially offset by dividends declared of $567,000 during the first nine months of 2003. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, waived its right to receive the dividend for the quarter ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company's primary sources of funds are deposits, amortization, prepayment, and sales of loans and maturities of investment securities and other short-term investments, earnings and funds provided from operations and borrowings. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-bearing instruments and other assets, which provide liquidity to meet lending requirements. For additional information about cash flows from the Company's operating, financing, and investing activities, refer to the Statements of Cash Flows included in the Financial Statements. The Company adjusts its liquidity levels in order to meet funding needs of deposit outflows, loan commitments, the acquisition of fixed assets and the general operating needs of the Company. At the quarter ended

September 30, 2003, the Company had $24.9 million in outstanding commitments to extend credit. Management believes the Company has the ability to meet these outstanding credit commitments. The Company also adjusts liquidity as appropriate to meet its assets and liability management objectives. The available liquidity as a percentage of core deposits and total assets exceed the minimum standards established by the liquidity management policy.

RESULTS  OF  OPERATIONS
-----------------------

The Company recorded net income of approximately $333,000 for the three months ended September 30, 2003, as compared to $349,000 for the same period during 2002. The decrease in net income of $16,000, or 5%, for the three months ended September 30, 2003, resulted primarily from an increase in operating expenses of $361,000, or 19%, offset by an increase of $111,000, or 6%, in net interest income after provision for loan losses, a $231,000 increase in other income and a $3,000 decrease in provision for income taxes. The higher expenses and earnings are primarily attributable to the operation of an additional branch location.

For the nine months ended September 30, 2003, net income increased $76,000, or 6%, to $1.3 million when compared to the same period in the prior year. The increase in net income for the nine months ended September 30, 2003, was primarily the result of an increase in net interest income after provision for loan losses of $1.2 million, or 22%, and an increase of $252,000 in other income, offset by an increase in other operating expenses of $1.3 million, or 24%, and an increase in provision for income taxes of $31,000, or 7%.

Annualized return on average assets and return on average shareholders' equity were 0.47% and 6.29%, respectively, for the three months ended September 30, 2003 compared to 0.54% and 6.02% for the third quarter of 2002. Earnings per share - basic was $.14 for the third quarters of 2003 and 2002. For the nine months ended September 30, 2003, the same performance measurements were 0.63% and 8.47%, as compared to 0.68% and 7.32% for the same period in the prior year. Earnings per share-basic for the nine months ended September 30, 2003 was $.55 compared to $.49 for the same period in 2002.

INTEREST  INCOME
----------------

Three  month  period

Interest income, on a tax-equivalent basis, totaled $3.7 million for the quarter ended September 30, 2003, a decrease of $246,000, or 6%, when compared to the same period of 2002. The average balance of interest-earning assets increased to $250.5 million for the three months ended September 30, 2003 from $240.8 million in the prior year period, offset by a decrease in the tax equivalent yield on average interest-earning assets to 5.91% from 6.55%. The decrease in the tax equivalent yield resulted from the continued period of historically low market interest rates. The decrease in the average yield was mitigated by increased originations of residential real estate loans and an increase in the average balance of investment securities. The increase in loans was primarily due to the Company's continued emphasis on residential real estate financing and the Company competitively pricing home equity loans and lines of credit combined with a marketing effort to increase demand for those loans. The increase in investment securities was primarily due to the investment of excess liquidity arising from the assumption of deposits in connection with the acquisition of the Lacona, New York branch of Cayuga Bank in October of 2002 and proceeds from residential mortgage loan sales.

Interest income on loans receivable remained constant at $3.2 million for the three months ended September 30, 2003 as compared to the same period in the prior year. The average balance of loans receivable increased $16.9 million, or 10%, to $193.6 million at September 30, 2003 from $176.6 million at September 30, 2002. The increase in the average balance was partially offset by a decrease in the average yield on loans receivable to 6.56% from 7.23%.

Interest income on the mortgage-backed securities portfolio increased $28,000, or 13%, to $237,000 for the three months ended September 30, 2003, from $209,000 for the three months ended September 30, 2002. The increase in interest income on mortgage-backed securities resulted from an increase in the average balance of mortgage-backed securities of $13.0 million, or 88%, partially offset by a decrease in the average yield on mortgage-backed securities to 3.42% from 5.67%.

Interest income on investment securities, on a tax equivalent basis, decreased $197,000, or 41%, for the three months ended September 30, 2003 to $287,000 from $484,000 for the same period in 2002. The decrease resulted primarily from a decrease in the tax equivalent yield of investment securities to 4.07% from 5.43% and a decrease in the average balance of investment securities of $7.4 million, or 21%.

Interest income on interest-earning deposits decreased $58,000, to $2,000 from $60,000 for the three months ended September 30, 2003. The decrease is the result of a $12.8 million decrease in the average balance of interest-earning deposits, combined with a decrease in the average yield to .80% from 1.75% for the same period in the prior year.

Nine  Month  Period

Interest income, on a tax-equivalent basis, decreased $279,000, or 2%, to $11.6 million, when compared to the same period in 2002. The tax-equivalent yield on interest-earning assets decreased to 6.07% from 6.82%, partially offset by an increase in the average balance of interest-earning assets of $22.6 million, or 10%, to $255.4 million from $232.8 million.

Interest income on loans receivable for the nine months ended September 30, 2002, decreased $37,000 as compared to the same period in the prior year. Average loans receivable increased $13.6 million, or 8%, while the yield on average loans receivable decreased to 6.80% from 7.35%.

For the nine months ended September 30, 2003 and 2002, interest income on mortgage-backed securities was $852,000 and $683,000, respectively, an increase of $169,000, or 25%. The increase resulted primarily from an increase in the average balance of mortgage-backed securities of $13.3 million, or 85%, offset by a decrease in the average yield on mortgage-backed securities to 3.92% from 5.81%. The increase in the average balance of mortgage backed securities resulted from purchases of $15.6 million, partially offset by maturities and principal redemptions.

For the nine months ended September 30, 2003, tax equivalent interest income on investment securities decreased $362,000, or 25%, to $1.1 million compared to $1.5 million for the same period in 2002. The decrease resulted primarily from a decrease in the average balance of investment securities of $1.7 million and a decrease in the tax equivalent yield on investment securities to 4.33% from 5.49%.

INTEREST  EXPENSE
-----------------

Three  Month  Period

Interest expense for the quarter ended September 30, 2003 decreased by approximately $340,000, or 19%, to $1.4 million from $1.8 million when compared to the same quarter for 2002. The decrease in interest expense for the period was principally the result of the decrease in the average cost of interest-bearing deposits to 1.85% from 2.72%, partially offset by an increase of $23.2 million in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits primarily resulted from the branch acquisition, which included the assumption of $26.4 million in deposits, occurring in the fourth quarter of 2002. The average cost of borrowings decreased to 4.46% from 4.70%, combined with a $4.6 million decrease in the average balance of borrowings. The decrease in the cost of borrowings was primarily due to the downward repricing of the debentures underlying the mandatory redeemable trust preferred security having an average cost of funds of 4.36% for the three months ending September 2003, compared to 5.33% for the same period in 2002. The interest rate on the borrowing is tied to LIBOR (London InterBank Offered Rate)

Nine  Month  Period

For the nine months ended September 30, 2003, interest expense decreased $727,000, or 14%, when compared to the first nine months of 2002. The decrease in interest expense for the period was primarily the result of a decrease in the average cost of interest bearing deposits to 1.98%, from 2.90%, offset by an increase in the average balance of interest bearing deposits of $32.3 million, or 20%.

NET  INTEREST  INCOME
---------------------

Net interest income, on a tax equivalent basis, increased $94,000, or 4%, to $2.3 million for the quarter ended September 30, 2003, when compared to the same period in the prior year.

For the nine months ended September 30, 2003, net interest income, on a tax equivalent basis, increased $448,000, or 7%, when compared to the same period in the prior year.

Net interest margin for the quarter ended September 30, 2003 increased to 3.63% from 3.62% when compared to the same period in the prior year. For the nine months ended Septemer 30, 2003, net interest margin decreased to 3.69%, from 3.79%.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The Company maintains an allowance for loan losses based upon a quarterly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. Loan loss reserves are based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends, and current economic conditions, as well as standards applied by the FDIC. The Company established a provision for possible loan losses for the three months ended September 30, 2003 of $126,000, as compared to a provision of $138,000 for the three months ended September 30, 2002.

The Company's allowance for loan losses to nonperforming loans ratio was 71.19% at September 30, 2003 as compared to 86.57% at September 30, 2002. The ratio of nonperforming loans to total loans was 1.23% at September 30, 2003 as compared to the September 30, 2002 ratio of .95%. The Company had nonperforming loans of $2.4 million at September 30, 2003. The Company has experienced an increase in delinquent loans (greater than 30 days past due) to $7.7 million from $6.1 million at December 31, 2002. Management anticipates that loss mitigation efforts will result in no additional provisions being required.

NONINTEREST  INCOME
-------------------

The Company's noninterest income is principally comprised of fees on deposit accounts and transactions, loan servicing, commissions, and net gains and losses on the sale of securities, loans and other real estate. Noninterest income, net of gains and losses from the sale of securities, loans and other real estate, increased 21% to $446,000 for the quarter ended September 30, 2003 compared to $367,000 for the same period in the prior year. The increase in noninterest income is primarily attributable to a $58,000 increase in service charges on deposit accounts and a $20,000 increase in other charges, commissions and fees. The increase in service charges on deposit accounts is primarily attributable to an increase in the number of deposit accounts and the introduction of new services to depositors. Net gains and losses from the sale of securities, loans and other real estate increased $153,000, to $155,000 for the quarter ended September 30, 2003 compared to $2,000 for the same period in the prior year. The increase resulted primarily from an increase in gains recognized on loan sales to the secondary market and the gains recognized on other real estate.

For the nine months ended September 30, 2003, noninterest income, net of gain and losses from the sale of securities, loans and other real estate, increased 13% to $1.3 million, compared to $1.1 million for the same period in the prior year. The increase in noninterest income is primarily attributable to a $138,000 increase in service charges on deposit accounts and a $44,000 increase in other charges, commissions and fees. Net gains and losses from the sale of securities decreased $95,000, to $523,000, from $617,000 for same period in the prior year. A $194,000 increase in net gain on loans and other real estate resulted from a $156,000 increase in gain recognized on real estate loans sold to the secondary market, and a $38,000 increase in gain recognized on sales of other real estate.

NONINTEREST  EXPENSE
--------------------

Noninterest expense increased 19% to $2.3 million for the quarter ended September 30, 2003, when compared to the same period in the prior year. The increase in noninterest expense was due to increases of $107,000 in salary and employee benefits, $64,000 in building occupancy expenses, $36,000 in data processing expenses, $33,000 in professional and other services, $56,000 in the amortization of intangible asset and $65,000 in other expenses. The increases in operating costs are primarily attributable to the operation of an additional branch location acquired in October 2002. Salaries and employee benefits were also impacted by increases in pension benefit costs and health insurance benefits. The increase in professional and other services related to the payment of television commercial production costs relating to a new advertising campaign.

For the nine months ended September 30, 2003, noninterest expense increased $1.3 million, or 24%, compared to the same period in 2002. The increase in noninterest expense was the result of a $569,000, or 21%, increase in salary and employee benefits, a $201,000, or 36%, increase in building occupancy expenses, a $51,000, or 9% increase in data processing expenses, a $168,000 increase in amortization expenses and a $348,000, or 34%, increase in other expenses. Expense increases primarily resulted from the operation of an additional branch and the amortization of branch acquisition intangibles. In addition, included in other expenses is $164,000 in nonrecurring expenses relating to personnel realignment. These expenses were offset by a reduction of $15,000, or 3%, in professional and other service expense.

INCOME  TAXES
-------------

Income taxes decreased $3,000 for the quarter ended September 30, 2003 as compared to the same period in the prior year. This decrease was primarily attributable to a $19,000 decrease in the Company's pre-tax income. The effective tax rate is consistent at 26% when compared to the same period in the prior year.

For the nine months ended September 30, 2003, income taxes increased $31,000, or 7%, as compared to the nine months ended September 30, 2002. The effective tax rate is consistent at 26% when compared to the same period in the prior year.

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

The Company has further sought to reduce the term of a portion of its rate sensitive assets by originating one year ARM loans, three year/one year and five year/one year ARM loans (mortgage loans which are fixed rate for the first three or five years and adjustable annually thereafter) and by maintaining a relatively short term investment securities (original maturities of three to seven years) portfolio with staggered maturities. The Company generally maintains in its portfolio fixed interest rate loans with terms less than 20 years. By policy, the Company may only maintain up to 5% of the loan portfolio in fixed rate loans exceeding 20 years. Thirty-year fixed rate loans not held in portfolio are held for sale into the secondary market. The Company manages interest rate and credit risk associated with the mortgage loans held for sale and outstanding loan commitments through utilization of forward sale commitments of mortgage-backed securities for the purpose of passing along these risks to acceptable third parties. Management generally enters into forward sale commitments to minimize the exposure to longer term fixed rate mortgages in mortgage loans held for sale and mortgage commitments where interest rate locks have been granted. At September 30, 2003, there were $5.0 million in outstanding forward sale commitments. To manage interest rate risk within the loan portfolio, ARM loans are originated with terms that provide that the interest rate on such loans cannot adjust below the initial rate.

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

GAP ANALYSIS. At September 30, 2003, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $31.6 million, representing a cumulative one-year gap ratio of a negative 10.98%.

EARNINGS AT RISK AND VALUE AT RISK. The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. Net portfolio value (also referred to as market value of portfolio equity) represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities). The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Earning at Risk" measures the percentage change to the next twelve months' projected net interest income, due to parallel shifts in the yield curve. The column "Value at Risk" measures the percentage changes in the current net mark-to-market value of assets and liabilities due to parallel shifts in the yield curve. The base case assumes September 30, 2003 interest rates. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy.

CHANGE  IN  INTEREST  RATES
     INCREASE  (DECREASE)
         BASIS  POINTS                      EARNINGS               VALUE
         (RATE  SHOCK)                      AT  RISK             AT  RISK
--------------------------------------------------------------------------------

            300                            -11.16%              -  31.00%
            200                             -7.19%              -  19.24%
            100                             -3.38%              -   8.15%
           Base  Case
          (100)                              1.38%                  3.64%
          (200)                               .40%                 11.30%
          (300)                             -3.88%                 19.29%

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

Not  applicable

DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------

Not  applicable

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------

Not  applicable

OTHER  INFORMATION
------------------

On September 16, 2003, the Board of Directors declared a $.10 cash dividend to shareholders of record as of September 30, 2003, payable on October 13, 2003.

EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------

Exhibits

Exhibit  No.          Description
------------          -----------
Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
Exhibit 32.1 Section 1350 Certification of the Chief Executive and Chief Financial Officer

Reports  on  Form  8-K

The Company filed two Current Reports on Form 8-K during the third quarter ending September 30, 2003 dated July 21, 2003 and August 12, 2003 reporting the second quarter earnings release and the Board's approval of a change in auditors, respectively.

SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     PATHFINDER  BANCORP,  INC.
     --------------------------



                                        /s/  Thomas  W.  Schneider
                                        --------------------------
Date:     November  14,  2003             Thomas  W.  Schneider
          -------------------             President,  Chief  Executive  Officer


                                       /s/  James  A.  Dowd
                                       -------------------
Date:     November  14,  2003            James  A.  Dowd
          -------------------            Vice  President,  Chief  Financial
                                         Officer

                                                                    Exhibit 31.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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


November  14,  2003               /s/  Thomas  W.  Schneider
-------------------               --------------------------
Date                              President  and  Chief  Executive  Officer

Exhibit  31.2

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


November  14,  2003                    /s/  James  A.  Dowd
-------------------                    --------------------
Date                                    Vice  President  and  Chief  Financial
                                        Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




Thomas W. Schneider, President and Chief Executive Officer and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company") each certify in his capacity as an officer of the Company that he has reviewed the quarterly report of the Company on Form 10-Q for the quarter ended September 30, 2003 and that to the best of his knowledge:

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



November  14,  2003           /s/Thomas  W.  Schneider
-------------------           ------------------------
Date               President  and  Chief  Executive  Officer


November  14,2003           /s/  James  A.  Dowd
-----------------           --------------------
Date               Vice  President  and  Chief  Financial  Officer