Form 10-Q/A
period 2003-09-30
PATHFINDER BANCORP INC
filed 2004-01-05
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                   FORM 10-Q/A

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


           214  W.  1st  Street
            Oswego,  New  York                           13126
------------------------------------------------------------------
(Address  of  principal  executive  office)          (Zip  Code)


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

Pathfinder Bancorp, Inc. has filed this 10-Q/A to amend Exhibits 31.2 and 31.2, Rule 13a-14(a) Certifications of the Chief Executive and Chief Financial Officer pursuant to Section 302 Sarbanes-Oxley Act of 2002, in the Form 10-Q filed for the quarter ended September 30, 2003. The certifications filed in the September 30, 2003 Form 10-Q were based on the prior versions of such certifications.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  II     OTHER  INFORMATION                                   23

          Item  6.     Exhibits


SIGNATURES

PART  II  -  OTHER  INFORMATION
-------------------------------

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




     PATHFINDER  BANCORP,  INC.
     --------------------------



                                     /s/  Thomas  W.  Schneider
                                     --------------------------
Date:     January  5,  2004          Thomas  W.  Schneider
                                     President,  Chief  Executive  Officer


                                    /s/  James  A.  Dowd
                                   -------------------
Date:     January  5,  2004        James  A.  Dowd
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


Date:  January  5,  2004       /s/  Thomas  W.Schneider
                               Thomas  W.  Schneider,
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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5 . The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

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




Date:  January  5,  2004          /s/  James  A.  Dowd
                                  James  A.  Dowd,
                                  Vice  President  and
                                  Chief  Financial  Officer