Form 10-K
period 2003-12-31
PATHFINDER BANCORP INC
filed 2004-03-31
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the transaction period from ___________________ to ______________________
                                  -------------------    ----------------------


                        Commission File Number: 000-23601

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      FEDERAL                                16-1540137
-----------------------------------------------------------------------------
          (State or Other Jurisdiction of     (I.R.S. Employer Identification
           Incorporation or Organization)     (Number)

     214  WEST  FIRST  STREET,  OSWEGO,  NY             13126
     --------------------------------------             -----
     (Address  of  Principal  Executive  Office)     (Zip  Code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES      X       NO
     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this  Form  10-K.   [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES     NO       X
           --------

     As of June 30, 2003 there were 2,916,919 shares issued and 2,431,632 shares outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003 ($14.20) was $8,130,892.


                       DOCUMENTS INCORPORATED BY REFERENCE

1.     Sections  of  Annual  Report  to  Stockholders  for the fiscal year ended
December  31,  2003  (Parts  II  and  IV).
2.    Proxy  Statement  for the 2003 Annual Meeting of Stockholders (Parts I and
III).


                            PATHFINDER BANCORP, INC.
                            FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                       Page

PART I.

Item 1... . . . .Business                                                              3-11

Item 2... . . . .Properties                                                              12

Item 3... . . . .Legal Proceedings                                                       12

Item 4..  .  .  .Submission of Matter to a Vote of Security Holders (This
                 item is omitted since no matters were submitted to a vote of security  holders  during  the  fourth  quarter  of  2003)

PART II.
Item 5... . . . .Market for Registrant's Common Equity, Related Shareholder Matters
                 and  Issuer  Purchases  of  Equity  Securities                          13

Item 6... . . . .Selected Financial Data                                                 13

Item 7.. .  . . .Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   13

Item 7A. .  . .  Quantitative Disclosures about Market Risk                              13

Item 8.. .  . .  Financial Statement and Supplementary Data                           13-16

Item 9.. .  . .  Changes In and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                             16-17

Item 9A. .  . .  Controls and Procedures                                                 17

PART III.

Item 10. .  . .  Directors and Executive Officers of the Registrant                      17

Item 11. .  . .  Executive Compensation                                                  17

Item 12. .  . .  Security Ownership of Certain Beneficial Owners and Management          17

Item 13. .  . .  Certain Relationships and Related Transactions                          18

Item 14. .  . .  Principal Accountant Fees and Services                                  18

PART IV.

Item 15. .  . .  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                          18-19

Signatures                                                                               20


                                     PART I
                                     ------

ITEM  1.     BUSINESS
--------------------------------------------------------------------------------
GENERAL

PATHFINDER  BANCORP,  INC.

     Pathfinder Bancorp, Inc. (the "Company") is a Federal corporation. On July 19, 2001, the Company completed its conversion from a Delaware chartered company to a federal charter. As a result of the charter conversion the Company's chartering authority and primary federal regulator is the Office of Thrift Supervision. References to the Company include the Company before or after the charter conversion. Upon completion of the charter conversion, the outstanding shares of common stock, par value $0.10 per share of Pathfinder Bancorp, Inc. become, by operation of law, common stock, par value $0.01 per share of the
Company on a one-for-one basis. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust I. The Company is majority owned by Pathfinder Bancorp, M.H.C., a Federally-chartered mutual holding company (the "Mutual Holding Company"). At December 31, 2003 the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 848,860 shares of Common Stock (the "Minority Shareholders"). At December 31, 2003, Pathfinder Bancorp, Inc. had total assets of $277.9 million, total deposits of $206.9 million and shareholders' equity of $21.8 million.

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

PATHFINDER  BANK

     The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank has six full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates. At December 31, 2003, the Bank had total assets of $277.5 million, total deposits of $208.4 million, and shareholders' equity of $24.9 million.

     On October 25, 2002, Pathfinder Bank completed the purchase of assets and the assumption of non-municipal deposits of the Lacona, New York branch of Cayuga Bank (the "Branch Acquisition"). In addition, Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area and it assumed the municipal deposit liabilities acquired as part of the Branch Acquisition. The transaction included approximately $26.4 million in deposits, $2.3 million in loans and $430,000 in vault cash and facilities and equipment. The acquisition reflects a premium on deposit liabilities assumed of approximately $2.4 million. As of December 31, 2003, no impairment has been recognized.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate. At December 31, 2003, $173.2 million, or 90% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $129.0 million, or 67%, were loans secured by one- to four-family residences and $31.3 million, or 16%, were secured by commercial real estate. Additionally, $12.9 million, or 7%, of total real estate loans, were secured by second liens on residential properties that are classified in consumer loans. The Bank also originates commercial and consumer loans that totaled $15.1 and $3.9 million, respectively, or 10%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government or agencies thereof. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

     The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

     In April 1999, the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2003, Pathfinder REIT, Inc. held $26.7 million in mortgage and mortgage related assets. All disclosures in the Form 10-K relating to the Bank's loans and investments include loan and investments that are held by Pathfinder REIT, Inc.

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

REGULATION  AND  SUPERVISION

REGULATION

     GENERAL. The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Bank Insurance Fund. The Bank is subject to extensive regulation by the Department, as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 19, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

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

     TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally,
Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

     Further, Section 22(h) of the Federal Reserve Act and its implementing regulations restrict a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts). At December 31, 2003, the Bank was in compliance with these reserve requirements.

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

THE  USA  PATRIOT  ACT

     In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Financial institutions, such as the Bank, have had a federal anti-money laundering obligations for years. As such, the Bank does not believe the USA Patriot Act will have a material impact on its operations.

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

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitionaltests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank cease to retain a bank or thrift charter or make certain non-dividend distributions.

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

STATE  TAXATION

     NEW YORK TAXATION. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.0% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications. Net operating losses arising in can be carried forward to the succeeding 20 taxable years.

     The availability of the Company's Annual Report on Form 10-K may be accessed on the Company's website at WWW.PATHFINDERBANK.COM.

ITEM  2.     PROPERTIES
--------------------------------------------------------------------------------
     The Bank conducts its business through its main office located in Oswego, New York, and five full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2003. The aggregate net book value of the Bank's premises and equipment was $6.7 million at December 31, 2003. For additional information regarding the Bank's properties, see Note 8 to Notes to Financial Statements.





LOCATION                   OPENING DATE  OWNED/LEASED   ANNUAL RENT
-------------------------  ------------  -------------  -----------
Main Office . . . . . . .          1874  Owned                    -
-------------------------
214 West First Street
Oswego, New York  13126

Plaza Branch. . . . . . .          1989  Owned (1)                -
-------------------------
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch . . . . . .          1978  Owned                    -
-------------------------
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch. . . .          1994  Owned                    -
-------------------------
34 East Bridge Street
Oswego, New York  13126

Fulton Branch . . . . . .          1994  Owned (2)                -
-------------------------
114 Oneida Street
Fulton, New York  13069

Lacona Branch . . . . . .          2002  Owned                    -
-------------------------
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch . . . . . .          2003  Owned (3)                -
-------------------------
5 West First Street South
Fulton, New York  13069

     (1) The building is owned; the underlying land is leased paying an annual rent of $20,000
     (2) This branch closed in July of 2003 and the branch was relocated to the 5 West First Street South location in Fulton
     (3) The existing Fulton Branch was moved to this location in July of 2003. The building is owned; the underlying land is leased paying an annual rent of $21,000


ITEM  3.     LEGAL  PROCEEDINGS
--------------------------------------------------------------------------------
     There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

                                     PART II

ITEM  5.     MARKET  FOR  COMPANY'S  COMMON  STOCK  AND  RELATED SECURITY HOLDER
MATTERS
--------------------------------------------------------------------------------
     The "Market for Common Stock" section of the Company's Annual Report to Stockholders, except for information below, is incorporated herein by reference.

DIVIDENDS  AND  DIVIDEND  HISTORY

     The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition , tax considerations, and general economic conditions. The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend. The election to waive the dividend receipt requires prior consent from the Office of Thrift Supervision.

ITEM  6.     SELECTED  FINANCIAL  DATA
--------------------------------------------------------------------------------
     The selected financial information for the year ended December 31, 2003 is filed as part of the Company's Annual Report to Stockholders and is incorporated by reference.

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

The following supplementary data schedules are not included in the Company's Annual Report.

LOAN  DATA

The following table show the amounts of loans outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                    Due Under   Due 1-5    Due Over
                                     One Year    Years    Five Years    Total
                                    ----------  --------  -----------  --------
(In thousands)
Real estate:
Commercial mortgage. . . . . . . .  $    6,703  $ 18,437  $     6,138  $ 31,278
Construction and land development.       4,375         0            0     4,375
Residential mortgage . . . . . . .      31,254    46,588       43,252   121,094
                                        42,332    65,025       49,390   156,747
                                    ----------  --------  -----------  --------
Commercial . . . . . . . . . . . .       1,264     8,862        4,964    15,090
Consumer . . . . . . . . . . . . .      10,557     2,620        3,703    16,880
Total loans. . . . . . . . . . . .  $   54,153  $ 76,507  $    58,057  $188,717
----------------------------------  ----------  --------  -----------  --------
Interest rates:. . . . . . . . . .           0
Fixed. . . . . . . . . . . . . . .      11,770    51,091       55,570   118,431
Variable . . . . . . . . . . . . .      42,383    25,416        2,487    70,286
----------------------------------  ----------  --------  -----------  --------
Total Loans. . . . . . . . . . . .  $   54,153  $ 76,507  $    58,057  $188,717
----------------------------------  ----------  --------  -----------  --------


ANALYSIS  OF  THE  RESERVE  FOR  LOAN  LOSSES  DATA

The following table sets forth the analysis of the allowance for loan losses at or for the periods indicated.

                                                 2003      2002     2001     2000     1999
-------------------------------------------------------------------------------------------
(In thousands)
Balance at beginning of year. . . . . . . . .  $1,481   $ 1,679   $1,274   $1,150   $  939
Provisions charged to operating expenses. . .     598     1,375      708      244      373
-------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off
Commercial. . . . . . . . . . . . . . . . . .       3        56       53        0        0
Consumer. . . . . . . . . . . . . . . . . . .      17        33        9       19       28
Real estate . . . . . . . . . . . . . . . . .      17         0        0        0        0
-------------------------------------------------------------------------------------------
Total recoveries. . . . . . . . . . . . . . .      37        89       62       19       28
-------------------------------------------------------------------------------------------
Loans charged off:
Commercial. . . . . . . . . . . . . . . . . .    (128)   (1,285)     (72)     (38)       0
Consumer. . . . . . . . . . . . . . . . . . .    (189)     (291)    (184)     (61)    (190)
Real estate . . . . . . . . . . . . . . . . .     (84)      (86)    (109)     (40)       0
-------------------------------------------------------------------------------------------
Total charged-off . . . . . . . . . . . . . .    (401)   (1,662)    (365)    (139)    (190)
-------------------------------------------------------------------------------------------
Net charge-offs . . . . . . . . . . . . . . .    (364)   (1,573)    (303)    (120)    (162)
---------------------------------------------  -------  --------  -------  -------  -------
Balance at end of year. . . . . . . . . . . .  $1,715   $ 1,481   $1,679   $1,274   $1,150
===========================================================================================
Net charge-offs to average loans outstanding.    0.19%     0.89%    0.19%    0.08%    0.12%
Allowance for loan losses to year-end loans .    0.91%     0.82%    1.03%    0.86%    0.88%
---------------------------------------------  -------  --------  -------  -------  -------

ALLOCATION  OF  ALLOWANCE  FOR  LOAN  LOSSES

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.





                            2003               2002              2001             2000             1999
----------------------------------------------------------------------------------------------------------
                            % Gross. .           % Gross           % Gross           % Gross         % Gross
                    Amount .  Loans     Amount    Loans     Amount   Loans   Amount   Loans   Amount   Loans
----------------------------------------------------------------------------------------------------------
Commercial loans    $1,218      8.0%    $1,042      7.3%   $1,083     8.8%  $  455     8.6%  $  392    6.5%
Consumer loans .       120      8.9%       136      8.3%      100     7.7%     353     8.6%     318    9.8%
Real estate. . .       377     83.1%       303     84.4%      496    83.5%     466    82.8%     440   83.7%
----------------------------------------------------------------------------------------------------------
Total. . . . . .    $1,715    100.0%    $1,481    100.0%   $1,679   100.0%  $1,274   100.0%  $1,150  100.0%
==========================================================================================================

INVESTMENT  PORTFOLIO

The following table sets forth the carrying value of the Company's investment portfolio and Federal Home Loan Bank Stock at the dates indicated.

                                                         At December 31,
--------------------------------------------------------------------------------
                                                    2003     2002       2001
--------------------------------------------------------------------------------
(In Thousands)
Investment Securities:
  US Government and agency obligations . . . . .  $ 6,354    $ 4,378  $ 5,971
  State and municipal obligations. . . . . . . .    7,359      8,549    6,012
  Corporate debt issues. . . . . . . . . . . . .    6,421     15,375   20,949
  Mortgage-backed securities . . . . . . . . . .   29,734     24,440   14,121
  Equity securities. . . . . . . . . . . . . . .    2,932      6,225    3,227
  Mutual funds . . . . . . . . . . . . . . . . .    6,200      3,070    3,007
--------------------------------------------------------------------------------
                                                   59,000     62,037   53,287
Unrealized loss on available for sale portfolio.      607        469      135
--------------------------------------------------------------------------------
    Total investments. . . . . . . . . . . . . .  $59,607    $62,506  $53,422
================================================================================

SECURITIES  PORTFOLIO  MATURITIES

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities and Federal Home Loan Bank ("FHLB") Stock at December 31, 2003. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.


                                           ONE  YEAR  OR  LESS         ONE  TO  FIVE  YEARS        FIVE  TO  TEN  YEARS
------------------------------------------------------------------------------------------------------------------------
                                                       ANNUALIZED                   ANNUALIZED                ANNUALIZED
                                         CARRYING       WEIGHTED      CARRYING       WEIGHTED     CARRYING      WEIGHTED
                                           VALUE     AVERAGE YIELD      VALUE     AVERAGE YIELD     VALUE    AVERAGE YIELD
------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Debt investment securities:
  U.S. Agency securities . . . . . . .   $     0          0.0%       $  5,590          2.7%       $   744         3.6%
  U.S. Treasury securities . . . . . .   $     0          0.0%       $      0          0.0%       $    20        10.8%
  State and political subdivision. . .   $   575          5.7%       $  2,661          6.6%       $ 1,328         6.2%
  Corporate debt issues. . . . . . . .   $     8          2.9%       $  3,791          5.8%       $   497        10.0%
------------------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . .   $   583          5.7%       $ 12,042          4.4%       $ 2,589         6.2%

  Equity and mortgage-backed securities:
  Mutual funds . . . . . . . . . . . .   $ 6,200          1.0%       $      0          0.0%       $     0         0.0%
  Mortgage-backed securities . . . . .   $     0          0.0%       $  2,413          5.8%       $ 7,290         3.8%
  Common stock and FHLB stock. . . . .   $ 2,932          3.7%       $      0          0.0%       $     0         0.0%
------------------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . . . . .   $ 9,132          1.9%       $  2,413          5.8%       $ 7,290         3.8%

TOTAL INVESTMENT SECURITIES. . . . . .   $ 9,715          2.1%       $ 14,455          4.8%       $ 9,879         4.5%
======================================================================================================================


                                          MORE THAN TEN YEARS          TOTAL INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------
                                                      ANNUALIZED                           ANNUALIZED
                                         CARRYING       WEIGHTED     CARRYING   MARKET      WEIGHTED
                                           VALUE     AVERAGE YIELD     VALUE     VALUE   AVERAGE YIELD
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
Debt investment securities:
  U.S. Agency securities . . . . . . . .  $     -         0.0%       $ 6,334   $ 6,304        2.8%
  U.S. Treasury securities . . . . . . .        -         0.0%            20        22       10.8%
  State and political subdivisions . . .    2,795         6.4%         7,359     7,663        6.4%
  Corporate debt issues. . . . . . . . .    2,125         1.9%         6,421     6,696        5.0%
-----------------------------------------------------------------------------------------------------
Total                                       4,920         4.6%        20,134    20,685        4.8%

Equity and mortgage-backed securities:
  Mutual funds . . . . . . . . . . . . .        -         0.0%         6,200     5,715        1.0%
  Mortgage-backed securities . . . . . .   20,031         4.0%        29,734    29,934        4.1%
 Common stock and FHLB stock. . . . . .         -         0.0%         2,932     3,273        3.7%
-----------------------------------------------------------------------------------------------------
Total                                      20,031         4.0%        38,866    38,922        3.6%

                                        $  24,951         4.1%       $59,000   $59,607        4.0%
===================================================================================================

DEPOSIT  STRUCTURE

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                            Certificates of
                               Deposit of
Remaining Maturity          $100,000 or more
--------------------------  ----------------
                             (In Thousands)
Three Months or less . . .  $          2,336
Three through Six months .             2,987
Six through twelve months.             3,536
Over twelve months . . . .             5,759
--------------------------------------------
    Total. . . . . . . . .  $         14,618
                            ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     During 2003, the Company analyzed the service provided by and associated costs of its external auditing firm. After reviewing proposals from a number of independent accounting firms, the Board of Directors approved the appointment of Beard Miller Company LLP as auditors for the fiscal year ended December 31, 2003. The Company's previous auditor, PricewaterhouseCoopers, LLP ("PwC") was engaged for the examination of the first two quarters Form 10-Q filings during 2003. PwC performed audits of the consolidated financial statements for the two years ended December 31, 2002 and 2001. Their reports on the financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two years ended December 31, 2002 and from December 31, 2002 through the effective date of the PwC termination, there have been no disagreements between the Registrant and PwC on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of such disagreements in connection with their reports on the financial statements for such years.

     During the two years ended December 31, 2002, and from December 31, 2002 until the effective date of the dismissal of PwC, PwC did not advise the Registrant of any of the following matters:

     1. That the internal controls necessary for the Registrant to develop reliable financial statements did not exist.

     2. That information had come to PwC's attention that had lead it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

     3. That there was a need to expand significantly the scope of the audit of the Registrant, or that information had come to PwC's attention that if further investigated: (i) may materially impact the fairness or reliability of either a previously-issued audit report or underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statement covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (ii) may cause it to be unwilling to rely on management's representation or be associated with the Registrant's financial statements and that, due to its dismissal, PwC did not so expand the scope of its audit or conduct such further investigation;

     4. That information had come to PwC's attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously-issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified report on those financial statements), or that, due to its dismissal, there were no such unresolved issues as of the date of its dismissal.

     During the two years ended December 31, 2002, and from December 31, 2002 through the engagement of Beard Miller Company LLP as the Registrant's independent accountant, neither the Registrant nor anyone on its behalf had consulted Beard Miller Company LLP with respect to any accounting, auditing or financial reporting issues involving the Registrant. In particular, there was no discussion with the Registrant regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statement, or any related item.

ITEM  9A.     CONTROLS  AND  PROCEDURES
--------------------------------------------------------------------------------
     Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
--------------------------------------------------------------------------------
     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.

     (b) Set forth below is information concerning the Executive Officers of the Company at December 31, 2003.

       NAME               AGE     POSITIONS  HELD  WITH  THE  COMPANY
--------------------------------------------------------------------------------
Thomas  W.  Schneider     42     President  and  Chief  Executive  Officer

James  A.  Dowd,  CPA     36     Vice  President,  Chief  Financial  Officer

Edward  A.  Mervine       47     Vice  President,  General  Counsel

John  F.  Devlin          39     Vice  President,  Senior  Commercial  Lender

Melissa  A.  Miller       46     Vice  President, Operations, Corporate,
                                 Secretary, Compliance  Officer

Gregory  L.  Mills        43     Vice  President,  Director  of  Marketing,
                                 Branch Administrator

ITEM  11.     EXECUTIVE  COMPENSATION
--------------------------------------------------------------------------------
     Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
     The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------------------------------------------------------------------------------
     The information required by this item is set forth under the caption "Certain Transactions" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
--------------------------------------------------------------------------------
The information required by this item is set forth under the caption "Audit and Related Fees" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
(a)(1)     Financial  Statements

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

          (A)  Independent  Auditors'  Report;

          (B)  Consolidated  Statements  of  Condition  -  December 31, 2003 and
               2002.

          (C) Consolidated Statements of Income - years ended December 31, 2003, 2002 and 2001.

          (D) Consolidated Statements of Changes in Shareholders' Equity - years ended December 31, 2003, 2002 and 2001.

          (E) Consolidated Statements of Cash Flows - years ended December 31, 2003, 2002 and 2001; and

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

     4 Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)

     10.1 Form of Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to the Company's S-8 file no. 333-53027)

     10.2 Form of Pathfinder Bank 1997 Recognition and Retention Plan (Incorporated by reference to the Company's S-8 file no. 333-53027)

     10.3 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to the Company's S-4 file no. 333-36051)

     13   Annual  Report  to  Stockholders

     14   Code  of  Ethics for Directors, Officers and Employees

     21   Subsidiaries  of  Company

     23.1 Consent  of  Beard  Miller  Company  LLP

     23.2 Consent  of  Pricewaterhouse  Coopers  LLP

     31.1 Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief Executive
          Officer

     31.2 Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief Financial
          Officer

     32.1 Section 1350 Certification of the Chief Executive and Chief Financial Officer

     99.1 Report  of  PricewaterhouseCoopers  LLP

(c)     Reports  on  Form  8-K
        ----------------------

     The Company has two Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003 dated November 5, 2003 and November 3, 2003 reporting press releases relating to the fourth quarter earnings release and the Board's approval of a change in auditors, respectively. The 8-K filed on November 3, 2003 was a duplicate filing of the 8-K filed on August 19, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PATHFINDER  BANCORP,  INC.


Date:     March  30,  2004         By: /s/  Thomas  W. Schneider
                                   -----------------------------
                                   Thomas  W.  Schneider
                                   President  and  Chief  Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                            By:    /s/ Janette Resnick
                                   --------------------------------------
                                   Janette Resnick, Chairman of the Board
                            Date:  March 30, 2004


By:   /s/ Thomas W. Schneider                       By:   /s/ Chris R. Burritt
      ----------------------------------------            --------------------
      Thomas W. Schneider, President and Chief            Chris R. Burritt,
      Executive Officer                                   Director
Date: March 30, 2004                                Date: March 30, 2004


By:   /s/ James A. Dowd                             By:   /s/ Raymond W. Jung
      ----------------------------------------            --------------------
      James A. Dowd, Vice President and    . .            Raymond W. Jung,
      Chief Financial Officer                             Director
Date: March 30, 2004                                Date: March 30, 2004


By:   /s/ Bruce B. Manwaring                        By:   /s/ George P. Joyce
      ----------------------------------------            --------------------
      Bruce E. Manwaring.,           . . . .            . George P. Joyce,
      Director                                            Director
Date: March 30, 2004                                Date: March 30, 2004


By:   /s/ L. William Nelson, Jr.                    By:   /s/ Corte J. Spencer
      ----------------------------------------            --------------------
      L. William Nelson, Jr.,          . . . .            Corte J. Spencer,
      Director                                            Director
Date:.March 30, 2004                                Date: March 30, 2004


By:   /s/ Steven W. Thomas                          By:    /s/ Chris C. Gagas
      ----------------------------------------             -------------------
      Steven W. Thomas,          . . . . . . .             Chris C. Gagas,
      Director                                             Director
Date:.March 30, 2004                                 Date: March 30, 2004

                    EXHIBIT 13 ANNUAL REPORT TO STOCKHOLDERS

2003 ANNUAL REPORT

[PHOTOS]      IF IT'S IMPORTANT TO YOU,
                         IT'S IMPORTANT TO US.

                  [LOGO] PathFinder
                             BANCORP, INC.

[PHOTOS]             [LOGO] PathFinder
                             BANCORP, INC.

FINANCIAL  HIGHLIGHTS
Pathfinder Bancorp, Inc. ("the Company") is the parent company of Pathfinder Bank and Pathfinder Statutory Trust I. Pathfinder Bank has three operating subsidiaries - Pathfinder Commercial Bank, Pathfinder REIT Inc., and Whispering Oaks Development Corporation.
The following table sets forth certain financial highlights of the Company for the years ended December 31:

                                                  2003       2002       2001       2000       1999
-----------------------------------------------------------------------------------------------------
YEAR END (IN THOUSANDS)
Total assets . . . . . . . . . . . . . . . . .  $277,940   $279,056   $244,514   $232,355   $216,324
Loans receivable, net. . . . . . . . . . . . .   187,002    179,001    162,588    148,362    130,063
Deposits . . . . . . . . . . . . . . . . . . .   206,894    204,522    169,589    161,459    152,436
Equity . . . . . . . . . . . . . . . . . . . .    21,785     23,230     22,185     20,962     20,075

FOR THE YEAR (IN THOUSANDS)
Net interest income. . . . . . . . . . . . . .  $  9,337   $  8,789   $  7,853   $  7,393   $  7,629
Net income . . . . . . . . . . . . . . . . . .     1,652      1,156      1,602        356        930

PER SHARE
Net income (basic) . . . . . . . . . . . . . .  $   0.68   $   0.45   $   0.62   $   0.14   $   0.35
Book value . . . . . . . . . . . . . . . . . .      8.96       8.90       8.64       8.06       7.61
Cash dividends declared. . . . . . . . . . . .      0.40       0.30       0.26       0.24       0.24

RATIOS
Return on average assets . . . . . . . . . . .      0.59%      0.45%      0.68%      0.16%      0.44%
Return on average equity . . . . . . . . . . .      7.61%      5.01%      7.34%      1.79%      4.33%
Average equity to average assets . . . . . . .      7.77%      8.94%      9.22%      8.91%     10.24%
Dividend payout ratio (a). . . . . . . . . . .     39.41%     36.85%     28.37%    173.62%     67.65%
Net interest rate spread . . . . . . . . . . .      3.53%      3.47%      3.35%      3.34%      3.73%
Allowance for loan losses to loans receivable.      0.91%      0.82%      1.03%      0.86%      0.88%
Noninterest expense to total assets. . . . . .      3.27%      2.85%      2.81%      3.31%      3.30%
Efficiency ratio (b) . . . . . . . . . . . . .     76.13%     73.18%     70.61%     90.64%     80.54%

     (a) The dividend payout ratio is calculated using dividends declared and not waived by the Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., divided by net income.
     (b) The efficiency ratio is calculated as noninterest expense divided by net interest income plus noninterest income.

MARKET  FOR  COMMON  STOCK
Pathfinder Bancorp, Inc.'s common stock currently trades on the NASDAQ SmallCap Market under the symbol "PBHC". There were 359 shareholders of record as of February 20, 2004. The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

                                      DIVIDEND
QUARTER ENDED:        HIGH       LOW     PAID
----------------------------------------------
December 31, 2003.  $  18.459  $16.250  $0.100
September 30, 2003     17.000   14.000   0.100
June 30, 2003. . .     15.250   13.685   0.100
March 31, 2003 . .     14.890   13.200   0.100
------------------  ---------  -------  ------
December 31, 2002.     15.000   11.910   0.080
September 30, 2002     12.850   10.380   0.080
June 30, 2002. . .     14.990   12.750   0.070
March 31, 2002 . .     13.500   12.050   0.070

[PHOTOS]

                        [PHOTOS]
                                LETTER TOSHAREHOLDERS
      Janette Resnick, Chairman, Thomas W. Schneider, President and CFO

LETTER  TO  SHAREHOLDERS

On behalf of the Board of Directors and the employees of Pathfinder Bancorp, Inc., we are pleased to present our Annual Report to our shareholders. We invite you to attend our annual meeting on April 28, 2004 at 10:00 a.m. at the Econo Lodge Riverfront Hotel in Oswego.

2003 REVIEW The Company's activities during 2003 were primarily focused on: 1) enhancing the breadth and capabilities of our delivery systems, 2) providing core banking products and services to our customers, and 3) ensuring enhanced governance processes to meet regulatory and shareholder expectations.

Pathfinder Bank is the leading depository institution in our market with a 41% deposit market share in the city of Oswego and a 23% deposit market share in Oswego County. We are strategically focused on retaining and expanding that leadership position by differentiating ourselves through higher quality service delivery. To accomplish this we are directing our development efforts toward what we believe are the core drivers of service delivery and market position:
1) location development, 2) systems enhancements, 3) product diversity and 4) employee training and education.

Toward  that  end  in  2003,  we  have  done  the  following:

     Relocated our Fulton branch to provide better access, parking, drive-thru capabilities, and a superior customer experience through design, state-of-the-art equipment and training.

     Redesigned the lobby in our Lacona branch to provide private offices and an ATM.

     Reconfigured  and expanded the parking and drive-thru in our Mexico branch.

     Acquired  prime  property  in  Central  Square  to  locate  our 7th branch.

     Installed a new Windows based teller/platform system for enhanced customer service.

     Introduced our new deposit services to the municipalities in the county through our commercial bank subsidiary.

     Continued our focus on employee development through Pathfinder University and other training and education forums.

We strongly believe that our focus in these areas will allow the Company to gain market share through superior customer service.

Residential mortgage lending dominated our core banking activities in 2003 as originations exceeded $50 million. Total loans grew $8.2 million with $23.4 million sold into the secondary market. The Company's mortgage servicing portfolio for loans sold is $47.6 million at December 31, 2003. Deposit growth for the year was nominal following a 21% increase in the prior year. A stagnant local economy has precluded the flow of new funds into the market. It is anticipated that in 2004, deposit growth through branch expansion and municipal markets will be more robust, while commercial lending production through Pathfinder Business Services will accelerate as residential mortgage lending activity slows.

Pathfinder Investment Services had a record year of growth in 2003 with revenues increasing 22% over the prior year. Our investment services division now serves over 700 individuals, families, and businesses in our market.

The Board of Directors was highly active and engaged in understanding their evolving responsibilities resultant from adoption of the Sarbanes-Oxley Act of 2002. The Governance/Nominating Committee adopted a comprehensive set of governance guidelines in 2003. The Audit Committee added meetings specifically targeted for educational purposes. The Board also successfully transitioned the Chairman's position as Chris C. Gagas stepped down after 17 years as Chairman and was replaced by unanimous decision with Janette Resnick as Chairman. Chris remains on the Board of Directors and the Directors and Company deeply appreciate his unparalleled leadership. The Board of Directors is comprised of 9 independent directors and one inside director who are committed to ensuring that the Company represents the best interests of its shareholders, customers, and community.

SHAREHOLDER VALUE Earnings of $1.7 million in 2003 resulted in a return on average equity of 7.61% and earnings per share of $.68. Both performance measures were more than a 50% improvement over the prior year, while EPS achieved the highest level in the Company's history as a public company.

The Company continued to use share repurchases and increased dividends as a means to provide return and value to shareholders. The Company repurchased approximately 18% of the shares of common stock held by public shareholders during the year and increased the dividend to $.40 per share, a 33% increase over the prior year.

The Company's common stock performance reflected both this positive trend in earnings and dividends, as well as the rising values of the bank and thrift stock sectors. During 2003, the common stock provided a total return of 28%.

LOOKING AHEAD In 2004, our strategic focus remains dedicated to the principles we have outlined above. Our management team is educated, experienced and well positioned to execute the Company's business plans and lead our bank through the turbulent times ahead. In an industry that is constantly changing through consolidation, competition, and regulation, we believe a consistently improving bank dedicated to the people, businesses, and organizations in the communities we serve, will garner the benefits of customer loyalty and the resultant market share. We look forward to the challenges and opportunities that lay ahead, the successful implementation of our business plan, and our continued service to the market.




     /s/:  Janette  Resnick      /s/:  Thomas  W.  Schneider
     -----------------------     -------------------------------
     Janette  Resnick            Thomas  W.  Schneider
     Chairman                    President  and  CEO

MANAGEMENT  DISCUSSION  AND  ANALYSIS

INTRODUCTION

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At December 31, 2003, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 65.1% of the Company's common stock and the public held 34.9%.

When used in this Annual Report the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expression are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The Company's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to providing value-added products and services to our customers. Generally, the Company has sought to implement this strategy by emphasizing retail deposits as its primary source of funds and maintaining a substantial part of its assets in locally-originated residential first mortgage loans, loans to business enterprises operating in its markets, and in investment securities. Specifically, the Company's business strategy incorporates the following elements: (i) operating as an independent community-oriented financial institution; (ii) maintaining capital in excess of regulatory requirements; (iii) emphasizing investment in one-to-four family residential mortgage loans, loans to small businesses and investment securities; and (iv) maintaining a strong retail deposit base.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage and other loans, investment securities and other assets, and its cost of funds consisting of interest paid on deposits and other borrowings. The Company's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees, service charges and servicing rights, net gains and losses on sales of securities, loans and foreclosed real estate, and noninterest expense such as employee compensation and benefits, occupancy and equipment costs, data processing costs and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

On October 25, 2002, Pathfinder Bank completed the purchase of assets and the assumption of non-municipal deposits of the Lacona, New York branch of Cayuga Bank (the "Branch Acquisition"). In addition, Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area and it assumed the municipal deposit liabilities of the Lacona, New York branch. The transaction included approximately $26.4 million in deposits, $2.3 million in loans and $430,000 in vault cash and facilities and equipment. The acquisition reflects a premium on deposit liabilities assumed of approximately $2.4 million.

On January 13, 2003, the Company completed the purchase of 160,114 shares of common stock at a price of $2.3 million, or $14.60 per share, from Jewelcor Management Inc. ("JMI"), which is owned by Mr. Seymour Holtzman ("the Repurchase"). The Repurchase represented approximately 6.1% of the Company's outstanding common stock as of December 31, 2002.

As part of the repurchase agreement, Mr. Holtzman and JMI, as well as those persons and entities who signed the Schedule 13D with Mr. Holtzman with respect to the Company's common stock, agreed in writing, that neither they nor their affiliates will purchase shares of the Company's common stock for a period of five years. JMI also agreed to stipulate to the discontinuance with prejudice of the lawsuit entitled "Jewelcor Management, Inc. v. Pathfinder Bancorp, Inc.", and withdrew a shareholder proposal previously submitted by JMI.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at December 31, 2003, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

RESULTS  OF  OPERATIONS

Net income for 2003 was $1.7 million, an increase of $495,000, or 43%, compared to net income of $1.2 million for 2002. Basic earnings per share increased to $0.68 per share for the year ended December 31, 2003 from $0.45 per share for the year ended December 31, 2002. Return on average equity increased 52% to 7.61% in 2003 from 5.01% in 2002.

In the current low interest rate environment, the Company was able to maintain a strong net interest margin through growth in average earning assets of 7%, resulting in an increase in net interest income, on a tax-equivalent basis, of $530,000, or 6%. Provision for loans losses decreased 57% due to a prior year charge-off of two significant credit relationships. The Company also experienced a 21% increase in other income, net of securities gains and losses, primarily attributable to increased deposit levels, service charges associated with checking accounts and mortgage servicing fees. Earnings were hampered by an increase in other expenses of 14% primarily attributable to the operation of a new branch and an increase in employee pension and healthcare costs.

SELECTED  PERFORMANCE  MEASURES

                                   Years Ended December 31,
-----------------------------------------------------------
                                      2003   2002   2001
-----------------------------------------------------------
Return on average assets . . . . . .  0.59%  0.45%  0.68%
Return on average equity . . . . . .  7.61%  5.01%  7.34%
Net interest margin (1). . . . . . .  3.68%  3.73%  3.67%
Noninterest income to total assets .  0.94%  0.75%  0.76%
Noninterest expense to total assets.  3.27%  2.85%  2.81%

(1)  net  interest  margin  is  calculated  on  a  tax-equivalent  basis

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin ratio result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis, increased $530,000, or 6%, to $9.4 million for the year ended December 31, 2003, as compared to the year ended December 31, 2002. The Company's net interest margin for 2003 decreased slightly to 3.68% from 3.73% in 2002. The increase in net interest income is attributable to increased volumes in earning asset and deposit balances and the maintenance of stable spreads. The average balance of interest-earning assets grew $17.5 million, or 7%, during 2003 and the average balance of interest-bearing deposits increased by $24.1 million, or 14%. The increase in the average balance of interest-bearing deposits is attributable to the Branch Acquisition. The Company invested the proceeds from the Branch Acquisition into the loan and investment portfolio. The decrease in the average yield on interest-earning assets by 67 basis points more than offset the increase in average balance as loans were refinanced or modified and new investment securities were acquired at lower yields. As a result, interest income, on a tax-equivalent basis, decreased $544,000 during 2003. Interest expense on deposits decreased $906,000, or 19%, resulting from a decrease in the cost of deposits to 1.96% in 2003 from 2.78% in 2002. In addition to the decrease in the cost of deposits, interest expense on borrowings also decreased by $168,000, or 7%, from the prior year.

In comparison, net interest income increased $943,000, or 12%, on a tax-equivalent basis, from 2001 to 2002. The increase in net interest income was comprised of a decrease in net interest expenses of $1.5 million, or 17%, partially offset by a decrease in interest income of $519,000, or 3%.

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Interest income and resultant yield information in the table is on a fully tax-equivalent basis using marginal federal income tax rates of 34%. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these calculations.

                                                        For the Years Ended December 31,
                                                            2003                          2002
                                                                     Average                     Average
                                              Average                Yield /   Average            Yield/
(Dollars in thousands)                        Balance    Interest     Cost    Balance   Interest    Cost
--------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Real estate loans residential . . . . . . .  $129,687   $   8,346      6.44%  $117,688  $   8,194  6.96%
Real estate loans commercial. . . . . . . .    31,122       2,480      7.97%    31,790      2,641  8.31%
Commercial loans. . . . . . . . . . . . . .    14,181         798      5.62%    14,774        984  6.66%
Consumer loans. . . . . . . . . . . . . . .    15,787       1,225      7.76%    12,795      1,117  8.73%
Taxable investment securities . . . . . . .    54,115       2,193      4.05%    46,247      2,437  5.27%
Tax-exempt investment securities. . . . . .     7,869         305      3.87%     6,036        434  7.19%
Interest-earning deposits . . . . . . . . .     3,252          33      0.99%     9,163        117  1.28%
--------------------------------------------------------------------------------------------------------
Total interest-earning assets . . . . . . .  $256,013   $  15,380      6.01%  $238,493  $  15,924  6.68%
Noninterest-earning assets:
Other assets. . . . . . . . . . . . . . . .    24,859                           20,987
Allowance for loan losses . . . . . . . . .    (1,591)                          (1,877)
 Net unrealized gains
  on available for sale securities. . . . .        52                              368
--------------------------------------------------------------------------------------------------------
Total  Assets . . . . . . . . . . . . . . .  $279,333                         $257,971
========================================================================================================
Interest-bearing liabilities:
NOW accounts. . . . . . . . . . . . . . . .  $ 17,663   $     140      0.79%  $ 15,850  $     167  1.06%
Money management accounts . . . . . . . . .    21,788         248      1.14%    11,571        242  2.09%
Savings and club accounts . . . . . . . . .    66,481         511      0.77%    62,494        948  1.52%
Time deposits . . . . . . . . . . . . . . .    85,751       2,852      3.33%    77,701      3,299  4.25%
Mandatorily redeemable preferred securites.     5,000         236      4.66%     2,635        138  5.24%
 Borrowings . . . . . . . . . . . . . . . .    43,490       1,962      4.51%    48,626      2,228  4.58%
--------------------------------------------------------------------------------------------------------
Total Interest-bearing liabilities. . . . .  $240,173   $   5,949      2.48%  $218,877  $   7,023  3.21%
--------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits . . . . . . . . . . . . . .    16,345                           13,154
Other liabilities . . . . . . . . . . . . .     1,098                            2,873
--------------------------------------------------------------------------------------------------------
Total liabilities . . . . . . . . . . . . .   257,616                          234,904
--------------------------------------------------------------------------------------------------------
Shareholders' equity. . . . . . . . . . . .    21,717                           23,067
--------------------------------------------------------------------------------------------------------
Total liabilities & shareholders' equity. .  $279,333                        $ 257,971
========================================================================================================
Net interest income . . . . . . . . . . . .  $  9,431                        $   8,901
Net interest rate spread. . . . . . . . . .                            3.53%                       3.47%
Net interest margin . . . . . . . . . . . .                            3.68%                       3.73%
========================================================================================================
Ratio of average interest-earning assets
to average interest-bearing liabilities . .                          106.60%                     108.96%
========================================================================================================

                                             For the Year Ended December 31,
--------------------------------------------------------------------------------
                                                            2001
--------------------------------------------------------------------------------
                                                                    Average
                                             Average                 Yield/
(Dollars in Thousands)                       Balance     Interest     Cost
--------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Real estate loans residential. . . . . . .   $101,363   $   7,678    7.58%
Real estate loans commercial . . . . . . .     27,847       2,487    8.93%
Commercial loans . . . . . . . . . . . . .     13,843       1,170    8.45%
Consumer loans . . . . . . . . . . . . . .     12,600       1,220    9.69%
Taxable investment securities. . . . . . .     53,581       3,382    6.31%
Tax-exempt investment securities . . . . .      6,192         441    7.12%
Interest-earning deposits. . . . . . . . .      1,418          65    4.58%
--------------------------------------------------------------------------------
Total interest-earning assets. . . . . . .   $216,844   $  16,443  7.58%
Noninterest-earning assets:
Other assets . . . . . . . . . . . . . . .     20,796
Allowance for loan losses. . . . . . . . .     (1,431)
 Net unrealized gains
  on available for sale securities . . . .        605
--------------------------------------------------------------------------------
Total  Assets. . . . . . . . . . . . . . .   $236,814
================================================================================
Interest-bearing liabilities:
NOW accounts . . . . . . . . . . . . . . .   $ 16,064   $     228    1.42%
Money management accounts. . . . . . . . .      1,080          41    3.80%
Savings and club accounts. . . . . . . . .     60,936       1,435    2.35%
Time deposits. . . . . . . . . . . . . . .     77,681       4,396    5.66%
Mandatorily redeemable preferred securites          -           -       -
 Borrowings. . . . . . . . . . . . . . . .     44,458       2,385    5.36%
--------------------------------------------------------------------------------
Total Interest-bearing liabilities . . . .   $200,219   $   8,485    4.24%
--------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits. . . . . . . . . . . . . .     11,175
Other liabilities. . . . . . . . . . . . .      3,592
--------------------------------------------------------------------------------
Total liabilities. . . . . . . . . . . . .    214,986
--------------------------------------------------------------------------------
Shareholders' equity . . . . . . . . . . .     21,828
--------------------------------------------------------------------------------
Total liabilities & shareholders' equity .   $236,814
================================================================================
Net interest income. . . . . . . . . . . .               $  7,958
Net interest rate spread . . . . . . . . .                           3.35%
Net interest margin. . . . . . . . . . . .                           3.67%
================================================================================
Ratio of average interest-earning assets
to average interest-bearing liabilities. .                         108.30%
================================================================================

INTEREST  INCOME
Average loans increased $13.7 million in 2003, with yields declining 57 basis points to 6.74%. The Company's residential mortgage loan portfolio increased $12.0 million, or 10%, when comparing the year 2003 to 2002. The average yield on the residential mortgage loan portfolio decreased 52 basis points to 6.44% in 2003 from 6.96% in 2002. New loans were originated at lower rates than in the prior period and a large volume of existing mortgages had their rates modified downward or were refinanced at lower rates. An increase in the average balance of consumer loans of $3.0 million, or 23%, resulted from an increase in home equity loans. The average yield declined 97 basis points, to 7.76% from 8.73% in 2002. Average commercial loans remained relatively constant and experienced a decline in the average tax-equivalent yield of 104 basis points, to 5.62% from 6.66%, in 2002. The decrease in the yield on commercial loans was affected, in part, by the offering of short-term notes to municipalities beginning in 2003. The average balance of loans to municipal entities was $2.3 million, having a tax-equivalent yield of 3.00%.

Average loans in 2002 increased $21.4 million compared to 2001, while average loan yields declined 76 basis points. Interest income on loans increased $381,000, or 3% in 2002 compared to 2001. For the comparable periods, average residential mortgage loans increased $16.3 million, or 16%, average consumer loans increased $195,000, or 2%, and average commercial mortgage loans increased $3.9 million, or 14%.

Average investment securities (taxable and tax-exempt) in 2003 increased by $9.7 million, with a decrease in tax-equivalent interest income from investments of $373,000, or 13%, compared to 2002. The average tax-equivalent yield of the portfolio declined 146 basis points, to 4.03% from 5.49%. The increase in the average balance of investment securities resulted from the investment of the net proceeds received in the Branch Acquisition into the investment and loan portfolios. The net proceeds as well as proceeds from maturities and principal payments received on existing investment securities were reinvested into the portfolio at lower interest rates.

Average investment securities (taxable and tax-exempt) decreased $7.5 million, or 13%, in 2002 compared to 2001, with tax-equivalent interest income down $952,000, or 25%, for the comparative period. The average tax-equivalent yield on the portfolio had declined 91 basis points in 2002, when compared to 2001. Proceeds from maturities and principal repayments of investment securities funded the loan growth in 2002.

INTEREST  EXPENSE
Interest expense decreased $1.1 million, or 15%, in 2003, when compared to 2002. Average interest-bearing liabilities increased $21.3 million, or 10%, in 2003. This increase was more than offset by a reduction in the average cost of interest-bearing liabilities of 73 basis points, to 2.48% in 2003 from 3.21% at 2002.

Interest expense decreased $1.5 million, or 17%, in 2002 compared to 2001. The average cost of interest bearing liabilities declined 103 basis points during the 12 months ended December 31, 2002.

RATE/VOLUME  ANALYSIS
Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changing the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate);
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease. Changes attributable to both rate and volume have been allocated ratably.

                                                             Years Ended December 31,
----------------------------------------------------------------------------------------------------
                                                     2003 vs. 2002               2002 vs. 2001
                                             Increase/(Decrease) Due to   Increase/(Decrease) Due to
----------------------------------------------------------------------------------------------------
                                                                 Total                        Total
                                                               Increase                      Increase
(In thousands)                                Volume    Rate  (Decrease)   Volume    Rate  (Decrease)
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
Real estate loans residential . . . . . . .  $  794   $  (642)  $   152   $1,176   $  (659)  $   517
Real estate loans commercial. . . . . . . .     (55)     (106)     (161)     334      (181)      153
Commercial loans. . . . . . . . . . . . . .     (38)     (148)     (186)      75      (261)     (186)
Consumer loans. . . . . . . . . . . . . . .     241      (133)      108       19      (122)     (103)
Mortgage-backed securities. . . . . . . . .     553      (357)      196     (197)     (148)     (345)
Taxable investment securities . . . . . . .    (222)     (218)     (440)    (234)     (366)     (600)
Tax-exempt investment securities. . . . . .     108      (237)     (129)     (11)        4        (7)
Interest-earning deposits . . . . . . . . .     (62)      (22)      (84)     129       (77)       52
----------------------------------------------------------------------------------------------------
Total interest income . . . . . . . . . . .   1,319    (1,863)     (544)   1,291    (1,810)     (519)
Interest Expense:
NOW  accounts . . . . . . . . . . . . . . .      18       (46)      (28)      (3)      (58)      (61)
Money management accounts . . . . . . . . .     149      (143)        6      227       (26)      201
Savings and club accounts . . . . . . . . .      57      (494)     (437)      35      (522)     (487)
Time deposits . . . . . . . . . . . . . . .     318      (765)     (447)       1    (1,098)   (1,097)
Mandatorily redeemable preferred securities     114       (16)       98      138         -       138
 Borrowings . . . . . . . . . . . . . . . .    (232)      (34)     (266)     210      (367)     (157)
----------------------------------------------------------------------------------------------------
Total interest expense. . . . . . . . . . .     424    (1,498)   (1,074)     608    (2,071)   (1,463)
----------------------------------------------------------------------------------------------------
Net change in net interest income . . . . .  $  895   $  (365)  $   530   $  683   $   261   $   944
=====================================================================================================

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated:

                                                       For the Years Ended December 31,
---------------------------------------------------------------------------------------
(In thousands)                                                  2003    2002    2001
---------------------------------------------------------------------------------------
Service charges on deposit accounts. . . . . . . . . . . . .  $  818  $  629  $  520
Loan servicing fees. . . . . . . . . . . . . . . . . . . . .     282     265     175
Increase in the value of bank owned life insurance . . . . .     171     179     246
Net gains (losses) on sales of loans/foreclosed real estate.     326     193    (240)
Other charges, commissions and fees. . . . . . . . . . . . .     469     438     414
---------------------------------------------------------------------------------------
Core noninterest income. . . . . . . . . . . . . . . . . . .   2,066   1,704   1,115
Net gains on sales and impairment of investment securities .     542     390     749
---------------------------------------------------------------------------------------
Total noninterest income . . . . . . . . . . . . . . . . . .  $2,608  $2,094  $1,864
=======================================================================================

Noninterest income in 2003 increased 25%, compared to 2002, as a result of a 21% increase in core noninterest income and a 39% increase in the non-core item, net gains on sales and impairment of investment securities. The increase in the number of deposit accounts and the introduction of new services to customers primarily accounted for the $189,000 increase in service charges on deposit accounts when compared to 2002. Net gains on the sale of loans/foreclosed real estate increased $133,000, or 69%, resulting from a $151,000 gain recognized on the sale of loans to the secondary market, partially offset by a net loss on the sale of foreclosed real estate of $18,000. Investment security gains increased $152,000, or 39%, when compared to the 2002 period. Investment security net gains consist of net gains associated with the sale of equity and corporate debt securities.

Noninterest income increased $230,000, or 12%, in 2002 compared to 2001. The increase is primarily attributable to a $589,000 increase in the core noninterest income components: a $109,000 increase in service charges on deposit accounts; a $90,000 increase in loan servicing fees due to the increase in our servicing portfolio and a $433,000 increase in net gains on sale of loans/foreclosed real estate. These increases in core noninterest income were partially offset by a $67,000 decrease in the value of bank owned life insurance. The increase in the net gains on sale of loans/foreclosed real estate primarily resulted from the Company recognizing a loss of $187,000 in 2001 related to forward sale loan commitments. The $359,000 decrease in net gains on sales of security investments when compared to 2001 primarily resulted from the Company recognizing a $275,000 impairment loss on a corporate debt security in the fourth quarter of 2002.

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the years indicated:

                           For the Years Ended December 31,
-----------------------------------------------------------
(In thousands)                      2003    2002    2001
-----------------------------------------------------------
Salaries and employee benefits. .  $4,455  $3,757  $2,983
Building occupancy. . . . . . . .   1,004     796     820
Data processing expenses. . . . .     868     920     782
Professional and other services .     770     858     719
Amortization of intangible asset.     223      39     316
Other expenses. . . . . . . . . .   1,774   1,594   1,243
-----------------------------------------------------------
Total noninterest expense . . . .  $9,094  $7,964  $6,863
===========================================================

Noninterest expenses increased $1.1 million, or 14%, for the 12 months ended December 31, 2003 when compared to 2002. Salaries and employee benefits increased 19% in 2003 primarily resulting from the incremental salary and benefit costs associated with the operation of an additional branch location and increased pension and health insurance costs. The 26% increase in building occupancy expenses during 2003 also related to additional costs associated with a full year's operation of the additional branch. Amortization expense for 2003 increased $184,000 due to the amortization of branch acquisition intangibles. The 11% increase in other operating expenses during 2003 resulted primarily from a $164,000 expense relating to personnel realignment.

Noninterest expenses increased 16% when comparing 2002 to 2001. The increase in operating expenses resulted primarily from a 26% increase in salaries and employee benefits, an 18% increase in data processing expenses and a 28% increase in other operating expenses. The increase in salaries and employee benefits was attributable to the hiring of a senior commercial credit officer and chief legal counsel and staff, an increase in branch hours, an increase in the cost of health insurance and employee pension costs and an increase in personnel expenses resulting from the Branch Acquisition. The increase in data processing expenses primarily resulted from nonrecurring costs associated with the Branch Acquisition. The increase in other operating expenses resulted from expenses associated with the operation of a foreclosed real estate property and legal costs incurred in the litigation between the Company and a significant shareholder. These increases were offset by a decrease in amortization expense of $277,000 in 2002 as compared to 2001 due to the adoption of Financial Accounting Standard No. 147, which resulted in goodwill no longer being amortized, but rather evaluated at least annually for impairment.

INCOME  TAX  EXPENSE
Income tax expense increased $213,000 to $601,000 for the year ended December 31, 2003 as compared to $388,000 in the prior year. The increase in income tax expense reflected higher pre-tax income during the year. The Company's effective tax rate increased to 27% in 2003 compared to 25% in the prior year. The increase in the effective tax rate was attributable to the decrease in tax-exempt interest income, resulting from a decline in the yield of tax-exempt securities. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

CHANGES  IN  FINANCIAL  CONDITION

INVESTMENT  SECURITIES

The investment portfolio represents 23% of the Company's earning assets and is designed to generate a favorable rate of return consistent with the safety of principle while assisting the Company in meeting the liquidity needs of the loan and deposit operations and managing the Company's interest rate risk strategies.

All of the Company's investments are classified as available for sale. The Company invests in investment securities consisting primarily of investment grade corporate debt instruments, securities issued by the United States Government, state and municipal obligations, mutual funds, equity securities, and mortgage-backed securities. By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on commercial real estate loans and multi-family real estate loans.

Investment securities and Federal Home Loan Bank ("FHLB") stock decreased $2.9 million, or 5%, to $59.6 million at December 31, 2003 from $62.5 million at December 31, 2002. The decrease in investment securities was primarily attributable to the acceleration of principal repayments on mortgaged-backed securities, reflecting refinancing activity in the underlying loans, combined with $9.2 million in proceeds on sales of investment securities, of which $4.3 million were sales of corporate bonds. Proceeds from principal payments and sales of investment securities were reinvested into the investment securities portfolio and the loan portfolio. In comparison, investment securities increased $9.1 million, or 17%, from 2001 to 2002. The increase in 2002 primarily resulted from the investment of a portion of the net proceeds received from the Branch Acquisition into the Company's investment portfolio, partially offset by maturities and principal repayments on mortgage-backed securities.

LOANS  RECEIVABLE

Loans receivable represent 75% of the Company's earning assets and account for the greatest portion of total interest income. The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area. The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable. It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term. Commercial loans comprise 8% of the total loan portfolio. At December 31, 2003, 90% of the Company's total loan portfolio consisted of loans secured by real estate, of which 18% consisted of commercial real estate loans.

                                                 December 31,
-----------------------------------------------------------------------------
(In thousands)                 2003      2002      2001      2000      1999
-----------------------------------------------------------------------------
Residential real estate (1)  $128,989  $123,178  $112,110  $ 97,268  $ 87,851
Commercial real estate. . .    31,278    32,657    30,455    27,367    22,570
Commercial loans. . . . . .    15,090    13,196    14,358    12,873     8,635
Consumer loans. . . . . . .    16,880    15,068    12,615    12,987    12,939
-----------------------------------------------------------------------------
                             $192,237  $184,099  $169,538  $150,495  $131,995
=============================================================================

(1)  residential  real  estate  includes  mortgage  loans  held-for-sale.

Total loans receivable increased $8.1 million, or 4%, over the prior year. By comparison, loans receivable increased $14.6 million, or 9%, in 2002. The growth of the loan portfolio is primarily attributable to the continued growth in the residential real estate portfolio and home equity loan products, which are included in the consumer loan portfolio.

Residential real estate loans increased $5.8 million, or 5%, during 2003. The residential real estate portfolio consists of 68% in fixed-rate mortgages and 32% in adjustable-rate mortgages. The increase in the residential real estate portfolio is principally due to a net increase in 15-year fixed rate mortgages of $16.0 million, partially offset by a decrease in the adjustable rate mortgage portfolio. Customers continued to refinance their higher fixed rate and adjustable rate mortgages into the fixed rate portfolio products. During 2003, the Company originated $23.0 million of 30-year fixed rate mortgages and subsequently sold them into the secondary market, as compared to $14.1 million in originations of 30-year fixed rate mortgages in 2002.

Commercial real estate loans decreased $1.4 million, or 4%, from the prior year. By comparison, commercial real estate loans increased $2.2 million, or 7%, during 2002. During 2003, the Company focused on enhancing the underwriting standards and collection procedures to improve the overall asset quality of the commercial loan portfolio, resulting in a decreased emphasis on loan originations for 2003.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 12% to $16.9 million at December 31, 2003. The increase resulted from an increase in home equity lines of credit and second mortgage loans. The Company has promoted its home equity products by offering the customer loans with no closing costs and competitive market rates. Management feels these loans are an attractive use of funds and will continue to promote home equity products in 2004. During 2002, consumer loans increased $2.4 million, or 19%, resulting from the acquisition of consumer loans from the Branch Acquisition occurring in the fourth quarter of 2002.

Commercial loans increased 11% over the prior year to $15.1 million at December 31, 2003. The increase in commercial loans primarily relates to the origination of short-term loans to the Company's municipal customers. The balance of municipal loans at December 31, 2003 was $2.6 million. In comparison, commercial loans decreased 8% during 2002.

NONPERFORMING  LOANS  AND  ASSETS

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                  December 31,
----------------------------------------------------------------------------------------------
(In thousands)                                      2003     2002     2001     2000     1999
----------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial. . . . . . . . . . . . . . . . . . . .  $1,677   $  603   $  488   $  169   $  203
Consumer. . . . . . . . . . . . . . . . . . . . .     172      166       56       65       67
Real estate -  Construction . . . . . . . . . . .     270        0        0        0        0
               Mortgage .       . . . . . . . . .     873      942    1,576    1,594    2,284
----------------------------------------------------------------------------------------------
Total nonaccrual loans. . . . . . . . . . . . . .  $2,992   $1,711   $2,120   $1,828   $2,554
Loans past due 90 days or more and still accruing       0        0        0        0        0
----------------------------------------------------------------------------------------------
Total non-performing loans. . . . . . . . . . . .  $2,992   $1,711   $2,120   $1,828   $2,554
Foreclosed real estate. . . . . . . . . . . . . .     202    1,396      632      884      641
----------------------------------------------------------------------------------------------
Total non-performing assets . . . . . . . . . . .  $3,194   $3,107   $2,752   $2,712   $3,195
==============================================================================================
Non-performing loans to total loans . . . . . . .    1.59%    0.95%    1.30%    1.23%    1.96%
Non-performing assets to total assets . . . . . .    1.15%    1.11%    1.13%    1.17%    1.48%
----------------------------------------------------------------------------------------------
Interest income received on nonaccrual loans. . .       0        0        0        0        0
----------------------------------------------------------------------------------------------
Interest income that would have been recorded
under the original terms of the loans . . . . . .  $   75   $  141   $  118   $  132   $   84
----------------------------------------------------------------------------------------------

Total nonperforming assets (nonperforming loans and foreclosed real estate) at December 31, 2003 were 1.15% of total assets as compared to 1.11% of total assets  at  December  31,  2002.  Total nonperforming loans (past due 90 days or more) increased $1.3 million, or 75%, during 2003. The total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 3.46% at December 31, 2003 compared to 2.28% at December 31, 2002. Approximately 49% of the Company's nonperforming loans at December 31, 2003 are secured by residential real estate with loss potential expected to be manageable within the allocated reserves. Nonperforming loans increased due to an increase in commercial real estate and residential mortgage delinquencies. The higher level of nonperforming loans at December 31, 2003 is partially caused by the time period required to foreclose on the underlying real estate collateral. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process, and that the increase in nonperforming loans is temporary in nature. Of the $3.0 million in total nonperforming loans at year end, 22%, or $637,000 has either paid off or returned to performing status during the first quarter of 2004. Management anticipates that an additional 21%, or $618,000 of the nonperforming assets will return to performing status or be transferred to foreclosed real estate during the second quarter of 2004. Management believes that the quality of the underlying collateral is marketable and that any resulting losses will be manageable within the allocated reserves. Foreclosed real estate decreased $1.2 million, or 86%, from 2002. The Company foreclosed on a large commercial real estate property during 2002 and subsequently sold the property in 2003, recognizing a $78,000 gain on the sale.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans in 2003. At December 31, 2003, the Company had $3.8 million in loans which were deemed to be impaired having a valuation allowance of $527,000. $2.7 million of the impaired loan balance represents one commercial credit relationship that was restructured during 2003. A $388,000 impairment reserve is recorded on this relationship. The customer has been able to make payments under the restructured terms.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries. Allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. The Company uses a general allocation method for the residential real estate and the consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions. The Company reviews individually, commercial real estate and commercial loans greater than $150,000, on nonaccrual and risk rated under the Company's risk rating system, as special mention, substandard, doubtful or loss to determine if the loans are impaired. If loans are determined to be impaired, the Company establishes a specific reserve allocation. The specific allocation is determined based on the most recent valuation of the loan's collateral and the customer's ability to pay. For all other commercial real estate and commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loans pools. The allowance for loan losses reflects management's best estimate of probable loan losses at December 31, 2003.

The allowance for loans losses was $1.7 million at December 31, 2003, a $234,000, or 16%, increase from December 31, 2002. The allowance for loans losses as a percentage of total loans increased to 0.91% at December 31, 2003 from 0.82% in the prior year. Net loan charge-offs were $363,000 during 2003 compared to $1.6 million in 2002. The Company experienced a high level of charge-offs during 2002 resulting from the charge-off of two significant commercial lending relationships. The current year charge-off levels are more consistent with years previous to 2002.

DEPOSITS

The Company's retail deposit base is drawn from six full-service offices in its market area. The deposit base consists of demand deposits, money management accounts, savings and time deposits. At December 31, 2003, 59% of the Company's average deposit base of $208.0 million consisted of core deposits. Core deposits are considered to be more stable and provide the Company with a low-cost source of funds. The Company will continue to emphasize retail deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings. Pathfinder Commercial Bank, the limited-purpose commercial banking subsidiary of Pathfinder Bank, assumed $11.6 million in municipal deposits as part of the Branch
Acquisition.   The  Commercial  Bank  will  allow  the  Company  to  serve  the depository needs of the various municipalities, school districts, and other public funding sources throughout its market area. The Commercial Bank will seek business growth by focusing on its local identification and service excellence. The Commercial Bank had an average balance of $10.7 million in municipal deposits in 2003, primarily concentrated in money management accounts.

Average deposits increased $27.3 million, or 15%, when compared to 2002. Deposit growth in 2003 primarily resulted from the assumption of $26.4 million in deposits through the Branch Acquisition and the consumers' continued shift from equity markets into insured bank deposits.

The Company's average deposit mix in 2003, as compared to 2002, reflected a slight shift from savings and time deposits to money management accounts. The Company's average demand deposits, interest and noninterest bearing, represented 16% of total average deposits, which was comparable with 2002. The Company's money management accounts represented 10% of total deposits, up 4 percentage points for the same period in 2002. The Company promotes its money management account by offering competitive rates to retain existing and attract new customers.

At December 31, 2003, time deposits in excess of $100,000 totaled $14.6 million, or 18%, of time deposits and 7% of total deposits. At December 31, 2002, these deposits totaled $15.8 million, or 18% of time deposits and 8% of total deposits.

The average amount of deposits, average rate paid and percentage of deposits are Summarized below for the years indicated:

                                                        For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                         2003                       2002                        2001
--------------------------------------------------------------------------------------------------------------
                                         Avg    Percent              Avg    Percent              Avg   Percent
                              Avg       Rate      of        Avg     Rate      of        Avg     Rate      of
($in thousands)             Balance     Paid   Deposits   Balance   Paid   Deposits   Balance   Paid   Deposits
--------------------------------------------------------------------------------------------------------------
Noninterest bearing
   demand accounts . . . .  $ 16,345    0.00%    7.86%  $ 13,154    0.00%    7.28%  $ 11,175    0.00%   6.69%
NOW accounts . . . . . . .    17,663    0.79%    8.49%    15,850    1.06%    8.77%    16,064    1.42%   9.62%
Money management accounts.    21,788    1.14%   10.47%    11,571    2.09%    6.40%     1,080    3.80%   0.65%
Savings and club accounts.    66,481    0.77%   31.96%    62,494    1.52%   34.57%    60,936    2.35%  36.50%
Time deposits. . . . . . .    85,751    3.33%   41.22%    77,701    4.25%   42.98%    77,681    5.66%  46.53%
--------------------------------------------------------------------------------------------------------------
Total average deposits . .  $208,028    1.96%  100.00%  $180,770    2.78%  100.00%  $166,936    3.65% 100.00%
==============================================================================================================

CAPITAL

Shareholders' equity decreased $1.4 million, or 6%, to $21.8 million at December 31, 2003. The decrease in shareholders' equity primarily resulted from the Company purchasing $2.7 million of its common stock. The increase in treasury stock resulted from the Company's privately negotiated purchase of 160,114 shares of its common stock for a price of $2.3 million, or $14.60 per share, during the first quarter of 2003 and other treasury stock purchases of $349,000. The Company added $1.7 million to retained earnings through net income and returned $651,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, waived its right to receive the dividend for the quarters ended September 30, 2003 and December 31, 2003.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2003, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%. See footnote 17 for the Company's and the Bank's ratios.

LIQUIDITY

Liquidity management involves the Company's ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate the Company on an ongoing basis. The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

The Company's liquidity has been enhanced by its membership in the Federal Home Loan Bank of New York, whose competitive advance programs and lines of credit provide the Company with a safe, reliable and convenient source of funds. A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, trust preferred security offerings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans. Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2003, management believes that liquidity as measured by the Company is in compliance with its policy guidelines.

AGGREGATE  CONTRACTUAL  OBLIGATIONS

The following table represents the Company's on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2003:

                               1 Year     Over 1     Over 3    Over 5
(In thousands)                or Less   to 3 Years to 5 years   Years     Total
--------------------------------------------------------------------------------
Time deposits. . . . . . .    $47,230    $25,537    $ 5,218    $ 5,061   $ 83,046
Trust preferred securities          -          -          -      5,000      5,000
Borrowings . . . . . . . .      7,600     12,000     17,960      3,400     40,960
Operating leases . . . . .         40         87         97        215        439
--------------------------------------------------------------------------------
Total. . . . . . . . . . .    $54,870    $37,624    $23,275    $13,676   $129,445
================================================================================

In addition, the Company, in the conduct of ordinary business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contract. Management is not aware of any additional commitments or contingent liabilities, which may have a material adverse impact on the liquidity or capital resources of the Company.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2003, the Company had $19.4 million in outstanding commitments to extend credit and standby letters of credit. See footnote 15.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The primary objective of the Company's asset-liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company has an Asset-Liability Management Committee (ALCO) which is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Those procedures include reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings and capital. The Company's Board of Directors reviews the guidelines established by ALCO.

During the past three years, the Federal Reserve lowered interest rates thirteen times by a total of 550 basis points. These interest rate reductions have caused significant repricing of the bank's interest-earning assets and interest-bearing liabilities. With the overnight borrowing rate at a 40 year low, the Company is positioning itself for anticipated interest rate increases in the future. Efforts are being made to shorten the repricing duration of its rate sensitive assets by purchasing investment securities with maturities within the next 3 to 5 years and promoting portfolio ARM (adjustable rate mortgage) and hybrid ARM products. In addition, the Company is extending the duration of its rate sensitive liabilities by lengthening the maturities of its existing borrowings and offering certificates of deposit with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the instrument to the then prevailing rate for the certificate of deposit with the same term.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific point in time ("GAP") typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the on-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

The following table shows the GAP position for the Company as of December 31, 2003:

                                                                            Amounts Maturing or Repricing
--------------------------------------------------------------------------------------------------------------------------------
                                                        Within     3 to 12     1 to 3     3 to 5    5 to 10   More than
(Dollars in thousands)                                 3 Months     Months     Years      Years     Years     10 Years     Total
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Interest earning deposits . . . . . . . . . . . . . .  $  2,911   $      -   $      -   $      -   $     -   $     -   $  2,911
Investment securities and FHLB stock. . . . . . . . .    15,126      2,802     11,922     15,009    10,640     4,108     59,607
Loans receivable. . . . . . . . . . . . . . . . . . .    27,995     29,677     45,277     31,231    39,591    18,466    192,237
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets . . . . . . . . . . . .  $ 46,032   $ 32,479   $ 57,199   $ 46,240   $50,231   $22,574   $254,755
================================================================================================================================
Interest-bearing liabilities:
Transaction deposit accounts (1). . . . . . . . . . .  $ 32,221   $  4,200   $  2,886   $      -   $     -   $     -   $ 39,307
Savings deposits (1). . . . . . . . . . . . . . . . .    29,392      5,682      8,648      6,187     9,309     9,533     68,751
Certificates of deposit . . . . . . . . . . . . . . .    14,162     33,035     25,551      5,222     5,076         -     83,046
Borrowings. . . . . . . . . . . . . . . . . . . . . .     2,000      5,600     13,000     16,960     3,400         -     40,960
Trust preferred obligations . . . . . . . . . . . . .     5,000          -          -          -         -         -      5,000
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities. . . . . . . . . .  $ 82,775   $ 48,517   $ 50,085   $ 28,369   $17,785   $ 9,533   $237,064
================================================================================================================================
Interest-earning assets less interest-
bearing liabilities ("interest rate sensitivity gap")  $(36,743)  $(16,038)  $  7,114   $ 17,871   $32,446   $13,041
Cumulative excess (deficiency) of interest-
sensitive assets over interest-sensitive liabilities.  $(36,743)  $(52,781)  $(45,667)  $(27,796)  $ 4,650   $17,691
Interest sensitivity gap to total assets. . . . . . .    -13.22%     -5.77%      2.56%      6.43%    11.67%     4.69%
Cumulative interest sensitivity gap to total assets .    -13.22%    -18.99%    -16.43%    -10.00%     1.67%     6.37%
Ratio of interest-earning assets to interest-
bearing liabilities . . . . . . . . . . . . . . . . .     55.61%     66.94%    114.20%    162.99%   282.43%   236.80%
Cumulative ratio of interest-earning assets to
interest-bearing liabilities. . . . . . . . . . . . .     55.61%     59.80%     74.82%     86.75%   102.04%   107.46%
================================================================================================================================

     (1) The following assumptions have been used when analyzing non-maturity deposits for GAP Table purposes: 16% of savings deposits are assumed to reprice or mature within one year, 23% within 1 to 3 years and 20% within each of the remaining time periods. Transaction deposits - 66% of the NOW account balances are assumed to reprice or mature within one year, and the remaining 34% is assumed to reprice or mature within the 1 to 3 year time frame. 100% of the money management accounts are assumed to reprice within the first three months.

Management believes the simulation of net interest income (Earnings at Risk) and net portfolio value (Value at Risk) in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures both the potential of all assets and liabilities to mature or reprice and the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them. Net portfolio value represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities using a discounted cash flow technique).

The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Percentage Change in Net Interest Income" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Percentage Change in Net Portfolio Value" measures changes in the current fair value of assets and liabilities to parallel shifts in the yield curve. The column "NPV Capital Ratio" measures the ratio of the fair value of net assets to the fair value of total assets at the base case and in 100 basis point incremental interest rate shocks. Currently, the Company's model projects a 300 basis point increase and a 100 basis point decrease during the next year. With the federal funds rate at a record low, the Company's ALCO believed it was a better measure of current risk assuming a minus 100 point scenario, as a minus 300 basis point reduction would be unlikely given that current short-term market interest rates are already below 3.00%. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.

                         Percentage       Percentage
Change in      NPV        Change in        Change in
Interest     Capital    Net Interest    Net Portfolio
Rates         Ratio        Income            Value
-----------------------------------------------------
300 . . .        9.03%        -11.44%         -24.87%
200 . . .        9.91%         -7.38%         -15.33%
100 . . .       10.65%         -3.45%          -6.50%
0               11.11%          ----            ----
-100. . .       11.04%          1.43%           1.42%

INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors  and  Shareholders
Pathfinder  Bancorp,  Inc.
Oswego,  New  York

     We have audited the accompanying consolidated statement of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The December 31, 2002 and 2001 consolidated financial statements were audited by other auditors whose report, dated January 31, 2003, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, "Intangible Assets", to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Accounting for Certain Acquisitions of Bank or Thrift Institutions."





                                                 /s/: Beard Miller Company LLP
Harrisburg,  Pennsylvania
February  6,  2004


                                           STATEMENTS OF CONDITION

                                                                                        December 31,
------------------------------------------------------------------------------------------------------------
                                                                                    2003           2002
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,802,613   $  7,026,126
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,911,169      6,714,279
------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .     8,713,782     13,740,405
Investment securities, at fair value . . . . . . . . . . . . . . . . . . . . .    57,558,696     60,262,544
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . .     3,520,211      3,616,711
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   188,717,017    180,482,284
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . .     1,715,213      1,480,874
------------------------------------------------------------------------------------------------------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .   187,001,804    179,001,410
Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .     6,650,442      5,622,171
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . .     1,273,501      1,334,126
Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .       201,649      1,395,714
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,840,226      3,840,226
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       849,882      1,073,182
Federal Home Loan Bank stock, at cost. . . . . . . . . . . . . . . . . . . . .     2,048,000      2,243,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,281,636      6,926,378
------------------------------------------------------------------------------------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $277,939,829   $279,055,867
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $191,103,854   $188,757,723
Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,789,957     15,764,382
------------------------------------------------------------------------------------------------------------
Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   206,893,811    204,522,105
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,100,000        700,000
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    38,860,000     42,160,000
Company obligated mandatorily redeemable preferred securities of subsidiary,
Pathfinder Statutory Trust I, holding solely junior subordinated debentures of
the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,000,000      5,000,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,301,209      3,443,740
------------------------------------------------------------------------------------------------------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   256,155,020    255,825,845

Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $.01; authorized 10,000,000 shares;
2,919,386 and 2,914,669 shares issued; and 2,432,099 and
2,610,496 shares outstanding, respectively.. . . . . . . . . . . . . . . . . .        29,194         29,146
Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . .     7,224,772      7,113,811
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,746,545     19,745,651
Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . .       364,178        280,905
Unearned ESOP shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (77,922)      (124,467)
Treasury Stock, at cost; 487,287 and 304,173 shares, respectively. . . . . . .    (6,501,958)    (3,815,024)
------------------------------------------------------------------------------------------------------------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .    21,784,809     23,230,022
------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . .  $277,939,829   $279,055,867
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                              STATEMENTS OF INCOME

                                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                     2003           2002       2001
-------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees . . . . . . . . . . . . . . . . . . . .  $12,832,605  $12,935,710  $12,555,321
  Debt securities:
Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,033,991    2,256,550    3,201,319
Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . . . . .      226,131      322,091      335,619
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . .      159,203      180,494      181,099
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,821      116,927       64,585
-------------------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . . .   15,284,751   15,811,772   16,337,943
-------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on deposits. . . . . . . . . . . . . . . . . . . . . .    3,750,654    4,656,015    6,099,776
Interest on short-term borrowings . . . . . . . . . . . . . . .       31,236      331,962      697,945
Interest on long-term borrowings. . . . . . . . . . . . . . . .    1,930,333    1,896,473    1,687,218
Interest on company obligated mandatorily redeemable preferred
securities of subsidiary. . . . . . . . . . . . . . . . . . . .      235,723      138,119            -
-------------------------------------------------------------------------------------------------------
Total interest expense. . . . . . . . . . . . . . . . . . . . .    5,947,946    7,022,569    8,484,939
-------------------------------------------------------------------------------------------------------

Net interest income . . . . . . . . . . . . . . . . . . . . . .    9,336,805    8,789,203    7,853,004
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . .      597,766    1,374,989      707,899
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses . . . . . .    8,739,039    7,414,214    7,145,105
-------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
Service charges on deposit accounts . . . . . . . . . . . . . .      817,661      628,633      520,483
Increase in value of bank owned life insurance. . . . . . . . .      170,879      179,246      245,909
Loan servicing fees . . . . . . . . . . . . . . . . . . . . . .      281,898      265,465      174,784
Net gains on sales and impairment of investment securities. . .      542,501      389,779      749,237
Net gains (losses) on sales of loans and foreclosed real estate      326,164      192,853     (240,241)
Other charges, commissions & fees . . . . . . . . . . . . . . .      468,830      438,394      413,589
-------------------------------------------------------------------------------------------------------
Total other income. . . . . . . . . . . . . . . . . . . . . . .    2,607,933    2,094,370    1,863,761
-------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Salaries and employee benefits. . . . . . . . . . . . . . . . .    4,454,931    3,756,961    2,982,879
Building occupancy. . . . . . . . . . . . . . . . . . . . . . .    1,004,079      795,957      820,085
Data processing expenses. . . . . . . . . . . . . . . . . . . .      867,957      920,364      781,495
Professional and other services . . . . . . . . . . . . . . . .      770,266      857,866      719,122
Amortization of intangible asset. . . . . . . . . . . . . . . .      223,300       39,258      315,755
Other expenses. . . . . . . . . . . . . . . . . . . . . . . . .    1,773,853    1,593,838    1,243,301
-------------------------------------------------------------------------------------------------------
Total other expenses. . . . . . . . . . . . . . . . . . . . . .    9,094,386    7,964,244    6,862,637
-------------------------------------------------------------------------------------------------------

Income before income taxes. . . . . . . . . . . . . . . . . . .    2,252,586    1,544,340    2,146,229
Provision for income taxes. . . . . . . . . . . . . . . . . . .      600,923      388,061      543,739
-------------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,651,663  $ 1,156,279  $ 1,602,490
=======================================================================================================
NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . . . . .  $      0.68  $      0.45  $      0.62
=======================================================================================================
NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . . . . .  $      0.67  $      0.44  $      0.62
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Common Stock Issued   Additional
                                          -------------------    Paid-in     Retained
                                           Shares     Amount    Capital     Earnings
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000. . . . . . .  2,884,720   $288,472  $6,562,085  $17,859,388
Comprehensive income:
Net income. . . . . . . . . . . . . . .                                      1,602,490
Reduction in par value of common stock.              (259,625)    259,625
ESOP shares earned. . . . . . . . . . .                            33,692
Stock option exercised. . . . . . . . .      9,500         95      62,415
Treasury stock purchased
Dividends declared ($.26 per share) . .                                       (446,239)
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001. . . . . . .  2,894,220     28,942   6,917,817   19,015,639
Comprehensive income:
Net income. . . . . . . . . . . . . . .                                      1,156,279
ESOP shares earned. . . . . . . . . . .                            57,340
Stock option exercised. . . . . . . . .     20,449        204     138,654
Treasury stock purchased
Dividends declared ($.30 per share) . .                                       (426,267)
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002. . . . . . .  2,914,669     29,146   7,113,811   19,745,651
Comprehensive income:
Net income. . . . . . . . . . . . . . .                                      1,651,663
ESOP shares earned. . .                        . . . . . . . .     75,635
Stock option exercised. . . . . . . . .      4,717         48      35,326
Treasury stock purchased
Dividends declared ($.40 per share) . .                                       (650,769)
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003. . . . . . .  2,919,386   $ 29,194  $7,224,772  $20,746,545
=======================================================================================


                                                        Accumulated
                                                        Other Com-     Unearned
                                         Comprehensive  prehensive       ESOP        Treasury
                                            Income        Income        Shares        Stock         Total
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000. . . . . . .                     $ 30,919   $(227,230)  $(3,551,159)  $20,962,475
Comprehensive income:
Net income. . . . . . . . . . . . . . .    $1,602,490                                              1,602,490
Unrealized gains on securities:
Unrealized holding gains arising
during period . . . . . . . . . . . . .       832,429
Reclassification adjustment for
gains included in net income. . . . . .      (749,237)
                                         ------------
Other comprehensive income, before tax.        83,192
Income tax provision. . . . . . . . . .       (33,459)
                                         ------------
Other comprehensive income, net of tax
and reclassification adjustment . . . .        49,733         49,733                                  49,733
                                         ------------
Comprehensive income: . . . . . . . . .    $1,652,223
                                         ============

Reduction in par value of common stock.                                                                    -
ESOP shares earned. . . . . . . . . . .                                   54,088                      87,780
Stock option exercised. . . . . . . . .                                                               62,510
Treasury stock purchased. . . . . . . .                                               (134,000)     (134,000)
Dividends declared ($.26 per share) . .                                                             (446,239)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001. . . . . . .                       80,652    (173,142)   (3,685,159)   22,184,749
Comprehensive income:
Net income. . . . . . . . . . . . . . .    $1,156,279                                              1,156,279
Unrealized gains on securities:
Unrealized holding gains arising
during period . . . . . . . . . . . . .       723,235
Reclassification adjustment for
gains included in net income. . . . . .      (389,779)
                                         ------------
Other comprehensive income, before tax.       333,456
Income tax provision. . . . . . . . . .      (133,203)
                                         ------------
Other comprehensive income, net of tax
and reclassification adjustment . . . .       200,253        200,253                                 200,253
                                         ------------
Comprehensive income: . . . . . . . . .    $1,356,532
                                         ============

ESOP shares earned. . . . . . . . . . .                                   48,675                     106,015
Stock option exercised. . . . . . . . .                                                              138,858
Treasury stock purchased. . . . . . . .                                               (129,865)     (129,865)
Dividends declared ($.30 per share) . .                                                             (426,267)
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002. . . . . . .                      280,905    (124,467)   (3,815,024)   23,230,022
Comprehensive income:
Net income. . . . . . . . . . . . . . .    $1,651,663                                              1,651,663
Unrealized gains on securities:
Unrealized holding gains arising
during period . . . . . . . . . . . . .       681,290
Reclassification adjustment for
gains included in net income. . . . . .      (542,501)
                                         ------------
Other comprehensive income, before tax.       138,789
Income tax provision. . . . . . . . . .       (55,516)
                                         ------------
Other comprehensive income, net of tax
and reclassification adjustment . . . .        83,273         83,273                                  83,273
                                         ------------
Comprehensive income: . . . . . . . . .    $1,734,936
                                         ============

ESOP shares earned. . . . . . . . . . .                                   46,545                     122,180
Stock option exercised. . . . . . . . .                                                               35,374
Treasury stock purchased. . . . . . . .                                             (2,686,934)   (2,686,934)
Dividends declared ($.40 per share) .                                                        .      (650,769)
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003. . . . . . .                     $364,178   $ (77,922)  $(6,501,958)  $21,784,809
=============================================================================================================


                                                   STATEMENTS OF CASH FLOWS
                                                                                           Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                         2003           2002           2001
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,651,663   $  1,156,279   $  1,602,490
 Adjustments to reconcile net income to net cash provided by (used in) operating activities
 Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       597,766      1,374,989        707,899
 ESOP shares earned . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       122,180        106,015         87,780
 Deferred income tax expense (benefit). . . . . . . . . . . . . . . . . . . . . .       306,924        292,546       (296,228)
 Proceeds from sale of loans. . . . . . . . . . . . . . . . . . . . . . . . . . .    23,380,281     19,611,815     14,109,043
 Originations of loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . .   (23,049,083)   (17,759,391)   (20,102,155)
 Realized (gains) losses on sales of:
 Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (91,466)         5,283        133,451
 Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (234,698)      (198,136)       106,790
 Available-for-sale investment securities . . . . . . . . . . . . . . . . . . . .      (542,501)      (389,779)      (749,237)
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       542,250        469,474        465,591
 Amortization of intangible asset . . . . . . . . . . . . . . . . . . . . . . . .       223,300         39,258        315,755
 Amortization of deferred financing costs . . . . . . . . . . . . . . . . . . . .        30,204         15,100              -
 Increase in surrender value of life insurance. . . . . . . . . . . . . . . . . .      (170,879)      (179,246)      (245,909)
 Net accretion of premiums and discounts on investment securities . . . . . . . .       287,759        (27,369)        (4,185)
 Decrease in interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .        60,625        131,221        213,242
 Net change in other assets and liabilities . . . . . . . . . . . . . . . . . . .       280,761       (624,017)       426,772
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . .     3,395,086      4,024,042     (3,228,901)
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchase of investment securities available-for-sale and
Federal Home Loan Bank Stock. . . . . . . . . . . . . . . . . . . . . . . . . . .   (25,780,354)   (21,452,772)    (2,152,878)
 Proceeds from maturities and principal reductions of
 investment securities available-for-sale . . . . . . . . . . . . . . . . . . . .    19,898,202     11,272,921      5,078,515
 Proceeds from sale:
 Available-for-sale investment securities . . . . . . . . . . . . . . . . . . . .     9,174,531      1,847,060      9,601,934
 Real estate acquired through foreclosure . . . . . . . . . . . . . . . . . . . .     1,890,486        369,768        466,517
 Net cash received in branch acquisition. . . . . . . . . . . . . . . . . . . . .             -     21,324,109              -
 Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,203,115)   (16,723,674)   (15,281,529)
 Purchase of premises and equipment . . . . . . . . . . . . . . . . . . . . . . .    (1,570,521)      (911,275)      (783,326)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . .    (5,590,771)    (4,273,863)    (3,070,767)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts and escrow deposits . . . . . . . . . . . . . .     5,429,106      6,423,999     10,485,060
 Net (decrease) increase in time deposits . . . . . . . . . . . . . . . . . . . .    (3,057,400)     2,109,923     (2,355,203)
 Net proceeds from (repayments on) short-term borrowings. . . . . . . . . . . . .     1,400,000    (16,518,000)     6,096,000
 Payments on long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    (9,000,000)    (3,912,500)   (21,885,000)
 Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . . . . .     5,700,000     13,850,000     18,000,000
 Proceeds from issuance of mandatorily redeemable preferred securities. . . . . .             -      4,849,000              -
 Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . .        35,374        138,858         62,510
 Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (651,084)      (415,145)      (531,086)
 Treasury stock purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,686,934)      (129,865)      (134,000)
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities . . . . . . . . . . . . . . .    (2,830,938)     6,396,270      9,738,281
------------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in cash and cash equivalents. . . . . . . . . . . . . . . . .    (5,026,623)     6,146,449      3,438,613
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .    13,740,405      7,593,956      4,155,343
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $  8,713,782   $ 13,740,405   $  7,593,956
==============================================================================================================================
CASH PAID DURING THE PERIOD FOR:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,990,930   $  7,122,065   $  8,555,605
 Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       250,000        850,000        632,500
NON-CASH INVESTING ACTIVITY:
 Transfer of loans to foreclosed real estate. . . . . . . . . . . . . . . . . . .       604,955      1,138,300        348,113
 Securitization of loans and held as an investment security . . . . . . . . . . .             -              -      1,355,095

The accompanying notes are an integral part of the consolidated financial statements

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS
The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiaries, Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust I. Pathfinder Statutory Trust I was formed in 2002 for the purpose of issuing mandatorily redeemable convertible securities, which are considered Tier I capital under regulatory capital adequacy requirements (See Note 17). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Inc. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation. The Company has six full service offices located in Oswego County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and investment securities.

Pathfinder Bancorp, M.H.C., (the "Holding Company") a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 65.1% of the outstanding common stock of the Company. Salaries, employee benefits and rent approximating $124,000, $115,000 and $101,000 were allocated from the Company to Pathfinder Bancorp, M.H.C. during 2003, 2002 and 2001, respectively.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

The Company is subject to the regulations of various governmental agencies. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examinations.

SIGNIFICANT  GROUP  CONCENTRATIONS  OF  CREDIT  RISK
Most of the Company's activities are with customers located primarily in Oswego and parts of Onondaga counties of New York State. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

ADVERTISING
The Company follows the policy of charging the costs of advertising to expense as incurred.

CASH  AND  CASH  EQUIVALENTS
Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits (with original maturity of three months or less).

INVESTMENT  SECURITIES
The Company classifies investment securities as available-for-sale. Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders' equity, net of the applicable income tax effect. None of the Company's investment securities have been classified as trading or held-to-maturity securities.
Gains or losses on investment security transactions are based on the amortized cost of the specific securities sold. Premiums and discounts on securities are amortized and accreted into income using the interest method over the period to first call or maturity.

The Company monitors investment securities for impairment on a quarterly basis by analyzing security credit ratings and related fair market values. When significant declines in fair market values or credit ratings are determined to be other than temporary, appropriate action is taken.

FEDERAL  HOME  LOAN  BANK  STOCK
Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. The stock is carried at cost.

MORTGAGE  LOANS  HELD-FOR-SALE
Mortgage loans held-for-sale are carried at the lower of cost or fair value. Fair value is determined in the aggregate. As of December 31, 2003, the Company had approximately $2.1 million of mortgage loan forward commitments outstanding to hedge interest rate risk on certain committed and originated loans. The difference between the settlement value of the forward commitments and the fair value of these commitments at December 31, 2003 was not significant. As of December 31, 2002, the Company had no outstanding mortgage loan forward commitments.

TRANSFERS  OF  FINANCIAL  ASSETS
Transfers of financial assets, including sales of loans and loan participations, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

LOANS
Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and costs. Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

ALLOWANCE  FOR  LOAN  LOSSES
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio and an analysis of the levels and trends of delinquencies and charge-offs.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired, based on current information and events, if it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective rate, except that all collateral-dependent loans are measured for impairment based on fair values of collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

INCOME  RECOGNITION  ON  IMPAIRED  AND  NON-ACCRUAL  LOANS
Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days. When a loan is classified as non-accrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.

When future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

OFF-BALANCE  SHEET  CREDIT  RELATED  FINANCIAL  INSTRUMENTS
In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under standby letters of credit. Such financial instruments are recorded when they are funded.

PREMISES  AND  EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging up to 39 years for premises and 10 years for equipment. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income.

FORECLOSED  REAL  ESTATE
Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the fair value less estimated disposal costs. Write downs of, and expenses related to, foreclosed real estate holdings included in noninterest expense were $124,000, $155,000 and $99,000 in 2003, 2002 and 2001, respectively.

INTANGIBLE  ASSETS

Intangible assets represent core deposit intangibles and goodwill arising from acquisitions. Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on a straight-line basis over a period of five years. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," and SFAS 147, "Accounting for Certain Acquisitions of Banking and Thrift Institutions." Under the provisions of SFAS 142 and SFAS 147, effective January 1, 2002, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment using fair value methodologies. Prior to the adoption of SFAS 142 and SFAS 147, the Company's goodwill was amortized on a straight-line basis over 15 years resulting in amortization expense of $193,000 in 2001. Amortization expense related to core deposit intangibles is estimated to be $850,000 for 2004 through 2008.

MORTGAGE  SERVICING  RIGHTS
Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment.

STOCK-BASED  COMPENSATION
The Company accounts for stock awards issued to directors, officers and key employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. This method requires that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally does not recognize compensation expense related to stock awards because the stock awards generally have fixed terms and exercise prices that are equal to or greater than the fair value of the Company's common stock at the grant date.

Pro forma amounts of net income and earnings per share under Statement of Financial Accounting Standards No. 123 are as follows:

                                          2003        2002        2001
-------------------------------------------------------------------------
Net Income:
As reported . . . . . . . . . . . . .  $1,651,663  $1,156,279  $1,602,490
Total stock-based compensation
cost, net of tax, that would have
been included in the determination
of net income if the fair value based
method had been applied to all awards      28,278     108,766     146,009
-------------------------------------------------------------------------
Pro forma . . . . . . . . . . . . . .  $1,623,385  $1,047,513  $1,456,481
=========================================================================

                            2003            2002               2001
-------------------------------------------------------------------------
Earnings per share:  Basic   Diluted   Basic   Diluted   Basic   Diluted
-------------------  ------  --------  ------  --------  ------  --------
As reported . . . .  $ 0.68  $   0.67  $ 0.45  $   0.44  $ 0.62  $   0.62
Pro forma . . . . .  $ 0.67  $   0.66  $ 0.41  $   0.40  $ 0.57  $   0.56

The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions: risk free interest rate - 5.0%; dividend yield - 2.0%; market price volatility - 52.4%. An assumed weighted average option life of 6 years has been utilized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the foregoing pro forma results are not likely to be representative of the effects of reported net income of future periods due to additional years of vesting. No options were granted during 2003 and 2002. The weighted-average fair value per share of granted options during 2001 was $3.90.

RETIREMENT  BENEFITS
The Company has established tax qualified retirement plans covering substantially all full-time employees and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans. In addition, the Company has unfunded deferred compensation and supplemental executive retirement plans for selected current and former employees and officers that provide benefits that cannot be paid from a qualified retirement plan due to Internal Revenue Code restrictions. These plans are nonqualified under the Internal Revenue Code, and assets used to fund benefit payments are not segregated from other assets of the Company, therefore, in general, a participant's or beneficiary's claim to benefits under these plans is as a general creditor.

TREASURY  STOCK
Treasury stock purchases are recorded at cost. In 2003, 2002 and 2001, the Company purchased 183,114, 11,000 and 10,000 shares of treasury stock at an average cost of $14.67, $11.86 and 13.40 per share, respectively. 160,114 of the shares purchased by the Company in 2003 related to a privately negotiated stock repurchase from Jewelcor Management Inc. The shares were purchased at $14.60 per share and represented approximately 6.1% of the Company's outstanding common stock as of December 31, 2002. The privately negotiated transaction was not part of the share repurchase program in effect for that period. The Company believes repurchase programs to be in the best interest of its shareholders as a method to enhance long-term shareholder value.

INCOME  TAXES
Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

EARNINGS  PER  SHARE
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

COMPREHENSIVE  INCOME
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

RECLASSIFICATIONS
Certain amounts from 2002 and 2001 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

NOTE  2:  NEW  ACCOUNTING  PRONOUNCEMENTS
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note
15. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities ("VIEs") and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have, and is not expected to have, a material impact on the Company's financial condition or results of operations.

In its current form, FIN 46 will require the Company to deconsolidate its investment in Pathfinder Statutory Trust I (the "Trust") on the March 15, 2004 effective date. The deconsolidation will result in an additional asset and borrowings of $155,000. The deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. When the Trust is no longer included in consolidated results, the Company will still meet all regulatory capital requirements to which it is subject.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have an impact on the Company's financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003 and did not have an impact on the Company's financial condition or results of operations.

NOTE  3:  ACQUISITION
On October 25, 2002, the Company's subsidiary, Pathfinder Bank, acquired the Lacona, New York branch of Cayuga Bank. In conjunction with the acquisition, the Bank formed a limited-purpose commercial bank subsidiary, Pathfinder Commercial Bank, to serve the depository needs of public entities in its market area and to assume the municipal deposit liabilities of the Lacona branch. The transaction included approximately $26,400,000 in deposits, $2,300,000 in loans and $430,000 in vault cash and facilities and equipment. The acquisition reflects a premium on deposits liabilities assumed of approximately $2,400,000. The results of the Lacona branch operation have been included in the consolidated financial statements since the date of acquisition. As a result of the acquisition, the Company has expanded its service area and now has the ability to serve the needs of public entities in the market area.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash. . . . . . . . . . . .  $21,558,800
Loans receivable. . . . . .    2,260,000
Allowance for loan losses .      (56,500)
-----------------------------------------
Net loans receivable. . . .    2,203,500
Bank premises and equipment      251,000
Other assets. . . . . . . .        9,700
Intangible assets . . . . .    2,376,000
Total assets. . . . . . . .  $26,399,000
=========================================
Deposits. . . . . . . . . .   26,399,000
-----------------------------------------
 Total liabilities. . . . .  $26,399,000
=========================================

Intangible assets include $1,100,000 in core deposit intangibles amortized over a weighted-average useful life of 5 years. Accumulated amortization approximated $262,000 and $39,000 at December 31, 2003 and 2002, respectively. The remaining $1,300,000 in intangible assets represents goodwill. Amortization of goodwill and the core deposit intangible is deductible for tax purposes.

NOTE  4:  INVESTMENT  SECURITIES  -  AVAILABLE-FOR-SALE
The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                        December 31, 2003
-------------------------------------------------------------------------------------------
                                                        Gross         Gross      Estimated
                                      Amortized       Unrealized    Unrealized      Fair
                                         Cost            Gains        Losses        Value
-------------------------------------------------------------------------------------------
Bond investment securities:
US treasury and agencies . . . .     $     6,353,640  $    47,942  $   (75,559)  $ 6,326,023
State and political subdivisions           7,359,256      304,166         (323)    7,663,099
Corporate. . . . . . . . . . . .           6,420,909      344,674      (70,025)    6,695,558
Mortgage-backed. . . . . . . . .          29,733,939      387,836     (187,937)   29,933,838
-------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . .          49,867,744    1,084,618     (333,844)   50,618,518
Equity investments . . . . . . .           7,083,988      347,300     (491,110)    6,940,178
-------------------------------------------------------------------------------------------
Total investment securities. . .     $    56,951,732  $ 1,431,918  $  (824,954)  $57,558,696
============================================================================================


                                                        December 31, 2002
-------------------------------------------------------------------------------------------
                                                        Gross         Gross      Estimated
                                      Amortized       Unrealized    Unrealized      Fair
                                         Cost            Gains        Losses        Value
-------------------------------------------------------------------------------------------
Bond investment securities:
US treasury and agencies . . . .     $     4,378,243  $    87,728  $    (1,514)  $ 4,464,457
State and political subdivisions           8,549,215      337,409      (22,719)    8,863,905
Corporate. . . . . . . . . . . .          15,375,316      429,445     (534,501)   15,270,260
Mortgage-backed. . . . . . . . .          24,439,493      727,012       (6,676)   25,159,829
-------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . .          52,742,267    1,581,594     (565,410)   53,758,451
Equity investments . . . . . . .           7,052,102            -     (548,009)    6,504,093
-------------------------------------------------------------------------------------------
Total investment securities. . .    $     59,794,369  $ 1,581,594  $(1,113,419)  $60,262,544
============================================================================================

Gross  gains  of  $581,000,  $665,000  and  $759,000  for  2003,  2002 and 2001,
respectively and gross losses of $38,000, $275,000 and $9,000 for 2003, 2002 and 2001, respectively were realized on sales and calls of securities. The $275,000 loss in 2002 represented an impairment loss recognized on a corporate debt security. This security was sold during 2003 and a gain of $178,000 was recognized after reversal of the 2002 impairment reserve.

Investment securities with a carrying value of $12,477,000 at December 31, 2003 were pledged to collateralize certain deposit and borrowing arrangements.

The amortized cost and estimated fair value of debt investments at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                         Amortized    Estimated
                                           Cost      Fair Value
----------------------------------------------------------------
Due in one year or less. . . . . . . .  $   582,606  $   598,562
Due after one year through five years.   12,041,628   12,406,059
Due after five years through ten years    2,589,202    2,758,978
Due after ten years. . . . . . . . . .    4,920,369    4,921,081
Mortgage-backed securities . . . . . .   29,733,939   29,933,838
----------------------------------------------------------------
Totals . . . . . . . . . . . . . . . .  $49,867,744  $50,618,518
================================================================

The following table shows the Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

                                                                     December 31, 2003
--------------------------------------------------------------------------------------------------------------------------
                                                Less than Twelve            Twelve Months
                                                     Months                    or More                   Total
--------------------------------------------------------------------------------------------------------------------------
                                             Unrealized      Fair       Unrealized      Fair      Unrealized      Fair
                                               Losses        Value        Losses       Value        Losses        Value
--------------------------------------------------------------------------------------------------------------------------
US treasury and agency securities. . . . .  $   (60,390)  $ 3,835,398  $   (15,169)  $  165,387  $   (75,559)  $ 4,000,785
State and political subdivision securities         (323)      114,677            -            -         (323)      114,677
Corporate securities . . . . . . . . . . .            -             -      (70,025)   1,879,020      (70,025)    1,879,020
Mortgage-backed securities . . . . . . . .     (137,459)   10,076,014      (50,478)   3,220,434     (187,937)    5,642,191
Equity investment securities . . . . . . .      (16,601)    3,115,467     (474,509)   2,633,952     (491,110)    5,749,419
--------------------------------------------------------------------------------------------------------------------------
                                            $  (214,773)  $17,141,556  $  (610,181)  $7,898,793  $  (824,954)  $17,386,092
==========================================================================================================================

The above noted declines in fair value relating to 36 mortgage-backed and debt securities are considered temporary by management, as the collection of contractual amounts of principal and interest are deemed probable, and the company has the intent and ability to hold the individual securities to maturity.

The Company's equity investment holdings with fair values less than their carrying amounts for a period in excess of twelve months represent investments in a fund consisting primarily of dividend paying common stocks of large capitalization companies with market capitalization in excess of $5 billion, representing investment grade corporate securities. The fund performance has historically closely correlated to overall market trends and management is confident that this close correlation will continue. Over the past twelve months, the overall fund value has increased in excess of 25% and a review of the underlying securities that comprise the fund indicates no individual impaired holdings and there is no indication that the profitability of these corporations is impaired beyond the economic cycle. Thus, the unrealized loss is considered temporary.

NOTE  5:  LOANS
Major  classifications  of  loans  at  December  31,  are  as  follows:

                                    2003           2002
------------------------------------------------------------
Real estate mortgages:
Conventional . . . . . . . . .  $120,657,337   $114,880,488
Construction . . . . . . . . .     4,374,721      4,388,792
Commercial . . . . . . . . . .    31,278,158     32,657,177
------------------------------------------------------------
                                 156,310,216    151,926,457
------------------------------------------------------------
Other loans:
Consumer . . . . . . . . . . .     3,833,743      3,718,774
Home Equity/2nd Mortgage . . .    12,948,290     11,151,317
Passbook loans . . . . . . . .        97,798        198,113
Lease financing. . . . . . . .        50,825        431,555
Commercial . . . . . . . . . .    15,039,129     12,764,633
------------------------------------------------------------
                                  31,969,785     28,264,392
------------------------------------------------------------
Total loans. . . . . . . . . .   188,280,001    180,190,849
------------------------------------------------------------
Net deferred loan costs. . . .       437,016        291,435
Less allowance for loan losses    (1,715,213)    (1,480,874)
------------------------------------------------------------
Loans receivable, net. . . . .  $187,001,804   $179,001,410
============================================================

The Company grants mortgage and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent upon the counties' employment and economic conditions.

The following represents the approximate activity associated with loans to officers and directors during the fiscal year ending December 31, 2003:

Balance at beginning of year  $ 5,341,000
Originations . . . . . . . .    1,089,000
Principal payments . . . . .   (1,120,000)
------------------------------------------
Balance at end of year . . .  $ 5,310,000
==========================================

NOTE  6:  ALLOWANCE  FOR  LOAN  LOSSES
Changes in the allowance for loan losses for the year ended December 31, are summarized as follows:

                                 2003          2002         2001
--------------------------------------------------------------------
Balance at beginning of year  $1,480,874   $ 1,679,215   $1,273,707
Recoveries credited. . . . .      37,323        31,916       62,330
Provision for loan losses. .     597,766     1,374,989      707,899
Allowance on acquired loans.           -        56,500            -
Loans charged-off. . . . . .    (400,750)   (1,661,746)    (364,721)
--------------------------------------------------------------------
Balance at end of year . . .  $1,715,213   $ 1,480,874   $1,679,215
====================================================================

The  following  is  a  summary  of  information  pertaining  to  impaired loans.

For the Year Ended December 31, 2003
---------------------------------------------------------
Impaired loans without a valuation allowance.  $        -
Impaired loans with a valuation allowance . .   3,804,000
---------------------------------------------------------
Total impaired loans. . . . . . . . . . . . .  $3,804,000
=========================================================
Valuation allowance related to impaired loans  $  527,000

Average investment in impaired loans. . . . .  $3,446,000
Interest income recognized on impaired loans.  $  139,000
Interest income recognized on a cash basis on
impaired loans. . . . . . . . . . . . . . . .  $   93,000

As of December 31, 2003, no additional funds are committed to be advanced in connection with impaired loans. At December 31, 2002 and 2001, the Company had no loans classified as impaired.

The amount of loans on which the Company has ceased accruing interest aggregated approximately $2,992,000 and $1,711,000 at December 31, 2003 and 2002,
respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2003, 2002 or 2001.

NOTE  7:  SERVICING
Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage and other loans serviced for others were $47.6 million and $41.4 million at December 31, 2003 and 2002, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2003 and 2002, was $257,000 and $200,000, respectively.

The  following  summarizes  mortgage-servicing rights capitalized and amortized:

                                       2003   2002   2001
----------------------------------------------------------
Mortgage servicing rights capitalized  $ 179  $ 152  $ 131
----------------------------------------------------------
Mortgage servicing rights amortized .  $ 122  $  84  $  39
----------------------------------------------------------

NOTE  8:  PREMISES  AND  EQUIPMENT
A  summary  of  premises  and  equipment  at  December  31,  is  as  follows:

                                     2003         2002
 --------------------------------------------------------
Land . . . . . . . . . . . . . .  $   674,773  $  674,773
Buildings. . . . . . . . . . . .    5,171,939   4,287,046
Furniture, fixture and equipment    5,057,003   4,606,257
Construction in progress . . . .      471,364     309,279
 --------------------------------------------------------
                                   11,375,079   9,877,355
Less: Accumulated depreciation .    4,724,637   4,255,184
 --------------------------------------------------------
                                  $ 6,650,442  $5,622,171
=========================================================

NOTE  9:  DEPOSITS
A  summary  of  deposits  at  December  31,  is  as  follows:

                                        2003          2002
--------------------------------------------------------------
Savings accounts . . . . . . . . .  $ 66,683,019  $ 65,843,713
Time accounts. . . . . . . . . . .    68,428,288    70,276,112
Time accounts over $100,000. . . .    14,618,101    15,827,677
Money management accounts. . . . .    22,337,225    19,765,014
Demand deposit interest-bearing. .    16,968,962    15,404,423
Demand deposit noninterest-bearing    15,789,957    15,764,382
Mortgage escrow funds. . . . . . .     2,068,259     1,640,784
--------------------------------------------------------------
                                    $206,893,811  $204,522,105
==============================================================

At  December 31, 2003, the schedules maturities of time deposits are as follows:

Year of Maturity    Amount
-----------------------------
2004 . . . . . .  $47,228,000
2005 . . . . . .   14,289,000
2006 . . . . . .   11,249,000
2007 . . . . . .    4,048,000
2008 . . . . . .    1,171,000
Thereafter . . .    5,061,000
-----------------------------
                  $83,046,000
=============================

NOTE  10:  BORROWED  FUNDS
The  composition  of  borrowings  at  December  31  is  as  follows:

                                                            2003          2002
--------------------------------------------------------------------------------
Short-term:
FHLB Advances . . . . . . . . . . . . . . . . . . . .  $ 2,100,000  $    700,000
Total short-term. . . . . . . . . . . . . . . . . . .    2,100,000       700,000
--------------------------------------------------------------------------------
Long-term:
FHLB Repurchase agreements. . . . . . . . . . . . . .    3,400,000     3,400,000
FHLB advances . . . . . . . . . . . . . . . . . . . .   35,460,000    38,760,000
--------------------------------------------------------------------------------
Total long-term . . . . . . . . . . . . . . . . . . .   38,860,000    42,160,000
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the Company. . . . . . . .    5,000,000     5,000,000
--------------------------------------------------------------------------------
Total borrowings. . . . . . . . . . . . . . . . . . .  $45,960,000  $ 47,860,000
================================================================================

The principal balance, interest rate and maturity of the above borrowings at December 31, 2003 is as follows:

Term. . . . . . . . . . . . . . . . . . . . . . . . .  Principal    Rates
--------------------------------------------------------------------------------
Short-term:
Advances with FHLB
due within 3-6 months . . . . . . . . . . . . . . . .  $ 1,100,000          1.30%
due within 6 months to 1 year . . . . . . . . . . . .    1,000,000          1.27%
--------------------------------------------------------------------------------
Total short-term borrowings . . . . . . . . . . . . .  $ 2,100,000
================================================================================
Long-term:
Repurchase agreements (due in 2006 and 2009). . . . .    3,400,000   5.56% -5.85%
--------------------------------------------------------------------------------
Advances with FHLB
due within 2 years. . . . . . . . . . . . . . . . . .   10,500,000    2.07%-5.43%
due within 3 years. . . . . . . . . . . . . . . . . .    7,000,000    4.13%-5.32%
due within 4 years. . . . . . . . . . . . . . . . . .   11,350,000    3.00%-5.04%
due after 5 years . . . . . . . . . . . . . . . . . .    6,610,000    2.67%-6.00%
--------------------------------------------------------------------------------
Total advances with FHLB. . . . . . . . . . . . . . .   35,460,000
------------------------------------------------------------------
Company obligated mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the Company. . . . . . . .    5,000,000  LIBOR+3.45%
--------------------------------------------------------------------------------
Total long-term borrowings. . . . . . . . . . . . . .  $43,860,000
================================================================================

Other  information  related  to  short  term  borrowings  is  as  follows:

                                                2003          2002          2001
------------------------------------------------------------------------------------
Maximum outstanding at any month end . . .  $12,000,000   $20,668,000   $20,218,000
Average amount outstanding during the year    2,660,000     7,164,000    15,240,000
Average interest rate during the year. . .         1.17%         4.63%         4.56%

The repurchase agreements with the Federal Home Loan Bank ("FHLB") are collateralized by certain investment securities, real estate mortgages and cash, which had a carrying value of $3,400,000 at December 31, 2003. The collateral is under the Company's control. The line of credit agreement with the FHLB is used for liquidity purposes. Interest on this line is determined at the time of borrowing. The average rate paid on the overnight line during 2003 approximated 0.97%. At December 31, 2003, $14,104,000 was available under the line of credit. In addition to the overnight line of credit program, the Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $101,940,000 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

On June 26, 2002, the Company formed a wholly owned subsidiary, Pathfinder Statutory Trust I, a Connecticut business trust. The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and are treated as Tier 1 capital by the Federal Deposit Insurance Company and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 3.45% (4.62% at December 31, 2003) with a five-year call provision. The Company guarantees all of these securities. The Company capitalized $151,000 of deferred financing costs associated with the debt issuance, which are being amortized on a straight-line basis over the 5-year period to call date.

NOTE 11: EMPLOYEE BENEFITS, DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS
The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. In addition, the Company provides certain health and life insurance benefits for eligible retired employees. The healthcare plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The Company uses an October 1 measurement date for the defined benefit plan and a December 31 measurement date for the postretirement benefit plan.

The following tables set forth the changes in the plan's benefit obligation, fair value of plan assets and prepaid (accrued) benefit (cost) as of December 31, 2003 and 2002:

                                                      Pension Benefits     Postretirement Benefits
--------------------------------------------------------------------------------------------------
                                                    2003         2002         2003        2002
--------------------------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year . . . .  $3,031,096   $2,479,215   $ 367,576   $ 362,456
Service cost. . . . . . . . . . . . . . . . . .     153,883      118,697       1,939       1,708
Interest cost . . . . . . . . . . . . . . . . .     200,169      183,781      20,795      22,461
Actuarial gain. . . . . . . . . . . . . . . . .     165,360      402,687         453      14,762
Plan participants' contributions. . . . . . . .           -            -       7,208           -
Benefit paid. . . . . . . . . . . . . . . . . .    (150,558)    (157,424)    (27,915)    (33,811)
Settlements . . . . . . . . . . . . . . . . . .     (17,615)           -           -           -
Plan amendment. . . . . . . . . . . . . . . . .           -        4,140      (3,081)          -
--------------------------------------------------------------------------------------------------
Benefit obligation at end of year . . . . . . .  $3,382,335   $3,031,096   $ 366,975   $ 367,576
--------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year.  $2,492,524   $2,598,427   $       -   $       -
Actual return (loss) on plan assets . . . . . .     266,103     (328,553)          -           -
Plan participants' contributions. . . . . . . .           -            -       7,208           -
Benefits paid . . . . . . . . . . . . . . . . .    (150,558)    (157,424)    (27,915)    (33,811)
Employer contributions. . . . . . . . . . . . .     201,840      380,074      20,707      33,811
Settlements . . . . . . . . . . . . . . . . . .     (17,615)           -           -           -
--------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year. . . .  $2,792,294   $2,492,524   $       -   $       -
--------------------------------------------------------------------------------------------------
Components of prepaid/accrued benefit cost
Unfunded status . . . . . . . . . . . . . . . .  $ (590,041)  $ (538,572)  $(366,975)  $(367,576)
Unrecognized prior service cost . . . . . . . .           -          121           -           -
Unrecognized transition obligation. . . . . . .           -            -     152,197     173,546
Unrecognized actuarial net loss . . . . . . . .   1,400,677    1,380,111      45,401      45,604
--------------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit/(cost). . . . . . . .  $  810,636   $  841,660   $(169,377)  $(148,426)
==================================================================================================

The accumulated benefit obligation for the defined benefit plan was $2,735,000 and $2,434,000 at December 31, 2003 and 2002, respectively.

The significant assumptions used in determining the benefit obligation as of December 31, 2003 and 2002 is as follows:

                                                Pension Benefits    Postretirement Benefits
-------------------------------------------------------------------------------------------
                                                2003      2002         2003      2002
-------------------------------------------------------------------------------------------
Weighted average discount rate . . . . . . . .  6.25%     6.50%        6.00%     6.00%
Rate of increase in future compensation levels  3.50%     4.00%           -         -

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 8.5% and 12.0%, respectively. The rates were assumed to decrease gradually to 5.0% in 2010 and remain at that level thereafter. A one-percentage point change in the health care cost trend rates would have the following effects:

                                                   1 Percentage     1 Percentage
                                                          Point            Point
                                                       Increase         Decrease
---------------------------------------------------------------------------------
Effect on total of service and interest
cost components. . . . . . . . . . . . . .       .  $   1,900       $  (1,728)
Effect on post retirement benefit obligation           28,064         (25,793)

The composition of the net periodic benefit plan cost (benefit) for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                            Pension Benefits          Postretirement Benefits
---------------------------------------------------------------------------------------------------------------
                                                     2003        2002        2001      2003     2002     2001
---------------------------------------------------------------------------------------------------------------
Service cost . . . . . . . . . . . . . . . . . .  $ 153,883   $ 118,697   $  85,697   $ 1,939  $ 1,708  $ 1,538
Interest cost. . . . . . . . . . . . . . . . . .    200,169     183,781     171,492    20,795   22,461   21,323
Amortization of transition obligation. . . . . .          -           -           -    18,265   18,519   18,522
Amortization of unrecognized prior service cost.        121         959         959         -        -        -
Amortization of gains and losses . . . . . . . .    105,536      26,542     (11,922)      656      162      158
Expected return on plan assets . . . . . . . . .   (226,845)   (234,761)   (280,516)        -        -        -
---------------------------------------------------------------------------------------------------------------
Net periodic benefit plan cost (benefit) . . . .  $ 232,864   $  95,218   $ (34,290)  $41,655  $42,850  $41,541
===============================================================================================================

The significant assumptions used in determining the net periodic benefit plan cost (benefit) for years ended December 31:

                                                       Pension Benefits        Postretirement Benefits
--------------------------------------------------------------------------------------------------------
                                                  2003      2002      2001     2003      2002      2001
--------------------------------------------------------------------------------------------------------
Weighted average discount rate . . . . . . . . .  6.50%     7.25%     8.00%     6.00%     6.50%    6.50%
Expected long term rate of return on plan assets  9.00%     9.00%     9.00%        -         -         -
Rate of increase in future compensation levels .  4.00%     4.50%     5.50%        -         -         -

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0%, which is roughly the midpoint of the range of expected return.

The Company's pension plan weighted-average asset allocations at October 1, the measurement date, by asset category are as follows:


Asset Category     2003   2002
-------------------------------
Cash. . . . . . .     -      9%
Equity securities    67%    57%
Debt securities .    33%    34%
-------------------------------
Total . . . . . .   100%   100%
===============================

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the "Trust"), a no load series open-ended mutual fund. In addition, a small portion of the assets (less than 1%) is invested in RS Group common stock. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

For the fiscal year ending December 31, 2004, the Bank expects to contribute approximately $250,000 to the Plan.

The Company also offers a 401(k) plan to its employees. Contributions to this plan were $84,000, $74,000 and $52,000 for 2003, 2002 and 2001, respectively.

The Company maintains optional deferred compensation plans for its directors whereby fees normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continue monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2003 and 2002, other liabilities include approximately $1,172,000 and $1,143,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $116,000, $113,000 and $94,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers. At December 31, 2003 and 2002, other liabilities include approximately $473,000 and $495,000 accrued under these plans.
Compensation expense includes approximately $68,000, $74,000 and $110,000 relating to the supplemental executive retirement plan for 2003, 2002 and 2001, respectively.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2003 and 2002, the cash value of these policies was $4,493,000 and $4,322,000, respectively.

NOTE  12:  STOCK  BASED  COMPENSATION  PLANS
In February 1997, the Board of Directors approved an option plan and granted options there under with an exercise price equal to the market value of the Company's shares at the date of grant. Under the Stock Option Plan, up to 132,249 options have been authorized for grant of incentive stock options and nonqualified stock options.

In July 2001, the Board approved the issuance of 38,499 stock options remaining in the 1997 Stock Option Plan. The exercise price is equal to the market value of the Company's shares at the date of grant ($8.34). The options granted under the issuance have a 10-year term with one-third vesting upon grant date and the remaining vesting and becoming exercisable ratably over a 2-year period.

Activity  in  the  Stock  Option  Plan  is  as  follows:

                                                   Weighted
                                     Options        Average          Shares
                                  Outstanding   Exercise Price   Exercisable
-----------------------------------------------------------------------------
Outstanding at December 31, 2000       84,000   $          6.58       84,000
Granted. . . . . . . . . . . . .       38,499              8.34
Exercised. . . . . . . . . . . .       (9,500)             6.58
-----------------------------------------------------------------------------
Outstanding at December 31, 2001      112,999   $          7.18       87,333
Exercised. . . . . . . . . . . .      (20,449)             6.79
-----------------------------------------------------------------------------
Outstanding at December 31, 2002       92,550   $          7.27       79,717
Exercised. . . . . . . . . . . .       (4,717)             7.49
-----------------------------------------------------------------------------
Outstanding at December 31, 2003       87,833   $          7.25       87,833
=============================================================================

The Bank sponsors an Employee Stock Ownership Plan (ESOP) for employees who have attained the age of 21 and who have completed a 12 month period of employment with the Bank during which they worked at least 1,000 hours. The Bank purchased 92,574 shares of common stock on behalf of the ESOP. The purchase of the shares was funded by a loan from the Company and the unearned shares are pledged as collateral for the borrowing. As the loan is repaid, earned shares are released from collateral and are allocated to the participants. As shares are earned, the Bank records compensation expense at the average market price of the shares during the period. Cash dividends received on unearned shares are allocated among the participants and are reported as compensation expense. ESOP compensation expense, including cash dividends received on unearned shares, approximated $129,000, $113,000 and $88,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Total earned shares at December 31, 2003, 2002 and 2001 were 79,367, 71,478 and 63,228, respectively. The estimated fair value of the remaining 13,207 unearned shares at December 31, 2003 is $242,000. Unearned ESOP shares are not considered outstanding for purposes of computing earnings per share.

NOTE  13:  INCOME  TAXES

The  provision  for income taxes for the years ended December 31, is as follows:

            2003      2002       2001
----------------------------------------
Current   $293,999  $ 95,515  $ 839,967
Deferred   306,924   292,546   (296,228)
----------------------------------------
          $600,923  $388,061  $ 543,739
========================================

The  provision  for  income  taxes  includes  the  following:

                                2003      2002      2001
----------------------------------------------------------
Federal Income Tax . . . . .  $600,923  $388,061  $520,379
New York State Franchise Tax         -         -    23,360
----------------------------------------------------------
                              $600,923  $388,061  $543,739
==========================================================

The components of net deferred tax asset (liability), included in other assets for the years ended December 31, are as follows:

                                                2003          2002
----------------------------------------------------------------------
ASSETS:
Deferred compensation. . . . . . . . . . .  $   640,805   $   637,607
Allowance for loan losses. . . . . . . . .      668,075       576,801
Postretirement benefits. . . . . . . . . .       65,759        59,904
AMT tax credit carryforward. . . . . . . .            -        71,079
Mortgage recording tax credit carryforward      263,227       202,111
NOL carryforward . . . . . . . . . . . . .            -        14,815
Investment impairment loss . . . . . . . .            -       107,113
Other. . . . . . . . . . . . . . . . . . .       45,287        16,266
----------------------------------------------------------------------
                                              1,683,153     1,685,696
Liabilities:
Prepaid pension. . . . . . . . . . . . . .     (315,743)     (327,826)
Mutual fund reserve. . . . . . . . . . . .     (190,235)     (190,235)
Depreciation . . . . . . . . . . . . . . .     (360,056)     (194,022)
Accretion. . . . . . . . . . . . . . . . .      (48,854)      (65,267)
Loan origination fees. . . . . . . . . . .     (166,856)     (100,715)
Intangible assets. . . . . . . . . . . . .     (223,773)     (123,071)
Investment securities. . . . . . . . . . .     (242,786)     (187,270)
----------------------------------------------------------------------
                                             (1,548,303)   (1,188,406)
----------------------------------------------------------------------
Net deferred tax asset . . . . . . . . . .  $   134,850   $   497,290
======================================================================

The Company has a New York State mortgage recording tax credit that has no carry forward limitations. The Company has determined that no valuation allowance is necessary as it is more likely than not deferred tax assets will be realized through carryback to taxable income in prior years, future reversals of existing temporary differences and through future taxable income.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

                                          2003   2002   2001
-------------------------------------------------------------
                                          -----  -----  -----
Federal statutory income tax rate. . . .  34.0%  34.0%  34.0%
State tax. . . . . . . . . . . . . . . .  (0.6)  (0.7)  (1.2)
Tax-exempt interest income, net of TEFRA  (5.1)  (6.4)  (4.6)
Increase in value of life insurance. . .  (2.6)  (3.9)  (3.9)
Other. . . . . . . . . . . . . . . . . .   1.0    2.1    1.0
-------------------------------------------------------------
Effective income tax rate. . . . . . . .  26.7%  25.1%  25.3%
=============================================================

NOTE  14:  EARNINGS  PER  SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

                                Earnings    Shares     EPS
-----------------------------------------------------------
2003  Net Income. . . . . . .  $1,651,663
Basic EPS . . . . . . . . . .   1,651,663  2,423,966  $0.68
-----------------------------------------------------------
Effect of dilutive securities
Stock options . . . . . . . .           -     47,805
Diluted EPS . . . . . . . . .  $1,651,663  2,471,771  $0.67
===========================================================
2002  Net Income. . . . . . .  $1,156,279
Basic EPS . . . . . . . . . .   1,156,279  2,577,857  $0.45
-----------------------------------------------------------
Effect of dilutive securities
Stock options . . . . . . . .           -     45,491
Diluted EPS . . . . . . . . .  $1,156,279  2,623,348  $0.44
===========================================================
2001  Net Income. . . . . . .  $1,602,490
Basic EPS . . . . . . . . . .   1,602,490  2,567,048  $0.62
-----------------------------------------------------------
Effect of dilutive securities
Stock options . . . . . . . .           -     28,358
Diluted EPS . . . . . . . . .  $1,602,490  2,595,406  $0.62
===========================================================

NOTE  15:  COMMITMENTS  AND  CONTINGENCIES
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of condition. The contractual amount of those commitments to extend credit reflects the extent of involvement the commitment has in this particular class of financial instrument. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument.

The  Company's  exposure to credit loss is represented by the contractual amount
of  these  commitments.   The  Company  uses  the same credit policies in making
commitments  as  it  does  for  on-balance  sheet  instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                Contract Amount
-------------------------------------------------------------------
                                               2003         2002
-------------------------------------------------------------------
Commitments to grant loans . . . . . . . .  $ 7,163,000  $9,099,000
Unfunded commitments under lines of credit   11,554,000   6,203,000
Standby letters of credit. . . . . . . . .      665,000     783,000
===================================================================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years. Rental expense, included in operating expenses, amounted to $41,000, $21,000 and $18,000 in 2003, 2002 and 2001, respectively. In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. The rent expense paid to the related party during 2003 and 2002 was $21,000 and $5,250, respectively. Approximate minimum rental commitments for the noncancelable operating leases are as follows:

           Years  Ending  December  31:
---------------------------------------
2004 . . . . . . . . . . . .  $ 40,000
2005 . . . . . . . . . . . .    41,500
2006 . . . . . . . . . . . .    46,000
2007 . . . . . . . . . . . .    46,750
2008 . . . . . . . . . . . .    50,000
Thereafter . . . . . . . . .   214,500
--------------------------------------
Total minimum lease payments  $438,750
======================================

NOTE  16:  DIVIDENDS  AND  RESTRICTIONS
The board of directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision ("OTS") has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company's capital accounts for purposes of calculating dividend payments to minority shareholders; (iii) the Company shall establish a restricted capital account in the amount of any dividends waived by the Holding Company, and the amount of any dividend waived by the Holding Company shall be available for declaration as a dividend solely to the Holding Company. During 2003, the Company paid cash dividends totaling $317,000 to the Holding Company. For the third and fourth quarters ending September 30, 2003 and December 31, 2003, respectively, the Holding Company waived the right to receive its portion of the cash dividends declared on September 16, 2003 and December 23, 2003, respectively. During 2002 and 2001, the Holding Company waived $348,000 and $222,000, respectively. The Company maintains a restricted capital account with an $887,000 balance, representing the Holding Company's portion of dividends waived as of December 31, 2003.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 17, the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of retained earnings legally available under these regulations approximated $2,833,000 as of December 31, 2003.

NOTE  17:  REGULATORY  MATTERS
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the following table:

                                                                                                      To Be "Well-
                                                                                                      Capitalized"
                                                                         For Capital                  Under Prompt
                                                      Actual          Adequacy Purposes          Corrective Provisions
----------------------------------------------------------------------------------------------------------------------
                                                  Amount   Ratio     Amount     Ratio          Amount       Ratio
----------------------------------------------------------------------------------------------------------------------
COMPANY
As of December 31, 2003:
Total Core Capital (to Risk-Weighted Assets)  $18,446,000  10.8%  $13,704,000     8.0%          N/A         N/A
Tier 1 Capital (to Risk-Weighted Assets) . .  $16,731,000   9.8%  $ 6,852,000     4.0%          N/A         N/A
Tier 1 Capital (to Average Assets) . . . . .  $16,731,000   6.6%  $10,117,000     4.0%          N/A         N/A
----------------------------------------------------------------------------------------------------------------------
BANK
As of December 31, 2003:
Total Core Capital (to Risk-Weighted Assets)  $21,282,000  12.5%  $13,626,000     8.0%       $17,032,000  10.0%
Tier 1 Capital (to Risk-Weighted Assets) . .  $19,567,000  11.5%  $ 6,813,000     4.0%       $10,219,000   6.0%
Tier 1 Capital (to Average Assets) . . . . .  $19,567,000   6.9%  $11,389,000     4.0%       $14,237,000   5.0%
----------------------------------------------------------------------------------------------------------------------
COMPANY
As of December 31, 2002:
Total Core Capital (to Risk-Weighted Assets)  $24,517,000  13.7%  $14,283,000     8.0%          N/A         N/A
Tier 1 Capital (to Risk-Weighted Assets) . .  $23,036,000  12.9%  $ 7,141,000     4.0%          N/A         N/A
Tier 1 Capital (to Average Assets) . . . . .  $23,036,000   9.1%  $10,111,000     4.0%          N/A         N/A
----------------------------------------------------------------------------------------------------------------------
BANK
As of December 31, 2002:
Total Core Capital (to Risk-Weighted Assets)  $20,957,000  11.8%  $14,166,000     8.0%       $17,708,000  10.0%
Tier 1 Capital (to Risk-Weighted Assets) . .  $19,476,000  11.0%  $ 7,083,000     4.0%       $10,625,000   6.0%
Tier 1 Capital (to Average Assets) . . . . .  $19,476,000   7.2%  $10,816,000     4.0%       $13,520,000   5.0%
----------------------------------------------------------------------------------------------------------------------

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2003 and 2002, these reserve balances amounted to $2,098,000 and 1,550,000, respectively.

NOTE  18:  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

CASH  AND  CASH  EQUIVALENTS  -  the  carrying  amounts approximates fair value.

INVESTMENT SECURITIES - fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

LOANS AND MORTGAGE LOANS HELD-FOR-SALE - for variable rate loans that reprice frequently and with no significant credit risk, fair values approximate carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FEDERAL HOME LOAN BANK STOCK - the carrying amounts reported approximates fair value.

MORTGAGE  SERVICING  RIGHTS  -  the  carrying  value  approximates  fair  value.

ACCRUED INTEREST RECEIVABLE AND PAYABLE - the carrying amount of accrued interest receivable and payable approximate their fair values.

DEPOSIT LIABILITIES - The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings and certain types of money management accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposits to a schedule of aggregated expected monthly maturities on time deposits.

BORROWINGS - the fair values for short-term borrowings and mandatorily redeemable preferred securities approximate the carrying amounts. The fair values for long-term borrowings were estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE SHEET INSTRUMENTS - Fair values for the Company's off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

                                           2003                        2002
--------------------------------------------------------------------------------------
                                  Carrying     Estimated      Carrying     Estimated
                                  Amounts     Fair Values     Amounts     Fair Values
--------------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents. . .  $  8,714,000  $  8,714,000  $ 13,740,000  $ 13,740,000
Investment securities. . . . .    57,559,000    57,559,000    60,263,000    60,263,000
Mortgage loans held-for-sale .     3,520,000     3,743,000     3,617,000     4,004,000
Net Loans. . . . . . . . . . .   187,002,000   192,392,000   179,001,000   186,978,000
Federal Home Loand Bank Stock.     2,048,000     2,048,000     2,243,000     2,243,000
Accrued interest receivable. .     1,274,000     1,274,000     1,334,000     1,334,000
Mortgage servicing rights. . .       257,000       257,000       200,000       200,000
--------------------------------------------------------------------------------------
Financial liabilities:
Deposits . . . . . . . . . . .  $206,894,000  $208,560,000  $204,522,000  $206,885,000
Borrowed funds . . . . . . . .    40,960,000    42,749,000    42,860,000    45,361,000
Trust preferred obligation . .     5,000,000     5,000,000     5,000,000     5,000,000
Accrued interest payable . . .       209,000       209,000       167,000       167,000
--------------------------------------------------------------------------------------
Off-balance sheet instruments:
Standby letter of credit . . .  $          -  $          -  $          -  $          -
Commitments to extend credit .             -             -             -             -
--------------------------------------------------------------------------------------

NOTE  19:  PARENT  COMPANY  -  FINANCIAL  INFORMATION

The  following  represents  the  condensed  financial  information of Pathfinder
Bancorp,  Inc.  for  years  ended  December  31:

STATEMENTS OF CONDITION                                  2003          2002
-------------------------------------------------------------------------------
ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . .  $ 1,543,488   $ 3,185,445
Investments . . . . . . . . . . . . . . . . . . . .      447,300       450,450
Receivable from bank subsidiary . . . . . . . . . .       96,919       152,415
Investment in subsidiaries. . . . . . . . . . . . .   25,084,981    24,616,171
Due from subsidiaries . . . . . . . . . . . . . . .            -        63,608
Other assets. . . . . . . . . . . . . . . . . . . .      134,811       166,955
Total assets. . . . . . . . . . . . . . . . . . . .  $27,307,499   $28,635,044
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities . . . . . . . . . . . . . . . .      367,320       250,022
Due to subsidiary . . . . . . . . . . . . . . . . .          370             -
Trust preferred debt. . . . . . . . . . . . . . . .    5,155,000     5,155,000
Shareholders' equity. . . . . . . . . . . . . . . .   21,784,809    23,230,022
Total liabilities and shareholders' equity. . . . .  $27,307,499   $28,635,044
-------------------------------------------------------------------------------


STATEMENTS OF INCOME. . . . . . . . . . . . . . . .         2003          2002          2001
---------------------------------------------------------------------------------------------
Interest income . . . . . . . . . . . . . . . . . .       16,410        45,641        42,436
Interest expense. . . . . . . . . . . . . . . . . .      243,030       142,400             -
---------------------------------------------------------------------------------------------
Net interest (expense) income . . . . . . . . . . .     (226,620)      (96,759)       42,436
Operating expense . . . . . . . . . . . . . . . . .     (105,891)      (71,703)      (65,369)
Realized gain on sale of investment security. . . .      103,745
Amortization of deferred financing costs. . . . . .      (30,204)      (15,100)            -
---------------------------------------------------------------------------------------------
Loss before tax benefit and equity in
undistributed net income of subsidiaries. . . . . .     (258,970)     (183,562)      (22,933)
---------------------------------------------------------------------------------------------
Tax benefit . . . . . . . . . . . . . . . . . . . .      (73,213)      (71,589)       (8,944)
---------------------------------------------------------------------------------------------
Loss before equity in undistributed net
income of subsidiaries. . . . . . . . . . . . . . .  $  (185,757)  $  (111,973)  $   (13,989)
---------------------------------------------------------------------------------------------
Equity in undistributed net income of subsidiaries.  $ 1,837,420   $ 1,268,252   $ 1,616,479
Net income. . . . . . . . . . . . . . . . . . . . .  $ 1,651,663   $ 1,156,279   $ 1,602,490
---------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . .         2003          2002          2001
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . .  $ 1,651,663   $ 1,156,279   $ 1,602,490
Equity in undistributed
earnings of subsidiaries. . . . . . . . . . . . . .   (1,837,420)   (1,268,252)   (1,616,479)
Realized gain on sale of investment security. . . .     (103,745)            -             -
ESOP shares earned. . . . . . . . . . . . . . . . .      122,180       106,015        87,780
Amortization of deferred financing costs. . . . . .       30,204        15,100             -
Other operating activities. . . . . . . . . . . . .       81,243      (123,486)     (842,750)
---------------------------------------------------------------------------------------------
Net cash used in
operating activities. . . . . . . . . . . . . . . .      (55,875)     (114,344)     (768,959)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from loan to
subsidiary. . . . . . . . . . . . . . . . . . . . .       55,496        55,497        55,497
Dividends receivable. . . . . . . . . . . . . . . .        7,321         4,170             -
Purchase of investments . . . . . . . . . . . . . .            -      (155,000)            -
Proceeds from sale of investments . . . . . . . . .      153,745             -             -
---------------------------------------------------------------------------------------------
Net cash provided by (used in)
investing activities. . . . . . . . . . . . . . . .      216,562       (95,333)       55,497
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from exercise of
stock options . . . . . . . . . . . . . . . . . . .       35,374       138,858        62,510
Proceeds from trust preferred obligation. . . . . .            -     5,004,000             -
Investment in Bank subsidiary . . . . . . . . . . .            -    (2,000,000)            -
Dividend received from subsidiary . . . . . . . . .    1,500,000             -             -
Cash dividends. . . . . . . . . . . . . . . . . . .     (651,084)     (415,145)     (531,086)
Treasury stock purchased. . . . . . . . . . . . . .   (2,686,934)     (129,865)     (134,000)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by
financing activities. . . . . . . . . . . . . . . .   (1,802,644)    2,597,848      (602,576)
---------------------------------------------------------------------------------------------
(Decrease) Increase in cash and
cash equivalents. . . . . . . . . . . . . . . . . .   (1,641,957)    2,388,171    (1,316,038)
Cash and cash equivalents at
beginning of year . . . . . . . . . . . . . . . . .    3,185,445       797,274     2,113,312
---------------------------------------------------------------------------------------------
Cash and cash equivalents
at end of year. . . . . . . . . . . . . . . . . . .  $ 1,543,488   $ 3,185,445   $   797,274
---------------------------------------------------------------------------------------------

NOTE  20:  SELECTED  QUARTERLY  DATA  (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

                                                   For the Quarters Ended
-----------------------------------------------------------------------------------
(In thousands except                    Dec. 31,   Sept. 30,   June 30,   Mar. 31,
Per Share Data)                           2003        2003       2003       2003
-----------------------------------------------------------------------------------
Interest Income . . . . . . . . . . .  $   3,730   $    3,677  $   3,877  $   4,001
Interest Expense. . . . . . . . . . .      1,388        1,428      1,532      1,600
Net Interest Income . . . . . . . . .      2,342        2,249      2,345      2,401
Net Income. . . . . . . . . . . . . .        310          333        517        492
Net Income Per Share (Basic). . . . .  $    0.13   $     0.14  $    0.21  $    0.20
Net Income Per Share (Diluted). . . .  $    0.13   $     0.14  $    0.21  $    0.20

                                                   For the Quarters Ended
-----------------------------------------------------------------------------------
(In thousands except. . . . . . . . .  Dec. 31,    Sept. 30,   June 30,   Mar. 31,
Per Share Data) . . . . . . . . . . .       2002         2002       2002       2002
-----------------------------------------------------------------------------------
Interest Income . . . . . . . . . . .  $   3,991   $    3,918  $   3,913  $   3,989
Interest Expense. . . . . . . . . . .      1,735        1,768      1,729      1,790
Net Interest Income . . . . . . . . .      2,256        2,150      2,184      2,199
Net (Loss) Income . . . . . . . . . .       (103)         349        360        550
Net (Loss) Income Per Share (Basic) .  $   (0.04)  $     0.14  $    0.14  $    0.22
Net (Loss) Income Per Share (Diluted)  $   (0.04)  $     0.13  $    0.14  $    0.21

CORPORATE INFORMATION

Pathfinder Bancorp, Inc.. . . . . . . . . .  Rhonda Hutchins                             INDEPENDENT AUDITORS
BOARD OF DIRECTORS (1). . . . . . . . . . .  Assistant Vice President, Loan Officer      Beard Miller Company LLP
Janette Resnick, Chairman . . .                                             . . . . . .  320 East Market Street
Chris R. Burritt. . . . . . . . . . . . . .  Pamela S. Knox                              Harrisburg, PA 17108
Chris C. Gagas. . . . . . . . . . . . . . .  Assistant Vice President, Lending
George P. Joyce . . . . . . . . . . . . . .                                              TRANSFER AGENT
Raymond W. Jung . . . . . . . . . . . . . .  Laurie L. Lockwood                          Registrar and Transfer Company
Bruce E. Manwaring. . . . . . . . . . . . .  Assistant Vice President,                   10 Commerce Drive
L. William Nelson . . . . . . . . . . . . .  Assistant Controller,                       Cranford, NJ  07016
Thomas W. Schneider . . . . . . . . . . . .  Human Resource Officer
Corte J. Spencer. . . . . . . . . . . . . .                                              INVESTOR RELATIONS
Steven W. Thomas. . . . . . . . . . . . . .  Will O'Brien                                Thomas W. Schneider
                                             Assistant Vice President, . . . . . . .     President, Chief Executive Officer
DIRECTORS EMERITUS. . . . . . . . . . . . .  Business Relationship Manager
Victor S. Oakes . . . . . . . . . . . . . .                                              James A. Dowd, CPA
Lawrence W. O'Brien . . . . . . . . . . . .  Daniel R. Phillips                          Vice President, Chief Financial Officer
                                             Assistant Vice President, MIS
PATHFINDER EXECUTIVE OFFICERS:. . . . . . .                                              214 West First Street
Thomas W. Schneider . . . . . . . . . . . .  Shane R. Stepien                            Oswego, NY  13126
  President, Chief Executive Officer. . . .  Assistant Vice President,                   (315) 343-0057
                                             Marketing Manager
John F. Devlin. . . . . . . . . . . . . . .                                              GENERAL INQUIRIES AND REPORTS
  Vice President, Senior Commercial Lender.  Michele C. Torbitt                          A copy of the Bank's 2003 Annual
                                             Assistant Vice President, . .            .  Report to the Securities and Exchange
James A. Dowd, CPA. . . . . . . . . . . . .  Electronic Commerce                         Commission, Form 10-K, may be
  Vice President, Chief Financial Officer,.                                              obtained without charge by written
                                             PATHFINDER BRANCH MANAGERS. .  . . . . . .  request of shareholders to:
Edward Mervine, Esq.
  Vice President, General Counsel . . . . .  Susan M. Cahill, Main Office                Melissa A. Miller
                                             Craig J. Nessel, Plaza and. .  . . . . . .  Vice President, Operations,
Melissa A. Miller . . . . . . . . . . . . .   Eastside Offices                            Corporate Secretary
  Vice President, Operations, . . . . . . .  Cynthia L. Clafin, Mexico Office            Pathfinder Bank
  Corporate Secretary,. . . . . . . . . . .  Tona L. Kempston, Fulton Office             214 West First Street
  Compliance Officer. . . . . . . . . . . .  Denise M. Lyga, Lacona Office               Oswego, NY  13126

Gregory L. Mills. . . . . . . . . . . . . .  CORPORATE HEADQUARTERS                      The public may read and copy any mate-
  Vice President, Marketing,. . . . . . . .  214 West First Street                       rials the Company files with the SEC
  Branch Administration . . . . . . . . . .  Oswego, NY  13126                           at the SEC's Public Reference Room at
                                             (315) 343-0057                              450 Fifth Street, N.W. Washington, D.C.
PATHFINDER OFFICERS:. . . . . . . . . . . .                                              20549.  The public may obtain informa-
                                             ANNUAL MEETING. . . . . . . . . . . . . .   tion on the operation of the Public Ref-
Anita J. Austin . . . . . . . . . . . . . .  Wednesday, April 28, 2004, 10:00 AM         erence Room by calling the SEC at
  Auditor . . . . . . . . . . . . . . . . .  Econo Lodge Riverfront Hotel                1-800-SEC-0330.  The Company's
                                             70 East First Street. . . . . . . . . . .   filings are also available electronically
Annette L. Burns, CPA . . . . . . . . . . .  Oswego, NY  13126                           free of charge at the SEC website:
  Controller. . . . . . . . . . . . . . . .                                              http://www.sec.gov and at their
                                             STOCK LISTING .  . . . . . . . . . . . . .  website:http://www.pathfinderbank.com
Cynthia L. Clafin . . . . . . . . . . . . .  The Nasdaq Small Cap Market (SM)
  Assistant Vice President, . . . . . . . .  Symbol: PBHC  Listing: PathBcp              FDIC DISCLAIMER
  Mexico Branch Manager . . . . . . . . . .                                              This Annual Report has not been
                                             SPECIAL COUNSEL . . . . . . . . . . . . .   reviewed, or confirmed for accuracy
Roberta Davis . . . . . . . . . . . . . . .  Luse, Gorman, Pomerenk & Schick             or relevance, by the FDIC.
  Assistant Treasurer . . . . . . . . . . .  5335 Wisconsin Avenue N.W.
                                             Suite 400 . . . . . . . . . . . . . . . .  (1) Information concerning the principal
Jack Forsyth. . . . . . . . . . . . . . . .  Washington, D.C.  20015                     occupation of the Directors is available
Vice President, Municipal Banking Officer .                                              in the Company's Form 10-K.


EXHIBIT  14  CODE  OF  ETHICS
-----------------------------

                            PATHFINDER BANCORP, INC.

                                 CODE OF ETHICS
                                       FOR
                        DIRECTORS, OFFICERS AND EMPLOYEES

I.     PREFACE

     Pathfinder Bancorp Inc. and its subsidiaries (collectively "Pathfinder" or "the Company") are committed to the highest standard of ethical business conduct. Pathfinder expects that its directors, officers and employees (collectively "Personnel") will observe the highest standards of integrity in the context of Pathfinder's business. Pathfinder is committed to complying with the letter and spirit of all applicable laws and regulations.

     This code of business conduct and ethics sets forth Pathfinder's policy embodying the high standards of business and ethics of integrity required of all Pathfinder Personnel (1). When conducting business affairs on behalf of Pathfinder, all Personnel are required to abide scrupulously by the provisions of this code as well as with all applicable laws. The provisions of this code will be enforced vigorously, and any individual found to be in violation will be appropriately disciplined, which may include immediate termination of employment.

II.     APPLICABILITY

     Every one of Pathfinder's Personnel has a responsibility to deal ethically and honestly in all aspects of Pathfinder's business including the ethical handling of actual or apparent conflicts of interest and to comply fully with all laws, regulations and Pathfinder's policies. Every person is expected to assume responsibility for applying these standards of ethical conduct and for acquainting himself/herself with the various laws, regulations and Pathfinder policies applicable to his or her assigned duties. When in doubt, Personnel have the affirmative responsibility to seek clarification from their supervisor, the Compliance Officer, or, if necessary, from legal counsel.

III.     ADMINISTRATION  AND  ENFORCEMENT

     BOARD OF DIRECTORS. The Board of Directors is responsible for approving this Code and making appropriate supplements and revisions from time to time. As provided below, the Board also has the authority to issue waivers of this Code upon application. Finally, issues that cannot be resolved by the Audit Committee as described below, shall be resolved by the full Board of Directors.

     (1) Due to their special responsibilities, the Chief Executive and the Chief Financial Officer are also subject to an additional code attached hereto.

     AUDIT COMMITTEE. The Audit Committee of the Board of Directors of Pathfinder (the "Committee") is responsible for oversight of the Pathfinder's Code of Ethics (this "Code"). The Committee has responsibility for implementing and administrating this Code.

     COMPLIANCE OFFICER. To assist the Committee in administering this Code on a regular basis and to provide guidance in situations where Personnel may have questions concerning the right course of action to take, the Committee shall appoint a Compliance Officer to provide guidance on implementing this Code and to work with the Officers of the Company to ensure compliance with this Code. It is the responsibility of the Chief Executive Officer, with assistance from the Compliance Officer, to ensure that this Code has been read and understood by all Personnel. The Compliance Officer will meet as necessary with the Officers of the Company and the Committee to implement this Code, but will report to the Committee no less than every year barring extraordinary circumstances.

     WAIVERS.  This  Code  is  intended  to  apply  equally  to  all  Personnel.
Accordingly, any waiver of the standards set forth in this Code by executive officers or directors may be made only by the Committee and the full Board of Directors of the Company and must be disclosed to shareholders within two (2) business days by filing an SEC Form 8-K.

IV.     ACCURACY  IN  REPORTING

     CORPORATE RECORDS. All Personnel have a responsibility to ensure that all Company documents and reports for which the person is responsible are prepared and maintained properly and are free of any false, misleading, incomplete or otherwise improper information. Personnel are prohibited from defrauding, misleading, manipulating or coercing any employees or directors of the Company or any advisors to the Company, including outside counsel or auditors.

     FINANCIAL STATEMENTS. Whenever a person is responsible for the preparation or review of the Company's financial statements, the person shall ensure that the financial statements are prepared in accordance with generally accepted accounting principals as currently in force.

     ERRORS OR MISLEADING STATEMENTS. If a person ever becomes aware of an error or potential misstatement in any company documents including financial statements or other documents filed with the SEC, the person must contact immediately their supervisor and Compliance Officer and report the error or potential misstatement.

     AUDITS. All Personnel shall cooperate fully with any audits of the Company's financial statements or other corporate documents whether conducted internally or by a third party.


V.     CONFLICTS  OF  INTEREST

     A.   GENERAL.

          A conflict of interest arises when an individual has an interest in any business or property or an obligation to any person that could affect the person's judgment in fulfilling his or her responsibilities to Pathfinder. Pathfinder Personnel are expected to refrain from any activity or investment that constitutes, or might appear to constitute, a conflict of interest with respect to dealings between Pathfinder and any other organization or individual.

     B.   RECUSAL  AND  RECORDATION.

          DISCLOSURE AND RECUSAL. Whenever a person has a conflict of interest in connection with an internal or external operation or other conduct of the Company, the person shall make a full disclosure of the nature of the conflict of interest, recuse himself/herself from the decision-making process and abstain from any further action thereon.

          RECORDATION. Whenever a person has declared a conflict of interest in Connection with a transaction, such declaration and the person's recusal and abstention from the decision-making process shall be reported to the Compliance Officer. The Compliance Officer shall report the conflict of interest to the Committee and shall ensure that the conflict of interest is recorded in the Committee meeting minutes.

     C.   CORPORATE  OPPORTUNITIES.

          GENERAL PROHIBITION. Personnel and their affiliates (defined as immediate Family members) must not compete with the Company, profit or otherwise take advantage from inside information or take business opportunities which are within the line of business conducted by the Company or within a line of business that the Company might reasonably be expected to enter in the future.

          DISCLOSURE. In the event that a person or his affiliate is presented with or otherwise becomes aware of a corporate opportunity which is within the line of business conducted by the Company or a line of business that the Company might be expected to enter in the future, the person shall fully disclose both the details of the opportunity and his/her interest in the opportunity to the person's supervisor and the Compliance Officer. Thereafter, the person shall abstain from discussion and voting on any approval or disapproval thereof. Where it is unclear whether a business opportunity would present a corporate opportunity to the Company based upon a review of the business plan disclosure should be made to the Committee and then the entire Board of Directors.

          RECORDATION. A decision by the Board approving or disapproving dealings with a corporate opportunity presented to it by a person shall be recorded in the minutes of the Board and shall reflect the nature of the opportunity and all members who take action or abstain from taking action on its consideration.

          FURTHER ACTION. If, after full disclosure, the Board elects not to take a Corporate opportunity presented to it, to the extent it does not otherwise present a conflict of interest with his/her position, or the Board does not rule otherwise, the person who presented the matter to the Board is free to pursue the opportunity.

     D.   INSIDER  TRANSACTIONS.

          DISCLOSURE. Insiders (defined as Officers and Directors) shall disclose all conflicts of interest they may have with regard to any contract or other business arrangement to be entered into by the Company. Contracts or other business arrangement between the Company and an Insider or between the Company and an affiliate of an Insider, shall be presented by the Compliance Officer to the Board for approval only after full disclosure of the conflict of interest by the Insider who shall thereafter recuse himself/herself from the decision making process and abstain from voting on the matter.

          RECORDATION. A decision by the Board approving or disapproving a contract or other business arrangement with an Insider or affiliate of an Insider or where an Insider otherwise has a financial interest, shall be recorded in the minutes of the Board which shall reflect the nature of the contract or other arrangement and all members who take action or abstain from taking action on its consideration.

          TERMS. Any contract or business arrangement entered into by the Company with an Insider or affiliate of an Insider shall be on such terms and conditions and at such costs as would be reasonable under the facts and circumstances if entered into with an unrelated third party.

          COMPLIANCE WITH LAW. All contracts or other business arrangements with any Insider or affiliates of Insiders in which the Insiders have a personal or financial interest, shall comply with any applicable statutes, rules or regulation.

          PAYMENT OF FEES. In paying any management or other fees to Insiders, the following criteria should be taken into consideration.

          1. Management fees and other fees paid by the Company shall have a direct relationship to and be based solely upon the fair market value of the goods received or services rendered.

          2. Fees shall be paid only for goods which meet the legitimate needs of the Company and which are actually rendered.

          3. Fees shall take into consideration the qualifications of the individual(s) providing services.

          4. Reasonable fees may be based upon cost, cost plus a reasonable profit or current fair market value of the services rendered and may take reasonable overhead costs into consideration.

          5.   No  prepayment  of  fees  for  services  shall  be  made.

     E.  ACCEPTANCE  OF  GIFTS  AND  OTHER  GRATUITIES.

     GENERAL. Personnel are prohibited from (a) soliciting for themselves or a third party (other than the Company) anything of value from anyone in return for any business, service or confidential information of the Company; or (b) accepting anything in value (other than salary, wages, fees or other usual compensation) from anyone in connection with the business of the Company, either prior to or after a transaction.

     EXCEPTIONS. Exceptions to the general prohibition regarding acceptance of things of value in connection with the Company's business may include the acceptance of:

          1. gifts, gratuities, amenities or favors based on obvious family or personal relationships (such as those with the parents, children or spouse of a Company official) where the circumstances make it clear that it is those relationships rather than the business of the Company, which are the motivating factors;

          2. meals, refreshments, entertainment, accommodations or travel arrangements, all of reasonable value, during the course of a meeting or other occasion, the purpose of which is to hold bona fide business discussions or to foster better business relations, provided that the expense would be paid for by the Company as a reasonable business expense, if not paid for by another party;

          3. advertising or promotional material of reasonable value, such as pens, pencils, note pads, key chains, calendars or similar items;

          4. discounts or rebates on merchandise or services that do not exceed those available to other customers;

          5. gifts of value not to exceed $35.00 that are related to commonly recognized events or occasions, such as a promotion, new job, wedding, retirement, Christmas or bat or bar mitzvah; or

          6. civic, charitable, educational, religious organizational awards for recognition service accomplishment.

     NOTIFICATION AND APPROVAL. In the event a person is offered anything of value from anyone in return for any business, service, or confidential information of the Company and the item of value is not clearly subject to the exceptions described above, the person should report it immediately to his or her supervisor or to the Compliance Officer.

VI.     CONFIDENTIAL  INFORMATION

     All Personnel must treat the confidential information of Pathfinder and third parties with which Pathfinder deals with the utmost care to ensure that it is not disseminated inappropriately to individuals or organizations. It is improper for Personnel, during or subsequent to employment and without proper authorization, to give or make available to anyone, or use for his/her benefit, information of a confidential nature which was derived from his/her employment.

VII.     PROHIBITIONS  UNDER  SECURITY  LAWS

     Personnel are prohibited from buying or selling securities on the basis of "material inside information", which includes any information which a person acquires and which is not available to ordinary investors in the market place. Personnel are also prohibited from communicating or relating such inside information to others for the purpose of that person buying or selling securities themselves. Even casual reference of such information could amount to the breach of the rules and regulations in this area.

VIII.     REPORTING  ILLEGAL  OR  UNETHICAL  BEHAVIOR

     The Company strives to maintain sound and ethical business practices and holds all persons to high ethical standards. In order to maintain these standards, all Personnel have an affirmative obligation to report to their supervisor, if appropriate, or the Compliance Officer a violation of any laws, regulations or provisions of this Code by any person. If a person is ever uncertain of the best course of action in a specific situation, he or she should immediately seek clarification and help from their supervisor or the Compliance Officer.

     The Company will not tolerate any attempt by anyone to retaliate against a person who, while acting in good faith pursuant to this Code, reports illegal or unethical behavior by any employee, director, officer or third party advisor to the Company. Thus, no person may be discharged, demoted, suspended, or in any manner threatened, harassed or discriminated against for providing information about violations of the law or this Code, or assisting in the investigation of a violation of the law or this Code, or participating in bringing a lawsuit.

IX.     BREACHES  OF  ETHICAL  BEHAVIOR

     If any person breaches any of the provisions of this Code, such breach shall be reported to that person's supervisor, the Compliance Officer, the Chief Executive Officer and the Committee. The Compliance Officer and the Committee shall review, or designate a committee to review, the facts and circumstances of the breach of this Code and shall determine the appropriate remedy including immediate termination for cause of the person who breached this Code.

                                 CODE OF ETHICS
            FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS
                           OF PATHFINDER BANCORP, INC.

It is the policy of Pathfinder Bancorp, Inc. and its subsidiaries (collectively "Pathfinder" or the "Company") that the Chief Executive Officer ("CEO"), and Chief Financial Officer ("CFO") adhere to and advocate the following principles governing their professional and ethical conduct in the fulfillment of their responsibilities:

     1. Act with honesty and integrity, avoid actual or apparent conflicts between his or her personal, private interests and the interests of the Company, including receiving improper personal benefits as a result of his or her position

2. Perform responsibilities with a view to causing periodic reports and other documents filed with the SEC to contain information which is accurate, complete, fair and understandable.

3. Comply with laws of federal, state, and local governments applicable to the Company, and the rules and regulations of private and public regulatory agencies having jurisdiction over the Company.
4. Act in good faith, responsibly, with due care, and diligence, without misrepresenting or omitting material facts or allowing independent judgment to be compromised.

5. Respect the confidentiality of information acquired in the course of the performance of his or her responsibilities except when authorized or otherwise legally obligated to disclose. Not use confidential information acquired in the course of the performance of his or her responsibilities for personal advantage.

6.     Proactively  promote  ethical  behavior  among  subordinates  and  peers.

7. Use corporate assets and resources employed or entrusted in a responsible manner.

8. Not use corporate information, corporate assets, corporate opportunities or one's position with the Company for personal gain. Not compete directly or indirectly with the Company.

9. Comply in all respects with the Company's Code of Business Conduct and Ethics and the Company's Policy on Insider Trading.

10.     Advance  the Company's legitimate interests when the opportunity arises.

It is also the Company's Policy that the CEO and CFO of the Company acknowledge and certify to the foregoing annually and file a copy of such certification with each of the Audit Committee and the Nominating/Governance Committee of the Board.

The Audit Committee shall have the power to monitor, make determinations, and recommend action to the Board with respect to violations of this Policy.

EXHIBIT  21  SUBSIDIARIES  OF  THE  COMPANY
-------------------------------------------


Company                    Percent  Owned
-------                    --------------

Pathfinder  Bank  (1)               100%

Pathfinder  Statutory  Trust        100%



     (1) Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corporation, 100% owned by Pathfinder Bank

EXHIBIT  23.1  CONSENT  OF  BEARD  MILLER  COMPANY  LLP
-------------------------------------------------------

                         CONSENT OF INDEPENDENT AUDITORS

Regarding:


Registration  Statement,  File  No.  333-53027


We consent to the incorporation by reference in the above listed Registration Statement of our report dated February 6, 2004, relating to the consolidated financial statements of Pathfinder Bancorp, Inc. incorporated by reference in its Annual Report (Form 10-K) for the year ended December 31, 2003.





/s/  Beard  Miller  Company  LLP

Harrisburg,  Pennsylvania
March  24,  2004



EXHIBIT  23.2  CONSENT  OF  PRICEWATERHOUSECOOPERS  LLP
-------------------------------------------------------


                         CONSENT OF INDEPENDENT AUDITORS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated January 31, 2003 relating to the financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.




/s/  Pricewaterhouse  Coopers  LLP

Syracuse,  New  York
March  29,  2004

EXHIBIT  31.1  RULE  13A-14(A)  / 15D-14(A) CERTIFICATION OF THE CHIEF EXECUTIVE
--------------------------------------------------------------------------------
OFFICER
-------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,  Thomas  W.  Schneider,  President and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Pathfinder Bancorp, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


March  30,  2004                  /s/  Thomas  W.  Schneider
----------------                  --------------------------
Date                              Thomas  W.  Schneider
                                  President  and  Chief  Executive  Officer

EXHIBIT  31.2  RULE  13A-14(A)  / 15D-14(A) CERTIFICATION OF THE CHIEF FINANCIAL
--------------------------------------------------------------------------------
OFFICER
-------

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,  James  A.  Dowd,  Vice  President and Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Pathfinder Bancorp, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


March  30,  2004                 /s/  James  A.  Dowd
----------------                 --------------------
Date                             James  A.  Dowd
                                 Vice  President  and  Chief  Financial  Officer

EXHIBIT  32.1          SECTION  1350  CERTIFICATION  OF  THE CHIEF EXECUTIVE AND
-------------          ---------------------------------------------------------
                       CHIEF  FINANCIAL  OFFICER
                       -------------------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2003 and that to the best of his knowledge:

     1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.





March  30,  2004                /s/  Thomas  W.  Schneider
----------------                --------------------------
Date                            Thomas  W.  Schneider
                                President  and  Chief  Executive  Officer


March  30,  2004               /s/  James  A.  Dowd
----------------               --------------------
Date                          James  A.  Dowd
                              Vice  President  and  Chief  Financial  Officer

EXHIBIT  99.1          REPORT  OF  PRICEWATERHOUSECOOPERS  LLP
-------------          ---------------------------------------

REPORT  OF  INDEPENDENT  AUDITORS


Board  of  Directors  and  Shareholders
Pathfinder  Bancorp,  Inc.
Oswego,  New  York

In our opinion, the consolidated statement of condition as of December 31, 2002 and the related consolidated statements of income, of changes in shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2002 (appearing on pages 18 through 22 of the Pathfinder Bancorp, Inc. 2003 Annual Report to shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Pathfinder Bancorp, Inc. and its subsidiaries at December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 147, "Accounting for Certain Acquisitions of Bank or Thrift Institutions".

/s/  PricewaterhouseCoopers  LLP

Syracuse,  New  York
January  31,  2003

[Logo] PathFinder
          BANCORP, INC.