Form 10-Q
period 2004-03-31
PATHFINDER BANCORP INC
filed 2004-05-14
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                          QUARTER ENDED MARCH 31, 2004

                         SEC Exchange Act No. 000-23601

                            Pathfinder Bancorp, Inc.
               (Exact name of Company as specified in its charter)

                                     Federal
            (State or jurisdiction of incorporation or organization)

                                   16-1540137
                     (I.R.S. Employer Identification Number)


                 214  W.  1st  Street
                 Oswego,  New  York
-----------------------------------                            13126
                                                        --------------
(Address  of  principal  executive  office)                (Zip  Code)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,448,132 shares of the Company's common stock outstanding as of May 6, 2004.

                            PATHFINDER BANCORP, INC.
                                      INDEX


PART  1           FINANCIAL  INFORMATION                                 PAGE

     Item  1.     Financial  Statements

                 Consolidated  Statements  of  Condition                   1
                 Consolidated  Statements  of  Income                      2
                 Consolidated  Statements  of  Shareholders'  Equity       3
                 Consolidated  Statements  of  Cash  Flows                 4
                 Notes  to  Consolidated  Financial  Statements            5-7

     Item  2.  Management's  Discussion  and  Analysis  of  Financial     8-14
               Condition  and  Results  of  Operations

     Item  3.  Quantitative  and  Qualitative  Disclosure  about  Market  15
               Risk

     Item  4.  Control  and  Procedures                                    16

PART  II     OTHER  INFORMATION                                            17

     Item  1.     Legal  proceedings
     Item 2. Change in securities, Use of Proceeds and Issuer Purchases of Equity Securities
     Item  3.     Defaults  upon  senior  securities
     Item  4.     Submission  of  matters  to  a  vote  of  security  holders
     Item  5.     Other  information
     Item  6.     Exhibits  and  Reports  on  Form  8-K


SIGNATURES


                                              PATHFINDER  BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF CONDITION
                                   MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                                                           March 31,    December 31,
ASSETS                                                                                       2004           2003
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    6,976   $       5,803
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,406           2,911
--------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .      16,382           8,714
Investment securities, at fair value . . . . . . . . . . . . . . . . . . . . . . . . . .      76,079          57,559
Federal Home Loan Bank stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .       2,048           2,048
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,242           3,520
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     186,646         188,717
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,775           1,715
--------------------------------------------------------------------------------------------------------------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     184,871         187,002

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,584           6,650
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,436           1,273
Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         263             202
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,840           3,840
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         794             850
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,777           6,282
--------------------------------------------------------------------------------------------------------------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  302,316   $     277,940
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

Deposits:
  Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  213,544   $     191,104
  Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,407          15,790
--------------------------------------------------------------------------------------------------------------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     230,951         206,894
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,100           2,100
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,860          38,860
Junior subordinated debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,155               -
Company obligated mandatorily redeemable preferred securities of subsidiary, Pathfinder
 Statutory Trust I, holding solely junior subordinated debentures of the Company . . . .           -           5,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,014           3,301
--------------------------------------------------------------------------------------------------------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     280,080         256,155

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,935,419 and 2,919,386 shares issued;  and 2,448,132 and 2,432,099
    shares outstanding, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .          29              29
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,376           7,225
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,825          20,747
   Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . . . . . .         575             364
   Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (67)            (78)
   Treasury Stock, at cost; 487,287 shares . . . . . . . . . . . . . . . . . . . . . . .      (6,502)         (6,502)
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,236          21,785
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . .  $  302,316   $     277,940
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                    PATHFINDER  BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                                                 For the three    For the three
                                                                 months ended     months ended
                                                                March 31, 2004   March 31, 2003
-------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,990  $         3,266
 Debt securities:
Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              472              607
Tax-exempt . . . . . . . . . . . . . . . . . . . . . . . . . .               48               61
 Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .               36               55
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15               12
-------------------------------------------------------------------------------------------------
       Total interest income . . . . . . . . . . . . . . . . .            3,561            4,001

INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . .              852            1,027
  Interst on short-term borrowings . . . . . . . . . . . . . .                9                3
  Interest on long-term borrowings . . . . . . . . . . . . . .              496              570
-------------------------------------------------------------------------------------------------
       Total interest expense. . . . . . . . . . . . . . . . .            1,357            1,600
-------------------------------------------------------------------------------------------------

          Net interest income. . . . . . . . . . . . . . . . .            2,204            2,401
  Provision for loan losses. . . . . . . . . . . . . . . . . .              188              106
-------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses.            2,016            2,295
-------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts. . . . . . . . . . . . .              235              161
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . .               41               50
  Increase in value of bank owned life insurance . . . . . . .               48               43
  Net gain on securities . . . . . . . . . . . . . . . . . . .              154              165
  Net gain(loss) on loans/real estate. . . . . . . . . . . . .               80               42
  Other charges, commissions & fees. . . . . . . . . . . . . .              120              102
-------------------------------------------------------------------------------------------------
          Total other income . . . . . . . . . . . . . . . . .              678              563
-------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . . . . .            1,203            1,113
  Building occupancy . . . . . . . . . . . . . . . . . . . . .              277              257
  Data processing expenses . . . . . . . . . . . . . . . . . .              225              198
  Professional and other services. . . . . . . . . . . . . . .              146              163
  Amortization of intangible asset . . . . . . . . . . . . . .               56               56
  Other expenses . . . . . . . . . . . . . . . . . . . . . . .              343              414
-------------------------------------------------------------------------------------------------
          Total other expenses . . . . . . . . . . . . . . . .            2,250            2,201
-------------------------------------------------------------------------------------------------

Income before income taxes . . . . . . . . . . . . . . . . . .              444              657
Provision for income taxes . . . . . . . . . . . . . . . . . .              121              164
-------------------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $           323  $           493
=================================================================================================

     NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . .  $          0.13  $          0.20
=================================================================================================
     NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . .  $          0.13  $          0.20
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                             PATHFINDER BANCORP, INC.
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                                   (unaudited)
                                                                                                       Accumulated
                                                                                 Additional             Other Com-
                                               Common Stock Issued                 Paid in    Retained   prehensive
                                                      Shares           Amount      Capital    Earnings    Income
                                               --------------------  -----------  ---------  -----------  -------
(Dollars in thousands, except per share data)

BALANCE, DECEMBER 31, 2003. . . . . . . . . .                2,919   $        29  $   7,225  $    20,747  $   364
Comprehensive income
Net income. . . . . . . . . . . . . . . . . .                                                        323
Other comprehensive income, net of tax:
Unrealized net losses on securities . . . . .                                                                 211
Total Comprehensive income
ESOP shares earned. . . . . . . . . . . . . .                                            26
Stock option exercised. . . . . . . . . . . .                   16             -        125
Dividends declared ($.10 per share) . . . . .                                                       (245)
-----------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004 . . . . . . . . . . .                2,935   $        29  $   7,376  $    20,825  $   575
=================================================================================================================


BALANCE, DECEMBER 31, 2002. . . . . . . . . .                2,915   $        29  $   7,114  $    19,746  $   281

Net income. . . . . . . . . . . . . . . . . .                                                        493
Other comprehensive income, net of tax:
Unrealized net losses on securities . . . . .                                                                (138)
Total Comprehensive income
ESOP shares earned. . . . . . . . . . . . . .                                            16
Treasury stock purchased
Dividends declared ($.10 per share) . . . . .                                          (242)
-----------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003 . . . . . . . . . . .                2,915   $        29  $   7,130  $    19,997  $   143
=================================================================================================================


                                          Unearned
                                            ESOP          Treasury
                                           Shares          Stock          Total
--------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 . . . . . . .  $   (78)        $(6,502)      $21,785
Comprehensive income
Net income . . . . . . . . . . . . . . .                                    323
Other comprehensive income, net of tax:
Unrealized net losses on securities. . .                                    211
                                                                            ____
Total Comprehensive income . . . . . . .                                    534
ESOP shares earned . . . . . . . . . . .       11                            37
Stock option exercised . . . . . . . . .                                    125
Dividends declared ($.10 per share). . .                                   (245)
--------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004. . . . . . . . .  $   (67)       $(6,502)       $22,236
================================================================================

BALANCE, DECEMBER 31, 2002 . . . . . . .  $  (125)       $(3,815)       $23,230

Net income . . . . . . . . . . . . . . .                                    493
Other comprehensive income, net of tax:
Unrealized net losses on securities. . .                                   (138)
                                                                           _____
Total Comprehensive income . . . . . . .                                    355

ESOP shares earned . . . . . . . . . . .       12                            28
Treasury stock purchased . . . . . .                      (2,462)        (2,462)
Dividends declared ($.10 per share). . .                                   (242)
--------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003. . . . . . . . .  $  (113)       $(6,277)       $20,909
================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                                PATHFINDER BANCORP, INC.
                                STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                           March 31,    March 31,
                                                             2004         2003
--------------------------------------------------------------------------------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $      323   $      493
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . .         188          106
  ESOP and other stock-based compensation earned . . . .          37           28
  Deferred income tax expense (benefit). . . . . . . . .         (18)          61
  Proceeds from sale of loans. . . . . . . . . . . . . .       4,662        2,610
  Originations of loans held-for-sale. . . . . . . . . .      (3,334)      (2,184)
  Realized (gain) loss on:
    Sale of real estate loans through foreclosure. . . .         (30)           6
    Loans. . . . . . . . . . . . . . . . . . . . . . . .         (50)         (48)
    Available-for-sale investment securities . . . . . .        (154)        (165)
  Depreciation . . . . . . . . . . . . . . . . . . . . .         144          121
  Amortization of intangible . . . . . . . . . . . . . .          56           56
  Amortization of deferred financing costs . . . . . . .           8            8
  Amortization of mortgage servicing rights. . . . . . .          41           26
  Increase in surrender value of life insurance. . . . .         (48)         (43)
  Net amortization of premiums on investment securities.          64           28
  Increase in interest receivable. . . . . . . . . . . .        (163)        (135)
  Net change in other assets and liabilities . . . . . .        (810)        (283)
----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . .         916          685
----------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale .     (23,812)      (6,749)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale . . . . . .       1,814        5,456
  Proceeds from sale:
    Real estate acquired through foreclosure . . . . . .          96           54
    Available-for-sale investment securities . . . . . .       3,920        2,031
  Purchase of life insurance . . . . . . . . . . . . . .      (1,100)           -
  Net decrease (increase) in loans . . . . . . . . . . .       1,816       (3,057)
  Purchase of premises and equipment . . . . . . . . . .         (78)        (155)
----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . .     (17,344)      (2,420)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits. . . . . . . . . . . . . . . . .      25,840        4,048
  Net (decrease) increase in time deposits . . . . . . .      (1,783)       2,876
  Net repayments from short term borrowings. . . . . . .       1,000         (700)
  Payments on long-term borrowings . . . . . . . . . . .      (1,000)      (1,000)
  Proceeds from long-term borrowings . . . . . . . . . .           -          700
  Proceeds from exercise of stock options. . . . . . . .         125            -
  Cash dividends paid. . . . . . . . . . . . . . . . . .         (86)         (82)
  Treasury stock purchased . . . . . . . . . . . . . . .           -       (2,462)
----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . .      24,096        3,380
----------------------------------------------------------------------------------

  INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .       7,668        1,645
 Cash and cash equivalents at beginning of period. . . .       8,714       13,740
  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $   16,382   $   15,385
==================================================================================

The accompanying notes are an integral part of the consolidated financial statements

PATHFINDER  BANCORP,  INC.

Notes  to  Financial  Statements

(1)  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2003 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of part 1.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)  EARNINGS  PER  SHARE

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2004 and 2003, using 2,424,057 and 2,446,387 weighted average common shares outstanding. Diluted earnings per share for the three month period ending March 31, 2004 and 2003 have been computed using 2,475,687and 2,490,657 weighted average common shares outstanding. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

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

As of March 31, 2004, the stock options previously issued by the Company were fully vested. As such, there was no effect on pro forma net income for the three month period ended March 31, 2004. The following table illustrates the effect on net income and earnings per share for the period ended March 31, 2003, as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, had been applied to the Company's stock-based compensation plan:



                           For  the  quarter  ended  March  31,  2004
                           (In  thousands,  except  per  share  data)
----------------------------------------------------------------------
Net Income:
As reported . . . . . . . . . . . . . . .    . .  $493
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect. . . . . .    .     7
--------------------------------------------- --------
Pro forma net income. . . . . . . . . . . . .     $486


For  the  quarter  ended  March  31,  2004
Earnings per share:  Basic   Diluted
-------------------------------------------
As reported . . . .  $ 0.20  $   0.20
Pro forma . . . . .  $ 0.20  $   0.20


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

(5)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months ended March 31, is as follows:

                              PENSION  BENEFITS
-----------------------------------------------
                                  2004    2003
-----------------------------------------------
(In thousands)
Service cost. . . . . . . . . .  $  43   $  38
Interest cost . . . . . . . . .     52      50
Expected return on plan assets.    (63)    (57)
Amortization of net losses. . .     24      26
-----------------------------------------------
Net periodic benefit cost . . .  $  56   $  57
================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $250,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made. The Company presently anticipates contributing $192,000 to fund its pension plan in 2004. The reduction in the anticipated contribution resulted from a reduction in the plan's accrual formula effective May 1, 2004.

(6)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $887,000 balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of March 31, 2004.

(7)  COMPREHENSIVE  INCOME

The components of other comprehensive income (loss) and related tax effects for the three month period ended March 30, 2004 and 2003 are as follows:

                                   For the three months
                                      ended March 31,
-------------------------------------------------------
                                         2004    2003
-------------------------------------------------------
(In thousands)
Gross change in unrealized gains on
  securities available for sale. . . .  $ 506   $ (64)
Reclassification adjustment for gains
  included in net income . . . . . . .   (154)   (165)
Tax effect . . . . . . . . . . . . . .   (141)     91
-------------------------------------------------------
Net of tax amount. . . . . . . . . . .  $ 211   $(138)
========================================================

(8)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $665,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

(9)  NEW  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). Pathfinder Statutory Trust I qualifies as a variable interest entity under FIN 46. Pathfinder Statutory Trust I issued mandatorily redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. Pathfinder Statutory Trust I holds, as it sole asset, subordinated debentures issued by the Company.
FIN 46 required the Company to deconsolidate Pathfinder Statutory Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $5,155,000 and reduce the mandatory redeemable preferred securities line item by $5,000,000, which represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of March 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. Pathfinder Statutory Trust I is not included in the consolidated financial statements for the quarter ended March 31, 2004. At March 31, 2004, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the M.D.&A held 64.7% of the Company's common stock and the public held 35.3%.

The following discussion reviews the Company's financial condition at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and March 31, 2003.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income is also affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of securities, loans and foreclosed real estate, and non interest expense such as employee compensation and benefits, occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2003 Annual Report on Form 10-K ("the Consolidated Financial Statements"). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at March 31, 2004, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

RESULTS  OF  OPERATIONS

Net income for the first quarter of 2004 was $323,000, a decrease of $171,000, or 35%, as compared to net income of $493,000 for the same period in 2003. Basic earnings per share decreased to $0.13 per share for the quarter ended March 31, 2004 from $0.20 for the quarter ended March 31, 2003. The return on average assets and return on shareholder's equity were 0.45% and 5.83%, respectively, for the three months ended March 31, 2004, compared with 0.70% and 9.42%, respectively, for the first quarter of 2003. The decrease in net income for the first quarter of 2004 when compared to the prior period primarily resulted from a decrease in net interest income of $198,000 and an increase in the provision for loan losses of $82,000, partially offset by a $115,000 increase in noninterest income. Management expects continued margin compression to challenge earnings growth over the near term.

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

Net interest income, on a tax-equivalent basis, decreased $213,000, or 9%, to $2.2 million for the three months ending March 31, 2004, as compared to the same period during 2003. The Company's net interest margin ratio for the first quarter of 2004 decreased to 3.36% from 3.84% for the same quarter in 2003. The decline in net interest income is attributable to lower market interest rates which decreased earning asset yields to 5.41% from 6.36% when compared to the same period during 2003. Average interest-earning assets increased 4% to $264.7 million at March 31, 2004 as compared to $254.0 million at March 31, 2003. The increase in average earning assets is primarily attributable to a $5.3 million increase in net loans receivable and a $5.0 million increase in investment securities. Average interest-bearing liabilities increased $8.5 million, while the cost of funds decreased 49 basis points to 2.19% from 2.68% for the same period in 2003. The increase in the average balance of interest-bearing liabilities resulted primarily from a $10.3 million growth in average deposits, primarily in money management accounts. The growth in deposits primarily resulted from the Company's focus on attracting new municipal deposit customers.

INTEREST  INCOME

Total interest income for the quarter ended March 31, 2004 decreased $441,000, or 11%, to $3.6 million from $4.0 million at the quarter ended March 31, 2003. Average loans increased $5.3 million, with yields declining 77 basis points to 6.29% for the first quarter of 2004. Average commercial loans increased, and experienced a decline in the average tax-equivalent yield of 179 basis points, to 4.92% from 6.71%, in 2003. The decrease in the yield on commercial loans was affected, in part, by the offering of short-term notes to municipalities beginning in 2003. The average balance of loans to municipal entities was $3.7 million, having a tax-equivalent yield of 2.36%. The Company's residential mortgage loan portfolio increased $1.8 million, or 1%, when comparing the first quarter of 2004 to the same period in 2003. The average yield on the residential mortgage loan portfolio decreased 63 basis points to 6.12% in 2004 from 6.75% in 2003. New loans were originated at lower rates than in the prior period and a large volume of existing mortgages had their rates modified downward or were refinanced at lower rates. An increase in the average balance of consumer loans of $1.3 million, or 9%, resulted from an increase in home equity loans. The average yield declined 87 basis points, to 6.99% from 7.86% in 2003.

Average investment securities (taxable and tax-exempt) in 2004 increased by $5.0 million, with a decrease in tax-equivalent interest income from investments of $190,000, or 25%, compared to 2003. The average tax-equivalent yield of the portfolio declined 150 basis points, to 3.42% from 4.92%. The increase in the average balance of investment securities is reflective of the expanded deposit growth with local municipalities.

INTEREST  EXPENSE

Total interest expense decreased $243,000, or 15%, to $1.4 million for the first quarter of 2004, from $1.6 million for the same quarter in 2003. Interest expense on deposits decreased $175,000, or 17%, for the quarter ended March 31, 2004 when compared to the same period of 2003, as lower interest rates favorably impacted the average rate paid on deposits, reducing it 46 basis points to 1.69% in 2004 from 2.15% in 2003. The decrease in the cost of deposits was partially offset by an increase in the average deposit balance to $201.5 million in 2004, from $191.2 million for the same period in 2003. In addition to the decrease in the cost of deposits, interest expense on borrowings also decreased by $68,000, or 12%, from the prior period.

PROVISION  FOR  LOAN  LOSSES

The provision for loans losses was $188,000 for the first quarter of 2004 as compared to $106,000 for the same period in 2003. The increase in the provision for the quarter primarily resulted from an increase in commercial charge-offs for the period.

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

                                                 For the Quarter Ended
----------------------------------------------------------------------
                                                 March 31,  March 31,
                                                  2004        2003
----------------------------------------------------------------------
(In thousands)
Service charges on deposit accounts. . . . . . . .  $235    $161
Loan servicing fees. . . . . . . . . . . . . . . .    41      50
Bank owned life insurance. . . . . . . . . . . . .    48      43
Net gains on sale of loans/foreclosed real estate.    80      42
Other operating income . . . . . . . . . . . . . .   120     102
----------------------------------------------------------------------
Core noninterest income. . . . . . . . . . . . . .   524     398
Net gains on sales of investment securities. . . .   154     165
----------------------------------------------------------------------
Total noninterest income . . . . . . . . . . . . .  $678    $563
======================================================================

For the comparable periods, noninterest income increased 20%, as a result of a 32% increase in core noninterest income, slightly offset by a 7% decrease in the non-core item, net gains on sales of investment securities. The increase in the number of deposit accounts, the introduction of new services to customers and elimination of consulting fees associated with those new services, primarily accounted for the 46% increase in service charges on deposit accounts. Net gains on the sale of loans/foreclosed real estate increased 91%, primarily resulting from a net gain on the sale of foreclosed real estate of $30,000 and a $5,000 increase in the net gain recognized on the sale of loans to the secondary market. The increase in other operating income was primarily due to increased commissions associated with higher volume of sales of investment products and an increase in debit card fees. Investment security net gains for 2004 primarily consisted of gains associated with the sale of a corporate debt security.

Noninterest  Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

                                For the Quarter Ended
-----------------------------------------------------------
                                    March 31,   March 31,
(In thousands)                         2004        2003
-----------------------------------------------------------
Salaries and employee benefits . .  $    1,203  $    1,113
Building occupancy . . . . . . . .         277         257
Data processing. . . . . . . . . .         225         198
Professional and other services. .         146         163
Amortization of intangible assets.          56          56
Other operating. . . . . . . . . .         343         414
-----------------------------------------------------------
Total noninterest expense. . . . .  $    2,250  $    2,201
===========================================================

Noninterest expenses increased $49,000, or 2%, for the three months ended March 31, 2004 when compared to the same period in 2003. Salaries and employee benefits increased 8% resulting from increased pension and health insurance costs and overall personnel costs due to increased staffing. The Company had 103 full time equivalent employees at March 31, 2004 compared to 97 at March 31, 2003. Building occupancy expenses increased 8% resulting primarily from depreciation expenses associated with the new Fulton branch which opened in August of 2003, and higher than normal snow removal costs for the first quarter of 2004. The 14% increase in data processing charges was due to increased ATM servicing charges, the replenishment of the ATM debit card inventory and increased check processing charges incurred by the Commercial Bank. The decrease in both professional and other services and other operating expenses resulted primarily from a reduction in foreclosed real estate expenses and a reduction in legal expenses associated with those real estate properties.

INCOME  TAX  EXPENSE

Income taxes decreased $43,000, or 26%, for the quarter ended March 31, 2004 as compared to the same period in 2003. The decrease was attributable to a $214,000 decrease in the Company's pre-tax income. The effective tax rate increased to 27% from 25% compared to the same period in the prior year primarily resulting from a decrease in tax-exempt interest income.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $24.4 million, or 9%, to $302.3 million at March 31, 2004, from $277.9 million at December 31, 2003. The increase in total assets was primarily the result of an increase in investment securities of $18.5 million, or 32%, a $7.7 million, or 88%, increase in cash and cash equivalents and a $1.5 million, or 24%, increase in other assets. These increases were partially offset by a decrease in net loans of $2.1 million, or 1%. The growth in investment securities was funded by the increase in municipal deposits. The increase in cash and cash equivalents was primarily the result of the increased deposit levels and loans sales from the secondary market. The excess liquidity is expected to be invested primarily in the commercial real estate portfolio and investment securities. The increase in other assets was due to an increase in the cash value of life insurance resulting from the funding of the life insurance policies relating to the new executives and directors deferred compensation plan.

LIABILITIES

Total liabilities increased $24.9 million, or 10%, to $280.1 million at March 31, 2004 from $256.2 million at December 31, 2003. The increase in liabilities is primarily due to a $22.4 million growth in interest-bearing deposits and a $1.6 million growth in noninterest-bearing deposits. The growth in deposits primarily resulted from the Company's focus on attracting new municipal deposit customers.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:



                                                             For the Period Ending
                                                     March 31,    Dec. 31,    March 31,
(In thousands)                                         2004         2003        2003
----------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial . . . . . . . . . . . . . . . . . . . .  $    1,955   $   1,677   $      594
Consumer . . . . . . . . . . . . . . . . . . . . .         161         172          193
Real estate -  Construction. . . . . . . . . . . .           0         270            0
                     Mortgage. . . . . . . . . . .         849         873          803
----------------------------------------------------------------------------------------
Total nonaccrual loans . . . . . . . . . . . . . .  $    2,965   $   2,992   $    1,590
Loans past due 90 days or more and still accruing.           0           0            0
----------------------------------------------------------------------------------------
Total non-performing loans . . . . . . . . . . . .  $    2,965   $   2,992   $    1,590
Foreclosed real estate . . . . . . . . . . . . . .         263         202        1,459
----------------------------------------------------------------------------------------
Total non-performing assets. . . . . . . . . . . .  $    3,228   $   3,194   $    3,049
----------------------------------------------------------------------------------------
Non-performing loans to total loans. . . . . . . .        1.57%       1.59%        0.85%
Non-performing assets to total assets. . . . . . .        1.04%       1.15%        1.08%
----------------------------------------------------------------------------------------

Total nonperforming loans at March 31, 2004 were $3.0 million, or 1.57%, of total loans as compared to $3.0 million, or 1.59%, of total loans at December 31, 2003. Foreclosed real estate increased to $263,000 at March 31, 2004 compared to $202,000 at December 31, 2003. Nonperforming loans continue to be addressed primarily through foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at March 31, 2004 was $1.8 million, or 0.95% of period end loans, compared to $1.7 million, or 0.91% of period end loans, at December 31, 2003.

CAPITAL

Shareholders' equity increased $451,000 million, or 2%, to $22.2 million at March 31, 2004. The increase in shareholders' equity primarily resulted from an $151,000 increase in additional paid in capital, a $78,000 increase in retained earnings and a $211,000 increase in accumulated other comprehensive income. The Company added $323,000 to retained earnings through net income and returned $245,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended March 31, 2004 to meet the cash flow needs of the mutual holding company.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2004, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2004, management believes that liquidity as measured by the Company is in compliance with its policy guidelines.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

GAP ANALYSIS. At March 31, 2004, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $41.2 million, representing a cumulative one-year gap ratio of a negative 13.62%.

EARNINGS AT RISK AND VALUE AT RISK. Management believes the simulation of net interest income (Earnings at Risk) and net portfolio value (Value at Risk) in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures both the potential of all assets and liabilities to mature or reprice and the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them. Net portfolio value represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities using a discounted cash flow technique).

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


Change in    NPV
Interest   Capital   Earnings    Value
Rates       Ratio     at Risk   as Risk
---------  --------  ---------  --------
300 . . .     9.03%    -11.62%   -29.41%
200 . . .     9.91%     -7.27%   -17.93%
100 . . .    10.65%     -3.16%    -7.12%
0            11.11%      ----      ----
-100. . .    11.04%      1.86%     2.40%

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

PART  II  -  OTHER  INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS
------------------------------

None

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUE OR PURCHASES OF EQUITY
--------------------------------------------------------------------------------
SECURITIES
----------

Not  applicable

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------------------

Not  applicable

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

Not  applicable

ITEM  5  -  OTHER  INFORMATION
------------------------------

Not  applicable

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)

Exhibit  No.          Description
------------          -----------

10.1     Executive  Officer  Deferred  Compensation  Plan
10.2     Trustees  Deferred  Compensation  Plan
31.1     Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief
         Executive  Officer
31.2     Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief
         Financial  Officer
32.1     Section  1350  Certification of the Chief Executive and Chief Financial
         Officer

(b)     Reports  on  Form  8-K

     The Company has three Current Reports on Form 8-K during the first quarter of the fiscal year ended March 31, 2004 dated February 6, 2004, March 14, 2004 and March 19, 2004 reporting press releases relating to the fourth quarter earnings release, announcement of a stock repurchase plan and the announcement of the first quarter cash dividends, respectively.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     PATHFINDER  BANCORP,  INC.
     --------------------------



                                     /s/  Thomas  W.  Schneider
                                     --------------------------
Date:     May  14,  2004             Thomas  W.  Schneider
                                     President,  Chief  Executive  Officer


                                     /s/  James  A.  Dowd
                                     -------------------
Date:     May  14,  2004             James  A.  Dowd
                                     Vice  President,  Chief  Financial
                                     Officer

EXHIBITS

EXHIBIT  10.1

                               EXECUTIVE DEFERRED
                                COMPENSATION PLAN


     This Executive Deferred Compensation Plan (the "Plan"), effective as of the 31st day of December 2003, formalizes the understanding by and between PATHFINDER BANK (the "Bank"), a state chartered stock savings bank, and certain eligible Executives, hereinafter referred to as "Executive," who shall be approved by the Bank to participate and who shall elect to become a party to this Executive Deferred Compensation Plan by execution of an Executive Deferred Compensation Plan Deferral Agreement ("Deferral Agreement") in a form provided by the Bank. Pathfinder Bancorp, MHC, a Federal mutual holding company, and Pathfinder Bancorp, Inc. (the "Holding Company") are parties to this Agreement for the sole purpose of guaranteeing the Bank's performance hereunder.

                              W I T N E S S E T H :

     WHEREAS,  the  Executives  serve the Bank as members of the management; and

     WHEREAS, the Bank recognizes the valuable services heretofore performed for it by such Executives and wishes to encourage continued service of each; and

     WHEREAS, the Bank values the efforts, abilities and accomplishments of such Executives and recognizes that the Executives' services substantially contribute to its continued growth and profits in the future; and

     WHEREAS, the Bank desires to adopt a deferred compensation plan for Executives in order to permit the Executives to defer a portion of their compensation;

     WHEREAS, these Executives wish to defer a certain portion of their compensation to be earned in the future; and

     WHEREAS, the Bank and the Executives intend this Plan to be considered an unfunded arrangement, maintained primarily to provide retirement income for such Executives, for tax purposes and for purposes of the Employee Retirement Income Security Act of 1974, as amended; and

     WHEREAS, the Bank has adopted this Executive Deferred Compensation Plan which controls all issues relating to the Deferred Compensation Benefits as described herein;

     NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto agree to the following terms and conditions:

                                    SECTION I
                                   DEFINITIONS

     When used herein, the following words and phrases shall have the meanings below unless the context clearly indicates otherwise:

1.1  "Bank" means Pathfinder Bank and any successor thereto.

1.2 "Beneficiary" means the person or persons (and their heirs) designated as Beneficiary in the Executive's Deferral Agreement to whom the deceased Executive's benefits are payable. If no Beneficiary is so designated, then the Executive's Spouse, if living, will be deemed the Beneficiary. If the Executive's Spouse is not living, then the Children of the Executive will be deemed the Beneficiaries and will take on a per stirpes basis. If there are no Children, then the Estate of the Executive will be deemed the Beneficiary.

1.3 "Benefit Age" shall be the birthday on which the Executive becomes eligible to receive benefits under the plan. Such birthday shall be designated in the Executive's Deferral Agreement.

1.4 "Benefit Eligibility Date" shall be the date on which a Executive is entitled to receive his Deferred Compensation Benefit. It shall be the first day of the month following the month in which the Executive attains the Benefit Age designated in his Deferral Agreement.

1.5 "Cause" means personal dishonesty, willful misconduct, willful malfeasance, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, regulation (other than traffic violations or similar offenses), or final cease-and-desist order, material breach of any provision of this Plan, or gross negligence in matters of material importance to the Bank

1.6 "Change in Control" of the Bank or Holding Company means a change in control of a nature that: (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Company within the meaning of the Home Owners' Loan Act, as amended, and applicable rules and regulations promulgated thereunder (collectively, the "HOLA") as in effect at the time of the Change in Control; or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's outstanding securities except for any securities purchased by the Bank's employee stock ownership plan or trust; or (b) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause
     (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Company or similar transaction in which the Company is not the surviving institution occurs; or (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the Plan are to be exchanged for or converted into cash or property or securities not issued by the Company; or (e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything in this subsection (b) to the contrary, a change in control shall not be deemed to have occurred in the event of a conversion of the Company's or the Bank's mutual holding company to stock form, or in connection with any reorganization used to effect such a conversion.
1.7 "Children" means the Executive's children, both natural and adopted, determined at the time payments are due the Children under this Plan.

1.8 "Deferral Period" means the period of months designated in the Executive's Deferral Agreement during which the Executive shall defer current compensation. The Deferral Period shall commence on the date designated in the Executive's Deferral Agreement.

1.9 "Deferred Compensation Benefit" means the annuitized value (using the Interest Factor) of the Executive's Elective Contribution Account, measured as of the Executive's Benefit Age, payable in monthly installments throughout the Payout Period and commencing on the Executive's Benefit Eligibility Date.

1.10 "Disability Benefit" means the monthly benefit payable to the Executive following a determination, in accordance with Subsection 5.2, that he is no longer able, properly and satisfactorily, to perform his duties as a Executive.

1.11 "Effective Date" of this Plan is December 31, 2003.

1.12 "Elective Contribution" shall refer to any bookkeeping entry required to record a Executive's voluntary monthly pre-tax deferral of compensation which shall be made in accordance with the Executive's Deferral Agreement.

1.13 "Elective Contribution Account" shall be represented by the bookkeeping entries required to record a Executive's Elective Contributions plus accrued interest calculated with the Interest Factor, earned to date on such amounts. However, neither the existence of such bookkeeping entries nor the Elective Contribution Account itself shall be deemed to create either a trust of any kind, or a fiduciary relationship between the Bank and the Executive or any Beneficiary.

1.14 "Estate" means the estate of the Executive.

1.15 "Interest Factor" means either the Pre-Retirement Interest Factor or the Post-Retirement Interest Factor, as applicable.

1.16 "Payout Period" means the time frame during which certain benefits payable hereunder shall be distributed. Payments shall be made in equal monthly installments commencing on the first day of the first month following the occurrence of the event which triggers distribution and continuing for a period of one-hundred twenty (120) months, as designated in the Executive's Deferral Agreement.

1.17 "Plan Year" shall mean the twelve (12) month period from January 1 to December 31 of each year.

1.18 "Post-Retirement Interest Factor" means a rate applicable to annuitize the Elective Contribution Account of a Executive in connection with installment distributions made following a Executive's retirement or other termination of employment. Unless changed pursuant to a written resolution of the Board of Executives, the Post-Retirement Interest Factor shall be seven percent (7%) per annum.

1.19 "Pre-Retirement Interest Factor" means a rate applied to accruals credited to a Executive's Elective Contribution Account prior to the Executive's retirement or other termination of employment. Unless changed pursuant to a written resolution of the Board of Executives, the Pre-Retirement Interest Factor shall be a rate equivalent to the prime interest rate as published in the Wall Street Journal each January 1, plus three percent (3%). For the initial Plan Year, the Pre-Retirement Interest Factor shall be seven percent (7%). The Pre-Retirement Interest Factor shall be calculated each January 1 during the Deferral Period, and such rate shall be the applicable Pre-Retirement Interest Factor for the Plan Year for which it is calculated.

1.20 "Projected Deferral" is an estimate, determined upon execution of a Deferral Agreement, of the total amount of compensation to be deferred by the Executive during his Deferral Period (excluding any interest accrued on such deferrals), and so designated in the Executive's Deferral Agreement.

1.21 "Spouse" means the individual to whom the Executive is legally married at the time of the Executive's death.

1.22 "Survivor's Benefit" means if the Bank has obtained insurance on the life of the Executive, an annual amount payable to the Beneficiary in monthly installments throughout the Payout Period, equal to the amount designated in the Executive's Deferral Agreement. If the Bank has not obtained insurance on the life of the Executive, the Survivor's Benefit shall be equal to the accrued benefit in the Executive's Elective Contribution Account as of the Executive's date of death, annuitized (using the Post-Retirement Interest Factor) and payable in monthly installments throughout the Payout Period.

                                   SECTION II
                          ESTABLISHMENT OF RABBI TRUST

     The Bank shall establish a rabbi trust into which the Bank shall contribute assets which shall be held therein, pursuant to the agreement which establishes such rabbi trust. The contributed assets shall be subject to the claims of the Bank's creditors in the event of the Bank's "Insolvency" as defined in the agreement which establishes such rabbi trust, until the contributed assets are paid to the Executive and his Beneficiary(ies) in such manner and at such times as specified in this Plan. It is the intention of the Bank to make a contribution or contributions to the rabbi trust to provide the Bank with a source of funds to assist it in meeting the liabilities of this Plan. The rabbi trust and any assets held therein shall conform to the terms of the rabbi trust agreement which has been established in conjunction with this Plan. Any contribution(s) to the rabbi trust shall be made in accordance with the rabbi trust agreement. The amount and timing of such contribution(s) shall be specified in the agreement which establishes such rabbi trust.

                                   SECTION III
                              DEFERRED COMPENSATION

Commencing on the Effective Date and continuing through the end of the Deferral Period, the Executive and the Bank agree that the Executive may defer into his Elective Contribution Account on a monthly basis a percentage or dollar amount of such Executive's compensation up to Seven Hundred Fifty Dollars ($750.00) which the Executive would otherwise be entitled to receive from the Bank for each month of the Deferral Period. The total deferral during the term of the Deferral Period shall not exceed the Executive's Projected Deferral, without Board of Executive approval. The specific amount of the Executive's monthly deferred compensation shall be designated in the Executive's Deferral Agreement and shall apply only to compensation attributable to services not yet performed.

                                   SECTION IV
                          ADJUSTMENT OF DEFERRAL AMOUNT

     Deferral of the specific amount of compensation designated in the Executive's Deferral Agreement shall continue in effect pursuant to the terms of this Plan unless and until the Executive amends his Deferral Agreement by filing with the Administrator a Notice of Adjustment of Deferral Amount (Exhibit C of the Deferral Agreement). A Notice of Adjustment of Deferral Amount shall be effective if filed with the Administrator at least thirty (30) days prior to any January 1st during the Executive's Deferral Period. Such Notice of Adjustment of Deferral Amount shall be effective commencing with the January 1st following its filing and shall be applicable only to compensation attributable to services not yet performed by the Executive.

                                    SECTION V
                               RETIREMENT BENEFIT

5.1 Retirement Benefit. Subject to Subsection 6.1 of this Plan, the Bank agrees to pay the Executive the Deferred Compensation Benefit commencing on the Executive's Benefit Eligibility Date. Such payments will be made over the term of the Payout Period. In the event of the Executive's death after commencement of the Deferred Compensation Benefit, but prior to completion of all such payments due and owing hereunder, the Bank shall pay to the Executive's Beneficiary a continuation of the monthly installments for the number of months remaining in the Payout Period.

5.2 Disability Benefit. If requested by the Executive and approved by the Board of Trustees, the Executive shall be entitled to receive the Disability Benefit hereunder, in any case in which it is determined by a duly licensed independent physician selected by the Bank, that the Executive is no longer able, properly and satisfactorily, to perform his regular duties as a Executive because of ill health, accident, disability or general inability due to age. If the Executive's service is terminated pursuant to this Subsection and Board of Executive approval is obtained, the Executive may elect to begin receiving the Disability Benefit in lieu of the Deferred Compensation Benefit, which is not available prior to the Executive's Benefit Eligibility Date. The benefit shall begin within thirty (30) days of the Board of Trustees' approval of such benefit. The amount of the monthly benefit shall be the annuitized value of the Executive's Elective Contribution Account, measured as of the date of the disability determination and payable over the Payout Period. The Post-Retirement Interest Factor shall be used to annuitize the Elective Contribution Account. In the event the Executive dies while receiving Disability Benefit payments pursuant to this Subsection, or after becoming eligible for such payments but before the actual commencement of such payments, his Beneficiary shall be entitled to receive those benefits provided for in Subsection 6.1(a) and the Disability Benefits provided for in this Subsection shall terminate upon the Executive's death.

5.3 Removal For Cause. In the event the Executive is removed for Cause at any time prior to reaching his Benefit Age, he shall be entitled to receive the balance of his Elective Contribution Account, measured as of the date of removal. Such amount shall be paid in a lump sum within thirty (30) days of the Executive's date of removal. All other benefits provided for the Executive or his Beneficiary under this Plan shall be forfeited and the Plan shall become null and void with respect to such Executive.

5.4 Voluntary or Involuntary Termination Other Than for Cause. If the Executive's employment with the Bank is voluntarily or involuntarily terminated prior to the attainment of his Benefit Eligibility Date, for any reason other than for Cause, the Executive's death or disability, then commencing on his Benefit Eligibility Date, the Executive shall be entitled to the annuitized value (using the Interest Factor) of his Elective Contribution Account calculated as of his Benefit Eligibility Date, and payable over the Payout Period.

5.5 Termination of Employment Related to a Change in Control. If a Change in Control occurs, and thereafter the Executive's employment is terminated (either voluntarily or involuntarily) within thirty-six (36) months, the Executive shall be entitled to receive his Deferred Compensation Benefit calculated as if Executive had made all of his elective deferrals through his Benefit Age. Such benefit shall be annuitized (using the Interest Factor) and be payable commencing on such Executive's Benefit Eligibility Date in monthly installments throughout the Payout Period. In the event the Executive dies at any time after termination of employment, but prior to commencement of such payments due and owing hereunder, the Bank or its successor, shall pay to the Executive's Beneficiary, the Survivor's

     Benefit. In the event the Executive dies at any time after commencement of such payments, but prior to completion of all such payments due and owing hereunder, the Bank or its successor shall pay to the Executive's Beneficiary a continuation of the monthly installments for the remainder of the Payout Period.

5.6 Modification of Benefit Age. If the Executive elects to modify his Benefit Age ("Modified Benefit Age") and to commence receiving benefits hereunder before attainment of his Benefit Age as set forth on his Deferral Agreement, Executive shall be entitled to receive the value of his Elective Contribution Account calculated as of the last day of the month in which Executive attains his Modified Benefit Age, provided, however, that Executive must have made such an election at least thirteen (13) months prior to the first day of the month in which Executive attains his Modified Benefit Age (as set forth herein at Exhibit D). Such early benefit shall be annuitized (using the Interest Factor) and be payable commencing on the first day of the second month following Executive's attaining his Modified Benefit Age in monthly installments throughout the Payout Period. In the event the Executive dies at any time after designating his Modified Benefit Age, but prior to commencement of such payments due and owing hereunder, the Bank or its successor shall pay to the Executive's Beneficiary the Survivor's Benefit. In the event the Executive dies at any time after commencement of the benefit payments, but prior to completion of all such payments due and owing hereunder, the Bank or its successor shall pay to the Executive's Beneficiary a continuation of the monthly installments for the remainder of the Payout Period.

                                   SECTION VI
                                 DEATH BENEFITS

6.1 Death Benefit Prior to Commencement of Deferred Compensation Benefit. In the event of the Executive's death prior to commencement of the Deferred Compensation Benefit, the Bank shall pay the Executive's Beneficiary a monthly benefit for the Payout Period, commencing within thirty (30) days of the Executive's death. The amount of such monthly benefit payments shall be determined as follows:

     (a) (1) In the event death occurs (i) while the Executive is receiving the Disability Benefit provided for in Subsection 5.2, or (ii) after the Executive has become eligible for such Disability Benefit payments but before such payments have commenced, the Executive's Beneficiary shall be entitled to receive the Survivor's Benefit for the number of months in the Payout Period, reduced by the number of months Disability Benefit payments were made to the Executive. In the event death occurs after the Executive has received the Disability Benefit provided for in Subsection 5.2 for the entire Payout Period, the Executive's Beneficiary shall not be entitled to the Survivor's Benefit for any length of time. However, the lump sum payment described in paragraph two (2) of this Subsection 6.1(a) if approved by the Board of Executives, and the payment described in Section 6.2, shall still be applicable to such Beneficiary.

          (2) If (i) the total dollar amount of Disability Benefit payments received by the Executive under Subsection 5.2 is less than the total dollar amount of payments which would have been received had the Survivor's Benefit been paid in lieu of the Disability Benefit which was paid during the Executive's life, and (ii) Board of Director approval is obtained, the Bank shall pay the Executive's Beneficiary a lump sum payment for the difference. This lump sum payment shall be made within thirty (30) days of the Executive's death.

     (b) In the event death occurs while the Executive is (i) in the employment of the Bank, (ii) deferring compensation pursuant to Section II and
          (iii) prior to any reduction or discontinuance (via an effective filing of a Notice of Adjustment of Deferral Amount) in the level of deferrals reflected in the Executive's Deferral Agreement, the Executive's Beneficiary shall be paid the Survivor's Benefit.

     (c) In the event death occurs while the Executive is (i) in the employment of the Bank, (ii) deferring compensation pursuant to Section II, and
          (iii) after any reduction or discontinuance (via an effective filing of a Notice of Adjustment of Deferral Amount) in the level of deferrals reflected in the Executive's Deferral Agreement, the Executive's Beneficiary shall be paid a reduced Survivor's Benefit. The amount of such reduced Survivor's Benefit shall be determined by multiplying the monthly payment available as a Survivor's Benefit by a fraction, the numerator of which is equal to the total compensation actually deferred by the Executive as of his death, and the denominator of which is equal to the total amount of compensation which would have been deferred as of his death, if no reduction or discontinuance in the level of deferrals had occurred at any time following execution of the Deferral Agreement and during the Deferral Period.

     (d) In the event the Executive completes less than One Hundred Percent (100%) of his Projected Deferrals due to any voluntary or involuntary termination other than removal for Cause, the Executive's Beneficiary shall be paid a reduced Survivor's Benefit. The amount of such reduced Survivor's Benefit shall be determined by multiplying the monthly payment available as a Survivor's Benefit by a fraction, the numerator of which is equal to the total compensation actually deferred by the Executive, and the denominator of which is equal to the Executive's Projected Deferral.

     (e) In the event the Executive completes One Hundred Percent (100%) of his Projected Deferrals prior to any voluntary or involuntary termination other than removal for Cause, and provided no payments have been made pursuant to Subsection 5.2, the Executive's Beneficiary shall be paid the Survivor's Benefit.

6.2 Additional Death Benefit - Burial Expense. In addition to the above-described death benefits, upon the Executive's death, the Executive's Beneficiary shall be entitled to receive a one-time lump sum death benefit in the amount of Ten Thousand Dollars ($10,000.00). This benefit shall be provided specifically for the purpose of providing payment for burial and/or funeral expenses of the Executive. Such benefit shall be payable within thirty (30) days of the Executive's death. The Executive's Beneficiary shall not be entitled to such benefit if the Executive is removed for Cause prior to death, or if a similar lump sum death benefit is paid by the Bank to the Beneficiary under another similar plan of the Bank.

                                   SECTION VII
                             BENEFICIARY DESIGNATION

     The Executive shall make an initial designation of primary and secondary Beneficiaries upon execution of his Deferral Agreement and shall have the right to change such designation, at any subsequent time, by submitting to the Administrator in substantially the form attached as Exhibit A to the Deferral Agreement, a written designation of primary and secondary Beneficiaries. Any Beneficiary designation made subsequent to execution of the Deferral Agreement shall become effective only when receipt thereof is acknowledged in writing by the Administrator.

                                  SECTION VIII
                           EXECUTIVE'S RIGHT TO ASSETS

     The rights of the Executive, any Beneficiary, or any other person claiming through the Executive under this Plan, shall be solely those of an unsecured general creditor of the Bank. The Executive, the Beneficiary, or any other person claiming through the Executive, shall only have the right to receive from the Bank those payments so specified under this Plan. The Executive agrees that he, his Beneficiary, or any other person claiming through him shall have no rights or interests whatsoever in any asset of the Bank, including any insurance policies or contracts which the Bank may possess or obtain to informally fund this Plan.

     Any asset used or acquired by the Bank in connection with the liabilities it has assumed under this Plan, unless expressly provided herein, shall not be deemed to be held under any trust for the benefit of the Executive or his Beneficiaries, nor shall any asset be considered security for the performance of the obligations of the Bank. Any such asset shall be and remain, a general, unpledged, and unrestricted asset of the Bank.

                                   SECTION IX
                            RESTRICTIONS UPON FUNDING

     The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Plan. The Executive, his Beneficiaries or any successor in interest to him shall be and remain simply a general unsecured creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation. The Bank reserves the absolute right in its sole discretion to either purchase assets to meet its obligations undertaken by this Plan or to refrain from the same and to determine the extent, nature, and method of any such asset purchases. Should the Bank decide to purchase assets such as life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such assets at any time, in whole or in part. At no time shall the Executive be deemed to have any lien, right, title or interest in or to any specific investment or to any assets of the Bank. If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Executive, then the Executive shall assist the Bank by freely submitting to a physical examination and by supplying such additional information necessary to obtain such insurance or annuities.

                                    SECTION X
                     ALIENABILITY AND ASSIGNMENT PROHIBITION

     Neither the Executive nor any Beneficiary under this Plan shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Executive or his Beneficiary, nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Executive or any Beneficiary attempts assignment, communication, hypothecation, transfer or disposal of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

                                   SECTION XI
                                 ACT PROVISIONS

11.1 Named Fiduciary and Administrator. The Bank shall be the Named Fiduciary and Administrator (the "Administrator") of this Plan. As Administrator, the Bank shall be responsible for the management, control and administration of the Plan as established herein. The Administrator may delegate to others certain aspects of the management and operational responsibilities of the Plan, including the employment of advisors and the delegation of ministerial duties to qualified individuals.

11.2 Claims Procedure and Arbitration. In the event that benefits under this Plan are not paid to the Executive (or to his Beneficiary in the case of the Executive's death) and such claimants feel they are entitled to receive such benefits, then a written claim must be made to the Administrator within sixty (60) days from the date payments are refused. The Administrator shall review the written claim and, if the claim is denied, in whole or in part, they shall provide in writing, within ninety (90) days of receipt of such claim, their specific reasons for such denial, reference to the provisions of this Plan or the Deferral Agreement upon which the denial is based, and any additional material or information necessary to perfect the claim. Such writing by the Administrator shall further indicate the additional steps which must be undertaken by claimants if an additional review of the claim denial is desired.

     If claimants desire a second review, they shall notify the Administrator in writing within sixty (60) days of the first claim denial. Claimants may review this Plan, the Deferral Agreement or any documents relating thereto and submit any issues and comments, in writing, they may feel appropriate. In its sole discretion, the Administrator shall then review the second claim and provide a written decision within sixty (60) days of receipt of such claim. This decision shall state the specific reasons for the decision and shall include reference to specific provisions of this Plan or the Deferral Agreement upon which the decision is based.

     If claimants continue to dispute the benefit denial based upon completed performance of this Plan and the Deferral Agreement or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to mediation, administered by the American Arbitration Association ("AAA") (or a mediator selected by the parties) in accordance with the AAA's Commercial Mediation Rules. If mediation is not successful in resolving the dispute, it shall be settled by arbitration administered by the AAA under its Commercial Arbitration Rules, and judgment on the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

                                   SECTION XII
                                  MISCELLANEOUS

12.1 No Guarantee of Employment. Nothing contained herein will confer upon the Executive the right to be retained in the service of the Bank nor limit the right of the Bank to discharge or otherwise deal with the Executive without regard to the existence of the Plan. Notwithstanding anything herein contained to the contrary, any payment to the Executive by the Holding Company are subject to and conditioned upon their compliance with Section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1828(k), and the regulations promulgated thereunder in 12 C.F.R. Part 359.

12.2 State Law. The Plan is established under, and will be construed according to, the laws of the state of New York.

12.3 Severability and Interpretation of Provisions. In the event that any of the provisions of this Plan or portion thereof, are held to be inoperative or invalid by any court of competent jurisdiction, or in the event that any legislation adopted by any government body having jurisdiction over the Bank would be retroactively applied to invalidate this Plan or any provision hereof or cause the benefits hereunder to be taxable, then: (1) insofar as is reasonable, effect will be given to the intent manifested in the provisions held invalid or inoperative, and (2) the validity and enforceability of the remaining provisions will not be affected thereby. In the event that the intent of any provision shall need to be construed in any manner to avoid taxability, such construction shall be made by the Plan Administrator in a manner that would manifest to the maximum extent possible the original meaning of such provisions.

12.4 Incapacity of Recipient. In the event the Executive is declared incompetent and a conservator or other person legally charged with the care of his person or Estate is appointed, any benefits under the Plan to which such Executive is entitled shall be paid to such conservator or other person legally charged with the care of his person or Estate.

12.5 Unclaimed Benefit. The Executive shall keep the Bank informed of his current address and the current address of his Beneficiaries. If the location of the Executive is not made known to the Bank within three (3) years after the date on which any payment of the Deferred Compensation Benefit may first be made, payment may be made as though the Executive had died at the end of the three (3) year period.

12.6 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, no individual acting as an employee or agent of the Bank, or as a member of the Board of Trustees shall be personally liable to the Executive or any other person for any claim, loss, liability or expense incurred in connection with this Plan.

12.7 Gender. Whenever in this Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

12.8 Effect on Other Corporate Benefit Plans. Nothing contained in this Plan shall affect the right of the Executive to participate in or be covered by any qualified or non-qualified pension, profit sharing, group, bonus or other supplemental compensation or fringe benefit agreement constituting a part of the Bank's existing or future compensation structure.

12.9 Suicide. Notwithstanding anything to the contrary in this Plan, the benefits otherwise provided herein shall not be payable if the Executive's death results from suicide, whether sane or insane, within twenty-six (26) months after the execution of his Deferral Agreement. If the Executive dies during this twenty-six (26) month period due to suicide, the balance of his Elective Contribution Account will be paid to the Executive's Beneficiary in a single payment. Payment is to be made within thirty (30) days after the Executive's death is declared a suicide by competent legal authority.

     Credit shall be given to the Bank for payments made prior to determination of suicide.

12.10 Inurement. This Plan shall be binding upon and shall inure to the benefit of the Bank, its successors and assigns, and the Executive, his successors, heirs, executors, administrators, and Beneficiaries.

12.11 Source of Payments. All payments provided in this Plan shall be timely paid in cash or check from the general funds of the Bank or the assets of the rabbi trust. The Holding Company guarantees payment and provision of all amounts and benefits due to the Executives and, if such amounts and benefits are not timely paid or provided by the Bank, or the rabbi trust, such amounts and benefits shall be paid or provided by the Holding Company.

12.12 Modification of Benefit Eligibility Date. In the event that a Executive desires to modify his Benefit Eligibility Date or Payout Period with respect to future Elective Contributions, the Executive may do so at the time and in the manner that the Executive is entitled to adjust his Elective Contribution, pursuant to Section IV of the Plan. In the event that a Executive desires to modify his Benefit Eligibility Date or Payout Period with respect to amounts accrued in his Elective Contribution Account the Executive may do so, provided, however, that any such modification is made no later than twenty-four (24) months prior to the date of both (i) the Executive's existing Benefit Eligibility (at the time of such modification) and (ii) the Executive's Benefit Eligibility Date, as modified.

12.13 Tax Withholding. If applicable, the Bank may withhold from any benefits payable under this Plan all federal, state, city, or other taxes as shall be required pursuant to any law or governmental regulation then in effect.

12.14 Headings. Headings and sub-headings in this Plan are inserted for reference and convenience only and shall not be deemed a part of this Plan.

                                  SECTION XIII
                              AMENDMENT/REVOCATION

     This Plan shall not be amended, modified or revoked at any time, in whole or part, without the mutual written consent of the Executive and the Bank, and such mutual consent shall be required even if the Executive is no longer serving the Bank as a member of the Board; provided, however, mutual consent shall not be required if such amendment or modification is required by a regulatory agency having jurisdiction over the Bank or the Holding Company or is necessary to avoid taxation of the benefits payable hereunder prior to their distribution or is desirable or required pursuant to Section 12.3 hereof.

                                   SECTION XIV
                                    EXECUTION

14.1 This Plan sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby, and any previous agreements or understandings between the parties hereto regarding the subject matter hereof are merged into and superseded by this Plan.

14.2 This Plan shall be executed in triplicate, each copy of which, when so executed and delivered, shall be an original, but all three copies shall together constitute one and the same instrument.

                            [Signature Page Follows]

     IN WITNESS WHEREOF, the Bank has caused this Plan to be executed on the day and date first above written.


ATTEST:                              PATHFINDER  BANK



/s/  Melissa  A.  Miller               By:     /s/ Thomas W. Schneider
------------------------              -----------------------
Secretary                              Title:     President  and  CEO




ATTEST:                              PATHFINDER  BANCORP,  INC.



/s/  Melissa  A.  Miller               By:     /s/ Thomas W. Schneider
------------------------               -----------------------
Secretary                              Title:     President  and  CEO




ATTEST:                              PATHFINDER  BANCORP,  MHC



/s/  Melissa  A.  Miller               By:     /s/ Thomas W. Schneider
------------------------               -----------------------
Secretary                              Title:     President  and  CEO

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                      EXECUTIVE DEFERRED COMPENSATION PLAN

                               DEFERRAL AGREEMENT


     I, Thomas W. Schneider, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Executive Deferred Compensation Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $ 417 of my monthly Compensation. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred twenty (120) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $50,000. I understand that this election to defer applies only to Compensation attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Compensation to be deferred or to discontinue deferrals altogether.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $2,857 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Executive and a duly authorized officer of the Bank.


     Dated  this  31st  day  of  December,  2003.



/s/  Thomas  W.  Schneider         /s/  Melissa  A.  Miller
--------------------------         ------------------------
Executive                Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                      EXECUTIVE DEFERRED COMPENSATION PLAN

                             BENEFICIARY DESIGNATION


     The Executive, under the terms of the Pathfinder Bank Executive Deferred Compensation Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:               Joy  Ann  Schneider
                                    -------------------

SECONDARY  BENEFICIAY:        Thomas  J.  Schneider,  Matthew  R.  Schneider,
                              -----------------------------------------------
                              James  A.  Schneider;  equally  per  stirpes
                              --------------------------------------------

     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:  _________________,  20  ___



/s/  W.  J.  Landers            /s/  Thomas  Schneider
--------------------            ----------------------
WITNESS                         EXECUTIVE


/s/  Chris  C.  Gagas
---------------------
WITNESS




* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                      EXECUTIVE DEFERRED COMPENSATION PLAN

                               DEFERRAL AGREEMENT


     I, Melissa A. Miller, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Executive Deferred Compensation Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $ 417 of my monthly Compensation. Such deferrals shall commence on February 1, 2004, and shall continue for a period of one hundred twenty (120) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $50,000. I understand that this election to defer applies only to Compensation attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Compensation to be deferred or to discontinue deferrals altogether.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $2,174 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Executive and a duly authorized officer of the Bank.


     Dated  this  ____  day  of  January,  2004.



/s/  Melissa  A.  Miller       /s/  Thomas  W.  Schneider
------------------------       --------------------------
Executive                      Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                      EXECUTIVE DEFERRED COMPENSATION PLAN

                             BENEFICIARY DESIGNATION


     The Executive, under the terms of the Pathfinder Bank Executive Deferred Compensation Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:           Lisa  E.  Dashnau
                                -----------------

SECONDARY  BENEFICIAY:          Makayla  Dashnau  (Mesec)  and  Madison  Dashnau
                                ------------------------------------------------

     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:  _________________,  20  ___



/s/  Thomas  Schneider          /s/  Melissa  A.  Miller
----------------------          ------------------------
WITNESS                         EXECUTIVE


/s/  James  A.  Dowd
--------------------
WITNESS




* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                      EXECUTIVE DEFERRED COMPENSATION PLAN

                               DEFERRAL AGREEMENT


     I, James A. Dowd, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Executive Deferred Compensation Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $ 417 of my monthly Compensation. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred twenty (120) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $50,000. I understand that this election to defer applies only to Compensation attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Compensation to be deferred or to discontinue deferrals altogether.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $4,394 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Executive and a duly authorized officer of the Bank.


     Dated  this  31st  day  of  December,  2003.



/s/  James  A.  Dowd              /s/  Thomas  W.  Schneider
--------------------              --------------------------
Executive                Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                      EXECUTIVE DEFERRED COMPENSATION PLAN

                             BENEFICIARY DESIGNATION


     The Executive, under the terms of the Pathfinder Bank Executive Deferred Compensation Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:           Nancy  J.  Dowd  (Mother)
                                -------------------------

SECONDARY  BENEFICIAY:          John  W.  Dowd  (Brother)
                                -------------------------

     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:  _________________,  20  ___



/s/  W.  J.  Landers           /s/  James  A.  Dowd
--------------------           --------------------
WITNESS                        EXECUTIVE


/s/  Thomas  Schneider
----------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

EXHIBIT  10.2

                                TRUSTEE DEFERRED
                                    FEE PLAN

     This Trustee Deferred Fee Plan (the "Plan"), effective as of the 31st day of December 2003, formalizes the understanding by and between PATHFINDER BANK (the "Bank"), a state chartered stock savings bank, and certain eligible Trustees, hereinafter referred to as "Trustee", who shall be approved by the Bank to participate and who shall elect to become a party to this Trustee Deferred Fee Plan by execution of a Trustee Deferred Fee Plan Deferral Agreement ("Deferral Agreement") in a form provided by the Bank. Pathfinder Bancorp, MHC, a Federal mutual holding company, and Pathfinder Bancorp, Inc. (the "Holding Company") are parties to this Agreement for the sole purpose of guaranteeing the Bank's performance hereunder.

                              W I T N E S S E T H :

     WHEREAS, the Bank recognizes the valuable services heretofore performed for it by its Trustees and wishes to encourage continued service of each; and

     WHEREAS, the Bank values the efforts, abilities and accomplishments of such Trustees and recognizes that the Trustees' services substantially contribute to its continued growth and profits in the future; and

     WHEREAS, the Bank desires to adopt a deferred compensation plan for Trustees in order to permit the Trustees to defer a portion of their fees; and

     WHEREAS, these Trustees wish to defer a certain portion of their fees to be earned in the future; and

     WHEREAS, the Bank and the Trustees intend this Plan to be considered an unfunded arrangement, maintained primarily to provide retirement income for such Trustees, for tax purposes and for purposes of the Employee Retirement Income Security Act of 1974, as amended; and

     WHEREAS, the Bank has adopted this Trustee Deferred Fee Plan which controls all issues relating to the Deferred Compensation Benefits as described herein.

     NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto agree to the following terms and conditions:

                                    SECTION I
                                   DEFINITIONS

     When used herein, the following words and phrases shall have the meanings below unless the context clearly indicates otherwise:

1.1  "Bank" means Pathfinder Bank and any successor thereto.

1.2 "Beneficiary" means the person or persons (and their heirs) designated as Beneficiary in the Trustee's Deferral Agreement to whom the deceased Trustee's benefits are payable. If no Beneficiary is so designated, then the Trustee's Spouse, if living, will be deemed the Beneficiary. If the Trustee's Spouse is not living, then the Children of the Trustee will be deemed the Beneficiaries and will take on a per stirpes basis. If there are no Children, then the Estate of the Trustee will be deemed the Beneficiary.

1.3 "Benefit Age" shall be the birthday on which the Trustee becomes eligible to receive benefits under the plan. Such birthday shall be designated in the Trustee's Deferral Agreement.

1.4 "Benefit Eligibility Date" shall be the date on which a Trustee is entitled to receive his Deferred Compensation Benefit. It shall be the first day of the month following the month in which the Trustee attains the Benefit Age designated in his Deferral Agreement.

1.5 "Cause" means personal dishonesty, willful misconduct, willful malfeasance, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, regulation (other than traffic violations or similar offenses), or final cease-and-desist order, material breach of any provision of this Plan, or gross negligence in matters of material importance to the Bank.

1.6 "Change in Control" of the Bank or Holding Company means a change in control of a nature that: (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Company within the meaning of the Home Owners' Loan Act, as amended, and applicable rules and regulations promulgated thereunder (collectively, the "HOLA") as in effect at the time of the Change in Control; or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's outstanding securities except for any securities purchased by the Bank's employee stock ownership plan or trust; or (b) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause
     (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Company or similar transaction in which the Company is not the surviving institution occurs; or (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the Plan are to be exchanged for or converted into cash or property or securities not issued by the Company; or (e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything in this subsection (b) to the contrary, a change in control shall not be deemed to have occurred in the event of a conversion of the Company's or the Bank's mutual holding company to stock form, or in connection with any reorganization used to effect such a conversion.

1.7 "Children" means the Trustee's children, both natural and adopted, determined at the time payments are due the Children under this Plan.

1.8 "Deferral Period" means the period of months designated in the Trustee's Deferral Agreement during which the Trustee shall defer current fees. The Deferral Period shall commence on the date designated in the Trustee's Deferral Agreement.

1.9 "Deferred Compensation Benefit" means the annuitized value (using the Interest Factor) of the Trustee's Elective Contribution Account, measured as of the Trustee's Benefit Age, payable in monthly installments throughout the Payout Period and commencing on the Trustee's Benefit Eligibility Date.

1.10 "Disability Benefit" means the monthly benefit payable to the Trustee following a determination, in accordance with Subsection 5.2, that he is no longer able, properly and satisfactorily, to perform his duties as a Trustee.

1.11 "Effective Date" of this Plan is December 31, 2003.

1.12 "Elective Contribution" shall refer to any bookkeeping entry required to record a Trustee's voluntary monthly pre-tax deferral of fees which shall be made in accordance with the Trustee's Deferral Agreement.

1.13 "Elective Contribution Account" shall be represented by the bookkeeping entries required to record a Trustee's Elective Contributions plus accrued interest calculated with the Interest Factor, earned to date on such amounts. However, neither the existence of such bookkeeping entries nor the Elective Contribution Account itself shall be deemed to create either a trust of any kind, or a fiduciary relationship between the Bank and the Trustee or any Beneficiary.

1.14 "Estate" means the estate of the Trustee.

1.15 "Interest Factor" means either the Pre-Retirement Interest Factor or the Post-Retirement Interest Factor, as applicable.

1.16 "Payout Period" means the time frame during which certain benefits payable hereunder shall be distributed. Payments shall be made in equal monthly installments commencing on the first day of the first month following the occurrence of the event which triggers distribution and continuing for a period of one-hundred twenty (120) months, as designated in the Trustee's Deferral Agreement.

1.17 "Plan Year" shall mean the twelve (12) month period from January 1 to December 31 of each year.

1.18 "Post-Retirement Interest Factor" means a rate applicable to annuitize the Elective Contribution Account of a Trustee in connection with installment distributions made following a Trustee's retirement or other termination of service. Unless changed pursuant to a written resolution of the Board of Trustees, the Post-Retirement Interest Factor shall be seven percent (7%) per annum.

1.19 "Pre-Retirement Interest Factor" means a rate applied to accruals credited to a Trustee's Elective Contribution Account prior to the Trustee's retirement or other termination of service. Unless changed pursuant to a written resolution of the Board of Trustees, the Pre-Retirement Interest Factor shall be a rate equivalent to the prime interest rate as published in the Wall Street Journal each January 1, plus three percent (3%). For the initial Plan Year, the Pre-Retirement Interest Factor shall be seven percent (7%). The Pre-Retirement Interest Factor shall be calculated each January 1 during the Deferral Period, and such rate shall be the applicable Pre-Retirement Interest Factor for the Plan Year for which it is calculated.

1.20 "Projected Deferral" is an estimate, determined upon execution of a Deferral Agreement, of the total amount of compensation to be deferred by the Trustee during his Deferral Period (excluding any interest accrued on such deferrals), and so designated in the Trustee's Deferral Agreement.

1.21 "Spouse" means the individual to whom the Trustee is legally married at the time of the Trustee's death.

1.22 "Survivor's Benefit" means if the Bank has obtained insurance on the life of the Trustee, an annual amount payable to the Beneficiary in monthly installments throughout the Payout Period, equal to the amount designated in the Trustee's Deferral Agreement. If the Bank has not obtained insurance on the life of the Trustee, the Survivor's Benefit shall be equal to the accrued benefit in the Trustee's Elective Contribution Account as of the Trustee's date of death, annuitized (using the Post-Retirement Interest Factor) and payable in monthly installments throughout the Payout Period.

                                   SECTION II
                          ESTABLISHMENT OF RABBI TRUST

     The Bank shall establish a rabbi trust into which the Bank shall contribute assets which shall be held therein, pursuant to the agreement which establishes such rabbi trust. The contributed assets shall be subject to the claims of the Bank's creditors in the event of the Bank's "Insolvency" as defined in the agreement which establishes such rabbi trust, until the contributed assets are paid to the Trustee and his Beneficiary(ies) in such manner and at such times as specified in this Plan. It is the intention of the Bank to make a contribution or contributions to the rabbi trust to provide the Bank with a source of funds to assist it in meeting the liabilities of this Plan. The rabbi trust and any assets held therein shall conform to the terms of the rabbi trust agreement which has been established in conjunction with this Plan. Any contribution(s) to the rabbi trust shall be made in accordance with the rabbi trust agreement. The amount and timing of such contribution(s) shall be specified in the agreement which establishes such rabbi trust.

                                   SECTION III
                              DEFERRED COMPENSATION

Commencing on the Effective Date and continuing through the end of the Deferral Period, the Trustee and the Bank agree that the Trustee may defer into his Elective Contribution Account on a monthly basis up to the lesser of (i) Seven Hundred Fifty Dollars ($750.00), or (ii) One Hundred Percent (100%) of the monthly fees which the Trustee would otherwise be entitled to receive from the Bank for each month of the Deferral Period. The total deferral during the term of the Deferral Period shall not exceed the Trustee's Projected Deferral, without Board of Trustee approval. The specific amount of the Trustee's monthly deferred compensation shall be designated in the Trustee's Deferral Agreement and shall apply only to compensation attributable to services not yet performed.

                                   SECTION IV
                          ADJUSTMENT OF DEFERRAL AMOUNT

     Deferral of the specific amount of fees designated in the Trustee's Deferral Agreement shall continue in effect pursuant to the terms of this Plan unless and until the Trustee amends his Deferral Agreement by filing with the Administrator a Notice of Adjustment of Deferral Amount (Exhibit B of the Deferral Agreement). If the Bank increases the amount of fees and/or retainer earned by the Trustee, the Trustee can include such additional amounts in his monthly deferral, subject to the limits of Section III herein, provided approval from the Board of Trustees is obtained, by filing a Notice of Adjustment of Deferral Amount. A Notice of Adjustment of Deferral Amount shall be effective if filed with the Administrator at least thirty (30) days prior to any January 1st during the Trustee's Deferral Period. Such Notice of Adjustment of Deferral Amount shall be effective commencing with the January 1st following its filing and shall be applicable only to compensation attributable to services not yet performed by the Trustee.


                                    SECTION V
                               RETIREMENT BENEFIT

5.1 Retirement Benefit. Subject to Subsection 6.1 of this Plan, the Bank agrees to pay the Trustee the Deferred Compensation Benefit commencing on the Trustee's Benefit Eligibility Date. Such payments will be made over the term of the Payout Period. In the event of the Trustee's death after commencement of the Deferred Compensation Benefit, but prior to completion of all such payments due and owing hereunder, the Bank shall pay to the Trustee's Beneficiary a continuation of the monthly installments for the number of months remaining in the Payout Period.

5.2 Disability Benefit. If requested by the Trustee and approved by the Board of Trustees, the Trustee shall be entitled to receive the Disability Benefit hereunder, in any case in which it is determined by a duly licensed independent physician selected by the Bank, that the Trustee is no longer able, properly and satisfactorily, to perform his regular duties as a Trustee because of ill health, accident, disability or general inability due to age. If the Trustee's service is terminated pursuant to this Subsection and Board of Trustee approval is obtained, the Trustee may elect to begin receiving the Disability Benefit in lieu of the Deferred Compensation Benefit, which is not available prior to the Trustee's Benefit Eligibility Date. The benefit shall begin within thirty (30) days of Board of Trustees' approval of such benefit. The amount of the monthly benefit shall be the annuitized value of the Trustee's Elective Contribution Account, measured as of the date of the disability determination and payable over the Payout Period. The Post-Retirement Interest Factor shall be used to annuitize the Elective Contribution Account. In the event the Trustee dies while receiving Disability Benefit payments pursuant to this Subsection, or after becoming eligible for such payments but before the actual commencement of such payments, his Beneficiary shall be entitled to receive those benefits provided for in Subsection 6.1(a) and the Disability Benefits provided for in this Subsection shall terminate upon the Trustee's death.

5.3 Removal For Cause. In the event the Trustee is removed for Cause at any time prior to reaching his Benefit Age, he shall be entitled to receive the balance of his Elective Contribution Account, measured as of the date of removal. Such amount shall be paid in a lump sum within thirty (30) days of the Trustee's date of removal. All other benefits provided for the Trustee or his Beneficiary under this Plan shall be forfeited and the Plan shall become null and void with respect to such Trustee.

5.4 Voluntary or Involuntary Termination Other Than for Cause. If the Trustee's service with the Bank is voluntarily or involuntarily terminated prior to the attainment of his Benefit Eligibility Date, for any reason other than for Cause, the Trustee's death or disability, then commencing on his Benefit Eligibility Date, the Trustee shall be entitled to the annuitized value (using the Interest Factor) of his Elective Contribution Account calculated as of his Benefit Eligibility Date, and payable over the Payout Period.

5.5 Termination of Service Related to a Change in Control. If a Change in Control occurs, and thereafter the Trustee's service is terminated (either voluntarily or involuntarily) within thirty-six (36) months, the Trustee shall be entitled to receive his Deferred Compensation Benefit calculated as if the Trustee had made all of his elective deferrals through his Benefit Age. Such benefit shall be annuitized (using the Interest Factor) and be payable commencing on such Trustee's Benefit Eligibility Date in monthly installments throughout the Payout Period. In the event the Trustee dies at any time after termination of employment, but prior to commencement of such payments due and owing hereunder, the Bank or its successor, shall pay to the Trustee's Beneficiary, the Survivor's Benefit. In the event the Trustee dies at any time after commencement of such payments, but prior to completion of all such payments due and owing hereunder, the Bank or its successor shall pay to the Trustee's Beneficiary, continuation of the monthly installments for the remainder of the Payout Period.

5.6 Modification of Benefit Age. If the Trustee elects to modify his Benefit Age ("Modified Benefit Age") and to commence receiving benefits hereunder before attainment of his Benefit Age as set forth on his Deferral Agreement, Trustee shall be entitled to receive the value of his Elective Contribution Account calculated as of the last day of the month in which Trustee attains his Modified Benefit Age, provided, however, that Trustee must have made such an election at least thirteen (13) months prior to the first day of the month in which Trustee attains his Modified Benefit Age (as set forth herein at Exhibit D). Such early benefit shall be annuitized (using the Interest Factor) and be payable commencing on the first day of the second month following Trustee's attaining his Modified Benefit Age in monthly installments throughout the Payout Period. In the event the Trustee dies at any time after designating his Modified Benefit Age, but prior to commencement of such payments due and owing hereunder, the Bank or its successor shall pay to the Trustee's Beneficiary the Survivor's Benefit. In the event the Executive dies at any time after commencement of the benefit payments, but prior to completion of all such payments due and owing hereunder, the Bank or its successor shall pay to the Trustee's Beneficiary a continuation of the monthly installments for the remainder of the Payout Period.

                                   SECTION VI
                                 DEATH BENEFITS

6.1 Death Benefit Prior to Commencement of Deferred Compensation Benefit. In the event of the Trustee's death prior to commencement of the Deferred Compensation Benefit, the Bank shall pay the Trustee's Beneficiary a monthly benefit for the Payout Period, commencing within thirty (30) days of the Trustee's death. The amount of such monthly benefit payments shall be determined as follows:

     (a) (1) In the event death occurs (i) while the Trustee is receiving the Disability Benefit provided for in Subsection 5.2, or (ii) after the Trustee has become eligible for such Disability Benefit payments but before such payments have commenced, the Trustee's Beneficiary shall be entitled to receive the Survivor's Benefit for the number of months in the Payout Period, reduced by the number of months Disability Benefit payments were made to the Trustee. In the event death occurs after the Trustee has received the Disability Benefit provided for in Subsection 5.2 for the entire Payout Period, the Trustee's Beneficiary shall not be entitled to the Survivor's Benefit for any length of time. However, the lump sum payment described in paragraph two (2) of this Subsection 6.1 (a) if approved by the Board of Trustees, and the payment described in Section 6.2, shall still be applicable to such Beneficiary.

          (2) If (i) the total dollar amount of Disability Benefit payments received by the Trustee under Subsection 5.2 is less than the total dollar amount of payments which would have been received had the Survivor's Benefit been paid in lieu of the Disability Benefit which was paid during the Trustee's life, and (ii) Board of Trustee approval is obtained, the Bank shall pay the Trustee's Beneficiary a lump sum payment for the difference. This lump sum payment shall be made within thirty (30) days of the Trustee's death.

     (b) In the event death occurs while the Trustee is (i) in the service of the Bank, (ii) deferring fees pursuant to Section II and (iii) prior to any to any reduction or discontinuance (via an effective filing of a Notice of Adjustment of Deferral Amount) in the level of deferrals reflected in the Trustee's Deferral Agreement, the Trustee's Beneficiary shall be paid the Survivor's Benefit.

     (c) In the event death occurs while the Trustee is (i) in the service of the Bank, (ii) deferring fees pursuant to Section II, and (iii) after any reduction or discontinuance (via an effective filing of a Notice of Adjustment of Deferral Amount) in the level of deferrals reflected in the Trustee's Deferral Agreement, the Trustee's Beneficiary shall be paid a reduced Survivor's Benefit. The amount of such reduced Survivor's Benefit shall be determined by multiplying the monthly payment available as a Survivor's Benefit by a fraction, the numerator of which is equal to the total Board fees actually deferred by the Trustee as of his death, and the denominator of which is equal to the total amount of Board fees which would have been deferred as of his death, if no reduction or discontinuance in the level of deferrals had occurred at any time following execution of the Deferral Agreement and during the Deferral Period.

     (d) In the event the Trustee completes less than One Hundred Percent (100%) of his Projected Deferrals due to any voluntary or involuntary termination other than removal for Cause, the Trustee's Beneficiary shall be paid a reduced Survivor's Benefit. The amount of such reduced Survivor's Benefit shall be determined by multiplying the monthly payment available as a Survivor's Benefit by a fraction, the numerator of which is equal to the total Board fees actually deferred by the Trustee, and the denominator of which is equal to the Trustee's Projected Deferral.

     (e) In the event the Trustee completes One Hundred Percent (100%) of his Projected Deferrals prior to any voluntary or involuntary termination other than removal for Cause, and provided no payments have been made pursuant to Subsection 5.2, the Trustee's Beneficiary shall be paid the Survivor's Benefit.

6.2 Additional Death Benefit - Burial Expense. In addition to the above-described death benefits, upon the Trustee's death, the Trustee's Beneficiary shall be entitled to receive a one-time lump sum death benefit in the amount of Ten Thousand Dollars ($10,000.00). This benefit shall be provided specifically for the purpose of providing payment for burial and/or funeral expenses of the Trustee. Such benefit shall be payable within thirty (30) days of the Trustee's death. The Trustee's Beneficiary shall not be entitled to such benefit if the Trustee is removed for Cause prior to death, or if a similar lump sum death benefit is paid by the Bank to the Beneficiary under another similar plan of the Bank.

                                   SECTION VII
                             BENEFICIARY DESIGNATION

     The Trustee shall make an initial designation of primary and secondary Beneficiaries upon execution of his Deferral Agreement and shall have the right to change such designation, at any subsequent time, by submitting to the Administrator in substantially the form attached as Exhibit A to the Deferral Agreement, a written designation of primary and secondary Beneficiaries. Any Beneficiary designation made subsequent to execution of the Deferral Agreement shall become effective only when receipt thereof is acknowledged in writing by the Administrator.

                                  SECTION VIII
                            TRUSTEE'S RIGHT TO ASSETS

     The rights of the Trustee, any Beneficiary, or any other person claiming through the Trustee under this Plan, shall be solely those of an unsecured general creditor of the Bank. The Trustee, the Beneficiary, or any other person claiming through the Trustee, shall only have the right to receive from the Bank those payments so specified under this Plan. The Trustee agrees that he, his Beneficiary, or any other person claiming through him shall have no rights or interests whatsoever in any asset of the Bank, including any insurance policies or contracts which the Bank may possess or obtain to informally fund this Plan.

     Any asset used or acquired by the Bank in connection with the liabilities it has assumed under this Plan, unless expressly provided herein, shall not be deemed to be held under any trust for the benefit of the Trustee or his Beneficiaries, nor shall any asset be considered security for the performance of the obligations of the Bank. Any such asset shall be and remain, a general, unpledged, and unrestricted asset of the Bank.

                                   SECTION IX
                            RESTRICTIONS UPON FUNDING

     The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Plan. The Trustee, his Beneficiaries or any successor in interest to him shall be and remain simply a general unsecured creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation. The Bank reserves the absolute right in its sole discretion to either purchase assets to meet its obligations undertaken by this Plan or to refrain from the same and to determine the extent, nature, and method of any such asset purchases. Should the Bank decide to purchase assets such as life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such assets at any time, in whole or in part. At no time shall the Trustee be deemed to have any lien, right, title or interest in or to any specific investment or to any assets of the Bank. If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Trustee, then the Trustee shall assist the Bank by freely submitting to a physical examination and by supplying such additional information necessary to obtain such insurance or annuities.

                                    SECTION X
                     ALIENABILITY AND ASSIGNMENT PROHIBITION

     Neither the Trustee nor any Beneficiary under this Plan shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Trustee or his Beneficiary, nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Trustee or any Beneficiary attempts assignment, communication, hypothecation, transfer or disposal of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

                                   SECTION XI
                                 ACT PROVISIONS

11.1 Named Fiduciary and Administrator. The Bank shall be the Named Fiduciary and Administrator (the "Administrator") of this Plan. As Administrator, the Bank shall be responsible for the management, control and administration of the Plan as established herein. The Administrator may delegate to others certain aspects of the management and operational responsibilities of the Plan, including the employment of advisors and the delegation of ministerial duties to qualified individuals.

11.2 Claims Procedure and Arbitration. In the event that benefits under this Plan are not paid to the Trustee (or to his Beneficiary in the case of the Trustee's death) and such claimants feel they are entitled to receive such benefits, then a written claim must be made to the Administrator within sixty (60) days from the date payments are refused. The Administrator shall review the written claim and, if the claim is denied, in whole or in part, they shall provide in writing, within ninety (90) days of receipt of such claim, their specific reasons for such denial, reference to the provisions of this Plan or the Deferral Agreement upon which the denial is based, and any additional material or information necessary to perfect the claim. Such writing by the Administrator shall further indicate the additional steps which must be undertaken by claimants if an additional review of the claim denial is desired.

     If claimants desire a second review, they shall notify the Administrator in writing within sixty (60) days of the first claim denial. Claimants may review this Plan, the Deferral Agreement or any documents relating thereto and submit any issues and comments, in writing, they may feel appropriate. In its sole discretion, the Administrator shall then review the second claim and provide a written decision within sixty (60) days of receipt of such claim. This decision shall state the specific reasons for the decision and shall include reference to specific provisions of this Plan or the Deferral Agreement upon which the decision is based.

     If claimants continue to dispute the benefit denial based upon completed performance of this Plan and the Deferral Agreement or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to mediation, administered by the American Arbitration Association ("AAA") (or a mediator selected by the parties) in accordance with the AAA's Commercial Mediation Rules. If mediation is not successful in resolving the dispute, it shall be settled by arbitration administered by the AAA under its Commercial Arbitration Rules, and judgment on the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

                                   SECTION XII
                                  MISCELLANEOUS

12.1 No Effect on Trusteeship Rights.Nothing contained herein will confer upon the Executive the right to be retained in the service of the Bank nor limit the right of the Bank to discharge or otherwise deal with the Executive without regard to the existence of the Plan. Notwithstanding anything herein contained to the contrary, any payment to the Executive by the Holding Company are subject to and conditioned upon their compliance with
     Section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1828(k), and the regulations promulgated thereunder in 12 C.F.R. Part 359.

12.2 State Law. The Plan is established under, and will be construed according to, the laws of the state of New York.

12.3 Severability and Interpretation of Provisions. In the event that any of the provisions of this Plan or portion thereof, are held to be inoperative or invalid by any court of competent jurisdiction, or in the event that any legislation adopted by any government body having jurisdiction over the Bank would be retroactively applied to invalidate this Plan or any provision hereof or cause the benefits hereunder to be taxable, then: (1) insofar as is reasonable, effect will be given to the intent manifested in the provisions held invalid or inoperative, and (2) the validity and enforceability of the remaining provisions will not be affected thereby. In the event that the intent of any provision shall need to be construed in any manner to avoid taxability, such construction shall be made by the Plan Administrator in a manner that would manifest to the maximum extent possible the original meaning of such provisions.

12.4 Incapacity of Recipient. In the event the Trustee is declared incompetent and a conservator or other person legally charged with the care of his person or Estate is appointed, any benefits under the Plan to which such Trustee is entitled shall be paid to such conservator or other person legally charged with the care of his person or Estate.

12.5 Unclaimed Benefit. The Trustee shall keep the Bank informed of his current address and the current address of his Beneficiaries. If the location of the Trustee is not made known to the Bank within three (3) years after the date on which any payment of the Deferred Compensation Benefit may first be made, payment may be made as though the Trustee had died at the end of the three (3) year period.

12.6 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, no individual acting as an employee or agent of the Bank, or as a member of the Board of Trustees shall be personally liable to the Trustee or any other person for any claim, loss, liability or expense incurred in connection with this Plan.

12.7 Gender. Whenever in this Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

12.8 Effect on Other Corporate Benefit Plans. Nothing contained in this Plan shall affect the right of the Trustee to participate in or be covered by any qualified or non-qualified pension, profit sharing, group, bonus or other supplemental compensation or fringe benefit agreement constituting a part of the Bank's existing or future compensation structure.

12.9 Suicide. Notwithstanding anything to the contrary in this Plan, the benefits otherwise provided herein shall not be payable if the Trustee's death results from suicide, whether sane or insane, within twenty-six(26) months after the execution of his Deferral Agreement. If the Trustee dies during this twenty-six (26) month period due to suicide, the balance of his Elective Contribution Account will be paid to the Trustee's Beneficiary in a single payment. Payment is to be made within thirty (30) days after the Trustee's death is declared a suicide by competent legal authority.

     Credit shall be given to the Bank for payments made prior to determination of suicide.

12.10 Inurement. This Plan shall be binding upon and shall inure to the benefit of the Bank, its successors and assigns, and the Trustee, his successors, heirs, executors, administrators, and Beneficiaries.

12.11 Source of Payments. All payments provided in this Plan shall be timely paid in cash or check from the general funds of the Bank or the assets of the rabbi trust. The Holding Company guarantees payment and provision of all amounts and benefits due to the Trustees and, if such amounts and benefits are not timely paid or provided by the Bank, or the rabbi trust, such amounts and benefits shall be paid or provided by the Holding Company.

12.12 Modification of Benefit Eligibility Date. In the event that a Trustee desires to modify his Benefit Eligibility Date or Payout Period with respect to future Elective Contributions, the Trustee may do so at the time and in the manner that the Trustee is entitled to adjust his Elective Contribution, pursuant to Section IV of the Plan. In the event that a Trustee desires to modify his Benefit Eligibility Date or Payout Period with respect to amounts accrued in his Elective Contribution Account the Trustee may do so, provided, however, that any such modification is made no later than twenty-four (24) months prior to the date of both (i) the Trustee's existing Benefit Eligibility (at the time of such modification) and (ii) the Trustee's Benefit Eligibility Date, as modified.

12.13 Tax Withholding. If applicable, the Bank may withhold from any benefits payable under this Plan all federal, state, city, or other taxes as shall be required pursuant to any law or governmental regulation then in effect.

12.14 Headings. Headings and sub-headings in this Plan are inserted for reference and convenience only and shall not be deemed a part of this Plan.

                                  SECTION XIII
                              AMENDMENT/REVOCATION

     This Plan shall not be amended, modified or revoked at any time, in whole or part, without the mutual written consent of the Trustee and the Bank, and such mutual consent shall be required even if the Trustee is no longer serving the Bank as a member of the Board; provided, however, mutual consent shall not be required if such amendment or modification is required by a regulatory agency having jurisdiction over the Bank or the Holding Company or is necessary to avoid taxation of the benefits payable hereunder prior to their distribution or is desirable or required pursuant to Section 12.3 hereof.

                                   SECTION XIV
                                    EXECUTION

14.1 This Plan sets forth the entire understanding of the parties hereto with respect to the transactions contemplated hereby, and any previous agreements or understandings between the parties hereto regarding the subject matter hereof are merged into and superseded by this Plan.

14.2 This Plan shall be executed in triplicate, each copy of which, when so executed and delivered, shall be an original, but all three copies shall together constitute one and the same instrument.

                            [Signature Page Follows]

IN WITNESS WHEREOF, the Bank has caused this Plan to be executed on the day and date first above written.


ATTEST:                              PATHFINDER  BANK



/s/  Melissa  A.  Miller               By:     /s/ Thomas W. Schneider
------------------------                       -----------------------
Secretary                              Title:     President  and  CEO




ATTEST:                              PATHFINDER  BANCORP,  INC.



/s/  Melissa  A.  Miller               By:     /s/ Thomas W. Schneider
------------------------                       -----------------------
Secretary                              Title:     President  and  CEO




ATTEST:                              PATHFINDER  BANCORP,  MHC



/s/  Melissa  A.  Miller               By:     /s/ Thomas W. Schneider
------------------------                       -----------------------
Secretary                              Title:     President  and  CEO

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                               DEFERRAL AGREEMENT


     I, Steven W. Thomas, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Trustee Deferred Fee Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $750 of my monthly Trustee Fees. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred twenty (120) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $90,000. I understand that this election to defer applies only to fees attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Trustee fees to be deferred or to discontinue deferrals altogether.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $5,356 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Trustee and a duly authorized officer of the Bank.

     Dated  this  31st  day  of  December,  2003.


/s/  Steven  W.  Thomas     /s/  Thomas  Schneider
-----------------------     ----------------------
Trustee                   Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                             BENEFICIARY DESIGNATION


     The Trustee, under the terms of the Pathfinder Bank Deferred Fee Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:           Marianne  Thomas
                                ----------------

SECONDARY  BENEFICIAY:          Brandon  and  Evan  Thomas  equally  per
                                ----------------------------------------
                                stirpes
                                -------

     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:  _________________,  20  ___



/s/  Thomas  Schneider                    /s/  Steven  W.  Thomas
----------------------                    -----------------------
WITNESS                                   TRUSTEE


/s/  James  A.  Dowd
--------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                               DEFERRAL AGREEMENT


     I, L. William Nelson, Jr., and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Trustee Deferred Fee Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent ( _____%) or $750 of my monthly Trustee Fees. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred fourteen (114) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $85,500. I understand that this election to defer applies only to fees attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Trustee fees to be deferred or to discontinue deferrals altogether.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $1,413 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Trustee and a duly authorized officer of the Bank.

     Dated  this  31st  day  of  December,  2003.


/s/  L.  William  Nelson     /s/  Thomas  Schneider
------------------------     ----------------------
Trustee                 Duly  Authorized  Officer  of   Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                             BENEFICIARY DESIGNATION


     The Trustee, under the terms of the Pathfinder Bank Deferred Fee Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:           Loretta  Sue  Nelson
                                --------------------

SECONDARY  BENEFICIAY:          Aimee  L.  Callen,  Wendy  Wheeler,  John  L.
                                ---------------------------------------------
                                Nelson,  equal
                                --------------

     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:  January  20,  2004



/s/  W.  J.  Landers           /s/  L.  William  Nelson
--------------------           ------------------------
WITNESS                        TRUSTEE


/s/  Thomas  Schneider
----------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                               DEFERRAL AGREEMENT


     I, Bruce E. Manwaring, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Trustee Deferred Fee Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $417 of my monthly Trustee Fees. Such deferrals shall commence on January 1, 2004, and shall continue for a period of ninety-one (91) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $37,917. I understand that this election to defer applies only to fees attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Trustee fees to be deferred or to discontinue deferrals altogether.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $582 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Trustee and a duly authorized officer of the Bank.

     Dated  this  31st  day  of  December,  2003.


/s/  Bruce  E.  Manwaring     /s/  Thomas  W.  Schneider
-------------------------     --------------------------
Trustee                  Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                             BENEFICIARY DESIGNATION


     The Trustee, under the terms of the Pathfinder Bank Deferred Fee Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:            Ellen  K.  Manwaring,  Spouse
                                -----------------------------

SECONDARY  BENEFICIAY:          Children  Doug,  Derek,  Mike,  Karin  per
                                ------------------------------------------
                                stirpes
                                -------

This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:  January  20,  2004



/s/  W.  J.  Landers            /s/  Bruce  E.  Manwaring
--------------------            -------------------------
WITNESS                         TRUSTEE


/s/  Thomas  Schneider
----------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                               DEFERRAL AGREEMENT


     I, Chris R. Burritt, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Trustee Deferred Fee Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $750 of my monthly Trustee Fees. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred twenty (120) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $90,000. I understand that this election to defer applies only to fees attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Trustee fees to be deferred or to discontinue deferrals altogether.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $2,858 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Trustee and a duly authorized officer of the Bank.

     Dated  this  31st  day  of  December,  2003.

/s/  Chris  R.  Burritt     /s/  Thomas  Schneider
-----------------------     ----------------------
Trustee                     Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                             BENEFICIARY DESIGNATION


     The Trustee, under the terms of the Pathfinder Bank Deferred Fee Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:         Susan  Burritt
                              --------------

SECONDARY  BENEFICIAY:       My  Children  -  Andrea  Burritt,  Danielle
                            -------------------------------------------
                            Burritt,  Richard  Burritt,  Jennifer  White
                            --------------------------------------------

This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:



/s/  W.  J.  Landers                    /s/  Chris  R.  Burritt
--------------------                    -----------------------
WITNESS                                 TRUSTEE


/s/  Thomas  Schneider
----------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                               DEFERRAL AGREEMENT


     I, Corte J. Spencer, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Trustee Deferred Fee Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent ( _____%) or $750 of my monthly Trustee Fees. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred four (104) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $78,000. I understand that this election to defer applies only to fees attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Trustee fees to be deferred or to discontinue deferrals altogether.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $1,248 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Trustee and a duly authorized officer of the Bank.

     Dated  this  31st  day  of  December,  2003.


/s/  Corte  J.  Spencer     /s/  Thomas  W.  Schneider
-----------------------     --------------------------
Trustee                   Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                             BENEFICIARY DESIGNATION


     The Trustee, under the terms of the Pathfinder Bank Deferred Fee Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:         My  daughters  equally  per  stirpes
                              ------------------------------------
                              Cathleen  S.  Dorr,  Mary  M.  Spencer,  Sara  A.
                              -------------------------------------------------
                               Spencer
                               -------

SECONDARY  BENEFICIARY:
-----------------------


     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:



/s/  W.  J.  Landers            /s/  Corte  J.  Spencer
--------------------            -----------------------
WITNESS                         TRUSTEE


/s/  Thomas  Schneider
----------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.

                                                                       EXHIBIT A

                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                               DEFERRAL AGREEMENT


     I, George P. Joyce, and PATHFINDER BANK hereby agree for good and valuable consideration, the value of which is hereby acknowledged, that I shall participate in the Pathfinder Bank Trustee Deferred Fee Plan (the "Plan"), effective December 31, 2003, as such Plan may now exist or hereafter be amended or modified, and do further agree to the terms and conditions thereof.

     I hereby elect to defer ________ Percent (_____ %) or $750 of my monthly Trustee Fees. Such deferrals shall commence on January 1, 2004, and shall continue for a period of one hundred twenty (120) months, known as the Deferral Period, and will result in a Projected Deferral in the amount of $90,000. I understand that this election to defer applies only to fees attributable to services not yet performed.

     I understand that my election to defer shall continue in accordance with this Deferral Agreement until such time as I submit a "Notice of Adjustment of Deferral" (Exhibit C hereto) to the Administrator, at least fifteen (15) days prior to any January 1st during my Deferral Period. A Notice of Adjustment of Deferral can be used to adjust the amount of Trustee fees to be deferred or to discontinue deferrals altogether.

     In general, I understand that my designated Beneficiary may be entitled to a monthly Survivor's Benefit of $2,457 pursuant to section 6.1 of the Plan and subject to all relevant subsections of the Plan.

     I understand that I will be entitled to a distribution of my deferrals upon attainment of my elected Benefit Age of 70. Distribution will be made in installments over a period of one hundred twenty (120) months.

     I understand that I am entitled to review or obtain a copy of the Plan, at any time, and may do so by contacting the Committee.

     This Deferral Agreement shall become effective upon execution (below) by both the Trustee and a duly authorized officer of the Bank.

     Dated  this  31st  day  of  December,  2003.


/s/  George  Joyce     /s/  Thomas  Schneider
------------------     ----------------------
Trustee                Duly  Authorized  Officer  of  Pathfinder  Bank

                                                                       EXHIBIT B


                                 PATHFINDER BANK
                            TRUSTEE DEFERRED FEE PLAN

                             BENEFICIARY DESIGNATION


     The Trustee, under the terms of the Pathfinder Bank Deferred Fee Plan hereby designates the following Beneficiary to receive any guaranteed payments or death benefits* under such Plan, following his death:


PRIMARY  BENEFICIARY:        Christine  A.  Joyce
                             --------------------


SECONDARY  BENEFICIARY:      Children  equally  per  stirpes  -  George,
                             -------------------------------------------
                              Jennifer,  Kathleen,  Christopher
                              ---------------------------------



     This Beneficiary Designation hereby revokes any prior Beneficiary Designation which may have been in effect.

     Such  Beneficiary  Designation  is  revocable.


DATE:



/s/  W.  J.  Landers            /s/  George  Joyce
--------------------            ------------------
WITNESS                         TRUSTEE


/s/  Thomas  Schneider
----------------------
WITNESS

* I understand and agree that no death benefit in excess of the deferrals made by me (plus earnings thereon) will be paid unless Pathfinder Bank has acquired insurance on my life and such insurance is in place.




EXHIBIT  31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


May  14,  2004         /s/  Thomas  W.  Schneider
--------------        --------------------------
Date                  Thomas  W.  Schneider
                       President  and  Chief  Executive  Officer

EXHIBIT  31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


May  14,  2004       /s/  James  A.  Dowd
--------------       --------------------
Date                James  A.  Dowd
                     Vice  President  and  Chief  Financial  Officer

EXHIBIT  32.1

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2004 and that to the best of his knowledge:

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





May  14,  2004                /s/  Thomas  W.  Schneider
--------------               --------------------------
Date                          Thomas  W.  Schneider
                              President  and  Chief  Executive  Officer


May  14,  2004                /s/  James  A.  Dowd
--------------                --------------------
Date                          James  A.  Dowd
                              Vice  President  and  Chief  Financial  Officer