Form 10-Q
period 2004-06-30
PATHFINDER BANCORP INC
filed 2004-08-16
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                           QUARTER ENDED JUNE 30, 2004

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


                 214  W.  1st  Street
                 Oswego,  New  York                       13126
--------------------------------------------------------------------------------
(Address  of  principal  executive  office)            (Zip  Code)

         Company's telephone number, including area code: (315) 343-0057

                                 Not Applicable
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      X          No  ____
                                       --------

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).      Yes        No   X
                                                    ----------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,448,132 shares of the Company's common stock outstanding as of August 6, 2004.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  1   FINANCIAL  INFORMATION                                      PAGE

Item  1.  Financial  Statements

          Consolidated Statements  of  Condition                      1
          Consolidated  Statements  of  Income                        2 - 3
          Consolidated  Statements  of  Shareholders'  Equity         4
          Consolidated  Statements  of  Cash  Flows                   5
          Notes  to  Consolidated  Financial  Statements              6 - 8

Item  2.  Management's  Discussion  and  Analysis  of  Financial      9 - 16
            Condition  and  Results  of  Operations

Item  3.  Quantitative  and Qualitative Disclosure about Market      17 - 18
            Risk

Item  4.  Control  and  Procedures                                   19

PART  II  OTHER  INFORMATION                                         20 - 21

Item  1.  Legal  proceedings
Item  2.  Change  in  securities,  Use  of  Proceeds  and  Issuer
            Purchases  of  Equity  Securities
Item  3.  Defaults  upon  senior  securities
Item  4.  Submission  of  matters  to  a  vote  of  security  holders
Item  5.  Other  information
Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                          PATHFINDER  BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CONDITION
                               JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                                         June 30,   December 31,
                                                                                           2004         2003
                              ASSETS
----------------------------------------------------------------------------------------------------------------
       (dollars in thousands, except per share data)
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,426   $  5,803
Interest earning deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,083      2,911
----------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .    14,509      8,714
Investment securities, at fair value. . . . . . . . . . . . . . . . . . . . . . . . . .    75,280     57,559
Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .     1,873      2,048
Mortgage loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       665      3,520
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   186,210    188,717
   Less: Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,835      1,715
----------------------------------------------------------------------------------------------------------------
     Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   184,375    187,002

Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,238      6,650
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,491      1,273
Foreclosed real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       305        202
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,840      3,840
Intangible asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       738        850
Bank owned life insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,689      4,493
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,929      1,789
----------------------------------------------------------------------------------------------------------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $299,932   $277,940
================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Deposits:
  Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $215,276   $191,104
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,577     15,790
----------------------------------------------------------------------------------------------------------------
     Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   233,853    206,894
Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,100      2,100
Long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34,260     38,860
Junior subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,155          -
Company obligated mandatorily redeemable preferred securities of subsidiary, Pathfinder
 Statutory Trust I, holding solely junior subordinated debentures of the Company. . . .         -      5,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,489      3,301
----------------------------------------------------------------------------------------------------------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   278,857    256,155

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,935,419 and 2,919,386 shares issued;  and 2,448,132 and 2,432,099
    shares outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .        29         29
   Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,397      7,225
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,262     20,747
   Accumulated other comprehensive (loss) income. . . . . . . . . . . . . . . . . . . .    (1,056)       364
   Unearned ESOP shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (55)       (78)
   Treasury Stock, at cost; 487,287 shares. . . . . . . . . . . . . . . . . . . . . . .    (6,502)    (6,502)
----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,075     21,785
----------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . .  $299,932   $277,940
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                            PATHFINDER  BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         For the three    For the three
                                                          months ended    months ended
                                                         June 30, 2004    June 30, 2003
--------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,981       $3,214
 Debt securities:
   Taxable . . .. . . . . . . . . . . . . . . . . . . . . . .     585          538
   Tax-exempt. .. . . . . . . . . . . . . . . . . . . . . . .      59           59
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . .      35           53
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      22           13
--------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . .   3,682        3,877
--------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .     915          980
  Interest on short-term borrowings . . . . . . . . . . . . .       7            3
  Interest on long-term borrowings. . . . . . . . . . . . . .     474          549
       Total interest expense . . . . . . . . . . . . . . . .   1,396        1,532
--------------------------------------------------------------------------------------------

          Net interest income . . . . . . . . . . . . . . . .   2,286        2,345
  Provision for loan losses . . . . . . . . . . . . . . . . .     107          260
--------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses   2,179        2,085
--------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .     227          216
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .      77           77
  Increase in value of bank owned life insurance. . . . . . .      48           43
  Net gain on sales of securities. . .  . . . . . . . . . . .     330          355
  Net gain on sales of loans/real estate. . . . . . . . . . .      41          136
  Other charges, commissions & fees . . . . . . . . . . . . .     129          147
--------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . .     852          974
--------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .   1,180        1,083
  Building occupancy. . . . . . . . . . . . . . . . . . . . .     257          249
  Data processing expenses. . . . . . . . . . . . . . . . . .     229          218
  Professional and other services . . . . . . . . . . . . . .     182          194
  Amortization of intangible asset. . . . . . . . . . . . . .      56           56
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .     423          540
--------------------------------------------------------------------------------------------
          Total other expenses. . . . . . . . . . . . . . . .   2,327        2,340
--------------------------------------------------------------------------------------------

Income before income taxes. . . . . . . . . . . . . . . . . .     704          719
Provision for income taxes. . . . . . . . . . . . . . . . . .     182          202
--------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $  522       $  517
============================================================================================


     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $ 0.21  $ 0.21
============================================================================================
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $ 0.21  $ 0.21
============================================================================================
     DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . .  $ 0.10  $ 0.10
============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                  PATHFINDER  BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)


                                                                For the six     For the six
                                                                months ended    months ended
                                                               June 30, 2004   June 30, 2003
--------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        5,971  $        6,480
 Debt securities: . . . . . . . . . . . . . . . . . . . . . .
   Taxable . .. . . . . . . . . . . . . . . . . . . . . . . .           1,057           1,145
   Tax-exempt.. . . . . . . . . . . . . . . . . . . . . . . .             107             121
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . .              71             107
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              37              25
--------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . .           7,243           7,878
--------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .           1,767           2,007
  Interest on short-term borrowings . . . . . . . . . . . . .              16               6
  Interest on long-term borrowings. . . . . . . . . . . . . .             970           1,119
--------------------------------------------------------------------------------------------
       Total interest expense . . . . . . . . . . . . . . . .           2,753           3,132
--------------------------------------------------------------------------------------------

          Net interest income . . . . . . . . . . . . . . . .           4,490           4,746
  Provision for loan losses . . . . . . . . . . . . . . . . .             295             366
--------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses           4,195           4,380
--------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .             462             377
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .             118             127
  Increase in value of bank owned life insurance. . . . . . .              96              86
  Net gain on sales of securities.  . . . . . . . . . . . . .             484             521
  Net gain on sales of loans/real estate .. . . . . . . . . .             121             178
  Other charges, commissions & fees . . . . . . . . . . . . .             249             249
--------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . .           1,530           1,538
--------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .           2,383           2,196
  Building occupancy. . . . . . . . . . . . . . . . . . . . .             534             506
  Data processing expenses. . . . . . . . . . . . . . . . . .             454             416
  Professional and other services . . . . . . . . . . . . . .             328             357
  Amortization of intangible asset. . . . . . . . . . . . . .             112             112
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .             766             954
--------------------------------------------------------------------------------------------
          Total other expenses. . . . . . . . . . . . . . . .           4,577           4,541
--------------------------------------------------------------------------------------------

Income before income taxes. . . . . . . . . . . . . . . . . .           1,148           1,377
Provision for income taxes. . . . . . . . . . . . . . . . . .             303             367
--------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $          845  $        1,010
                                                               --------------  --------------


     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $         0.35  $         0.42
                                                               ==============  ==============
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $         0.34  $         0.41
                                                               ==============  ==============
     DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . .  $         0.20  $         0.20
                                                               ==============  ==============

The accompanying notes are an integral part of the consolidated financial statements.


                                               PATHFINDER BANCORP, INC.
                                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                                      (unaudited)

                                                                                     Accumulated
                                                                 Additional            Other  Com- Unearned
                                            Common Stock Issued  Paid  in   Retained  prehensive    ESOP   Treasury
                                               Shares   Amount    Capital   Earnings Income (Loss) Shares   Stock     Total
------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003 . . . . . . . . . .   2,919   $    29   $7,225  $20,747    $   364       $(78)   $(6,502)  $21,785
Comprehensive income
Net income . . . . . . . . . . . . . . . . . .                                 845                                        845
Other comprehensive loss, net of tax
Unrealized net gains on securities . . . . . .                                         (1,420)                         (1,420)
                                                                                                                       _______
Total Comprehensive loss . . . . . . . . . . .                                                                           (575)
ESOP shares earned . . . . . . . . . . . . . .                         47                             23                   70
Stock option exercised . . . . . . . . . . . .      16         0      125                                                 125
Dividends declared ($.20 per share). . . . . .                                (330)                                      (330)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004 . . . . . . . . . . . .   2,935   $    29   $7,397  $21,262  $(1,056)       $(55)    $(6,502)  $21,075
===============================================================================================================================



                                                                                     Accumulated
                                                                 Additional            Other  Com- Unearned
                                            Common Stock Issued  Paid  in   Retained  prehensive    ESOP   Treasury
                                               Shares   Amount    Capital   Earnings Income (Loss) Shares   Stock     Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 . . . . . . . . . .   2,915   $    29   $7,114    $19,746     $281      $(125)   $(3,815)  $23,230
Comprehensive income
Net income . . . . . . . . . . . . . . . .                             . .     1,010                                  $ 1,010
Other comprehensive income, net of tax
Unrealized net gains on securities . . . . . .                                            312                             312
                                                                                                                        -----
Total Comprehensive income . . . . . . . . . .                                                                          1,322
ESOP shares earned . . . . . . . . . . . . . .                        34                              23                   57
Stock option exercised . . . . . . . . . . . .       2        -       15                                                   15
Treasury stock purchased . . . . . . . . . . .                                                               (2,652)   (2,652)
Dividends declared ($.20 per share). . . . . .                                 (484)                                     (484)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003 . . . . . . . . . . . .   2,917   $    29   $7,163    $20,272    $593       $(102)   $(6,467)  $21,488
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                               PATHFINDER BANCORP, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                           June 30    June 30,
                                                            2004        2003
------------------------------------------------------------------------------
(Dollars in thousands)
OPERATING ACTIVITIES:

  Net income . . . . . . . . . . . . . . . . . . . . . .  $    845   $   1,010
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . .       295         366
  ESOP and other stock-based compensation earned . . . .        70          57
  Deferred income tax expense. . . . . . . . . . . . . .        32           -
  Proceeds from sale of loans. . . . . . . . . . . . . .     7,263       6,577
  Originations of loans held-for-sale. . . . . . . . . .    (4,317)     (8,514)
  Net gain on sales of:
    Real estate loans through foreclosure. . . . . . . .       (30)        (86)
    Loans. . . . . . . . . . . . . . . . . . . . . . . .       (91)        (92)
    Available-for-sale investment securities . . . . . .      (484)       (521)
  Depreciation . . . . . . . . . . . . . . . . . . . . .       282         248
  Amortization of intangible . . . . . . . . . . . . . .       112         112
  Amortization of deferred financing costs . . . . . . .        15          15
  Amortization of mortgage servicing rights. . . . . . .        81           -
  Increase in surrender value of life insurance. . . . .       (96)        (86)
  Net amortization of premiums on investment securities.       158          83
  (Increase) decrease in interest receivable . . . . . .      (218)         15
  Net change in other assets and liabilities . . . . . .      (981)        671
--------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . .     2,936        (145)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale .   (28,842)    (22,238)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale . . . . . .     4,906      11,079
  Proceeds from sales:
    Real estate acquired through foreclosure . . . . . .       100         415
    Available-for-sale investment securities . . . . . .     4,350       7,676
  Purchase of life insurance . . . . . . . . . . . . . .    (1,100)          -
  Net decrease (increase) in loans . . . . . . . . . . .     2,159      (4,939)
  Purchase of premises and equipment . . . . . . . . . .      (870)       (750)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . .   (19,297)     (8,757)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits. . . . . . . . . . . . . . . . .    26,595       1,362
  Net increase (decrease) in time deposits . . . . . . .       364      (1,361)
  Payments on long-term borrowings . . . . . . . . . . .    (4,600)          -
  Proceeds from long-term borrowings . . . . . . . . . .         -       5,300
  Proceeds from exercise of stock options. . . . . . . .       125          15
  Cash dividends paid. . . . . . . . . . . . . . . . . .      (328)       (325)
  Treasury stock purchased . . . . . . . . . . . . . . .         -      (2,652)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . .    22,156       2,339
--------------------------------------------------------------------------------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . .     5,795      (6,563)
 Cash and cash equivalents at beginning of period. . . .     8,714      13,740
--------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $ 14,509   $   7,177
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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)  EARNINGS  PER  SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2004 and 2003, using 2,436,878 and 2,416,888 weighted average common shares outstanding for the three months ended, and 2,430,468 and 2,431,556 for the six months ended, respectively. Diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 have been computed using 2,478,570 and 2,463,962 for the three months ended and 2,477,102 and 2,477,236 for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

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

As of December 31, 2003, the stock options previously issued by the Company were fully vested. As such, there was no effect on pro forma net income for 2004. The following table illustrates the effect on net income and earnings per share for the three and six month period ended June 30, 2003, as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, had been applied to the Company's stock-based compensation plan:

                                               For  the  three   For  the  six
                                                Months ended     months ended
                                                June 30, 2003    June 30, 2003
------------------------------------------------------------------------------
(In thousands, except per share data)
Net Income:
As reported. . . . . . . . . . . . . . . . . .  $          517  $        1,010
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect . . . . . . .               7              14
------------------------------------------------------------------------------
Pro forma net income . . . . . . . . . . . . .  $          510  $          996


                     For the three        For the six
                     Months ended         months ended
                      June 30, 2003       June 30, 2003
-------------------------------------------------------

Earnings per share:  Basic   Diluted   Basic   Diluted
-------------------------------------------------------
As reported . . . .  $ 0.21  $   0.21  $ 0.42  $   0.41
Pro forma . . . . .  $ 0.21  $   0.21  $ 0.41  $   0.40


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

(4)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three and six months ended June 30, is as follows:


                               FOR  THE  THREE    FOR  THE  SIX
                                MONTHS  ENDED     MONTHS  ENDED
                                   JUNE  30,        JUNE  30,
                                  2004    2003    2004    2003
---------------------------------------------------------------
(In thousands)
Service cost. . . . . . . . . .  $  43   $  38   $  86   $  76
Interest cost . . . . . . . . .     52      50     104     100
Expected return on plan assets.    (63)    (57)   (126)   (114)
Amortization of net losses. . .     24      26      48      52
---------------------------------------------------------------
Net periodic benefit cost . . .  $  56   $  57   $ 112   $ 114
===============================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $250,000 to its pension plan in 2004. As of June 30, 2004, $128,000 had been contributed to this pension plan. The Company presently anticipates contributing an additional $64,000 to fund its pension plan in 2004. The reduction in the anticipated contribution resulted from a reduction in the plan's accrual formula effective May 1, 2004.

(5)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $1.0 million balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of June 30, 2004.

(6)  COMPREHENSIVE  INCOME

The components of other comprehensive (loss) income and related tax effects for the three and six month period ended June 30, 2004 and 2003 are as follows:

                                        For  the  three     For  the  six
                                         Months ended        months ended
                                          June 30,              June 30,
                                          2004     2003      2004     2003
----------------------------------------------------------------------------
(In thousands)
Gross change in unrealized gains on
  securities available for sale. . . .  $(2,388)  $1,110   $(1,882)  $1,047
Reclassification adjustment for gains
  included in net income . . . . . . .     (330)    (355)     (484)    (521)
----------------------------------------------------------------------------
                                         (2,718)     755    (2,366)     526
Tax effect . . . . . . . . . . . . . .    1,087     (305)      946     (214)
----------------------------------------------------------------------------
Net of tax amount. . . . . . . . . . .  $(1,631)  $  450   $(1,420)  $  312
============================================================================

(7)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $998,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

(8)  NEW  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). Pathfinder Statutory Trust I qualifies as a variable interest entity under FIN 46. Pathfinder Statutory Trust I issued mandatorily redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. Pathfinder Statutory Trust I holds, as it sole asset, subordinated debentures issued by the Company.
FIN 46 required the Company to deconsolidate Pathfinder Statutory Trust I from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $5,155,000 and reduce the mandatory redeemable preferred securities line item by $5,000,000, which represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiary of $155,000, which had previously been eliminated in consolidation, is now reported in "Other assets". For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. Pathfinder Statutory Trust I is not included in the consolidated financial statements for the period ended June 30, 2004. At June 30, 2004, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the M.D.&A held 64.7% of the Company's common stock and the public held 35.3%.

The following discussion reviews the Company's financial condition at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and June 30, 2003.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at June 30, 2004, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

RESULTS  OF  OPERATIONS

Net income for the second quarter of 2004 was $522,000 as compared to net income of $517,000 for the same quarter in 2003. Basic earnings per share was $0.21 per share for the quarters ended June 30, 2004 and 2003. The return on average assets and return on shareholders' equity were 0.69% and 9.85%, respectively, for the three months ended June 30, 2004, compared with 0.73% and 9.71%, respectively, for the three months ended June 30, 2003. During the second quarter of 2004 when compared to the second quarter of 2003, provision for loan losses and other expenses decreased $153,000 and $13,000, respectively, partially offset by decreases in net interest income and other income of $59,000 and $122,000, respectively. Management expects continued margin compression to challenge earnings growth over the near term.

For the six months ended June 30, 2004, net income was $845,000, a decrease of $165,000, or 16%, as compared to net income of $1.0 million in 2003. The decrease in net income was primarily a result of a decline in net interest income of $256,000, partially offset by declines in provisions for loan losses and income taxes. Basic earnings per share decreased to $0.35 per share for the six months ended June 30, 2004 from $0.42 for the same period in 2003. The return on average assets and return on shareholders' equity were 0.57% and 7.79%, respectively for the six months ended June 30, 2004, compared with 0.72% and 9.56% for the same period in 2003.

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin ratio result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis, remained consistent at $2.3 million for the three months ended June 30, 2004, as compared to the same period during 2003. The Company's net interest margin ratio for the second quarter of 2004 decreased to 3.34% from 3.74% when compared to the same quarter in 2003. The decline in net interest income is attributable to lower market interest rates which decreased earning asset yields to 5.36% from 6.16% when compared to the same period during 2003. Average interest-earning assets increased 9% to $276.7 million at June 30, 2004 as compared to $253.1 million at June 30, 2003. The increase in average earning assets is primarily attributable to a $16.4 million increase in investment securities, a $6.5 million increase in interest-earning deposits and a $669,000 increase in loans receivable. Average interest-bearing liabilities increased $20.9 million, while the cost of funds decreased 41 basis points to 2.15% from 2.56% for the same period in 2003. The increase in the average balance of interest-bearing liabilities resulted primarily from a $24.2 million growth in average deposits, offset by a $3.4 million decrease in borrowed funds. The growth in deposits was primarily in money management accounts and resulted from the Company's focus on attracting new municipal deposit customers.

For the six months ended June 30, 2004, net interest income, on a tax-equivalent basis, decreased $254,000, or 5%, as compared to the same period during 2003. Net interest margin decreased 46 basis points, to 3.39% at June 30, 2004 from 3.85% at June 30, 2003. Average interest-earning assets increased 8% to $268.0 million at June 30, 2004 as compared to $249.2 million at June 30, 2003, while the yield on interest earning assets declined 92 basis points to
5.44%  from  6.36%  for  the  comparable  periods.   The  increase  in  average
earning assets is primarily attributable to a $10.7 million increase in investment securities, a $5.0 million increase in interest-earning deposits and a $3.1 million increase in loans receivable. Average interest-bearing liabilities increased $15.6 million, while the cost of funds decreased 47 basis points to 2.19% from 2.66% for the same period in 2003. The increase in the average balance of interest-bearing liabilities resulted primarily from a $13.1 million growth in average deposits and a $2.6 million increase in borrowed funds. The growth in deposits was primarily in money management accounts and resulted primarily from the Company's focus on attracting new municipal deposit customers.

INTEREST  INCOME

Total interest income for the quarter ended June 30, 2004 decreased $195,000, or 5%, to $3.7 million from $3.9 million at the quarter ended June 30, 2003. Average loans increased $669,000, with yields declining 52 basis points to 6.37% for the second quarter of 2004. Average commercial loans increased $3.7 million, and experienced a decline in the average tax-equivalent yield of 41 basis points, to 5.87% from 6.28%, in 2003. The decrease in the yield on commercial loans was affected, in part, by the offering of short-term notes to municipalities beginning in 2003. The average balance of loans to municipal entities was $3.0 million, having a tax-equivalent yield of 2.94%. The Company's residential mortgage loan portfolio decreased $4.0 million, or 3%, when comparing the second quarter of 2004 to the same period in 2003. The average yield on the residential mortgage loan portfolio decreased 54 basis points to 6.07% in 2004 from 6.61% in 2003. New loans were originated at lower rates than in the prior period and a large volume of existing mortgages had their rates modified downward or were refinanced at lower rates. An increase in the average balance of consumer loans of $1.4 million, or 9%, resulted from an increase in home equity loans. The average yield declined 105 basis points, to 6.76% from 7.81% in 2003.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2004 increased by $16.4 million, compared to the same period a year ago, with an increase in tax-equivalent interest income from investments of $30,000, or 4%, compared to 2003. The average tax-equivalent yield of the portfolio declined 10 basis points, to 3.55% from 3.65%. The increase in the average balance of investment securities is reflective of the expanded deposit growth with local municipalities.

Total interest income for the six months ended June 30, 2004 decreased $635,000, or 8%, when compared to the six months ended June 30, 2003. Average loans increased $3.1 million, with yields declining 65 basis points to 6.33% from 6.98%. Average commercial loans increased $3.7 million, while the yield decreased to 5.39% from 6.47% at June 30, 2003.

For the six months ended June 30, 2004, tax-equivalent interest income from investment securities decreased $145,000, or 10%, compared to the same period in 2003. The average tax-equivalent yield of the portfolio declined 114 basis points, to 3.62% from 4.76% and was offset by a $10.7 million increase in the average balance of investment securities.

INTEREST  EXPENSE

For the three months ended June 30, 2004, total interest expense decreased $136,000, or 9%, to $1.4 million from $1.5 million for the same quarter in 2003. Interest expense on deposits decreased $65,000, or 7%, as lower interest rates favorably impacted the average rate paid on deposits, reducing it 36 basis points to 1.69% in 2004 from 2.04% in 2003. The decrease in the cost of deposits was partially offset by an increase in the average deposit balance to $216.4 million in 2004, from $192.1 million for the same period in 2003. In addition to the decrease in the cost of deposits, interest expense on borrowings also decreased by $71,000, or 13%, from the prior period.

For the six months ended June 30, 2004, interest expense decreased $379,000, or 12%, to $2.8 million from $3.1 million for the same period in 2003. This decrease was partially offset by a $13.1 million increase in the average balance of deposits and a $2.6 million increase in borrowed funds. Deposit expense for the comparable periods declined $240,000, or 12%, as the average rate on deposits decreased 37 basis points, to 1.71% from 2.08%. Interest expense on borrowings declined 92 basis points to 4.38% from 5.30%.

PROVISION  FOR  LOAN  LOSSES

The provision for loans losses was $107,000 for the second quarter of 2004 as compared to $260,000 for the same period in 2003. The decrease in the provision for the quarter primarily resulted from a decrease in commercial charge-offs for the period. Non-performing loans totaled $3.0 million at June 30, 2004 and December 31, 2003. Allowance for loan losses, as a percentage of loans, increased slightly to 0.99% at June 30, 2004 compared to 0.91% as December 31, 2003.

For the six months ended June 30, 2004, the provision for loan losses was $295,000 as compared to $366,000 for the same period in 2003.

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                    2004     2003       Change        2004    2003      Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts. . . . . . . .  $ 227  $ 216  $    11     5.1%  $  462  $   377  $ 85    22.5%
Loan servicing fees. . . . . . . . . . . . . . . .     77     77        -     0.0%     118      127    (9)   -7.1%
Increase in value of bank owned life insurance . .     48     43        5    11.6%      96       86    10    11.6%
Net gains on sale of loans/foreclosed real estate.     41    136      (95)  -69.9%     121      178   (57)  -32.0%
Other operating income . . . . . . . . . . . . . .    129    147      (18)  -12.2%     249      249     -     0.0%
------------------------------------------------------------------------------------------------------------------
Core noninterest income. . . . . . . . . . . . . .    522    619      (97)  -15.7%   1,046    1,017    29     2.9%
Net gain on sales of securities. . . . . . . . . .    330    355      (25)   -7.1%     484      521   (37)   -7.1%
------------------------------------------------------------------------------------------------------------------
Total other income . . . . . . . . . . . . . . . .  $ 852  $ 974  $  (122)  -12.5%  $1,530  $ 1,538  $ (8)   -0.5%
==================================================================================================================

For the three months ended June 30, 2004, core noninterest income decreased $97,000, or 16%, when compared with the three months ended June 30, 2003, primarily due to a reduction in net gains on foreclosed real estate resulting from the sale of a significant foreclosed real estate property in the second quarter of 2003. The decrease in other operating income was associated with the reduction in volume of investment services in comparable quarters. Income on service charges on deposit accounts increased as the number of deposit accounts increased, combined with an increase in income generated from the new consumer overdraft protection program.

For the six months ended June 30, 2004, core noninterest income increased primarily due to increased income generated on deposit accounts as new services were introduced and consulting fees associated with those new services was eliminated. This increase was offset by a decrease in net gains on sale of foreclosed real estate.

The decrease in net gains on sales of investment securities for the three and six months ended June 30, 2004, was the result of gains associated with the sale of corporate debt securities in 2003.

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the quarters indicated:


                                       Three Months Ended June 30,        Six Months Ended June 30,
                                     2004    2003    Change               2004     2003       Change
------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Salaries and employee benefits . .  $1,180  $1,083  $    97     8.96%  $2,383  $ 2,196  $ 187     8.52%
Building occupancy . . . . . . . .     257     249        8     3.21%     534      506     28     5.53%
Data processing. . . . . . . . . .     229     218       11     5.05%     454      416     38     9.13%
Professional and other services. .     182     194      (12)   -6.19%     328      357    (29)   -8.12%
Amortization of intangible assets.      56      56        -     0.00%     112      112      -     0.00%
Other operating. . . . . . . . . .     423     540     (117)  -21.67%     766      954   (188)  -19.71%
------------------------------------------------------------------------------------------------------
Total noninterest expense. . . . .  $2,327  $2,340  $   (13)   -0.56%  $4,577  $ 4,541  $  36     0.79%
=======================================================================================================

Total noninterest expense remained relatively consistent for the three and six months ended June 30, 2004 and 2003. The decrease in professional and other services and other operating expenses primarily resulted from operational costs associated with a foreclosed real estate property in 2003 and personnel realignment expenses in 2003, not recurring in 2004. The increase in salaries and employee benefits resulted from increased pension and health insurance costs and overall personnel costs due to increased staffing. The Company had 110 full time equivalent employees at June 30, 2004 compared to 104 at June 30, 2003. Building occupancy expense increases primarily resulted from depreciation expenses associated with the new Fulton branch which opened in August of 2003. The increase in data processing charges was due to depreciation expense resulting from system hardware and software acquisitions, increased ATM servicing charges and check processing charges incurred by the Commercial Bank.

INCOME  TAX  EXPENSE

Income taxes decreased $20,000 for the quarter ended June 30, 2004 as compared to the same period in 2003, which was primarily attributable to a decrease in the Company's pre-tax income. For the six months ended June 30, 2004, income taxes decreased $64,000 when compared to the same period in 2003 which was primarily attributable to a decrease in the Company's pre-tax income. The effective tax rate for the first six months of 2004 was 26.4%, compared to 26.7% for the year ended December 31, 2003.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $22.0 million, or 8%, to $299.9 million at June 30, 2004, from $277.9 million at December 31, 2003. The increase in total assets was primarily the result of an increase in investment securities of $17.7 million, or 31%, a $5.8 million, or 67%, increase in cash and cash equivalents and a $3.3 million, or 53%, increase in other assets. These increases were partially offset by a decrease in net loans of $2.6 million, or 1%. The growth in investment securities was primarily funded by the increase in municipal deposits. The increase in cash and cash equivalents was primarily the result of the increased deposit levels and loans sales to the secondary market. The excess liquidity is expected to be invested primarily in the commercial real estate portfolio and investment securities. The increase in other assets was due to a $1.1 million purchase of life insurance policies relating to the new executives and directors deferred compensation plan which was effective December 31, 2003.

LIABILITIES

Total liabilities increased $22.7 million, or 9%, to $278.9 million at June 30, 2004 from $256.2 million at December 31, 2003. The increase in liabilities is primarily due to a $24.2 million growth in interest-bearing deposits, a $4.6 million decrease in long-term borrowings and a $2.8 million growth in noninterest-bearing deposits. The growth in deposits primarily resulted from the Company's focus on attracting new municipal deposit customers.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                      For  the  Period  Ending
                                                  June  30, December  31,  June  30,
                                                    2004       2003        2003
-----------------------------------------------------------------------------------
(Dollars in thousands)

Nonaccrual loans:
Commercial. . . . . . . . . . . . . . . . . . . .  $1,876     $1,677      $  144
Consumer. . . . . . . . . . . . . . . . . . . . .     152        172         129
Real estate -  Construction . . . . . . . . . . .       0        270           0
               Mortgage .       . . . . . . . . .     986        873         999
-----------------------------------------------------------------------------------
Total nonaccrual loans. . . . . . . . . . . . . .   3,014      2,992       1,272
Loans past due 90 days or more and still accruing       0          0           0
-----------------------------------------------------------------------------------
Total non-performing loans. . . . . . . . . . . .   3,014      2,992       1,272
Foreclosed real estate. . . . . . . . . . . . . .     305        202       1,582
-----------------------------------------------------------------------------------
Total non-performing assets . . . . . . . . . . .   3,319      3,194       2,854
-----------------------------------------------------------------------------------
Non-performing loans to total loans . . . . . . .    1.61%      1.59%       0.67%
Non-performing assets to total assets . . . . . .    1.11%      1.15%       1.01%
-----------------------------------------------------------------------------------

Total nonperforming loans at June 30, 2004 were $3.0 million, or 1.61%, of total loans as compared to $3.0 million, or 1.59%, of total loans at December 31, 2003. Foreclosed real estate increased to $305,000 at June 30, 2004 compared to $202,000 at December 31, 2003. Nonperforming loans continue to be addressed primarily through foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at June 30, 2004 was $1.8 million, or 0.99% of period end loans, compared to $1.7 million, or 0.91% of period end loans, at December 31, 2003. The increase as a percentage of loans is primarily the result of the decline in gross loans.

CAPITAL

Shareholders' equity decreased $710,000, or 3%, to $21.0 million at June 30, 2004. The decrease in shareholders' equity primarily resulted from a $1.4 million increase in accumulated other comprehensive loss, offset by a $515,000 increase in retained earnings and a $172,000 increase in additional paid in capital The Company added $845,000 to retained earnings through net income and returned $330,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, waived the dividend for the quarter ended June 30, 2004. (See Footnote 5).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2004, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2004, management believes that liquidity as measured by the Company is in compliance with its policy guidelines.

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

During the past three years, the Federal Reserve lowered interest rates thirteen times by a total of 550 basis points. These interest rate reductions have caused significant repricing of the bank's interest-earning assets and interest-bearing liabilities. Efforts have been made to shorten the repricing duration of its rate sensitive assets by purchasing investment securities with maturities within the next 3 to 5 years and promoting portfolio ARM (adjustable rate mortgage) and hybrid ARM products. In addition, the Company has extended the duration of its rate sensitive liabilities by lengthening the maturities of its existing borrowings and offering certificates of deposit with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the instrument to the then prevailing rate for the certificate of deposit with the same term.

In June of 2004, the Federal Reserve raised their key interest rate one quarter of one percent for the first time in four years. An additional 25 basis point increase was announced by the Federal Reserve in early August. Management anticipates that the Federal Reserve will continue to raise its target interest rate over the foreseeable future. Management will continue to seek to minimize any reduction in net interest income in a period of rising interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At June 30, 2004, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $39.3 million, representing a cumulative one-year gap ratio of a negative 13.07%.

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


Change in    NPV
Interest   Capital   Earnings    Value
Rates       Ratio     at Risk   as Risk
---------  --------  ---------  --------
300 . . .     7.14%    -12.97%   -33.23%
200 . . .     8.13%     -8.51%   -21.88%
100 . . .     9.08%     -4.12%   -10.37%
0             9.87%      ----      ----
-100. . .    10.14%      1.68%     4.96%

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

Not  applicable

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------------------

Not  applicable

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

The Company's Meeting of Shareholders was held on April 28, 2004. The following are the items voted on and the results of the shareholder voting:

1. The election of Corte J. Spencer, Janette Resnick and Steven W. Thomas to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified.

          Name                      For               Withheld

     Corte  J.  Spencer          2,134,262              916
     Janette  Resnick            2,134,395              783
     Steven  W.  Thomas          2,134,262              916

     Set forth below are the names of the other directors of the Company and their terms of office.


          Name               Term  Expires
     Chris  C.  Gagas            2005
     Thomas  W.  Schneider       2005
     Chris  R.  Burritt          2005
     Raymond  W.  Jung           2005
     Bruce  Manwaring            2006
     L.  William  Nelson         2006
     George  P.  Joyce           2006

2. The ratification of the appointment of Beard Miller Company LLP as auditors for the Company.

                              For        Against     Abstain
     Number  of  Votes     2,134,095       633         450

ITEM  5  -  OTHER  INFORMATION
------------------------------

On June 30, 2004, the Board of Directors declared a $.10 cash dividend to shareholders of record as of June 30, 2004, payable on July 15, 2004.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

(a)

Exhibit  No.          Description
------------          -----------

10.1 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer
10.2 Employment Agreement between the Bank and Edward Mervine, Vice- President and General Counsel
31.1 Rule  13a-14(a)  /  15d-14(a)  Certification of the Chief Executive Officer
31.2 Rule  13a-14(a)  /  15d-14(a)  Certification of the Chief Financial Officer
32.1 Section  1350  Certification  of  the  Chief  Executive and Chief Financial
     Officer


(b)     Reports  on  Form  8-K

     The Company has two Current Reports on Form 8-K during the second quarter of the fiscal year ended June 30, 2004 dated April 28, and June 30, 2004 reporting press releases relating to the first quarter earnings release and the announcement of the second quarter cash dividends, respectively.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     PATHFINDER  BANCORP,  INC.
     --------------------------



August 16, 2004          /s/  Thomas  W.  Schneider
---------------------------------------------------------------
Date:                    Thomas  W.  Schneider
                         President,  Chief  Executive  Officer


August 16, 2004         /s/  James  A.  Dowd
---------------------------------------------------------------
Date:                    James  A.  Dowd
                         Vice  President,  Chief  Financial  Officer

                                                            EXHIBIT 10.1

                            PATHFINDER BANCORP, INC.
                                 PATHFINDER BANK
                              EMPLOYMENT AGREEMENT


     This Agreement is made effective as of the 28th day of June, 2004, by and between Pathfinder Bank (the "Bank"), a New York chartered stock savings bank, with its principal administrative office at 214 West First Street, Oswego, New York 13126-2547, jointly with Pathfinder Bancorp, Inc, the sole stockholder of the Bank, and Thomas W. Schneider (the "Executive"). Any reference to "Company" herein shall mean Pathfinder Bancorp, Inc. or any successor thereto. Any reference to "Employer" herein shall mean both the Bank and the Company or any successors thereto

     WHEREAS, the Employer wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Employer on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.     POSITION  AND  RESPONSIBILITIES

     During the period of his employment hereunder, Executive agrees to serve as President and Chief Executive Officer of the Bank and as President and Chief Executive Officer of the Company. During said period, Executive also agrees to serve, if elected, as an officer and director of the Bank, the Company and of any subsidiary or affiliate of the Employer. Failure to reelect Executive as President and Chief Executive Officer of the Bank and the Company without the consent of the Executive during the term of this Agreement shall constitute a breach of this Agreement.

2.     TERMS  AND  DUTIES

     (a) The period of Executive's employment under this Agreement shall begin as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement, and continuing at each anniversary date thereafter, the Agreement shall renew for an additional year such that the remaining term shall be three (3) years unless written notice is provided to Executive, at least ten (10) days and not more than thirty (30) days prior to any such anniversary date, that his employment shall cease at the end of thirty-six (36) months following such anniversary date. Prior to each notice period for non-renewal, the disinterested members of the Board of Directors of the Bank ("Board") will conduct a comprehensive performance evaluation and review of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Employer; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

     (c) During the period of his employment hereunder, if Executive's term as a director of the Bank or the Company expires, the Employer shall nominate Executive to be re-elected to the Board of Directors of the Bank and the Company. If re-elected by shareholders, Executive shall serve as director.

3.     COMPENSATION  AND  REIMBURSEMENT

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Section 2(b). The Bank shall pay Executive as compensation a salary of not less than $185,000 per year ("Base Salary"). Such Base Salary shall be payable biweekly. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than December 31, 2004. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

     (b) The Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection
          (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan of the Bank in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement.

     (c)  In  addition  to the Base Salary provided for by paragraph (a) of this
          Section 3, the Employer shall pay or reimburse Executive for all reasonable travel and other reasonable expenses incurred by Executive performing his obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

     (d)  Compensation  and reimbursement to be paid pursuant to paragraphs (a),
          (b) and (c) of this Section 3 shall be paid by the Bank and the Company, respectively on a pro rata basis based upon the amount of service the Executive devotes to the Bank and Company, respectively.

4.     PAYMENTS  TO  EXECUTIVE  UPON  AN  EVENT  OF  TERMINATION

     The provisions of this Section shall in all respects be subject to the terms and conditions stated in Sections 8 and 15.

     (a) The provisions of this Section shall apply upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank or the Company of Executive's full-time employment hereunder for any reason other than,
          (A) Disability or Retirement as defined in Section 6 below, (B) a Change in Control, as defined in Section 5(a) hereof, or (C)
          Termination for Cause as defined in Section 7 hereof; or (ii) Executive's resignation from the Bank's or the Company's employ, upon any (A) failure to elect or reelect or to appoint or reappoint Executive as President and Chief Executive Officer, (B) material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Section 1, above, (C) a relocation of Executive's principal place of employment by more than 30 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to the Executive from those being provided as of the effective date of this Agreement, (D) liquidation or dissolution of the Bank or Company other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of Executive, (E) failure of the Employer to nominate Executive to be elected or re-elected as a director of the Bank or the Company, or (F) breach of this Agreement by the Bank or the Company. Upon the occurrence of any event described in clauses (ii)(A), (B), (C), (D),
          (E) or (F), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon sixty (60) days prior written notice given within a reasonable period of time not to exceed four calendar months after the initial event giving rise to said right to elect. Notwithstanding the preceding sentence, in the event of a continuing breach of this Agreement by the Employer, the Executive, after giving due notice within the prescribed time frame of an initial event specified above, shall not waive any of his rights solely under this Agreement and this Section 4 by virtue of the fact that Executive has submitted his resignation but has remained in the employment of the Employer and is engaged in good faith discussions to resolve any occurrence of an event described in clauses
          (A),  (B),  (C),  (D),  (E)  and  (F)  above.

     (b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in Section 8, the Employer shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to three (3) times the sum of (i) Base Salary and (ii) the highest rate of bonus awarded to the Executive during the prior three years, , provided, however, that if the Employer is not in compliance with its minimum capital requirements or if such payments would cause the Employer's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Employer is in capital compliance. At the election of the Executive, which election is to be made on an annual basis during the month of January, and which election is irrevocable for the year in which made and upon the occurrence of an Event of Termination, such payments shall be made in a lump sum or paid monthly during the remaining term of the Agreement following the Executive's termination. In the event that no election is made, payment to the Executive will be made on a monthly basis during the remaining term of the Agreement. Such payments shall not be reduced in the event the Executive obtains other employment following termination of employment.

     (c) Notwithstanding the provisions of Sections 4(a) and (b), and in the event that there has not been a Change in Control as defined in
          Section 5(a) nor an Event of Termination, as defined in Section 4(a), upon the voluntary termination by the Executive upon giving sixty days notice to the Employer (which itself shall not be deemed to constitute an "Event of Termination" as defined), the Employer, at the discretion of the Board of Directors, shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a severance payment in an amount to be determined by the Board of Directors at the time of such voluntary termination by the Executive. Such severance payment shall not exceed three (3) times the average of the three preceding years' Base Salary, including bonuses and any other cash compensation paid to the Executive during such years, and the amount of any benefits received pursuant to any employee benefit plans, on behalf of the Executive, maintained by the Employer during such years; provided, however, that if the Employer is not in compliance with its minimum capital requirements or if such payments would cause the Employer's capital to be reduced below its minimum capital requirements, such payments shall be deferred ---- until such time as the Employer is in capital compliance, and provided further, that in no event shall total severance compensation from all sources exceed three times the Executive's Base Salary for the immediately preceding year. At the election of the Executive, which election is to be made on an annual basis during the month of January, and which election is irrevocable for the year in which made and upon the Executive's voluntary termination, any payments shall be made in a lump sum or paid monthly during the remaining term of the Agreement following the Executive's termination. In the event that no election is made, any payment to the Executive will be made on a monthly basis during the remaining term of the agreement. Such payments shall not be reduced in the event the Executive obtains other employment following termination of employment.

     (d) Upon the occurrence of an Event of Termination, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Employer for Executive prior to his termination, provided that such benefits shall not be provided in the event they should constitute an unsafe or unsound banking practice relating to executive compensation and employment contracts pursuant to applicable regulations, as is now or hereafter in effect. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

     (e) Upon the occurrence of an Event of Termination, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (f) Upon the occurrence of an Event of Termination, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to the Supplemental Executive Retirement Plan of the Bank or Company.

     (g) Upon the occurrence of an Event of Termination, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

5.     CHANGE  IN  CONTROL

     (a) No benefit shall be payable under this Section 5 unless there shall have been a Change in Control of the Bank or Company. For purposes of this Agreement, a "Change in Control" of the Bank or Company shall mean a change in control of a nature that (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners Loan Act, as amended, and applicable rules and regulations promulgated thereunder, as in effect at the time of the Change in Control (collectively, the "HOLA"); or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of Company's outstanding securities except for any securities purchased by the Employer's employee stock ownership plan or trust; or (b) individuals who constitute the Company's Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or Company is not the surviving institution occurs; or
          (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations or financial institutions, and as a result such proxy solicitation a plan of reorganization, merger consolidation or similar transaction involving the Company is approved by the requisite vote of the Company's stockholders; or (e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything to the contrary herein, a "Change in Control" of the Bank or the Company shall not be deemed to have occurred in the event of a conversion of Pathfinder Bancorp, MHC to stock holding company form.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d), (e), (f), (g) and (h) of this Section 5 upon his subsequent termination of employment at any time during the term of this Agreement, regardless of whether such termination results from (i) his resignation or (ii) his dismissal upon the Change in Control.

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Employer shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the greater of the payments due for the remaining term of the Agreement or 2.99 times the average of the five preceding years' Base Salary, including bonuses and any other cash compensation paid to the Executive during such years, and the amount of any contributions made to any employee benefit plans, on behalf of the Executive, maintained by the Employer during such years, (hereinafter referred to as "Payment". Such Payment shall be made by the Employer on the Date of Termination. At the election of the Executive, which election shall be made on an annual basis during the month of January, and which election is irrevocable for the year in which made and upon the occurrence of a Change in Control, such Payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment of the Payment to the Executive will be made pro-rata on a monthly basis during the remaining term of the Agreement.

     (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Employer for Executive prior to his severance. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (f) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to the Supplemental Executive Retirement Plan of the Bank or Company.

     (g) Upon the occurrence of a Change in Control, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

     (h) Notwithstanding the preceding paragraphs of this Section 5, in the event that:

          (i) the aggregate payments or benefits to be made or afforded to Executive under said paragraphs (the "Termination Benefits") would be deemed to include an "excess parachute payment" under
               Section 280G of the Internal Revenue Code or any successor thereto, and

          (ii) if such Termination Benefits were reduced to an amount (the "Non-Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to the total amount of payments permissible under Section 280G of the Internal Revenue Code or any successor thereto, then the Termination Benefits to be paid to Executive shall be so reduced so as to be a Non-Triggering Amount.

     (i) Notwithstanding the foregoing, there will be no reduction in the Payment otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

     (j) Any Payment made to Executive pursuant to this Agreement or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1818(k) and any applicable regulations promulgated thereunder.

     (k) The Executive shall not be entitled to immediately receive Payment pursuant to this Section 5 if the Employer is not in compliance with its minimum capital requirements or if such Payment would cause the Employer's capital to be reduced below its minimum capital requirements. In such event, Payment shall be deferred until such times as the Employer is in capital compliance and provided further, that in such event the Payment shall not exceed three times the Executive's Base Salary for the immediately preceding year.

6.     TERMINATION  UPON  RETIREMENT  OR  DISABILITY

     Termination by the Employer of the Executive based on "Retirement" shall mean termination in accordance with the Employer's retirement policy or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Employer and other plans to which Executive is a party.

     In the event Executive is unable to perform his duties under this Agreement on a full-time basis for a period of six (6) consecutive months by reason of illness or other physical or mental disability, the Employer may terminate this Agreement, provided that the Employer shall continue to be obligated to pay the Executive his Base Salary for one year, and provided further that any amounts actually paid to Executive pursuant to any disability insurance or other similar such program which the Employer has provided or may provide on behalf of its employees or pursuant to any workman's or social security disability program shall not reduce the compensation to be paid to the Executive pursuant to this paragraph.

     In the event of Executive's death during the term of the Agreement, his estate, legal representatives or named beneficiaries (as directed by Executive in writing) shall be paid Executive's Base Salary as defined in Paragraph 3(a) at the rate in effect at the time Executive's death for the remaining term of the Agreement.

7.     TERMINATION  FOR  CAUSE

     The term "Termination for Cause" shall mean termination because of the Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the financial services industry. For purposes of this paragraph, no act or failure to act on the part of Executive shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Employer. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Boards of Directors of the Company and the Bank at a meeting of said Boards called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Boards), finding that in the good faith opinion of the Boards, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause. Any unexercised stock options granted to Executive under any stock option plan of the Bank, the Company or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 8 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

8.     NOTICE

     (a) Any purported termination by the Employer or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

     (b) "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Employer will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue Executive as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement, provided such dispute is resolved within nine months after the Date of Termination specified in the Notice or Termination; notwithstanding the foregoing no compensation or benefits shall be paid to Executive in the event the Executive is Terminated for Cause. In the event that such Termination for Cause is found to have been wrongful or such dispute is otherwise decided in Executive's favor, the Executive shall be entitled to receive all compensation and benefits which accrued for up to a period of nine months after the Termination for Cause. If such dispute is not resolved within such nine- month period, the Employer shall not be obligated, upon final resolution of such dispute, to pay Executive compensation and other payments accruing more than nine months from the Date of the Termination specified in the Notice of Termination. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

9.     POST-TERMINATION  OBLIGATIONS

     (a) All payments and benefits to Executive under this Agreement shall be subject to Executive's compliance with paragraph (b) of this Section 9 during the term of this Agreement and for one (1) full year after the expiration or termination hereof.

     (b) Executive shall, upon reasonable notice, furnish such information and assistance to the Bank as may reasonably be required by the Bank in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

     (c) The Employer's obligation to tender the payment of Payment and Termination Benefits pursuant to Sections 4 and 5 hereof shall be conditioned upon the Executive's prior written resignations from membership in the Boards of Directors of the Bank and the Company.

10.     NON-COMPETITION

     (a)  Upon  any  termination of Executive's employment hereunder pursuant to
          Section 4(c) hereof, Executive agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination, except as agreed to pursuant to a resolution duly adopted by the Board. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 10(a) agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Employer and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Employer. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Employer or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Employer, and Executive may disclose any information regarding the Bank or the Company which is otherwise publicly available. In the event of a breach or threatened breach by the Executive of the Provisions of this Section 10, the Employer will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Employer or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Employer from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

11.     SOURCE  OF  PAYMENTS

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees payment and provision of all amounts and benefits due hereunder to Executive and, if such amounts and benefits due from the Bank are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

12.     EFFECT  ON  PRIOR  AGREEMENTS  AND  EXISTING  BENEFITS  PLANS

     (a) This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Employer or any predecessor of the Employer and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

     (b) In the event that the provisions of this Agreement are in conflict with the provisions of the Bank's or the Company's Stock Option Plan, Supplemental Executive Retirement Plan, or Recognition and Retention Plan (or any such restricted stock plan in effect) in which Executive participates, this Agreement shall govern; provided further, however, that this Agreement shall not supercede provisions that specifically received prior approval by vote of shareholders of the Company.

13.     NO  ATTACHMENT

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive and the Employer and their respective successors and assigns.

14.     MODIFICATION  AND  WAIVER

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

15.     REQUIRED  PROVISIONS

     (a) The Employer may terminate the Executive's employment at any time, but any termination by the Employer, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 7 hereinabove.

     (b) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Employer's affairs by a notice served under Section 8(e)(3) (12 U.S.C. 1818(e)(3)) or

          8(g) (12 U.S.C. 1818(g)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Employer's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Employer may in its discretion (i) pay the Executive all or part of the compensation withheld while their Agreement obligations were suspended and (ii) reinstate (in whole or in part) any of the obligations which were suspended.

     (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Employer's affairs by an order issued under Section 8(e) (12 U.S.C. 1818(e)) or 8(g) (12 U.S.C. 1818(g)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, all obligations of the Employer under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Employer is in default as defined in Section 3(x) (12 U.S.C. 1813(x)(1)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, all obligations of the Employer under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

     (e) All obligations of the Employer under this Agreement shall be terminated, except to the extent determined that continuation of the Agreement is necessary for the continued operation of the institution,
          (i) by the Federal Deposit Insurance Corporation ("FDIC"), at the time FDIC enters into an agreement to provide assistance to or on behalf of the Employer under the authority contained in Section 13(c) (12) U.S.C. 1823(c)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989; or (ii) when the Employer is determined by the FDIC to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

16.     SEVERABILITY

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.     HEADINGS  FOR  REFERENCE  ONLY

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.     GOVERNING  LAW

     This Agreement shall be governed by the laws of the State of New York, but only to the extent not superseded by federal law.

19.     ARBITRATION

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.     PAYMENT  OF  LEGAL  FEES

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Employer, provided that the dispute or interpretation has been settled by Executive and the Employer or resolved in the Executive's favor.

21.     INDEMNIFICATION

     The Employer shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify
Executive (and his heirs, executors and administrators) to the fullest extent permitted under federal law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been a director or officer of the Employer (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements (such settlements must be approved by the Boards of Directors of the Employer). If such action, suit or proceeding is brought against Executive in his capacity as an officer or director of the Employer, however, such indemnification shall not extend to matters as to which Executive is finally adjudged to be liable for willful misconduct in the performance of his duties. No Indemnification shall be paid that would violate 12 U.S.C. 1828(K) or any regulations promulgated thereunder.

22.     SUCCESSOR  TO  THE  EMPLOYER

     The Employer shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Employer's obligations under this Agreement, in the same manner and to the same extent that the Employer would be required to perform if no such succession or assignment had taken place.

                                   SIGNATURES


     IN WITNESS WHEREOF, the Employer has caused this Agreement to be executed and its seal to be affixed hereunto by its duly authorized officer, and Executive has signed this Agreement, on the day and date first above written.

ATTEST:                              PATHFINDER  BANK


/s/ Melissa A. Miller                By: /s/ Janette Resnick
________________________             ___________________________
Secretary                            Janette  Resnick
                                     Chairman


ATTEST:                              PATHFINDER  BANCORP,  INC.


/s/ Melissa A. Miller                By: /s/ Janette Resnick
________________________             ___________________________
Secretary                            Janette  Resnick
                                     Chairman


WITNESS:                              EXECUTIVE


/s/ Tonya Crisafulli                  By:  /s/ Thomas W. Schneider
_________________________             ____________________________
                                      Thomas  W.  Schneider

                                                                   EXHIBIT 10.2
                            PATHFINDER BANCORP, INC.
                                 PATHFINDER BANK
                              EMPLOYMENT AGREEMENT


     This Agreement is made effective as of the 28th day of June, 2004, by and between Pathfinder Bank (the "Bank"), a New York chartered stock savings bank, with its principal administrative office at 214 West First Street, Oswego, New York 13126-2547, jointly with Pathfinder Bancorp, Inc, the sole stockholder of the Bank, and Edward A. Mervine (the "Executive"). Any reference to "Company" herein shall mean Pathfinder Bancorp, Inc. or any successor thereto. Any reference to "Employer" herein shall mean both the Bank and the Company or any successors thereto

     WHEREAS, the Employer wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Employer on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.     POSITION  AND  RESPONSIBILITIES

     During the period of his employment hereunder, Executive agrees to serve as Vice-President and General Counsel of the Bank and as President and Vice-President and General Counsel of the Company. During said period, Executive also agrees to serve, if elected, as an officer and director of the Bank, the Company and of any subsidiary or affiliate of the Employer. Failure to reelect Executive as Vice-President and General Counsel of the Bank and the Company without the consent of the Executive during the term of this Agreement shall constitute a breach of this Agreement.

2.     TERMS  AND  DUTIES

     (a) The period of Executive's employment under this Agreement shall begin as of the date first above written and shall continue for a period of thirty-six (36) full calendar months thereafter. Commencing on the first anniversary date of this Agreement, and continuing at each anniversary date thereafter, the Agreement shall renew for an additional year such that the remaining term shall be three (3) years unless written notice is provided to Executive, at least ten (10) days and not more than thirty (30) days prior to any such anniversary date, that his employment shall cease at the end of thirty-six (36) months following such anniversary date. Prior to each notice period for non-renewal, the disinterested members of the Board of Directors of the Bank ("Board") will conduct a comprehensive performance evaluation and review of the Executive for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the legal needs of the Employer; provided, however, that, Executive, , hold any offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement. Moreover, the Executive may continue to practice law independently of his employment provided (1) said practice does not routinely require in excess of 10 hours per week of the executive's time and (2) does not present a conflict of interest to the Bank unless said conflict is waived by the Bank or Employer.

3.     COMPENSATION  AND  REIMBURSEMENT

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Section 2(b). The Bank shall pay Executive as compensation a salary of not less than $115,500per year ("Base Salary"). Such Base Salary shall be payable biweekly. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually. Such review shall be conducted by a Committee designated by the Board, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Bank shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to permanent full-time employees of the Bank.

     (b) The Bank will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Bank will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. Without limiting the generality of the foregoing provisions of this Subsection
          (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plans, medical coverage or any other employee benefit plan or arrangement made available by the Bank in the future to its senior executives and key management employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan of the Bank in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement.

     (c)  In  addition  to the Base Salary provided for by paragraph (a) of this
          Section 3, the Employer shall pay or reimburse Executive for all reasonable travel and other reasonable expenses incurred by Executive performing his obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

     (d)  Compensation  and reimbursement to be paid pursuant to paragraphs (a),
          (b) and (c) of this Section 3 shall be paid by the Bank and the Company, respectively on a pro rata basis based upon the amount of service the Executive devotes to the Bank and Company, respectively.

4.     PAYMENTS  TO  EXECUTIVE  UPON  AN  EVENT  OF  TERMINATION

     The provisions of this Section shall in all respects be subject to the terms and conditions stated in Sections 8 and 15.

     (a) The provisions of this Section shall apply upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Bank or the Company of Executive's full-time employment hereunder for any reason other than,
          (A) Disability or Retirement as defined in Section 6 below, (B) a Change in Control, as defined in Section 5(a) hereof, or (C)
          Termination for Cause as defined in Section 7 hereof; or (ii) Executive's resignation from the Bank's or the Company's employ, upon any (A) failure to elect or reelect or to appoint or reappoint Executive as Vice-President and General Counsel, (B) material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Section 1, above, (C) a relocation of Executive's principal place of employment by more than 30 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to the Executive from those being provided as of the effective date of this Agreement, (D) liquidation or dissolution of the Bank or Company other than liquidations or dissolutions that are caused by reorganizations that do not affect the status of Executive, (E, or (E) breach of this Agreement by the Bank. Upon the occurrence of any event described in clauses (ii)(A), (B),
          (C), (D), or (E), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon sixty (60) days prior written notice given within a reasonable period of time not to exceed four calendar months after the initial event giving rise to said right to elect. Notwithstanding the preceding sentence, in the event of a continuing breach of this Agreement by the Employer, the Executive, after giving due notice within the prescribed time frame of an initial event specified above, shall not waive any of his rights solely under this Agreement and this Section 4 by virtue of the fact that Executive has submitted his resignation but has remained in the employment of the Employer and is engaged in good faith discussions to resolve any occurrence of an event described in clauses
          (A),  (B),  (C),  (D),  ()  and  (E)  above.

     (b) Upon the occurrence of an Event of Termination, on the Date of Termination, as defined in Section 8, the Employer shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to three (3) times the sum of (i) Base Salary and (ii) the highest rate of bonus awarded to the Executive during the prior three years, , provided, however, that if the Employer is not in compliance with its minimum capital requirements or if such payments would cause the Employer's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Employer is in capital compliance. At the election of the Executive, which election is to be made on an annual basis during the month of January, and which election is irrevocable for the year in which made and upon the occurrence of an Event of Termination, such payments shall be made in a lump sum or paid monthly during the remaining term of the Agreement following the Executive's termination. In the event that no election is made, payment to the Executive will be made on a monthly basis during the remaining term of the Agreement. Such payments shall not be reduced in the event the Executive obtains other employment following termination of employment.

     (c) Notwithstanding the provisions of Sections 4(a) and (b), and in the event that there has not been a Change in Control as defined in
          Section 5(a) nor an Event of Termination, as defined in Section 4(a), upon the voluntary termination by the Executive upon giving sixty days notice to the Employer (which itself shall not be deemed to constitute an "Event of Termination" as defined), the Employer, at the discretion of the Board of Directors, shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, a severance payment in an amount to be determined by the Board of Directors at the time of such voluntary termination by the Executive. Such severance payment shall not exceed three (3) times the average of the three preceding years' Base Salary, including bonuses and any other cash compensation paid to the Executive during such years, and the amount of any benefits received pursuant to any employee benefit plans, on behalf of the Executive, maintained by the Employer during such years; provided, however, that if the Employer is not in compliance with its minimum capital requirements or if such payments would cause the Employer's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Employer is in capital compliance, and provided further, that in no event shall total severance compensation from all sources exceed three times the Executive's Base Salary for the immediately preceding year. At the election of the Executive, which election is to be made on an annual basis during the month of January, and which election is irrevocable for the year in which made and upon the Executive's voluntary termination, any payments shall be made in a lump sum or paid monthly during the remaining term of the Agreement following the Executive's termination. In the event that no election is made, any payment to the Executive will be made on a monthly basis during the remaining term of the agreement. Such payments shall not be reduced in the event the Executive obtains other employment following termination of employment.

     (d) Upon the occurrence of an Event of Termination, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Employer for Executive prior to his termination, provided that such benefits shall not be provided in the event they should constitute an unsafe or unsound banking practice relating to executive compensation and employment contracts pursuant to applicable regulations, as is now or hereafter in effect. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

     (e) Upon the occurrence of an Event of Termination, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (f) Upon the occurrence of an Event of Termination, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to Supplemental Executive Retirement Plan of the Bank or Company applicable to him, if any

     (g) Upon the occurrence of an Event of Termination, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

5.     CHANGE  IN  CONTROL

     (a) No benefit shall be payable under this Section 5 unless there shall have been a Change in Control of the Bank or Company. For purposes of this Agreement, a "Change in Control" of the Bank or Company shall mean a change in control of a nature that (i) would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners Loan Act, as amended, and applicable rules and regulations promulgated thereunder, as in effect at the time of the Change in Control (collectively, the "HOLA"); or (iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of Company's outstanding securities except for any securities purchased by the Employer's employee stock ownership plan or trust; or (b) individuals who constitute the Company's Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or Company is not the surviving institution occurs; or
          (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations or financial institutions, and as a result such proxy solicitation a plan of reorganization, merger consolidation or similar transaction involving the Company is approved by the requisite vote of the Company's stockholders; or (e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything to the contrary herein, a "Change in Control" of the Bank or the Company shall not be deemed to have occurred in the event of a conversion of Pathfinder Bancorp, MHC to stock holding company form.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d), (e), (f), (g) and (h) of this Section 5 upon his subsequent termination of employment at any time during the term of this Agreement, regardless of whether such termination results from (i) his resignation or (ii) his dismissal upon the Change in Control.

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Employer shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the greater of the payments due for the remaining term of the Agreement or 2.99 times the average of the five preceding years' Base Salary, including bonuses and any other cash compensation paid to the Executive during such years, and the amount of any contributions made to any employee benefit plans, on behalf of the Executive, maintained by the Employer during such years, (hereinafter referred to as "Payment". Such Payment shall be made by the Employer on the Date of Termination. At the election of the Executive, which election shall be made on an annual basis during the month of January, and which election is irrevocable for the year in which made and upon the occurrence of a Change in Control, such Payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment of the Payment to the Executive will be made pro-rata on a monthly basis during the remaining term of the Agreement.
     (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Employer for Executive prior to his severance. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (f) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to Supplemental Executive Retirement Plan of the Bank or Company , applicable to him, if any.

     (g) Upon the occurrence of a Change in Control, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

     (h) Notwithstanding the preceding paragraphs of this Section 5, in the event that:

          (i) the aggregate payments or benefits to be made or afforded to Executive under said paragraphs (the "Termination Benefits") would be deemed to include an "excess parachute payment" under
               Section 280G of the Internal Revenue Code or any successor thereto, and

          (ii) if such Termination Benefits were reduced to an amount (the "Non-Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to the total amount of payments permissible under Section 280G of the Internal Revenue Code or any successor thereto, then the Termination Benefits to be paid to Executive shall be so reduced so as to be a Non-Triggering Amount.

     (i) Notwithstanding the foregoing, there will be no reduction in the Payment otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

     (j) Any Payment made to Executive pursuant to this Agreement or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1818(k) and any applicable regulations promulgated thereunder.

     (k) The Executive shall not be entitled to immediately receive Payment pursuant to this Section 5 if the Employer is not in compliance with its minimum capital requirements or if such Payment would cause the Employer's capital to be reduced below its minimum capital requirements. In such event, Payment shall be deferred until such times as the Employer is in capital compliance and provided further, that in such event the Payment shall not exceed three times the Executive's Base Salary for the immediately preceding year.

6.     TERMINATION  UPON  RETIREMENT  OR  DISABILITY

     Termination by the Employer of the Executive based on "Retirement" shall mean termination in accordance with the Employer's retirement policy or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Employer and other plans to which Executive is a party.

     In the event Executive is unable to perform his duties under this Agreement on a full-time basis for a period of six (6) consecutive months by reason of illness or other physical or mental disability, the Employer may terminate this Agreement, provided that the Employer shall continue to be obligated to pay the Executive his Base Salary for one year, and provided further that any amounts actually paid to Executive pursuant to any disability insurance or other similar such program which the Employer has provided or may provide on behalf of its employees or pursuant to any workman's or social security disability program shall not reduce the compensation to be paid to the Executive pursuant to this paragraph.

     In the event of Executive's death during the term of the Agreement, his estate, legal representatives or named beneficiaries (as directed by Executive in writing) shall be paid Executive's Base Salary as defined in Paragraph 3(a) at the rate in effect at the time Executive's death for the remaining term of the Agreement.

7.     TERMINATION  FOR  CAUSE

     The term "Termination for Cause" shall mean termination because of the Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the financial services industry. For purposes of this paragraph, no act or failure to act on the part of Executive shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Employer. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Boards of Directors of the Company and the Bank at a meeting of said Boards called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Boards), finding that in the good faith opinion of the Boards, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. The Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause. Any unexercised stock options granted to Executive under any stock option plan of the Bank, the Company or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 8 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

8.     NOTICE

     (a) Any purported termination by the Employer or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

     (b) "Date of Termination" shall mean the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Employer will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue Executive as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement, provided such dispute is resolved within nine months after the Date of Termination specified in the Notice or Termination; notwithstanding the foregoing no compensation or benefits shall be paid to Executive in the event the Executive is Terminated for Cause. In the event that such Termination for Cause is found to have been wrongful or such dispute is otherwise decided in Executive's favor, the Executive shall be entitled to receive all compensation and benefits which accrued for up to a period of nine months after the Termination for Cause. If such dispute is not resolved within such nine- month period, the Employer shall not be obligated, upon final resolution of such dispute, to pay Executive compensation and other payments accruing more than nine months from the Date of the Termination specified in the Notice of Termination. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

9.     POST-TERMINATION  OBLIGATIONS

     (a) All payments and benefits to Executive under this Agreement shall be subject to Executive's compliance with paragraph (b) of this Section 9 during the term of this Agreement and for one (1) full year after the expiration or termination hereof.

     (b) Executive shall, upon reasonable notice, furnish such information and assistance to the Bank as may reasonably be required by the Bank in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become, a party.

10.     NON-COMPETITION

     (a)  Upon  any  termination of Executive's employment hereunder pursuant to
          Section 4(c) hereof, Executive agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Bank and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination, except as agreed to pursuant to a resolution duly adopted by the Board. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Executive's breach of this Subsection 10(a) agree that in the event of any such breach by Executive, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Employer and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Employer. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Employer or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Employer, and Executive may disclose any information regarding the Bank or the Company which is otherwise publicly available. In the event of a breach or threatened breach by the Executive of the Provisions of this Section 10, the Employer will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Employer or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Employer from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Executive.

11.     SOURCE  OF  PAYMENTS

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees payment and provision of all amounts and benefits due hereunder to Executive and, if such amounts and benefits due from the Bank are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

12.     EFFECT  ON  PRIOR  AGREEMENTS  AND  EXISTING  BENEFITS  PLANS

     (a) This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Employer or any predecessor of the Employer and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

     (b) In the event that the provisions of this Agreement are in conflict with the provisions of the Bank's or the Company's Stock Option Plan, Supplemental Executive Retirement Plan, or Recognition and Retention Plan (or any such restricted stock plan in effect) in which Executive participates, this Agreement shall govern; provided further, however, that this Agreement shall not supercede provisions that specifically received prior approval by vote of shareholders of the Company.

13.     NO  ATTACHMENT

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect.

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive and the Employer and their respective successors and assigns.

14.     MODIFICATION  AND  WAIVER

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

15.     REQUIRED  PROVISIONS

     (a) The Employer may terminate the Executive's employment at any time, but any termination by the Employer, other than Termination for Cause, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 7 hereinabove.

     (b) If the Executive is suspended from office and/or temporarily prohibited from participating in the conduct of the Employer's affairs by a notice served under Section 8(e)(3) (12 U.S.C. 1818(e)(3)) or 8(g) (12 U.S.C. 1818(g)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or if the Executive is suspended ffrom the practice of law the Employer's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, or if the Executive's suspension to practice is reversed, the Employer may in its discretion
          (i) pay the Executive all or part of the compensation withheld while their Agreement obligations were suspended and (ii) reinstate (in whole or in part) any of the obligations which were suspended.

     (c) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Employer's affairs by an order issued under Section 8(e) (12 U.S.C. 1818(e)) or 8(g) (12 U.S.C. 1818(g)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or if the Executive is disbarred from the practice of law, all obligations of the Employer under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Employer is in default as defined in Section 3(x) (12 U.S.C. 1813(x)(1)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, all obligations of the Employer under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the contracting parties.

     (e) All obligations of the Employer under this Agreement shall be terminated, except to the extent determined that continuation of the Agreement is necessary for the continued operation of the institution,
          (i) by the Federal Deposit Insurance Corporation ("FDIC"), at the time FDIC enters into an agreement to provide assistance to or on behalf of the Employer under the authority contained in Section 13(c) (12) U.S.C. 1823(c)) of the Federal Deposit Insurance Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989; or (ii) when the Employer is determined by the FDIC to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

16.     SEVERABILITY

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

17.     HEADINGS  FOR  REFERENCE  ONLY

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

18.     GOVERNING  LAW

     This Agreement shall be governed by the laws of the State of New York, but only to the extent not superseded by federal law.

19.     ARBITRATION

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

20.     PAYMENT  OF  LEGAL  FEES

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Employer, provided that the dispute or interpretation has been settled by Executive and the Employer or resolved in the Executive's favor.

21.     INDEMNIFICATION

     The Employer shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify
Executive (and his heirs, executors and administrators) to the fullest extent permitted under federal law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved by reason of his having been an officer of the Employer (whether or not he continues to be an officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgments, court costs and attorneys' fees and the cost of reasonable settlements (such settlements must be approved by the Boards of Directors of the Employer). If such action, suit or proceeding is brought against Executive in his capacity as an officer of the Employer, however, such indemnification shall not extend to matters as to which Executive is finally adjudged to be liable for willful misconduct in the performance of his duties. No Indemnification shall be paid that would violate 12 U.S.C. 1828(K) or any regulations promulgated thereunder.

22.     SUCCESSOR  TO  THE  EMPLOYER

     The Employer shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Employer's obligations under this Agreement, in the same manner and to the same extent that the Employer would be required to perform if no such succession or assignment had taken place.

                                   SIGNATURES


     IN WITNESS WHEREOF, the Employer has caused this Agreement to be executed and its seal to be affixed hereunto by its duly authorized officer, and Executive has signed this Agreement, on the day and date first above written.

ATTEST:                              PATHFINDER  BANK


/s/ Melissa A. Miller               By: /s/ Thomas W. Schneider
_________________________          ___________________________________
Secretary                          Thomas  W.  Schneider
                                   President  and  Chief  Executive  Officer


ATTEST:                              PATHFINDER  BANCORP,  INC.



/s/ Melissa A. Miller              By: /s/ Thomas W. Schneider
_________________________          ___________________________________
Secretary                          Thomas  W.  Schneider
                                   President  and  Chief  Executive  Officer


WITNESS:                              EXECUTIVE


Karen Moskal                       By: /s/ Edward A. Mervine
_________________________          ___________________________________
                                   Edward  A.Mervine

                                                           EXHIBIT  31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Thomas W. Schneider, President and Chief Executive Officer, certify that:

1. I have reviewed the June 30, 2004 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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


August 16, 2004               /s/  Thomas  W.  Schneider
________________              ____________________________
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

1. I have reviewed the June 30, 2004 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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


August 16, 2004               /s/  James  A.  Dowd
___________________           ___________________________________
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

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2004 and that to the best of his knowledge:

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





August 16,  2004              /s/  Thomas  W.  Schneider
___________________           ___________________________________
Date                          Thomas  W.  Schneider
                              President  and  Chief  Executive  Officer


August 16,   2004            /s/  James  A.  Dowd
___________________          ___________________________________
Date                         James  A.  Dowd
                             Vice  President  and  Chief  Financial  Officer