Form 10-Q
period 2004-09-30
PATHFINDER BANCORP INC
filed 2004-11-15
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2004

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


                 214  W.  1st  Street                    13126
                 Oswego,  New  York
------------------------------------------------------------------
(Address  of  principal  executive  office)            (Zip  Code)


         Company's telephone number, including area code: (315) 343-0057


                                 Not Applicable
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,448,132 shares of the Company's common stock outstanding as of November 5, 2004.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  1     FINANCIAL  INFORMATION                                      PAGE

     Item  1.Financial  Statements

             Consolidated  Statements  of  Condition                     1
             Consolidated  Statements  of  Income                        2-3
             Consolidated  Statements  of  Shareholders'  Equity         4
             Consolidated  Statements  of  Cash  Flows                   5
             Notes  to  Consolidated  Financial  Statements              6-9

     Item  2.Management's  Discussion  and  Analysis  of  Financial      10-17
              Condition  and  Results  of  Operations

     Item  3.Quantitative  and  Qualitative  Disclosure  about  Market   18-19
              Risk

     Item  4.Control  and  Procedures                                    20

PART  II     OTHER  INFORMATION                                          21

             Item  1. Legal  proceedings
             Item  2. Unregistered  Sales  of  Equity Securities and Use
                      of Proceeds
             Item  3. Defaults  upon  senior  securities
             Item  4. Submission  of  matters  to  a  vote  of  security holders
             Item  5. Other  information
             Item  6. Exhibits

SIGNATURES

                                                    PATHFINDER  BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF CONDITION
                                       SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                                                               September 30,        December 31,
ASSETS                                                                                             2004                 2003
--------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands except per share data)
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                9,665   $       5,803
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   6,764           2,911
--------------------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .                  16,429           8,714
Investment securities, at fair value . . . . . . . . . . . . . . . . . . . . . . . . . .                  74,989          57,559
Federal Home Loan Bank stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .                   1,768           2,048
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,235           3,520
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 187,788         188,717
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,887           1,715
--------------------------------------------------------------------------------------------------------------------------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 185,901         187,002

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7,196           6,650
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,505           1,273
Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     247             202
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,840           3,840
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     683             850
Bank owned life insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,737           4,493
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,499           1,789
--------------------------------------------------------------------------------------------------------------------------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              303,029   $     277,940
                                                                                          =======================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Deposits:
  Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              218,576   $     191,104
  Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  18,155          15,790
--------------------------------------------------------------------------------------------------------------------------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 236,731         206,894
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       0           2,100
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  35,360          38,860
Junior subordinated debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,155               -
Company obligated mandatorily redeemable preferred securities of subsidiary, Pathfinder
 Statutory Trust I, holding solely junior subordinated debentures of the Company . . . .                       -           5,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,830           3,301
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 281,076         256,155

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,935,419 and 2,919,386 shares issued;  and 2,448,132 and 2,432,099
    shares outstanding, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .                      29              29
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7,415           7,225
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21,372          20,747
   Accumulated other comprehensive (loss) income . . . . . . . . . . . . . . . . . . . .                    (317)            364
   Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (44)            (78)
   Treasury Stock, at cost; 487,287 shares . . . . . . . . . . . . . . . . . . . . . . .                  (6,502)         (6,502)
--------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21,953          21,785
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . .  $              303,029   $     277,940
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                       PATHFINDER  BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)


                                                                  For the three        For the three
                                                                  months ended         months ended
                                                               September 30, 2004   September 30, 2003
-------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             2,898  $             3,167
 Debt securities:
Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . .                  580                  426
Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . . . .                   63                   54
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . .                   36                   28
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   18                    2
-------------------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . .                3,595                3,677

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .                  920                  884
  Interest on short-term borrowings . . . . . . . . . . . . .                    1                   15
  Interest on long-term borrowings. . . . . . . . . . . . . .                  471                  529
-------------------------------------------------------------------------------------------------------
       Total interest expense . . . . . . . . . . . . . . . .                1,392                1,428
-------------------------------------------------------------------------------------------------------

          Net interest income . . . . . . . . . . . . . . . .                2,203                2,249
  Provision for loan losses . . . . . . . . . . . . . . . . .                  112                  126
-------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                2,091                2,123
-------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .                  251                  213
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .                   66                   62
  Increase in value of bank owned life insurance. . . . . . .                   48                   57
  Net gain on sales of securities . . . . . . . . . . . . . .                   85                    2
  Net gain on sales of loans/real estate. . . . . . . . . . .                  128                  153
  Other charges, commissions & fees . . . . . . . . . . . . .                  137                  114
-------------------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . .                  715                  601
-------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .                1,201                1,107
  Building occupancy. . . . . . . . . . . . . . . . . . . . .                  255                  249
  Data processing expenses. . . . . . . . . . . . . . . . . .                  249                  221
  Professional and other services . . . . . . . . . . . . . .                  165                  223
  Amortization of intangible asset. . . . . . . . . . . . . .                   55                   55
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .                  395                  419
-------------------------------------------------------------------------------------------------------
          Total other expenses. . . . . . . . . . . . . . . .                2,320                2,274
-------------------------------------------------------------------------------------------------------

Income before income taxes. . . . . . . . . . . . . . . . . .                  486                  450
Provision for income taxes. . . . . . . . . . . . . . . . . .                  126                  117
-------------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $               360  $               333
=======================================================================================================

     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $              0.15  $              0.14
                                                               ===================  ===================
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $              0.15  $              0.14
                                                               ===================  ===================
     DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . .  $              0.10  $              0.10
                                                               ===================  ===================

The accompanying notes are an integral part of the consolidated financial statements.


                                       PATHFINDER  BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)


                                                                  For the three        For the three
                                                                  months ended         months ended
                                                               September 30, 2004   September 30, 2003
-------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

INTEREST INCOME:
 Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             8,869  $             9,647
 Debt securities:
Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,637                1,572
Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . . . .                  170                  174
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . .                  107                  135
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   55                   27
-------------------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . .               10,838               11,555

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . .                2,687                2,891
  Interest on short-term borrowings . . . . . . . . . . . . .                   17                   25
  Interest on long-term borrowings. . . . . . . . . . . . . .                1,441                1,644
-------------------------------------------------------------------------------------------------------
       Total interest expense . . . . . . . . . . . . . . . .                4,145                4,560
-------------------------------------------------------------------------------------------------------

          Net interest income . . . . . . . . . . . . . . . .                6,693                6,995
  Provision for loan losses . . . . . . . . . . . . . . . . .                  407                  492
-------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                6,286                6,503
-------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . .                  713                  590
  Loan servicing fees . . . . . . . . . . . . . . . . . . . .                  184                  189
  Increase in value of bank owned life insurance. . . . . . .                  144                  142
  Net gain on sales of securities . . . . . . . . . . . . . .                  569                  523
  Net gain on sales of loans and foreclosed real estate . . .                  249                  332
  Other charges, commissions & fees . . . . . . . . . . . . .                  386                  363
-------------------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . .                2,245                2,139
-------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . .                3,584                3,303
  Building occupancy. . . . . . . . . . . . . . . . . . . . .                  789                  755
  Data processing expenses. . . . . . . . . . . . . . . . . .                  703                  637
  Professional and other services . . . . . . . . . . . . . .                  493                  580
  Amortization of intangible asset. . . . . . . . . . . . . .                  167                  168
  Other expenses. . . . . . . . . . . . . . . . . . . . . . .                1,161                1,373
-------------------------------------------------------------------------------------------------------
          Total other expenses. . . . . . . . . . . . . . . .                6,897                6,816
-------------------------------------------------------------------------------------------------------

Income before income taxes. . . . . . . . . . . . . . . . . .                1,634                1,826
Provision for income taxes. . . . . . . . . . . . . . . . . .                  429                  484
-------------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $             1,205  $             1,342
=======================================================================================================

     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . .  $              0.50  $              0.55
                                                               ===================  ===================
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . .  $              0.49  $              0.54
                                                               ===================  ===================
     DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . .  $              0.30  $              0.30
                                                               ===================  ===================

The accompanying notes are an integral part of the consolidated financial statements.


                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (unaudited)
                                                                                     Accumulated
                                                           Additional                 Other Com-
                                                             Paid in     Retained     prehensive
                                       Shares     Amount     Capital     Earnings     Income (Loss)
----------------------------------------------------------------------------------------------------
(Dollars  in  thousands,  except  per  share  data)

BALANCE, DECEMBER 31, 2003. . . . . . .  2,919     $29       $7,225       $20,747       $ 364
Comprehensive income
Net income. . . . . . . . . . . . . .                                    .  1,205
Other comprehensive income, net of tax
Unrealized net losses on securities .                                                .   (681)
Total Comprehensive income
ESOP shares earned. . . . . . .                      . . . .     65
Stock option exercised. . . . . . . . .     16       0          125
Dividends declared ($.3025 per share) .                                      (580)
----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004 . . . . . .  2,935     $29       $7,415       $21,372       $(317)
====================================================================================================


                                        Unearned
                                          ESOP    Treasury
                                          Shares   Stock     Total
-------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003. . . . . . .  $  (78)  $(6,502)  $21,785
Comprehensive income
Net income. . . . . . . . . . . . . .                     .   1,205
Other comprehensive income, net of tax
Unrealized net losses on securities .                     .   (681)
                                                              -----
Total Comprehensive income                                     524
ESOP shares earned. . . . . . . . . . .      34                 99
Stock option exercised. . . . . . . . .                        125
Dividends declared ($.3025 per share) .                       (580)
-------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004 . . . . . .  $  (44)  $(6,502)  $21,953
===================================================================



                            PATHFINDER BANCORP, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (unaudited)
                                                                                     Accumulated
                                                           Additional                 Other Com-
                                                             Paid in     Retained     prehensive
                                       Shares     Amount     Capital     Earnings     Income (Loss)
----------------------------------------------------------------------------------------------------
(Dollars  in  thousands,  except  per  share  data)

BALANCE, DECEMBER 31, 2002. . . . . . .  2,915     $29       $7,114       $19,746       $ 281
Comprehensive income
Net income. . . . . . . . . . . . . .                                    .  1,342
Other comprehensive income (loss) net of tax
Unrealized net losses on securities .                                                .    (95)
Total Comprehensive income
ESOP shares earned. . . . . . .                      . . . .     53
Stock option exercised. . . . . . . . .      4       0           27
Treasury stock purchased
Dividends declared ($.30 per share) .                                        (567)
----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003   . . . . .  2,919     $29       $7,194       $20,521       $ 186
====================================================================================================


                                        Unearned
                                          ESOP    Treasury
                                          Shares   Stock     Total
-------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002. . . . . . .  $ (124)  $(3,815)  $23,231
Comprehensive income
Net income. . . . . . . . . . . . . .                     .   1,342
Other comprehensive income, net of tax
Unrealized net losses on securities .                     .     (95)
                                                              ------
Total Comprehensive income                                    1,247
ESOP shares earned. . . . . . . . . . .      35                  88
Stock option exercised. . . . . . . . .                          27
Treasury stock purchased                           (2,652)   (2,652)
Dividends declared ($.30 per share)    .                       (567)
-------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003 . . . . . .  $  (89)  $(6,467)  $21,374
===================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                    PATHFINDER BANCORP, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                           September 30,    September 30,
                                                               2004             2003
------------------------------------------------------------------------------------------
(Dollars in thousands)

OPERATING ACTIVITIES:

  Net income . . . . . . . . . . . . . . . . . . . . . .  $        1,205   $        1,342
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . .             407              492
  ESOP and other stock-based compensation earned . . . .              99               88
  Deferred income tax expense. . . . . . . . . . . . . .              60              182
  Proceeds from sale of loans. . . . . . . . . . . . . .          10,885           14,846
  Originations of loans held-for-sale. . . . . . . . . .          (8,430)         (15,236)
  Net gain on sales of:
    Real estate loans through foreclosure. . . . . . . .             (79)            (145)
    Loans. . . . . . . . . . . . . . . . . . . . . . . .            (170)            (187)
    Available-for-sale investment securities . . . . . .            (569)            (523)
  Depreciation . . . . . . . . . . . . . . . . . . . . .             434              393
  Amortization of intangible . . . . . . . . . . . . . .             167              167
  Amortization of deferred financing costs . . . . . . .              23               23
  Amortization of mortgage servicing rights. . . . . . .              32              (57)
  Increase in value of bank owned life insurance . . . .            (144)            (142)
  Net amortization of premiums on investment securities.             256              180
  Increase in interest receivable. . . . . . . . . . . .            (232)             (59)
  Net change in other assets and liabilities . . . . . .            (853)             963
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . .           3,091            2,327
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale .         (31,459)         (23,188)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale . . . . . .           7,134           17,172
  Proceeds from sales:
    Real estate acquired through foreclosure . . . . . .             352            1,718
    Available-for-sale investment securities . . . . . .           6,353            6,024
  Purchase of bank owned life insurance. . . . . . . . .          (1,100)               -
  Net decrease (increase) in loans . . . . . . . . . . .             376          (14,565)
  Purchase of premises and equipment . . . . . . . . . .            (980)          (1,220)
------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . .         (19,324)         (14,059)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits. . . . . . . . . . . . . . . . .          30,498           10,862
  Net decrease in time deposits. . . . . . . . . . . . .            (661)          (3,290)
  Net (decrease) increase from short-term borrowings . .          (2,100)           4,500
  Payments on long-term borrowings . . . . . . . . . . .          (4,500)          (8,000)
  Proceeds from long-term borrowings . . . . . . . . . .           1,000            5,700
  Proceeds from exercise of stock options. . . . . . . .             125               27
  Cash dividends paid. . . . . . . . . . . . . . . . . .            (414)            (566)
  Treasury stock purchased . . . . . . . . . . . . . . .               -           (2,652)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . .          23,948            6,581
------------------------------------------------------------------------------------------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . .           7,715           (5,151)
 Cash and cash equivalents at beginning of period. . . .           8,714           13,740
------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $       16,429   $        8,589
==========================================================================================

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

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)  EARNINGS  PER  SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three and nine months ended September 30, 2004 and 2003, using 2,438,796 and 2,415,681 weighted average common shares outstanding for the three months ended, and 2,433,264 and 2,426,206 for the nine months ended, respectively. Diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 have been computed using 2,478,377 and 2,464,041 for the three months ended and 2,477,521 and 2,472,789 for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

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

     As of December 31, 2003, the stock options previously issued by the Company were fully vested. As such, there was no effect on pro forma net income for 2004. The following table illustrates the effect on net income and earnings per share for the three and nine month periods ended September 30, 2003, as if the Black-Scholes fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, had been applied to the Company's stock-based compensation plan:


                                                  For  the  three       For the  nine
                                                    Months ended        months ended
                                                September 30, 2003   September 30, 2003
                                                -------------------  -------------------
(In thousands, except per share data)
Net Income:
As reported. . . . . . . . . . . . . . . . . .  $               333  $             1,342
Less: Total stock-based employee compensation
expense determined under Black-Scholes option
pricing model, net of tax effect . . . . . . .                    7                   21
                                                -------------------  -------------------
Pro forma net income . . . . . . . . . . . . .  $               326  $             1,321


Earnings per share:                             Basic   Diluted        Basic   Diluted
--------------------------------------------------------------------------------------
As reported . .                           . .  $ 0.14  $   0.14       $ 0.55  $   0.54
Pro forma .                           . . . .  $ 0.13  $   0.13       $ 0.54  $   0.53

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

(4)  PENSION  BENEFITS

     The composition of net periodic benefit plan cost for the three and nine months ended September 30, is as follows:

                                                  For  the  three       For the  nine
                                                    months ended         months ended
                                                    September 30,        September 30,
                                                    2004    2003          2004    2003
---------------------------------------------------------------------------------------
(In thousands)
Service cost. . . . . . . . .                    .  $  36   $  38        $ 122   $ 114
Interest cost . . . . . . . . .                        52      50          156     150
Expected return on plan assets.                       (63)    (57)        (189)   (171)
Amortization of net losses. . .                        23      27           71      79
---------------------------------------------------------------------------------------
Net periodic benefit cost . . .                     $  48   $  58        $ 160   $ 172
=======================================================================================

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $250,000 to its pension plan in 2004. As of September 30, 2004, $278,000 had been contributed to this pension plan. No additional contributions will be made in 2004.

(5)  DIVIDEND  RESTRICTIONS

     The Company maintains a restricted capital account with a $1.0 million balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of September 30, 2004.

(6)  COMPREHENSIVE  INCOME

     The components of other comprehensive (loss) income and related tax effects for the three and nine month period ended September 30, 2004 and 2003 are as follows:

                                        For  the  three    For the  nine
                                         Months ended      months ended
                                         September 30,      September 30,
                                         2004     2003     2004     2003
-------------------------------------------------------------------------
(In thousands)
Gross change in unrealized gains on
  securities available for sale. . . .  $1,316   $(682)  $  (567)  $ 365
Reclassification adjustment for gains
  included in net income . . . . . . .     (85)     (2)     (569)   (523)
-------------------------------------------------------------------------
                                         1,231    (684)   (1,136)   (158)
Tax effect . . . . . . . . . . . . . .    (492)    277       455      63
-------------------------------------------------------------------------
Net of tax amount. . . . . . . . . . .  $  739   $(407)  $  (681)  $ (95)
=========================================================================


(7)  GUARANTEES

     The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1.1 million of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

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

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company has not yet determined the impact that adoption will have on its financial position or results of operations as the impact is heavily dependent on the interest rate environment at the date of adoption and pending implementation guidance from the Financial Accounting Standards Board.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. Pathfinder Statutory Trust I is not included in the consolidated financial statements for the period ended September 30, 2004. At September 30, 2004, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the M.D.& A held 64.7% of the Company's common stock and the public held 35.3%.

The following discussion reviews the Company's financial condition at September 30, 2004 and the results of operations for the three and nine months ended
September  30,  2004  and  September  30,  2003.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at September 30, 2004, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

RESULTS  OF  OPERATIONS

Net income for the third quarter of 2004 was $360,000 as compared to net income of $333,000 for the same quarter in 2003. Basic earnings per share was $0.15 and $0.14 per share for the quarters ended September 30, 2004 and 2003, respectively. The return on average assets and return on shareholders' equity were 0.48% and 6.62%, respectively, for the three months ended September 30, 2004, compared with 0.47% and 6.29%, respectively, for the three months ended September 30, 2003. During the third quarter of 2004 when compared to the third quarter of 2003, other income increased $114,000 and provision for loan losses decreased $14,000, partially offset by a decrease in net interest income of $46,000 and an increase in other expenses of $46,000.

For the nine months ended September 30, 2004, net income was $1.2 million, a decrease of $137,000, or 10%, as compared to net income of $1.3 million in 2003. The decrease in net income was primarily a result of a decline in net interest income of $302,000, partially offset by declines in provisions for loan losses and income taxes. Basic earnings per share decreased to $0.50 per share for the nine months ended September 30, 2004 from $0.55 for the same period in 2003. The return on average assets and return on shareholders' equity were 0.54% and 7.40%, respectively for the nine months ended September 30, 2004, compared with 0.63% and 8.47% for the same period in 2003.

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

Net interest income, on a tax-equivalent basis, decreased slightly to $2.2 million for the three months ended September 30, 2004, as compared to $2.3 million during the same period of 2003. The Company's net interest margin ratio for the third quarter of 2004 decreased to 3.28% from 3.63% when compared to the same quarter in 2003. Management expects continued margin compression to challenge earnings growth over the near term. The decline in net interest income is attributable to lower market interest rates which decreased earning asset yields to 5.33% from 5.91% when compared to the same period during 2003. Average interest-earning assets increased 8% to $271.6 million at September 30, 2004 as compared to $250.5 million at September 30, 2003. The increase in average earning assets is primarily attributable to a $22.3 million increase in investment securities and a $4.9 million increase in interest-earning deposits, offset by a $6.1 million decrease in loans receivable. Average interest-bearing liabilities increased $17.5 million, while the cost of funds decreased 22 basis points to 2.16% from 2.38% for the same period in 2003. The increase in the average balance of interest-bearing liabilities resulted primarily from a $25.6 million growth in average deposits, offset by a $8.1 million decrease in borrowed funds. The growth in deposits was primarily in NOW accounts and money management accounts and resulted from the Company's focus on attracting new municipal deposit customers.

For the nine months ended September 30, 2004, net interest income, on a tax-equivalent basis, decreased $297,000, or 4%, as compared to the same period during 2003. Net interest margin decreased 40 basis points, to 3.29% at September 30, 2004 from 3.69% at September 30, 2003. Average interest-earning assets increased 7% to $274.2 million at September 30, 2004 as compared to $255.4 million at September 30, 2003, while the yield on interest earning assets declined 76 basis points to 5.31% from 6.07% for the comparable periods. The increase in average earning assets is primarily attributable to a $15.4 million increase in investment securities and a $4.3 million increase in interest-earning deposits, partially offset by a $949,000 decrease in loans receivable. Average interest-bearing liabilities increased $9.6 million, while the cost of funds decreased 32 basis points to 2.18% from 2.50% for the same period in 2003. The increase in the average balance of interest-bearing liabilities resulted primarily from a $14.9 million growth in average deposits, offset by a $5.3 million decrease in borrowed funds.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2004 decreased $78,000, or 2%, to $3.6 million from $3.7 million at the quarter ended September 30, 2003. Average loans decreased $6.1 million, with yields declining 37 basis points to 6.19% for the third quarter of 2004. Average commercial loans decreased $469,000, and experienced an increase in the average tax-equivalent yield of 124 basis points, to 5.53% from 4.29%, in 2003. The increase in the yield on commercial loans was affected, in part, by higher yielding alternative loans replacing the lower yielding municipal loans which paid down in August of 2003. The average balance of loans to municipal entities for the third quarter of 2004 was $2.7 million, compared to $4.2 million for the same period in 2003. The Company's residential mortgage loan portfolio decreased $8.4 million, or 6%, when comparing the third quarter of 2004 to the same period in 2003. The average yield on the residential mortgage loan portfolio decreased 39 basis points to 5.96% in 2004 from 6.35% in 2003. New loans were originated at lower rates than in the prior period and a large volume of existing mortgages had their rates modified downward or were refinanced at lower rates. An increase in the average balance of consumer loans of $1.9 million, or 12%, resulted from an increase in home equity loans. The average yield declined 141 basis points, to 6.75% from 8.16% in 2003.

Average investment securities (taxable and tax-exempt) for the quarter ended September 30, 2004 increased by $22.3 million, compared to the same period a year ago, with an increase in tax-equivalent interest income from investments of $176,000, or 34%, compared to 2003. The average tax-equivalent yield of the portfolio declined 17 basis points, to 3.58% from 3.75%. The increase in the average balance of investment securities is reflective of the expanded deposit growth with local municipalities. Investment securities purchased in 2004 pledged against municipal deposits had an average yield of 3.34%.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2004 decreased $712,000, or 6%, when compared to the nine months ended September 30, 2003. Average loans decreased $949,000, with yields declining 51 basis points to 6.29% from 6.80%. Average commercial loans increased $3.9 million, while the yield decreased to 4.84% from 5.48% at September 30, 2003.

For the nine months ended September 30, 2004, tax-equivalent interest income from investment securities increased $32,000, or 2%, compared to the same period in 2003. The average tax-equivalent yield of the portfolio declined 76 basis points, to 3.38% from 4.14% and was offset by a $15.4 million increase in the average balance of investment securities.

INTEREST  EXPENSE

Total interest expense remained relatively constant at $1.4 million for the three months ended September 30, 2004, when compared to the same quarter in 2003. Deposit expense for the comparable periods increased $36,000, or 4%, as the average rate paid on higher earning money management accounts increased 34 basis points to 1.37% in 2004 from 1.03% in 2003, combined with an increase in the average balance of money management accounts to $42.9 million in 2004 from $21.3 million in 2003. The cost of other interest-bearing deposits declined 18 basis points, to 1.78% from 1.96%, and was offset by an increase of $4.0 million, or 2%, in the average balance of these deposits. Interest expense on borrowings also decreased by $72,000, or 13%, from the prior period.

For the nine months ended September 30, 2004, interest expense decreased $415,000, or 9%, to $4.1 million from $4.6 million for the same period in 2003. This decrease was partially offset by a $14.9 million increase in the average balance of deposits. Deposit expense for the comparable periods declined $204,000, or 7%, as the average rate on deposits decreased 27 basis points, to 1.71% from 1.98%. Interest expense on borrowings declined 9 basis points to 4.46% from 4.55%.

PROVISION  FOR  LOAN  LOSSES

The provision for loans losses was $112,000 for the third quarter of 2004 as compared to $126,000 for the same period in 2003. The decrease in the provision for the quarter primarily resulted from a decrease in commercial charge-offs for the period. Non-performing loans totaled $3.0 million at September 30, 2004 and December 31, 2003. Allowance for loan losses, as a percentage of loans, increased slightly to 1.00% at September 30, 2004 compared to 0.91% as of December 31, 2003.

For the nine months ended September 30, 2004, the provision for loan losses was $407,000 as compared to $492,000 for the same period in 2003.

OTHER  INCOME

The Company's other income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:

                                                          Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                    2004   2003         Change        2004     2003      Change
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts. . . . . . . .  $ 251  $ 213  $    38     17.8%  $  713  $   590  $123    20.8%
Loan servicing fees. . . . . . . . . . . . . . . .     66     62        4      6.5%     184      189    (5)   -2.6%
Increase in value of bank owned life insurance . .     48     57       (9)   -15.8%     144      142     2     1.4%
Net gain on sales of loans/foreclosed real estate.    128    153      (25)   -16.3%     249      332   (83)  -25.0%
Other chrges, commissions and fees . . . . . . . .    137    114       23     20.2%     386      363    23     6.3%
------------------------------------------------------------------------------------------------------------------
Core other income. . . . . . . . . . . . . . . . .    630    599       31      5.2%   1,676    1,616    60     3.7%
Net gain on sales of securities. . . . . . . . . .     85      2       83   4150.0%     569      523    46     8.8%
------------------------------------------------------------------------------------------------------------------
Total other income . . . . . . . . . . . . . . . .  $ 715  $ 601  $   114     19.0%  $2,245  $ 2,139  $106     5.0%
===================================================================================================================

For the three months ended September 30, 2004, core other income increased $31,000, or 5%, when compared with the three months ended September 30, 2003. Income on service charges on deposit accounts increased as the number of deposit accounts increased. The increase in other operating income primarily resulted from fees associated with ATM and debit cards usage. These increases were partially offset by a decrease in the net gain on sale of loans to the secondary market in comparable quarters.

For the nine months ended September 30, 2004, the increase in core other income primarily due resulted from increased income generated from deposit accounts. This increase was partially offset by a decrease in net gains on sale of loans and foreclosed real estate.

The increase in the net gain on sales of investment securities for the three and nine months ended September 30, 2004, was the result of gains associated with the sale of corporate stock, corporate bonds and municipal bonds in 2004.

OTHER  EXPENSES

The following table sets forth certain information on other expense for the quarters indicated:


                                           Three Months Ended              Nine Months Ended
                                            September 30,                    September 30,
                                     2004    2003        Change        2004    2003      Change
--------------------------------------------------------------------------------------------------
(Dollars in thousands)

Salaries and employee benefits . .   1,201   1,107       94     8.5%   3,584    3,303    281     8.5%
Building occupancy . . . . . . . .     255     249        6     2.4%     789      755     34     4.5%
Data processing expenses . . . . .     249     221       28    12.7%     703      637     66    10.4%
Professional and other services. .     165     223      (58)  -26.0%     493      580    (87)  -15.0%
Amortization of intangible assets.      55      55        -     0.0%     167      168     (1)   -0.6%
Other expenses . . . . . . . . . .     395     419      (24)   -5.7%   1,161    1,373   (212)  -15.4%
-----------------------------------------------------------------------------------------------------
Total other expenses . . . . . . .  $2,320  $2,274  $    46     2.0%  $6,897  $ 6,816  $  81     1.2%
=====================================================================================================

Total other expenses increased $46,000 and $81,000 for the three and nine months ended September 30, 2004 and 2003, respectively. Salaries and employee benefits increased as a result of increased pension and health insurance costs and overall personnel costs due to increased staffing. The Company had 106 full time equivalent employees at September 30, 2004 compared to 104 at September 30, 2003. The increase in data processing charges was due to depreciation expense resulting from system hardware and software acquisitions, charges relating to internet banking and increased ATM servicing charges. Building occupancy expense increases primarily resulted from depreciation expenses associated with the new Fulton branch, which opened in August of 2003. The decrease in professional and other services and other operating expenses primarily resulted from operational costs associated with a foreclosed real estate property in 2003 and personnel realignment expenses in 2003, not recurring in 2004, a reduction in outside mortgage consulting fees, as the service was replaced by in-house personnel and a reduction in expenses associated with the no cost closing loan program and mortgage recording taxes, as new loan volume decreased from the comparable period of 2003.

INCOME  TAX  EXPENSE

Income taxes increased $9,000 for the quarter ended September 30, 2004 as compared to the same period in 2003, which was primarily attributable to a increase in the Company's pre-tax income. For the nine months ended September 30, 2004, income taxes decreased $55,000 when compared to the same period in 2003, which was primarily attributable to a decrease in the Company's pre-tax income. The effective tax rate remained consistent at 26.3% for the first nine months of 2004, compared to 26.7% for the year ended December 31, 2003.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $25.1 million, or 9%, to $303.0 million at September 30, 2004, from $277.9 million at December 31, 2003. The increase in total assets was primarily the result of an increase in investment securities of $17.4 million, or 30%, a $7.7 million, or 89%, increase in cash and cash equivalents, a $1.2 million, or 28%, increase in bank owned life insurance and a $1.7 million, or 96%, increase in other assets. These increases were partially offset by a decrease in net loans of $1.1 million, or 1%. The growth in investment securities was primarily funded by the increase in municipal deposits. The increase in cash and cash equivalents was primarily the result of the increased deposit levels and loans sales to the secondary market. The excess liquidity is expected to be invested primarily in the commercial real estate portfolio and investment securities. The increase in bank owned life insurance was due to a $1.1 million purchase of life insurance policies relating to the new executives and directors deferred compensation plan which was effective December 31, 2003. The increase in other assets primarily resulted from an increase in the deferred tax asset relating to the unrealized gain on investment securities and increase in the pension asset.

LIABILITIES

Total liabilities increased $24.9 million, or 10%, to $281.1 million at September 30, 2004 from $256.2 million at December 31, 2003. The increase in liabilities is primarily due to a $27.5 million growth in interest-bearing deposits and a $2.4 million growth in noninterest-bearing deposits, partially offset by a $5.6 million decrease in borrowed funds. The growth in deposits primarily resulted from the Company's focus on attracting new municipal deposit customers.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                          For the Period Ending
                                               September 30,   December 31,   September 30,
                                                    2004          2003           2003
-------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial. . . . . . . . . . . . . . . . . . . .  $2,135       $1,677          $1,662
Consumer. . . . . . . . . . . . . . . . . . . . .     117          172             102
Real estate -  Construction . . . . . . . . . . .       -          270               -
               Mortgage . .       . . . . . . . .     699          873             623
-------------------------------------------------------------------------------------------
Total nonaccrual loans. . . . . . . . . . . . . .   2,951        2,992           2,387
Loans past due 90 days or more and still accruing       -            -               -
-------------------------------------------------------------------------------------------
Total non-performing loans. . . . . . . . . . . .   2,951        2,992           2,387
Foreclosed real estate. . . . . . . . . . . . . .     247          202             362
-------------------------------------------------------------------------------------------
Total non-performing assets . . . . . . . . . . .   3,198        3,194           2,749
===========================================================================================
Non-performing loans to total loans . . . . . . .    1.57%       1.59%            1.23%
Non-performing assets to total assets . . . . . .    1.06%       1.15%            0.96%
-------------------------------------------------------------------------------------------

Total nonperforming loans and foreclosed real estate at September 30, 2004 has remained relatively consistent when compared to December 31, 2003.
Nonperforming loans continue to be addressed primarily through foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at September 30, 2004 was $1.9 million, or 1.00% of period end loans, compared to $1.7 million, or 0.91% of period end loans, at December 31, 2003. The increase as a percentage of loans is primarily the result of the decline in gross loans.

CAPITAL

Shareholders' equity increased $168,000, or 1%, to $22.0 million at September 30, 2004. The increase in shareholders' equity primarily resulted from a $625,000 increase in retained earnings and a $190,000 increase in additional paid in capital, partially offset by a $681,000 increase in accumulated other comprehensive loss. The Company added $1.2 million to retained earnings through net income and returned $580,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended September 30, 2004. (See Footnote 5).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2004, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2004, management believes that liquidity as measured by the Company is in compliance with its policy guidelines.

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

Since June of 2004, the Federal Reserve raised its key interest rate 75 basis points. Management anticipates that the Federal Reserve will continue to raise its target interest rate over the foreseeable future. Management will continue to seek to minimize any reduction in net interest income in a period of rising interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At September 30, 2004, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $34.3 million, representing a cumulative one-year gap ratio of a negative 11.30%.

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


Change in    NPV
Interest   Capital   Earnings    Value
Rates       Ratio     at Risk   as Risk
 --------------------------------------

   300 . . . 6.88%    -11.23%   -30.40%
   200 . . . 7.75%      7.28%   -19.65%
   100 . . . 8.56%      3.43%    -8.90%
     0       9.87%      ----      ----
  -100. . .  9.23%      1.56%     2.46%

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
------------------------------

None

ITEM  2  -  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
-------------------------------------------------------------------------------

None

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------------------

None

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

None

ITEM  5  -  OTHER  INFORMATION
------------------------------

None

ITEM  6  -  EXHIBITS
--------------------

Exhibit  No.          Description
------------          -----------

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


     PATHFINDER  BANCORP,  INC.
     --------------------------



November  12,  2004           /s/  Thomas  W.  Schneider
                              --------------------------
Date:                         Thomas  W.  Schneider
                              President,  Chief  Executive  Officer


November  12,  2004           /s/  James  A.  Dowd
                              -------------------
Date:                        James  A.  Dowd
                             Vice  President,  Chief  Financial  Officer

EXHIBIT  31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Thomas W. Schneider, President and Chief Executive Officer, certify that:

1. I have reviewed the September 30, 2004 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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



November  12,  2004         /s/  Thomas  W.  Schneider
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

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, James A. Dowd, Vice President and Chief Financial Officer, certify that:

1. I have reviewed the September 30, 2004 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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

November  12,  2004         /s/  James  A.  Dowd
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

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2004 and that to the best of his knowledge:

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





November  12,  2004          /s/  Thomas  W.  Schneider
-------------------          --------------------------
Date                         Thomas  W.  Schneider
                             President  and  Chief  Executive  Officer


November  12,  2004         /s/  James  A.  Dowd
-------------------         --------------------
Date                        James  A.  Dowd
                            Vice  President  and  Chief  Financial  Officer