Form 10-K
period 2004-12-31
PATHFINDER BANCORP INC
filed 2005-03-31
CIK 1046188

UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
--------------------------------------------------------------------------------
                                    FORM  10-K

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSACTION PERIOD FROM ______________ TO ________________
                                  -------------------    ----------------------
                        COMMISSION  FILE  NUMBER:  000-23601

                            PATHFINDER  BANCORP,  INC.
--------------------------------------------------------------------------------
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

                      FEDERAL                                16-1540137
-----------------------------------------------------------------------------
          (STATE  OR  OTHER  JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION
           INCORPORATION  OR  ORGANIZATION)     (NUMBER)

                    214 WEST FIRST STREET, OSWEGO, NY 13126
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (315)  343-0057
               (REGISTRANT'S  TELEPHONE  NUMBER  INCLUDING  AREA  CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:

                     COMMON  STOCK,  PAR  VALUE  $.01  PER  SHARE
                                (TITLE  OF  CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH REQUIREMENTS FOR THE PAST 90 DAYS.
YES      X       NO
     --------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [ X ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).
YES     NO   X
         --------

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004 ($15.175) was $8,689,175.

As of June 30, 2004 there were 2,935,419 shares issued and 2,448,132 shares outstanding of the Registrant's Common Stock.

Documents Incorporated by Reference: Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and III).

PART  I

ITEM  1:  BUSINESS

GENERAL

PATHFINDER  BANCORP,  INC.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust I. The Company is majority owned by Pathfinder Bancorp, M.H.C., a Federally-chartered mutual holding company (the "Mutual Holding Company"). At December 31, 2004, the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 866,893 shares of Common Stock (the "Minority Shareholders"). At December 31, 2004, Pathfinder Bancorp, Inc. had total assets of $302.0 million, total deposits of $236.7 million and shareholders' equity of $21.8 million.

On June 26, 2002, the Company formed a wholly owned subsidiary, Pathfinder Statutory Trust I, a Connecticut business trust. The trust issued $5,000,000 of 30-year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and qualify as Tier 1 capital by the Federal Deposit Insurance Company and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 3.45% with a five year call provision. These securities are guaranteed by the Company.

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

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate. At December 31, 2004, $168.8 million, or 89% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $123.9 million, or 66%, were loans secured by one- to four-family residences and $29.9 million, or 16%, were secured by commercial real estate. Additionally, $15.0 million, or 8%, of total real estate loans, were secured by second liens on residential properties that are classified as consumer loans. The Bank also originates commercial and consumer loans that totaled $16.8 and $3.5 million, respectively, or 11%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by the United States Government sponsored enterprises. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

--------------------------------------------------------------------------------

The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

On October 25, 2002, Pathfinder Bank completed the purchase of assets and the assumption of non-municipal deposits of the Lacona, New York branch of Cayuga Bank ("Branch Acquisition"). In addition, Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area and it assumed the municipal deposit liabilities acquired as part of the Branch Acquisition. The transaction included approximately $26.4 million in deposits, $2.3 million in loans and $430,000 in vault cash and facilities and equipment. The Branch Acquisition reflects a premium on deposit liabilities assumed of approximately $2.4 million. As of December 31, 2004, no impairment has been recognized.

In April 1999, the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2004, Pathfinder REIT, Inc. held $26.8 million in mortgages and mortgage related assets. Recent legislation proposed by the New York State legislature would eliminate the tax treatment accorded REITs. Enactment of this legislation would increase the state tax rate for the Company. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

MARKET  AREA  AND  COMPETITION

The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego. The major manufacturing employers in the Bank's market area are Entergy Nuclear Northeast, Novelis, Constellation, NRG and Huhtamaki. The Bank is the second largest financial institution headquartered in Oswego County. However, the Bank encounters competition from a variety of sources. The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas.

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

REGULATION  AND  SUPERVISION

GENERAL

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent of the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the FHLB of New York and is subject to certain regulations by the Federal Home Loan Bank System. On July 19, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the

--------------------------------------------------------------------------------

Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

NEW  YORK  BANK  REGULATION

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

The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Banking Board. Under FDICIA and the FDIC's implementing regulations, the Bank's investment and service corporation activities are limited to activities permissible for a national bank unless the FDIC otherwise permits it.

The FDIC and the Superintendent have broad enforcement authority over the Bank. Under this authority, the FDIC and the Superintendent have the ability to issue formal or informal orders to correct violations of law or unsafe or unsound banking practices.

INSURANCE  OF  ACCOUNTS  AND  REGULATION  BY  THE  FDIC

The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

The FDIC establishes deposit insurance premiums based upon the risks a particular bank or savings association poses to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information consisting of: (i) well capitalized; (ii) adequately capitalized; or (iii) undercapitalized and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed above. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by theinstitution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The Bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

--------------------------------------------------------------------------------

REGULATORY  CAPITAL  REQUIREMENTS

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

LIMITATIONS  ON  DIVIDENDS  AND  OTHER  CAPITAL  DISTRIBUTIONS

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

PROMPT  CORRECTIVE  ACTION

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

--------------------------------------------------------------------------------

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

Based on the foregoing, the Bank currently meets the criteria to be classified as a "well capitalized" savings institution.

TRANSACTIONS  WITH  AFFILIATES  AND  INSIDERS

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

FEDERAL  HOLDING  COMPANY  REGULATION

GENERAL. The Company and the Mutual Holding Company are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. The Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting

--------------------------------------------------------------------------------
requirements. As such, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

PERMITTED ACTIVITIES. Under OTS regulation and policy, a mutual holding company and a federally chartered mid-tier holding company, such as the Company, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners' Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources, future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

WAIVERS OF DIVIDENDS BY MUTUAL HOLDING COMPANY. Office of Thrift Supervision regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company

CONVERSION OF THE MUTUAL HOLDING COMPANY TO STOCK FORM. OTS regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed

--------------------------------------------------------------------------------
as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

NEW  YORK  STATE  BANK  HOLDING  COMPANY  REGULATION

In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. As such, neither the Company nor the Mutual Holding Company is subject to supervision by the Department.

FEDERAL  SECURITIES  LAW

The common stock of the Company is registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

FEDERAL  RESERVE  SYSTEM

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts). At December 31, 2004, the Bank was in compliance with these reserve requirements.

FEDERAL  COMMUNITY  REINVESTMENT  REGULATION

Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into

--------------------------------------------------------------------------------
account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "outstanding."

NEW  YORK  STATE  COMMUNITY  REINVESTMENT  REGULATION

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

THE  USA  PATRIOT  ACT

The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisitions, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

SARBANES-OXLEY  ACT  OF  2002

The  Sarbanes-Oxley  Act  of  2002  was  signed  into law on July 30, 2002.  The
Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, the Company Chief Executive Officers and Chief Financial Officer are each required to certify that the company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly an annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We will be subject to further reporting and audit requirements with the year ending December 31, 2006 under the requirements of Sarbanes-Oxley. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

The company maintains an Internet website located at WWW.PATHFINDERBANK.COM on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company has also made available on its website its Audit Committee Charter and corporate governance guidelines. These reports are made available as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission.

--------------------------------------------------------------------------------

FEDERAL  AND  STATE  TAXATION

FEDERAL  TAXATION

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

MINIMUM  TAX.   The  Internal  Revenue  Code  imposes an alternative minimum tax
("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

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

--------------------------------------------------------------------------------

ITEM  2:  PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, and five full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2004. The aggregate net book value of the Bank's premises and equipment was $7.6 million at December 31, 2004. For additional information regarding the Bank's properties, see Note 8 to Notes to Financial Statements

LOCATION                   OPENING DATE  OWNED/LEASED
-----------------------------------------------------
Main Office . . . . . . .          1874     Owned
214 West First Street
Oswego, New York  13126

Plaza Branch. . . . . . .          1989     Owned (1)
Roue 104, Ames Plaza
Oswego, New York  13126

Mexico Branch . . . . . .          1978     Owned
Norman and Main Streets
Mexico, New York 13114

Oswego East Branch. . . .          1994     Owned
34 East Bridge Street
Oswego, New York  13126

Lacona Branch . . . . . .          2002     Owned
1897 Hardwood Drive
Lacona, New York  13083

Fulton Branch . . . . . .          2003     Owned (2)
5 West First Street South
Fulton, New York 13069

--------------------------------------------------------------------------------
(1) The building is owned; the underlying land is leased with an annual rent of $20,000
(2) The building is owned; the underlying land is leased with an annual rent of $21,000

ITEM  3:  LEGAL  PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management such claims and lawsuits in the aggregate are immaterial to the Company's consolidated financial condition and results of operations.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted during the fourth quarter of fiscal 2004 to a vote of our shareholders.

--------------------------------------------------------------------------------

PART  II

ITEM  5:  MARKET  FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Pathfinder Bancorp, Inc.'s common stock currently trades on the Nasdaq SmallCap market under the symbol "PBHC". There were 348 shareholders of record as of February 21, 2005. The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

                                           DIVIDEND
QUARTER ENDED:           HIGH      LOW         PAID
---------------------------------------------------
December 31, 2004.  $  18.500   $16.250     $0.1025
September 30, 2004     16.630    14.770      0.1025
June 30, 2004. . .     19.070    15.050      0.100
March 31, 2004 . .     20.999    17.010      0.100
---------------------------------------------------
December 31, 2003.  $  18.459   $16.250     $0.100
September 30, 2003     17.000    14.000      0.100
June 30, 2003. . .     15.250    13.685      0.100
March 31, 2003 . .     14.890    13.200      0.100
---------------------------------------------------

DIVIDENDS  AND  DIVIDEND  HISTORY

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions. The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend. The election to waive the dividend receipt requires prior non-objection of the Office of Thrift Supervision.

--------------------------------------------------------------------------------

ITEM  6:  SELECTED  FINANCIAL  DATA

Pathfinder Bancorp, Inc. ("the Company") is the parent company of Pathfinder Bank and Pathfinder Statutory Trust I. Pathfinder Bank has three operating subsidiaries - Pathfinder Commercial Bank, Pathfinder REIT Inc., and Whispering Oaks Development, Inc.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                    2004       2003       2002       2001       2000
-----------------------------------------------------------------------------------------------------
YEAR END (IN THOUSANDS)
Total assets . . . . . . . . . . . . . . . . .  $302,037   $277,940   $279,056   $244,514   $232,355
Loans receivable, net. . . . . . . . . . . . .   185,125    187,002    179,001    162,588    148,362
Deposits . . . . . . . . . . . . . . . . . . .   236,672    206,894    204,522    169,589    161,459
Equity . . . . . . . . . . . . . . . . . . . .    21,826     21,785     23,230     22,185     20,962

FOR THE YEAR (IN THOUSANDS)
Net interest income. . . . . . . . . . . . . .  $  8,905   $  9,337   $  8,789   $  7,853   $  7,393
Net income . . . . . . . . . . . . . . . . . .     1,405      1,652      1,156      1,602        356

PER SHARE
Net income (basic) . . . . . . . . . . . . . .  $   0.58   $   0.68   $   0.45   $   0.62   $   0.14
Book value . . . . . . . . . . . . . . . . . .      8.91       8.96       8.90       8.64       8.06
Tangible book value (a). . . . . . . . . . . .      7.04       7.03       7.02       7.63       7.04
Cash dividends declared. . . . . . . . . . . .     0.405       0.40       0.30       0.26       0.24

RATIOS
Return on average assets . . . . . . . . . . .      0.47%      0.59%      0.45%      0.68%      0.16%
Return on average equity . . . . . . . . . . .      6.45%      7.61%      5.01%      7.34%      1.79%
Return on average tangible equity (a). . . . .      8.17%      9.77%      7.03%      8.29%      2.08%
Average equity to average assets . . . . . . .      7.29%      7.77%      8.94%      9.22%      8.91%
Dividend payout ratio (b). . . . . . . . . . .     47.54%     39.41%     36.76%     28.37%    173.62%
Allowance for loan losses to loans receivable.      0.98%      0.91%      0.82%      1.03%      0.86%
Net interest rate spread . . . . . . . . . . .      3.22%      3.53%      3.47%      3.35%      3.34%
Noninterest income to average assets . . . . .      1.02%      0.93%      0.81%      0.79%      0.49%
Noninterest expense to average assets. . . . .      3.12%      3.26%      3.09%      2.90%      3.45%
Efficiency ratio (c) . . . . . . . . . . . . .     77.87%     76.13%     73.18%     70.61%     90.64%

(a)  Tangible  equity  excludes  intangible  assets.
(b) The dividend payout ratio is calculated using dividends declared and not waived by the Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., divided by net income.
(c) The efficiency ratio is calculated as noninterest expense divided by net interest income plus noninterest income.

--------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is deconsolidated for reporting purposes (see Note 10). Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. represent wholly owned subsidiaries of Pathfinder Bank. At December 31, 2004, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.6% of the Company's outstanding common stock and the public held 35.4%.

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

The Company's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to providing value-added products and services to our customers. Generally, the Company has sought to implement this strategy by emphasizing retail deposits as its primary source of funds and maintaining a substantial part of its assets in locally-originated residential first mortgage loans, loans to business enterprises operating in its markets, and in investment securities. Specifically, the Company's business strategy incorporates the following elements: (i) operating as an independent com-munity-oriented financial institution; (ii) maintaining capital in excess of regulatory requirements; (iii) emphasizing investment in one-to-four family residential mortgage loans, loans to small businesses and investment securities; and (iv) maintaining a strong retail deposit base.

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

--------------------------------------------------------------------------------

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at December 31, 2004, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Total deposits increased by 14% during 2004, primarily driven by the growth of municipal deposits. The Company entered the municipal deposit market at the end of 2002 and has since increased the number of municipal customers by 180%. The municipal deposit market will be a continued focus in 2005 as well as continued expansion into new markets in Oswego County. The Company plans on opening a branch in Central Square, New York in the second quarter of 2005.

Total assets increased 10%, primarily in the investment securities portfolio. The loan portfolio decreased 1% as loans sales, amortization and pre-payments

--------------------------------------------------------------------------------
outpaced loan originations during 2004. Although the Company experienced a decline in the loan portfolio, asset quality of the existing loans improved during 2004. Nonperforming assets to total assets was 0.88% at December 31, 2004 compared to 1.15% in the prior year. The improvement in asset quality is attributable to the enhancement of collection procedures and the resolution through foreclosure or charge-off of three significant commercial lending relationships. The Company expects to concentrate on continued commercial mortgage and commercial loan growth during 2005. In the first quarter of 2005, the Company hired a Senior Commercial Lender, with over 22 year of experience in small business lending. The increase in commercial lending staff and the relocation of the Business Services Division to a prime retail location are primary strategies for achieving growth in commercial lending during 2005.

Net income for 2004 was $1.4 million, or $0.58 per share, as compared to $1.7 million, or $0.68 per share, in 2003. Soft loan demand combined with a flattening of the interest rate yield curve resulted in compression of net interest margin and a reduction in earnings. Long-term interest rates remain at historic lows while the Federal Reserve Bank has increased short-term rates 100 basis points over the past year. The Company expects continued margin compression during 2005 as a result of monetary policy, general economic conditions, and the Company's asset-liability management modeling.

The Company plans to enhance other interest income during 2005 by increasing the customer deposit base and increasing overdraft, returned check and non-sufficient fund charges to be in line with local competitors. The Company continues to focus on the development of its employees, systems, branch structure and product offerings to enhance customer service. During 2004 and continuing in 2005, the Company received New York State grant money to conduct comprehensive training programs for all employees in leadership skills, performance management and business metrics.

RESULTS  OF  OPERATIONS

Net income for 2004 was $1.4 million, a decrease of $247,000, or 15%, compared to net income of $1.6 million for 2003. Basic earnings per share decreased to $0.58 per share for the year ended December 31, 2004 from $0.68 per share for the year ended December 31, 2003. Return on average equity decreased 15% to 6.45% in 2004 from 7.61% in 2003.

Net interest income, on a tax equivalent basis, decreased $375,000, or 4%, primarily resulting from interest rate spread compression as longer term assets have repriced at lower rates while shorter term cost of funds are repricing at higher rates. Provision for loans losses increased 23% due to the charge-off of two commercial credit relationships during the fourth quarter of 2004. The Company experienced a 10% increase in other income, net of securities gains and losses, primarily attributable to increased deposit levels and the related service charges associated with checking accounts and other charges, commissions and fees. Operating expenses increased 2% due to the hiring of additional staff and an increase in data processing expenses. The Company expects higher operating costs when the Central Square branch opens in 2005.

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin ratios result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis, decreased $376,000, or 4%, to $9.1 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The Company's net interest margin for 2004 decreased to 3.35% from 3.68% in 2003. The decrease in net interest income is attributable to decreased yields in interest earning assets and was offset by a decrease in the costs of interest bearing liabilities. The average balance of interest- earning assets grew $14.6 million, or 6%, during 2004 and the average balance of

--------------------------------------------------------------------------------
interest-bearing deposits increased by $20.7 million, or 11%. The increase in the average balance of interest-bearing liabilities primarily resulted from attracting new municipal deposit customers. The decrease in the average yield on interest-earning assets by 60 basis points resulted from the downward repricing of loans from refinancing and originations in the current low interest rate environment and the purchase of $35.6 million in investment securities at lower yields than the existing portfolio. The decrease in the yield on interest-earning assets was partially offset by the increase in the average balance. As a result, interest income, on a tax-equivalent basis, decreased $751,000 during 2004. Interest expense on deposits decreased $112,000, or 3%, resulting from a decrease in the cost of deposits to 1.71% in 2004 from 1.96% in 2003. In addition to the decrease in the cost of deposits, interest expense on borrowings also decreased by $264,000, or 12%, from the prior year. The decrease in the cost of funds was partially offset by a $20.7 million, or 11%, increase in the average deposit balance.

In comparison, net interest income increased $530,000, or 6%, on a tax-equivalent basis, from 2002 to 2003. The increase in net interest income was comprised of a decrease in net interest expenses of $1.1 million, or 15%, partially offset by a decrease in interest income of $544,000, or 3%. The increase in net interest income is attributable to increased volumes in earning asset and deposit balances and the maintenance of stable spreads.

--------------------------------------------------------------------------------

AVERAGE  BALANCES  AND  RATES

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

                                                        2004                            2003
------------------------------------------------------------------------------------------------------
                                                                   Average                     Average
                                            Average                Yield /   Average            Yield/
(Dollars in thousands)                      Balance    Interest     Cost     Balance   Interest   Cost
------------------------------------------------------------------------------------------------------
Interest-earning assets:
Real estate loans residential . . . . . .  $124,734   $   7,491      6.01%  $129,687  $   8,346  6.44%
Real estate loans commercial. . . . . . .    30,958       2,254      7.28%    31,122      2,480  7.97%
Commercial loans. . . . . . . . . . . . .    16,060         901      5.61%    14,181        798  5.62%
Consumer loans. . . . . . . . . . . . . .    17,427       1,194      6.85%    15,787      1,225  7.76%
Taxable investment securities . . . . . .    65,480       2,220      3.39%    54,115      2,193  4.05%
Tax-exempt investment securities. . . . .     8,603         488      5.67%     7,869        305  3.87%
Interest-earning deposits . . . . . . . .     7,338          81      1.10%     3,252         33  0.99%
------------------------------------------------------------------------------------------------------
Total interest-earning assets . . . . . .  $270,600   $  14,629      5.41%  $256,013  $  15,380  6.01%
Noninterest-earning assets:
Other assets. . . . . . . . . . . . . . .    30,236                           24,859
Allowance for loan losses . . . . . . . .    (1,792)                          (1,591)
 Net unrealized gains
  on available for sale securities. . . .      (515)                              52
------------------------------------------------------------------------------------------------------
Total  Assets . . . . . . . . . . . . . .  $298,529                         $279,333
======================================================================================================
Interest-bearing liabilities:
NOW accounts. . . . . . . . . . . . . . .  $ 20,808   $     135      0.65%  $ 17,663  $     140  0.79%
Money management accounts . . . . . . . .    40,775         567      1.39%    21,788        248  1.14%
Savings and club accounts . . . . . . . .    68,046         453      0.67%    66,481        511  0.77%
Time deposits . . . . . . . . . . . . . .    82,769       2,484      3.00%    85,751      2,852  3.33%
Junior subordinated debentures. . . . . .     5,155         251      4.80%     5,000        236  4.66%
Borrowings. . . . . . . . . . . . . . . .    37,674       1,683      4.47%    43,490      1,961  4.51%
------------------------------------------------------------------------------------------------------
Total Interest-bearing liabilities. . . .  $255,227   $   5,573      2.19%  $240,173  $   5,948  2.48%
------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits . . . . . . . . . . . . .    17,974                           16,345
Other liabilities . . . . . . . . . . . .     3,556                            1,098
------------------------------------------------------------------------------------------------------
Total liabilities . . . . . . . . . . . .   276,757                          257,616
------------------------------------------------------------------------------------------------------
Shareholders' equity. . . . . . . . . . .    21,772                           21,717
Total liabilities & shareholders' equity.  $298,529                         $279,333
======================================================================================================
Net interest income . . . . . . . . . . .              $  9,056                       $   9,432
Net interest rate spread. . . . . . . . .                            3.22%                       3.53%
Net interest margin . . . . . . . . . . .                            3.35%                       3.68%
------------------------------------------------------------------------------------------------------
Ratio of average interest-earning assets
to average interest-bearing liabilities .                          106.02%                     106.60%
------------------------------------------------------------------------------------------------------

                                                         2002
---------------------------------------------------------------------------
                                                                   Average
                                             Average                Yield/
                                             Balance   Interest     Cost
---------------------------------------------------------------------------
Interest-Earning Assets:
Real estate loans residential. . . . . . . $117,688    $  8,194      6.96%
Real estate loans commercial . . . . . . .   31,790       2,641      8.31%
Commercial loans . . . . . . . . . . . . .   14,774         984      6.66%
Consumer loans . . . . . . . . . . . . . .   12,795       1,117      8.73%
Taxable investment securities. . . . . . .   46,247       2,437      5.27%
Tax-exempt investment securities . . . . .    6,036         434      7.19%
Interest-earning deposits. . . . . . . . .    9,163         117      1.28%
---------------------------------------------------------------------------
Total interest-earning assets. . . . . . . $238,493    $ 15,924      6.68%
Noninterest-earning assets:
Other assets . . . . . . . . . . . .  . .    20,987
Allowance for loan losses. . . . . . .. .    (1,877)
 Net unrealized gains
  on available for sale securities . .. .       368
---------------------------------------------------------------------------
Total  Assets. . . . . . . . . . . . .. .  $257,971
===========================================================================
Interest-bearing liabilities:
NOW accounts . . . . . . . . . . . . .  .  $ 15,850    $    168      1.06%
Money management accounts. . . . . . .  .    11,571         242      2.09%
Savings and club accounts. . . . . . .  .    62,494         948      1.52%
Time deposits. . . . . . . . . . . . . . .   77,701       3,299      4.25%
Junior subordinated debentures                2,635         138      5.24%
 Borrowings. . . . . . . . . . . . . . .     48,626       2,228      4.58%
---------------------------------------------------------------------------
Total Interest-bearing liabilities . . . . $218,877    $  7,023      3.21%
---------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits. . . . . . . . . . . . . .   13,154
Other liabilities. . . . . . . . . . . . .    2,873
---------------------------------------------------------------------------
Total liabilities. . . . . . . . . . . . .  234,904
---------------------------------------------------------------------------
Shareholders' equity . . . . . . . . . . .   23,067
---------------------------------------------------------------------------
Total liabilities & shareholders' equity . $257,971
===========================================================================
Net interest income. . . . . . . . . . . .             $  8,901
Net interest rate spread . . . . . . . . .                           3.47%
Net interest margin. . . . . . . . . . . .                           3.73%
---------------------------------------------------------------------------
Ratio of average interest-earning assets
to average interest-bearing liabilities. .                         108.96%
---------------------------------------------------------------------------

INTEREST  INCOME

Average loans decreased 1% in 2004, with yields declining 48 basis points to 6.26%. The Company's average residential mortgage loan portfolio decreased $5.0 million, or 4%, when comparing the year 2004 to 2003. The average yield on the residential mortgage loan portfolio decreased 43 basis points to 6.01% in 2004 from 6.44% in 2003. New loans were originated at lower rates than in the prior

--------------------------------------------------------------------------------
period and a large volume of existing mortgages had their rates modified downward or were refinanced at lower rates. An increase in the average balance of consumer loans of $1.6 million, or 10%, resulted from an increase in home equity loans. The average yield declined 91 basis points, to 6.85% from 7.76% in 2003, primarily resulting from the increase in home equity loans, which are based on the Bank's prime rate. Average commercial loans increased 13% while the tax-equivalent yield remained consistent at 5.61% in 2004 compared to 5.62%, in 2003.

Average loans increased $13.7 million in 2003, with yields declining 57 basis points to 6.74%. The interest income on loans decreased $87,000, or 0.7%, in 2003 compared to 2002. For the comparable periods, average residential mortgage loans increased $12.0 million, or 10%, average consumer loans increased $3.0 million, or 23%, partially offset by a decrease in average commercial loans by $593,000, or 4%, and a decrease in average commercial mortgage loans by $668,000, or 2%.

Interest income on investment securities increased 8% from 2003 resulting from an increase in the average balance of investment securities (taxable and tax-exempt) by $12.1 million, or 20%, to $74.1 million in 2004 from $62.0 million in 2003. The tax-equivalent yield decreased 37 basis points to 3.66% in 2004 from 4.03% in 2003 resulting primarily from significant investment purchases in the current year at lower yields than the existing investment portfolio.

Average investment securities (taxable and tax-exempt) in 2003 increased by $9.7 million, with a decrease in tax-equivalent interest income from investments of $373,000, or 13%, compared to 2002. The average tax-equivalent yield of the portfolio declined 146 basis points, to 4.03% from 5.49%. The increase in the average balance of investment securities resulted from the investment of the net proceeds received in the purchase of assets and the assumption of the deposits of the Lacona, New York branch of Cayuga Bank (the "Branch Acquisition") into the investment and loan portfolios.

INTEREST  EXPENSE

Interest expense decreased $375,000, or 6%, in 2004, when compared to 2003. The decrease in the cost of funds resulted from a reduction in the average cost of interest-bearing liabilities of 30 basis points, to 2.18% in 2004 from 2.48% at 2003. The decrease in the cost of funds was partially offset by a $15.1 million, or 6%, increase in the average balance of interest-bearing liabilities during 2004. The cost of deposits decreased 25 basis points to 1.71% during 2004 from 1.96% for 2003. The decrease in the cost of deposits was partially offset by a $20.7 million, or 11%, increase in the average balance of deposits. The cost of junior subordinated debentures increased 14 basis points, increasing interest expense by $15,000.

Interest expense decreased $1.1 million, or 15%, in 2003 compared to 2002. The average cost of interest bearing liabilities declined 73 basis points during the 12 months ended December 31, 2003.

--------------------------------------------------------------------------------

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

                                                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                2004 vs. 2003                     2003 vs. 2002
                                         Increase/(Decrease) Due to        Increase/(Decrease) Due to
-------------------------------------------------------------------------------------------------------
                                                                Total                           Total
                                                              Increase                         Increase
(In thousands)                         Volume       Rate     (Decrease)    Volume     Rate    (Decrease)
-------------------------------------------------------------------------------------------------------
Interest Income:
Real estate loans residential. . .  $    (311)  $    (544)  $     (855)  $   794   $  (642)  $      152
Real estate loans commercial . . .        (13)       (213)        (226)      (55)     (106)        (161)
Commercial loans . . . . . . . . .         81          22          103       (38)     (148)        (186)
Consumer loans . . . . . . . . . .        120        (151)         (31)      241      (133)         108
Taxable investment securities. . .        417        (390)          27       331      (575)        (244)
Tax-exempt investment securities .         31         152          183       108      (237)        (129)
Interest-earning deposits. . . . .         45           3           48       (62)      (22)         (84)
-------------------------------------------------------------------------------------------------------
Total interest income. . . . . . .        370      (1,121)        (751)    1,319    (1,863)        (544)
Interest Expense:
NOW  accounts. . . . . . . . . . .         22         (27)          (5)       18       (46)         (28)
Money management accounts. . . . .        255          64          319       149      (143)           6
Savings and club accounts. . . . .         12         (70)         (58)       57      (494)        (437)
Time deposits. . . . . . . . . . .        (96)       (272)        (368)      318      (765)        (447)
Junior subordinated debentures . .          8           7           15       114       (16)          98
Borrowings . . . . . . . . . . . .       (262)        (16)        (278)     (232)      (34)        (266)
-------------------------------------------------------------------------------------------------------
Total interest expense . . . . . .        (61)       (314)        (375)      424    (1,498)      (1,074)
-------------------------------------------------------------------------------------------------------
Net change in net interest income.  $     431   $    (807)  $     (376)  $   895   $  (365)  $      530
========================================================================================================

--------------------------------------------------------------------------------

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

                                                   For the Years Ended December 31,
-----------------------------------------------------------------------------------
(In thousands)                                                2004    2003    2002
-----------------------------------------------------------------------------------
Service charges on deposit accounts . . . . . . . . . . . .  $  967  $  818  $  629
Loan servicing fees . . . . . . . . . . . . . . . . . . . .     256     282     265
Increase in the value of bank owned life insurance. . . . .     175     171     179
Net gains on sales of loans/foreclosed real estate. . . . .     279     326     193
Other charges, commissions and fees . . . . . . . . . . . .     598     469     438
-----------------------------------------------------------------------------------
Core noninterest income . . . . . . . . . . . . . . . . . .   2,275   2,066   1,704
Net gains on sales and impairment of investment securities.     772     542     390
-----------------------------------------------------------------------------------
Total noninterest income. . . . . . . . . . . . . . . . . .  $3,047  $2,608  $2,094
===================================================================================

Noninterest income in 2004 increased 17%, compared to 2003, as a result of a 10% increase in core noninterest income and a 42% increase in the non-core item, net gains on sales and impairment of investment securities. The increase in the number of deposit accounts and the introduction of new services to customers primarily accounted for the $149,000 increase in service charges on deposit accounts when compared to 2003. A $129,000 increase in other charges, commissions and fees primarily resulted from recording $54,000 in New York State grant income associated with a company wide Leadership Training initiative program, along with increased foreign ATM usage fees and fees associated with the company's Visa debit card. Net gains on the sale of loans/foreclosed real estate decreased $47,000, or 14%, resulting primarily from a $40,000 reduction in the gain recognized on the sale of loans to the secondary market as the volume of loans sold decreased 47%. Investment security gains increased $230,000, or 42%, when compared to the 2003 period. Investment security net gains consist of net gains associated with the sale of equity and corporate debt securities.

Noninterest income increased $514,000, or 25%, in 2003 compared to 2002. The increase was primarily attributable to a $362,000 increase in the core noninterest income components: a $189,000 increase in service charges on deposit accounts; a $17,000 increase in loan servicing fees due to the increase in our servicing portfolio and a $133,000 increase in net gains on sale of loans/foreclosed real estate and a $31,000 increase in other charges, commissions and fees. These increases in core noninterest income were partially offset by an $8,000 decrease in the value of bank owned life insurance. The increase in the net gains on sale of loans/foreclosed real estate primarily resulted from the Company recognizing an increase in the gain of $152,000 in 2003 related to the sale of loans to the secondary market. The $152,000 increase in net gains on sales of security investments when compared to 2002 primarily resulted from the Company recognizing a $275,000 impairment loss on a corporate debt security in the fourth quarter of 2002.

--------------------------------------------------------------------------------

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the years indicated.

                           For the Years Ended December 31,
-----------------------------------------------------------
(In thousands)                      2004    2003    2002
-----------------------------------------------------------
Salaries and employee benefits. .  $4,798  $4,455  $3,757
Building occupancy. . . . . . . .   1,031   1,004     796
Data processing expenses. . . . .     981     868     920
Professional and other services .     682     770     858
Amortization of intangible asset.     223     223      39
Other expenses. . . . . . . . . .   1,592   1,774   1,594
-----------------------------------------------------------
Total noninterest expense . . . .  $9,307  $9,094  $7,964
===========================================================

Noninterest expenses increased $213,000, or 2%, for the 12 months ended December 31, 2004 when compared to 2003. Salaries and employee benefits increased 8% in 2004 primarily resulting from incremental salary raises and promotions, the hiring of a Human Resource Manager and increased pension and health insurance costs. The 13% increase in data processing expenses during 2004 related to additional depreciation costs associated with a full year's operation of the new Fulton branch, combined with a 15% increase in internet banking usage, additional check processing charges due to a 5% increase in customer volume from a checking account acquisition program, and additional ATM processing charges related to the installation of a new ATM machine and products and supplies resulting from the increase in customer volume. Professional and other services decreased 11% due to a reduction in legal fees relating to a foreclosed property in 2003, not recurring in 2004 and a reduction in mortgage consulting fees as in-house personnel were used to perform work that was originally contracted. These reductions were offset by an increase in consulting fees associated with the checking account acquisition program and expenses associated with a leadership training program. Corresponding grant income recorded in other income offset the leadership training program expenses. The 10% decrease in other operating expenses during 2004 resulted primarily from a $164,000 expense relating to personnel realignment in 2003.

Noninterest expenses increased 14% for the 12 months ended December 31, 2003 when compared to 2002. Salaries and employee benefits increased 19% in 2003 primarily resulting from the incremental salary and benefit costs associated with the operation of an additional branch location and increased pension and health insurance costs. The 26% increase in building occupancy expenses during 2003 also related to additional costs associated with a full year's operation of the additional branch. Amortization expense for 2003 increased $184,000 due to the amortization of branch acquisition intangibles. The 11% increase in other operating expenses during 2003 resulted primarily from a $164,000 expense relating to personnel realignment.

INCOME  TAX  EXPENSE

Income tax expense decreased $99,000 to $502,000 for the year ended December 31, 2004 as compared to $601,000 in the prior year. The decrease in income tax expense reflected lower pre-tax income during the year. The Company's effective tax rate remained at 27% in 2004. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies. Enactment of proposed state tax legislation regarding Real Estate Investment
Trusts  would  increase  the  state  tax  rate  for  the  Company.

Income tax expense increased $213,000 to $601,000 for the year ended December 31, 2003 as compared to $388,000 in the prior year. The increase in income tax expense reflected higher pre-tax income during the year. The Company's effective tax rate increased to 27% in 2003 compared to 25% in the prior year.

--------------------------------------------------------------------------------

CHANGES  IN  FINANCIAL  CONDITION

INVESTMENT  SECURITIES

The investment portfolio represents 28% of the Company's earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting the liquidity needs of the loan and deposit operations and managing the Company's interest rate risk strategies. All of the Company's investments are classified as available for sale. The Company invests in investment securities consisting primarily of mortgage-backed securities, securities issued by United States Government agencies and sponsored enterprises, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLB of NY). By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on commercial real estate loans and multi-family real estate loans.

Investment securities and Federal Home Loan Bank ("FHLB") stock increased $17.2 million, or 29%, to $76.8 million at December 31, 2004 from $59.6 million at December 31, 2003. The increase in investment securities was primarily attributable to the acquisition of investment securities to collateralize municipal accounts. In comparison, investment securities decreased $2.9 million, or 5%, from 2002 to 2003. The decrease in investment securities was primarily attributable to the acceleration of principal repayment on mortgaged-backed securities, reflecting refinancing activity in the underlying loans.

The following table sets forth the carrying value of the Company's investment portfolio and Federal Home Loan Bank Stock at the dates indicated.

                                                                        AT DECEMBER 31,
--------------------------------------------------------------------------------------------
(In Thousands)                                                       2004      2003     2002
--------------------------------------------------------------------------------------------
Investment Securities:
  US treasury and agencies. . . . . . . . . . . . . . .  $         21,609   $ 6,354  $ 4,378
  State and political subdivisions. . . . . . . . . . .             8,881     7,359    8,549
  Corporate . . . . . . . . . . . . . . . . . . . . . .             5,919     6,421   15,375
  Mortgage-backed . . . . . . . . . . . . . . . . . . .            32,213    29,734   24,440
  Equity securities and FHLB stock. . . . . . . . . . .             2,800     2,932    6,225
  Mutual funds. . . . . . . . . . . . . . . . . . . . .             5,935     5,712    2,582
--------------------------------------------------------------------------------------------
                                                         $         77,357   $58,512  $61,549
Unrealized (loss) gain on available for sale portfolio.              (520)    1,095      957
--------------------------------------------------------------------------------------------
    Total investments in securities and FHLB stock. . .  $         76,837   $59,607  $62,506
============================================================================================

--------------------------------------------------------------------------------

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities and Federal Home Loan Bank ("FHLB") Stock at December 31, 2004. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

                                             ONE  YEAR  OR  LESS       ONE  TO  FIVE  YEARS       FIVE  TO  TEN  YEARS
-------------------------------------------------------------------------------------------------------------------------
                                                       ANNUALIZED                  ANNUALIZED                  ANNUALIZED
                                         AMORTIZED      WEIGHTED     AMORTIZED      WEIGHTED     AMORTIZED      WEIGHTED
(Dollars in thousands)                      COST     AVERAGE YIELD      COST     AVERAGE YIELD      COST     AVERAGE YIELD
-------------------------------------------------------------------------------------------------------------------------
Debt investment securities:
US Treasury and agencies. . . . . . . .           -         -      $   14,679         2.64%     $    6,929        3.81%
State and political subdivisions. . . .  $      849      7.01%          3,582         5.52%          1,863        5.17%
Corporate . . . . . . . . . . . . . . .  $    1,998      1.52%            799         6.96%            986        4.93%
-------------------------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . .  $    2,847      3.16%      $  19,060         3.37%      $   9,778        4.18%

Equity and mortgage-backed securities:
Mutual funds. . . . . . . . . . . . . .  $    5,935      1.48%           -              -               -            -
Mortgage-backed . . . . . . . . . . . .           -         -      $    2,534         4.80%     $   10,883        3.88%
Equity securities and FHLB stock. . . .       2,800      1.73%              -            -               -           -
-------------------------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . .  $    8,735      1.56%     $    2,534         5.76%     $   10,883        3.83%
------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES . . . . . .  $   11,582      1.95%     $   21,594         3.53%     $   20,661        4.02%
===========================================================================================================================

                                             MORE THAN TEN YEARS        TOTAL INVESTMENT SECURITIES
-------------------------------------------------------------------------------------------------------
                                                       ANNUALIZED                           ANNUALIZED
                                         AMORTIZED      WEIGHTED     AMORTIZED    FAIR       WEIGHTED
(Dollars in thousands)                      COST     AVERAGE YIELD      COST      VALUE   AVERAGE YIELD
-------------------------------------------------------------------------------------------------------
Debt investment securities:
US Treasury and agencies. . . . . . . .  $        -         -      $   21,608     $21,212       3.02%
State and political subdivisions. . . .       2,588      6.22%          8,882       9,012       5.80%
Corporate . . . . . . . . . . . . . . .       2,136      3.10%          5,919       5,959       4.83%
-------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . .       4,724      4.88%         36,409      36,183       3.99%

Equity and mortgage-backed securities:
Mutual funds. . . . . . . . . . . . . .           -         -           5,935       5,902       1.47%
Mortgage-backed . . . . . . . . . . . .      18,796      4.03%         32,213      32,027       4.04%
Equity securities and FHLB stock. . . .           -        -            2,800       2,725       1.73%
-------------------------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . . . . .      18,796      0.00%         40,948      40,654       3.51%
-------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES . . . . . .  $   23,520      4.18%     $   77,357     $76,837       3.74%
=======================================================================================================

--------------------------------------------------------------------------------

LOANS  RECEIVABLE

Loans receivable represent 69% of the Company's earning assets and account for the greatest portion of total interest income. The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area. The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable. It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term. Commercial loans comprise 9% of the total loan portfolio. At December 31, 2004, 89% of the Company's total loan portfolio consisted of loans secured by real estate, of which 16% consisted of commercial real estate loans.

                                                  December 31,
-----------------------------------------------------------------------------
(In thousands)                 2004      2003      2002      2001      2000
-----------------------------------------------------------------------------
Residential real estate (1)  $123,898  $128,989  $123,178  $112,110  $ 97,268
Commercial real estate. . .    29,874    31,278    32,657    30,455    27,367
Commercial loans. . . . . .    16,834    15,090    13,196    14,358    12,873
Consumer loans. . . . . . .    18,505    16,880    15,068    12,615    12,987
-----------------------------------------------------------------------------
Total Loans Receivable       $189,111  $192,237  $184,099  $169,538  $150,495
=============================================================================

(1)  Includes  loans  held  for  sale.

The following table shows the amount of loans outstanding as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as on year or less. Adjustable and floating rate loans are included in the period on which interest rates are next schedules to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                            Due Under   Due 1-5    Due Over
(In thousands)              One Year    Years     Five Years    Total
---------------------------------------------------------------------
Real estate:
Commercial real estate .  $    5,683  $ 19,939  $     4,252  $ 29,874
Construction . . . . . .         419       332        4,179     4,930
Residential real estate.      39,755    59,365       19,848   118,968
---------------------------------------------------------------------
                          $   45,857  $ 79,636  $    28,279  $153,772
---------------------------------------------------------------------
Commercial . . . . . . .      12,726     3,673          435    16,834
Consumer . . . . . . . .       9,595     4,592        4,318    18,505
---------------------------------------------------------------------
Total loans. . . . . . .  $   68,178  $ 87,901  $    33,032  $189,111
---------------------------------------------------------------------
Interest rates:
Fixed. . . . . . . . . .      33,793    61,482       25,139   120,414
Variable . . . . . . . .      34,385    26,419        7,893    68,697
---------------------------------------------------------------------
Total Loans. . . . . . .  $   68,178  $ 87,901  $    33,032  $189,111
=====================================================================

Total loans receivable decreased $3.1 million, or 2%, over the prior year. By comparison, loans receivable increased $8.1 million, or 4%, in 2003 from 2002. The decrease of the loan portfolio is primarily attributable to the decrease in residential and commercial mortgages as amortization, prepayments and sales outpaced loan originations of $29.3 million during 2004. Decreases in the mortgage portfolios were partially offset by an increase in municipal loans and consumer loans. The growth in the consumer loan portfolio is primarily home equity loan originations.

--------------------------------------------------------------------------------

Residential real estate loans decreased $5.1 million, or 4%, during 2004. The residential real estate portfolio consists of 64% in fixed-rate mortgages and 36% in adjustable-rate mortgages. The decrease in the residential real estate portfolio is principally due to a net decrease in 15-year fixed rate mortgages of $7.5 million and a $1.3 million decrease in 30-year fixed rate loans held for sale, partially offset by an increase in the adjustable rate mortgage portfolio. The Company focused its mortgage marketing efforts on hybrid adjustable rate mortgages ("ARM"s). Hybrid ARMs have rates that are fixed for an initial period (principally 3, 5, 7 or 10 years) and then convert to one-year adjustable rate mortgages. During 2003, the Company originated $23.0 million of 30-year fixed rate mortgages and subsequently sold them into the secondary market as customers continued to refinance their higher fixed rate and adjustable rate mortgages into the fixed rate portfolio products, as compared to $17.1 million in originations of 30-year fixed rate mortgages in 2002.

Commercial real estate loans decreased $1.4 million, or 4%, from the prior year as amortization and pre-payments outpaced loan originations during 2004. Commercial real estate loans decreased $1.4 million, or 4%, during 2003.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 10% to $18.5 million at December 31, 2004. The increase resulted from an increase in home equity lines of credit and second mortgage loans. The Company has promoted its home equity products by offering the customer loans with no closing costs and competitive market rates. Management feels these loans are an attractive use of funds and will continue to promote home equity products in 2005. During 2003, consumer loans increased $1.8 million, or 12%, resulting primarily from an increase in home equity products.

Commercial loans, including loans to municipalities, increased 12% over the prior year to $16.8 million at December 31, 2004. The increase in commercial loans resulted from a $900,000 increase in short-term loans to the Company's municipal customers and an $800,000 net increase in small business loans. The balance of municipal loans at December 31, 2003 was $2.6 million. In comparison, commercial loans, including municipal loans, increased 14% during 2003 primarily due to the origination of municipal loans.

NONPERFORMING  LOANS  AND  ASSETS

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                           DECEMBER 31,
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                       2004     2003     2002     2001    2000
------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial real estate and commercial. . . . . . .  $         776   $1,677   $  603   $  488   $  169
Consumer . . . . . . . . . . . . . . . . . . . . .            122      172      166       56       65
Real estate - construction . . . . . . . . . . . .              -      270        -        -        -
              mortgage. . . . . . . . . .                     953      873      942    1,576    1,594
------------------------------------------------------------------------------------------------------
Total nonaccrual loans . . . . . . . . . . . . . .  $       1,851   $2,992   $1,711   $2,120   $1,828
Loans past due 90 days or more and still accruing.              -        -        -        -        -
------------------------------------------------------------------------------------------------------
Total non-performing loans . . . . . . . . . . . .  $       1,851   $2,992   $1,711   $2,120   $1,828
Foreclosed real estate . . . . . . . . . . . . . .            798      202    1,396      632      884
------------------------------------------------------------------------------------------------------
Total non-performing assets. . . . . . . . . . . .  $       2,649   $3,194   $3,107   $2,752   $2,712
======================================================================================================
Non-performing loans to total loans. . . . . . . .           0.98%    1.59%    0.95%    1.30%    1.23%
Non-performing assets to total assets. . . . . . .           0.88%    1.15%    1.11%    1.13%    1.17%
------------------------------------------------------------------------------------------------------
Interest income received on nonaccrual loans . . .              -        -        -        -        -
------------------------------------------------------------------------------------------------------
Interest income that would have been recorded
under the original terms of the loans. . . . . . .  $          64   $   75   $  141   $  118   $  132
------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total nonperforming assets (nonperforming loans and foreclosed real estate) at December 31, 2004 were 0.88% of total assets as compared to 1.15% of total assets  at  December  31,  2003.  Total nonperforming loans (past due 90 days or more) decreased $1.1 million, or 38%, during 2004. The total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 1.93% at December 31, 2004 compared to 3.46% at December 31, 2003. Approximately 51% of the Company's nonperforming loans at December 31, 2004 are secured by residential real estate with loss potential expected to be manageable within the allocated reserves. Nonperforming loans decreased 38% primarily due to the resolution of certain commercial credit relationships through payment, foreclosure and transfer into foreclosed real estate or the charge-off of unrecoverable amounts. In addition, the Bank has instituted a more stringent collection policy that has successfully reduced consumer and residential mortgage delinquencies by 18%. Foreclosed real estate increased $596,000 primarily due to the foreclosure of three commercial properties during 2004 that are presently being marketed and are carried at their expected realizable value.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans in 2004. At December 31, 2004 the Company had $3.1 million in loans which were deemed to be impaired having a valuation allowance of $760,000. $2.6 million of the impaired loan balance represents one commercial credit relationship that was restructured during 2004. A $600,000 impairment reserve is recorded on this relationship. The customer has been making payments according to the restructured terms.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries. Allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. The Company uses a general allocation method for the residential real estate and the consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions. The Company reviews individually, commercial real estate and commercial loans greater than $150,000, on nonaccrual and risk rated under the Company's risk rating system, as special mention, substandard, doubtful or loss to determine if the loans are impaired. If loans are determined to be impaired, the Company establishes a specific reserve allocation. The specific allocation is determined based on the most recent valuation of the loan's collateral and the customer's ability to pay. For all other commercial real estate and commercial loans, the Company uses the general allocation methodology that establishes a reserve for each risk rating category. The general allocation methodology for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools. The allowance for loan losses reflects management's best estimate of probable loan losses at December 31, 2004.

The allowance for loans losses was $1.8 million at December 31, 2004, a 7% increase from December 31, 2003. The allowance for loans losses as a percentage of total loans increased to 0.98% at December 31, 2004 from 0.91% in the prior year. Net loan charge-offs were $626,000 during 2004 compared to $364,000 in 2003. The Company experienced a higher level of charge-offs during 2004 resulting from the charge-off of portions of three commercial lending relationships.

--------------------------------------------------------------------------------

The following table sets forth the analysis of the allowance for loan losses at or for the periods indicated.

                                       2004            2003            2002           2001            2000
-----------------------------------------------------------------------------------------------------------------
                                          % GROSS        % GROSS         % GROSS        % GROSS          % GROSS
(Dollars in thousands)            AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT  LOANS   AMOUNT   LOANS
-----------------------------------------------------------------------------------------------------------------
Commercial real estate and loans  $1,483    9.0%  $1,218    8.0%  $1,042    7.3%  $1,083    8.8%  $  455    8.6%
Consumer loans . . . . . . . . .     270    9.9%     120    8.9%     136    8.3%     100    7.7%     353    8.6%
Residential real estate. . . . .      74   81.1%     377   83.1%     303   84.4%     496   83.5%     466   82.8%
-----------------------------------------------------------------------------------------------------------------
Total. . . . . . . . . . . . . .  $1,827  100.0%  $1,715  100.0%  $1,481  100.0%  $1,679  100.0%  $1,274  100.0%
=================================================================================================================

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

(Dollars in thousands)                           2004     2003      2002     2001     2000
-------------------------------------------------------------------------------------------
Balance at beginning of year. . . . . . . . .  $1,715   $1,481   $ 1,679   $1,274   $1,150
Allowance acquired in branch purchase . . . .       -        -        57        -        -
Provisions charged to operating expenses. . .     738      598     1,375      708      244
-------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off
Commercial real estate and loans. . . . . . .      41        3        26       53        -
Consumer. . . . . . . . . . . . . . . . . . .      20       17         6        9       19
Residential real estate . . . . . . . . . . .       -       17         -        -        -
-------------------------------------------------------------------------------------------
Total recoveries. . . . . . . . . . . . . . .      61       37        32       62       19
-------------------------------------------------------------------------------------------
Loans charged off:
Commercial real estate and loans. . . . . . .    (439)    (128)   (1,285)     (72)     (38)
Consumer. . . . . . . . . . . . . . . . . . .    (126)    (189)     (291)    (184)     (61)
Residential real estate . . . . . . . . . . .    (122)     (84)      (86)    (109)     (40)
-------------------------------------------------------------------------------------------
Total charged-off . . . . . . . . . . . . . .    (687)    (401)   (1,662)    (365)    (139)
-------------------------------------------------------------------------------------------
Net charge-offs . . . . . . . . . . . . . . .    (626)    (364)   (1,630)    (303)    (120)
-------------------------------------------------------------------------------------------
Balance at end of year. . . . . . . . . . . .  $1,827   $1,715   $ 1,481   $1,679   $1,274
===========================================================================================
Net charge-offs to average loans outstanding.    0.33%    0.19%     0.92%    0.19%    0.08%
Allowance for loan losses to year-end loans .    0.98%    0.91%     0.82%    1.03%    0.86%
===========================================================================================

DEPOSITS

The Company's retail deposit base is drawn from six full-service offices in its market area. The deposit base consists of demand deposits, money management accounts, savings and time deposits. During 2004, 64% of the Company's average deposit base of $230.4 million consisted of core deposits. Core deposits are considered to be more stable and provide the Company with a low-cost source of funds. The Company will continue to emphasize retail deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings. Pathfinder Commercial Bank, the limited-purpose commercial banking subsidiary of Pathfinder Bank, assumed $11.6 million in municipal deposits as part of the Branch Acquisition. The Commercial Bank has allowed the Company to serve the depository needs of the various municipalities, school districts, and other public funding sources throughout its market area. The Commercial Bank will seek business growth by focusing on its local identification and service excellence. The Commercial Bank had an average balance of $27.6 million in municipal deposits in 2004, primarily concentrated in money market accounts.

Average deposits increased $22.3 million, or 11%, when compared to 2003. Deposit growth in 2004 resulted from the growth both in retail and in municipal deposits. The Commercial Bank increased the number of municipal customers to 20 in 2004 from 11 in 2003. The new municipal customers account balances represented $20.2 million of the $30.0 million in municipal deposits outstanding at December 31, 2004.

--------------------------------------------------------------------------------

The Company's average deposit mix in 2004, as compared to 2003, reflected a slight shift from time deposits to money management accounts. The Company's average demand deposits, interest and noninterest bearing, represented 17% of total average deposits, which was comparable with 2003. The Company's money management accounts represented 18% of total deposits, up 8 percentage points for the same period in 2003. The Company promotes its money management account by offering competitive rates to retain existing and attract new customers.

The average amount of deposits, average rate paid and percentage of deposits are summarized below for the years indicated.

                                                     For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                      2004                         2003                       2002
-------------------------------------------------------------------------------------------------------------
                                       Avg    Percent              Avg   Percent               Avg   Percent
                              Avg     Rate      of        Avg     Rate      of        Avg     Rate      of
(Dollars in thousands)      Balance   Paid   Deposits   Balance   Paid   Deposits   Balance   Paid   Deposits
-------------------------------------------------------------------------------------------------------------
Noninterest bearing
   demand accounts . . . .  $ 17,974  0.00%      7.80%  $ 16,345  0.00%      7.86%  $ 13,154  0.00%      7.28%
NOW accounts . . . . . . .    20,808  0.65%      9.03%    17,663  0.79%      8.49%    15,850  1.06%      8.77%
Money management accounts.    40,775  1.39%     17.70%    21,788  1.14%     10.47%    11,571  2.09%      6.40%
Savings and club accounts.    68,046  0.67%     29.54%    66,481  0.77%     31.96%    62,494  1.52%     34.57%
Time deposits. . . . . . .    82,769  3.00%     35.93%    85,751  3.33%     41.22%    77,701  4.25%     42.98%
-------------------------------------------------------------------------------------------------------------
Total average deposits . .  $230,372  1.71%    100.00%  $208,028  1.96%    100.00%  $180,770  2.78%    100.00%
==============================================================================================================

At December 31, 2004, time deposits in excess of $100,000 totaled $18.3 million, or 22%, of time deposits and 8% of total deposits. At December 31, 2003, these deposits totaled $14.6 million, or 18% of time deposits and 7% of total deposits.

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more time remaining until maturity as of December 31, 2004:

                            Certificates of
                               Deposit of
(In thousands)              $100,000 or more
--------------------------  ----------------
Remaining Maturity:
Three Months or less . . .  $          3,770
Three through Six months .             3,798
Six through twelve months.             2,803
Over twelve months . . . .             7,879
--------------------------------------------
    Total. . . . . . . . .  $         18,250
                            ================

--------------------------------------------------------------------------------

BORROWINGS

Short-term borrowings are comprised primarily of advances and overnight borrowing at the Federal Home Loan Bank in New York. There were $1.0 million in short-term borrowings outstanding at December 31, 2004 as compared to $2.1 million in 2003.

Information regarding short-term borrowings during 2004, 2003 and 2002 is as follows:

(Dollars in thousands)                         2004      2003      2002
--------------------------------------------------------------------------------
Maximum outstanding at any month end. . . .  $3,100   $12,000   $20,668
Average amount outstanding during the year.   1,400     2,660     7,164
Average interest rate during the year . . .    1.31%     1.17%     4.63%
================================================================================

Long-term borrowed funds consist of advances from the Federal Home Loan Bank and junior subordinated debentures. Long-term borrowed funds totaled $49.5 million at December 31, 2004 as compared to $43.9 million at December 31, 2003.

CAPITAL

Shareholders' equity remained constant at $21.8 million at December 31, 2004. The Company added $1.4 million to retained earnings through net income, partially offset by cash dividends returned to its shareholders of $664,000. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., waived its right to receive the dividend for the quarters ended June 30, 2004 and December 31, 2004.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2004, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%. See Note 17 for the Company's and the Bank's ratios.

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

--------------------------------------------------------------------------------

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2004, management believes that liquidity as measured by the Company is in compliance with its policy guidelines.

AGGREGATE  CONTRACTUAL  OBLIGATIONS

The following table represents the Company's on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2004:

                                           OVER 1 OVER 3
                                  1 YEAR     TO     TO     OVER 5
(In thousands)                   OR LESS  3 YEARS 5 YEARS   YEARS     TOTAL
----------------------------------------------------------------------------
Time deposits. . . . . . . . .  $44,257  $26,512  $ 7,506  $ 6,108  $ 84,383
Junior subordinated debentures        -        -        -    5,155     5,155
Borrowings . . . . . . . . . .    6,000   19,350   10,010        0    35,360
Operating leases . . . . . . .       42       93      100      166       401
Payments under benefit plans .      251      638      537    5,365     6,792
----------------------------------------------------------------------------
Total. . . . . . . . . . . . .  $50,550  $46,593  $18,153  $16,794  $132,091
============================================================================

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

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2004, the Company had $18.2 million in outstanding commitments to extend credit and standby letters of credit. See
Note  15.

--------------------------------------------------------------------------------

ITEM  7A:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

During the 2001 through 2003 period, the Federal Reserve lowered interest rates thirteen times by a total of 550 basis points. During 2004, short-term rates have increased 100 basis points while longer-term interest rates have remained relatively stable. Efforts have been made to shorten the repricing duration of rate sensitive assets by purchasing investment securities with maturities within the next 3 to 5 years and promoting portfolio ARM (adjustable rate mortgage) and hybrid ARM products. During the three-year period of rapid interest rate reductions the Company's interest-earning assets and interest-bearing liabilities repriced significantly. The short-term interest rate increases during 2004 have caused net interest margin compression as short-term deposits and borrowings on the Company's liability sensitive balance sheet have repriced into the current rate environment while security purchases and new loan originations and refinances were being done at the stable longer-term yields. During this period the Company has practiced conservative balance sheet management strategies in anticipation of an upward shift of the yield curve. In addition, the Company has extended the duration of its rate sensitive liabilities by lengthening the maturities of its existing borrowings and offering certificates of deposit with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the instrument to the then prevailing rate for the certificate of deposit with the same term. This conservative balance sheet management strategy has resulted in additional margin pressure and reduction in net interest income during the current year. Management believes that this balance sheet strategy best positions the Company and lessons its risk against future interest rate changes.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific point in time ("GAP") typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

--------------------------------------------------------------------------------

The following table shows the GAP position for the Company as of December 31, 2004.

                                                        Within     3 to 12     1 to 3    3 to 5    5 to 10   More than
(Dollars in thousands)                                  3 Months     Months     Years     Years     Years    10 Years   Total
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Interest earning deposits . . . . . . . . . . . . . .  $  7,584   $      -   $      -   $     -   $     -   $     -   $  7,584
Investment securities and FHLB stock. . . . . . . . .    12,422      6,491     15,579    19,893    18,755     3,697     76,837
Loans receivable. . . . . . . . . . . . . . . . . . .    31,452     36,726     55,166    32,735    26,312     6,720    189,111
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets . . . . . . . . . . . .  $ 51,458   $ 43,217   $ 70,745   $52,628   $45,067   $10,417   $273,532
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Transaction deposit accounts (1). . . . . . . . . . .  $ 47,544   $ 10,068   $  6,916   $     -   $     -   $     -   $ 64,528
Savings deposits (1). . . . . . . . . . . . . . . . .       945      8,544     14,945    11,311    16,234    16,623     68,602
Certificates of deposit . . . . . . . . . . . . . . .    14,097     30,108     26,512     7,506     6,109        51     84,383
Borrowings. . . . . . . . . . . . . . . . . . . . . .     3,000      3,000     19,350    10,010         -         -     35,360
Junior subordinated debentures. . . . . . . . . . . .     5,155          -          -         -         -         -      5,155
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities. . . . . . . . . .  $ 70,741   $ 51,720   $ 67,723   $28,827   $22,343   $16,674   $258,028
=============================================================================================================================
Interest-earning assets less interest-
bearing liabilities ("interest rate sensitivity gap")  $(19,283)  $ (8,503)  $  3,022   $23,801   $22,724   $(6,257)
Cumulative excess (deficiency) of interest-
sensitive assets over interest-sensitive liabilities.  $(19,283)  $(27,786)  $(24,764)  $  (963)  $21,761   $15,504
Interest sensitivity gap to total assets. . . . . . .    -12.17%     -2.82%      1.00%     7.88%     7.52%    -2.07%
Cumulative interest sensitivity gap to total assets .     -6.38%     -9.20%     -8.20%    -0.32%     7.20%     5.13%
Ratio of interest-earning assets to interest-
bearing liabilities . . . . . . . . . . . . . . . . .     72.74%     83.56%    104.46%   182.56%   201.71%    62.47%
Cumulative ratio of interest-earning assets to
interest-bearing liabilities. . . . . . . . . . . . .     72.74%     77.31%     86.98%    99.56%   109.02%   106.01%
=============================================================================================================================

(1) The following assumptions have been used when analyzing non-maturity deposits for GAP Table purposes: 14% of savings deposits are assumed to reprice or mature within one year, 22% within 1 to 3 years, 16% within 3 to 5 years, and 24% within each of the remaining time periods. Transaction deposits - 66% of the NOW account balances are assumed to reprice or mature within one year, and the remaining 34% is assumed to reprice or mature within the 1 to 3 year time frame. 100% of the money management accounts are assumed to reprice within the first three months

Management believes the simulation of net interest income (Earnings at Risk) and net portfolio value (Value at Risk) in different interest rate environments provides a more meaningful measure of interest rate risk. Income simulation analysis captures both the potential of all assets and liabilities to mature or reprice and the probability that they will do so. Income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them. Net portfolio value represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities using a discounted cash flow technique).

The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Percentage Change in Net Interest Income" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Percentage Change in Net Portfolio Value" measures changes in the current fair value of assets and liabilities to parallel shifts in the yield curve. The column "NPV Capital Ratio" measures the ratio of the fair value of net assets to the fair value of total assets at the base case and in 100 basis point incremental interest rate shocks. Currently, the Company's model projects a 300 basis point increase and a 100 basis point decrease during the next year. With the federal funds rate near record lows, the Company's ALCO believed it was a better measure of current risk assuming a minus 100 point scenario, as a minus

--------------------------------------------------------------------------------

300 basis point reduction would be unlikely given that current short-term market interest rates are already below 3.00%. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's current interest rate risk exposure is within those guidelines set forth.

                          Percentage      Percentage
Change in      NPV        Change in       Change in
Interest     Capital    Net Interest   Net Portfolio
Rates         Ratio        Income          Value
-----------------------------------------------------
300 . . .        7.74%        -14.77%         -30.05%
200 . . .        8.72%         -9.66%         -19.18%
100 . . .        9.61%         -4.69%          -8.55%
0               10.26%          ----            ----
-100. . .       10.33%          2.28%           2.63%
=====================================================

--------------------------------------------------------------------------------

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
PATHFINDER  BANCORP,  INC
                                                                    Page

Report  of  Independent  Registered  Public  Accounting  Firm        35
Consolidated  Statements  of  Condition                              36
Consolidated  Statements  of  Income                                 37
Consolidated  Statements  of  Changes  in  Shareholders'  Equity     38
Consolidated  Statements  of  Cash  Flows                            39
Notes  to  Consolidated  Financial  Statements                       40

--------------------------------------------------------------------------------

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors  and  Shareholders
Pathfinder  Bancorp,  Inc.
Oswego,  New  York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ BEARD MILLER COMPANY LLP

Harrisburg,  Pennsylvania
March  9,  2005

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION
                                                                                         December 31,
----------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                    2004         2003
----------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       6,741   $  5,803
Interest earning deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,584      2,911
----------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         14,325      8,714
Investment securities, at fair value. . . . . . . . . . . . . . . . . . . . . .         75,069     57,559
Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . . . .          1,768      2,048
Mortgage loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . .          2,159      3,520
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        186,952    188,717
   Less: Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . . .          1,827      1,715
----------------------------------------------------------------------------------------------------------
     Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        185,125    187,002
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .          7,580      6,650
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .          1,505      1,273
Foreclosed real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            798        202
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,840      3,840
Intangible asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            627        850
Bank owned life insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,768      4,493
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,473      1,789
----------------------------------------------------------------------------------------------------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     302,037   $277,940
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     217,513   $191,104
Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,159     15,790
----------------------------------------------------------------------------------------------------------
Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        236,672    206,894
Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000      2,100
Long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,360     38,860
Junior subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . . .          5,155          -
Company obligated mandatorily redeemable preferred securities of subsidiary,
Pathfinder Statutory Trust I, holding solely junior subordinated debentures of
the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -      5,000
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,024      3,301
----------------------------------------------------------------------------------------------------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        280,211    256,155

Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $.01; authorized 10,000,000 shares;
2,937,419 and 2,919,386 shares issued; and 2,450,132 and
2,432,099 shares outstanding, respectively. . . . . . . . . . . . . . . . . . .             29         29
Additional paid-in-capital. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,453      7,225
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,186     20,449
Accumulated other comprehensive (loss) income . . . . . . . . . . . . . . . . .           (307)       662
Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (33)       (78)
Treasury Stock, at cost; 487,287 shares . . . . . . . . . . . . . . . . . . . .         (6,502)    (6,502)
----------------------------------------------------------------------------------------------------------
Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .         21,826     21,785
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . .  $     302,037   $277,940
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS  OF  INCOME

                                                             Years Ended December 31,
-------------------------------------------------------------------------------------
(In thousands,  except  per  share  data)                     2004     2003     2002
-------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees. . . . . . . . . . . . . . . . . .  $11,815  $12,833  $12,936
  Debt securities:
     Taxable. .. . . . . . . . . . . . . . . . . . . . . .    2,075    2,034    2,257
     Tax-exempt .. . . . . . . . . . . . . . . . . . . . .      362      226      322
 Dividends . . . . . . . . . . . . . . . . . . . . . . . .      145      159      180
 Other . . . . . . . . . . . . . . . . . . . . . . . . . .       81       33      117
-------------------------------------------------------------------------------------
       Total interest income . . . . . . . . . . . . . . .   14,478   15,285   15,812
-------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on deposits . . . . . . . . . . . . . . . . . . .    3,639    3,751    4,656
Interest on short-term borrowings. . . . . . . . . . . . .       17       31      332
Interest on long-term borrowings . . . . . . . . . . . . .    1,917    2,166    2,035
-------------------------------------------------------------------------------------
Total interest expense . . . . . . . . . . . . . . . . . .    5,573    5,948    7,023
-------------------------------------------------------------------------------------

Net interest income. . . . . . . . . . . . . . . . . . . .    8,905    9,337    8,789
PROVISION FOR LOAN LOSSES. . . . . . . . . . . . . . . . .      738      598    1,375
-------------------------------------------------------------------------------------
Net interest income after provision for loan losses. . . .    8,167    8,739    7,414
-------------------------------------------------------------------------------------

NONINTEREST INCOME:
Service charges on deposit accounts. . . . . . . . . . . .      967      818      629
Increase in value of bank owned life insurance . . . . . .      175      171      179
Loan servicing fees. . . . . . . . . . . . . . . . . . . .      256      282      265
Net gains on sales and impairment of investment securities      772      542      390
Net gains on sales of loans and foreclosed real estate . .      279      326      193
Other charges, commissions & fees. . . . . . . . . . . . .      598      469      438
-------------------------------------------------------------------------------------
Total other income . . . . . . . . . . . . . . . . . . . .    3,047    2,608    2,094
-------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
Salaries and employee benefits . . . . . . . . . . . . . .    4,798    4,455    3,757
Building occupancy . . . . . . . . . . . . . . . . . . . .    1,031    1,004      796
Data processing expenses . . . . . . . . . . . . . . . . .      981      868      920
Professional and other services. . . . . . . . . . . . . .      682      770      858
Amortization of intangible asset . . . . . . . . . . . . .      223      223       39
Other expenses . . . . . . . . . . . . . . . . . . . . . .    1,592    1,774    1,594
-------------------------------------------------------------------------------------
Total other expenses . . . . . . . . . . . . . . . . . . .    9,307    9,094    7,964
-------------------------------------------------------------------------------------

Income before income taxes . . . . . . . . . . . . . . . .    1,907    2,253    1,544
Provision for income taxes . . . . . . . . . . . . . . . .      502      601      388
-------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,405  $ 1,652  $ 1,156
=====================================================================================
NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . . .  $  0.58  $  0.68  $  0.45
=====================================================================================
NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . . .  $  0.57  $  0.67  $  0.44
=====================================================================================
DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . . .  $  0.405 $  0.40  $  0.30
=====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY

                                                                                Accumulated
                                                                                 Other Com  Un-
                                             Common        Additional          prehensive earned
                                          Stock Issued      Paid-In   Retained  Income     ESOP  Treasury
(In thousands, except per share data)     Shares    Amount   Capital   Earnings   (Loss)   Shares    Stock     Total
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001. . . . . . .  2,894,220   $    29  $6,918   $18,717   $ 379    $(173)  $(3,685)  $22,185
Comprehensive income:
Net income. . . . . . . . . . . . . . .                                  1,156                                1,156
Other comprehensive income, net of tax
Unrealized net gains on securities. . .                                            200                          200
                                                                                                              ______
TOTAL COMPREHENSIVE INCOME: . . . . . .                                                                       1,356

ESOP shares earned. . . . . . . . . . .                           57                         49                 106
Stock option exercised. . . . . . . . .     20,449         -     139                                            139
Treasury stock purchased. . . . . . . .                                                              (130)     (130)
Dividends declared ($.30 per share) . .                                   (425)                                (425)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002. . . . . . .  2,914,669        29   7,114    19,448    579      (124)   (3,815)   23,231
Comprehensive income:
Net income. . . . . . . . . . . . . . .                                  1,652                                1,652
Other comprehensive income, net of tax
Unrealized net gains on securities. . .                                            83                            83
                                                                                                              ______
TOTAL COMPREHENSIVE INCOME: . . . . . .                                                                       1,735

ESOP shares earned. . . . . . . . . . .                           76                         46                 122
Stock option exercised. . . . . . . . .      4,717         -      35                                             35
Treasury stock purchased. . . . . . . .                                                            (2,687)   (2,687)
Dividends declared ($.40 per share) . .                                   (651)                                (651)
---------------------------------------  ----------  --------
BALANCE, DECEMBER 31, 2003. . . . . . .  2,919,386        29   7,225    20,449    662       (78)   (6,502)   21,785

Net income. . . . . . . . . . . . . . .                                  1,405                                1,405
Other comprehensive loss, net of tax
Unrealized net losses on securities                                              (969)                         (969)
                                                                                                              ______
TOTAL COMPREHENSIVE INCOME: . . . . . .                                                                         436

ESOP shares earned. . . . . . . . . . .                           88                         45                 133
Stock option exercised. . . . . . . . .     18,033         -     140                                            140
Dividends declared ($.405 per share). .                                  (668)                                 (668)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004. . . . . . .  2,937,419   $    29  $7,453  $21,186  $(307)    $ (33)   $(6,502)  $21,826
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH  FLOWS

                                                                                     Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                        2004       2003        2002
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,405   $  1,652   $  1,156
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .       738        598      1,375
 ESOP shares earned. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       133        122        106
 Deferred income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . .       502        307        293
 Proceeds from sale of loans . . . . . . . . . . . . . . . . . . . . . . . . . .    12,440     23,380     19,612
 Originations of loans held-for-sale . . . . . . . . . . . . . . . . . . . . . .   (10,884)   (23,049)   (17,759)
 Realized (gains) losses on sales of:
   Foreclosed real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (84)       (91)         5
   Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (195)      (235)      (198)
   Available-for-sale investment securities. . . . . . . . . . . . . . . . . . .      (772)      (542)      (390)
 Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       590        542        469
 Amortization of intangible asset. . . . . . . . . . . . . . . . . . . . . . . .       223        223         39
 Amortization of deferred financing costs. . . . . . . . . . . . . . . . . . . .        30         30         15
 Amortization of mortgage servicing rights . . . . . . . . . . . . . . . . . . .       158        122         84
 Increase in value of bank owned life insurance. . . . . . . . . . . . . . . . .      (175)      (171)      (179)
 Net amortization (accretion) of premiums and discounts on investment securities       358        288        (27)
 (Increase) decrease in interest receivable. . . . . . . . . . . . . . . . . . .      (231)        61        131
 Net change in other assets and liabilities. . . . . . . . . . . . . . . . . . .    (1,855)       159       (708)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .     2,381      3,396      4,024
--------------------------------------------------------------------------------  ---------  ---------  ---------
INVESTING ACTIVITIES:
 Purchase of investment securities available-for-sale and
  Federal Home Loan Bank Stock . . . . . . . . . . . . . . . . . . . . . . . . .   (35,610)   (25,780)   (21,453)
 Proceeds from maturities and principal reductions of
 investment securities available-for-sale. . . . . . . . . . . . . . . . . . . .     9,897     19,898     11,273
 Proceeds from sale:
 Available-for-sale investment securities. . . . . . . . . . . . . . . . . . . .     7,282      9,175      1,847
 Real estate acquired through foreclosure. . . . . . . . . . . . . . . . . . . .       382      1,890        370
 Purchase of bank owned life insurance. . . . . . . . . . . . . . . . . . . . . .   (1,100)         -          -
 Net cash received in branch acquisition . . . . . . . . . . . . . . . . . . . .         -          -     21,324
 Net decrease (increase) in loans. . . . . . . . . . . . . . . . . . . . . . . .       245     (9,203)   (16,724)
 Purchase of premises and equipment. . . . . . . . . . . . . . . . . . . . . . .    (1,520)    (1,571)      (911)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .   (20,424)    (5,591)    (4,274)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net increase in demand deposits, NOW accounts, savings accounts,
  money management deposit accounts and escrow deposits. . . . . . . . . . . . .    28,441      5,429      6,424
 Net increase (decrease) in time deposits. . . . . . . . . . . . . . . . . . . .     1,337     (3,057)     2,110
 Net (repayments on) proceeds from short-term borrowings . . . . . . . . . . . .    (1,100)     1,400    (16,518)
 Payments on long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .    (4,500)    (9,000)    (3,913)
 Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . . . .         -      5,700     13,850
 Proceeds from issuance of mandatorily redeemable preferred securities . . . . .         -          -      4,849
 Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . .       140         35        139
 Cash dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (664)      (651)      (415)
 Treasury stock purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -     (2,687)      (130)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities. . . . . . . . . . . . . . .    23,654     (2,831)     6,396
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .     5,611     (5,026)     6,146
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .     8,714     13,740      7,594
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $ 14,325   $  8,714   $ 13,740
=================================================================================================================
CASH PAID DURING THE PERIOD FOR:
 Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,639   $  5,991   $  7,122
 Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       312        250        850
NON-CASH INVESTING ACTIVITY:
 Transfer of loans to foreclosed real estate . . . . . . . . . . . . . . . . . .       894        605      1,138

The accompanying notes are an integral part of the consolidated financial statements

--------------------------------------------------------------------------------

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS

The accompanying 2004 consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The 2003 and 2002 consolidated financial statements also include the Company's other subsidiary, Pathfinder Statutory Trust I (the "Trust"). The Trust was formed in 2002 for the purpose of issuing mandatorily redeemable convertible securities, which are considered Tier I capital under regulatory capital adequacy requirements. The Trust was deconsolidated upon adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and Interpretation of ARB No 51 (FIN 46), which was revised in December 2003 (See
Note 10). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Inc. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation. The Company has six full service offices located in Oswego County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and investment securities.

Pathfinder Bancorp, M.H.C., (the "Holding Company") a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 64.6% of the outstanding common stock of the Company. Salaries, employee benefits and rent approximating $130,200, $124,000, and $115,000 were allocated from the Company to Pathfinder Bancorp, M.H.C. during 2004, 2003 and 2002, respectively.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has identified the allowance for loan losses and the evaluation of securities for other than temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

--------------------------------------------------------------------------------

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

The Company monitors investment securities for impairment on a quarterly basis. Declines in the fair value of investment securities below cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost,
(2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FEDERAL  HOME  LOAN  BANK  STOCK

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district FHLB according to a predetermined formula. The stock is carried at cost.

MORTGAGE  LOANS  HELD-FOR-SALE

Mortgage loans held-for-sale are carried at the lower of cost or fair value. Fair value is determined in the aggregate. As of December 31, 2004 and 2003, the Company had approximately $1,000,000 and $1,200,000, respectively, of mortgage loan forward commitments outstanding to hedge interest rate risk on certain committed and originated loans. The differences between the settlement value of the forward commitments and the fair value of these commitments were not significant at December 31, 2004 and 2003.

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

LOANS

Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and costs. Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred

--------------------------------------------------------------------------------
are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio and an analysis of the levels and trends of delinquencies and charge-offs. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general and unallocated components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

--------------------------------------------------------------------------------

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

FORECLOSED  REAL  ESTATE

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at their fair value less estimated disposal costs. Write downs of, and expenses related to, foreclosed real estate holdings included in noninterest expense were $49,000, $124,000 and $155,000 in 2004, 2003 and 2002, respectively.

INTANGIBLE  ASSETS

Intangible assets represent core deposit intangibles and goodwill arising from acquisitions. Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on a straight-line basis over a period of five years. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Amortization expense related to core deposit intangibles is estimated to total $223,000 in each year of 2005 and 2006 and $169,000 in 2007.

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

--------------------------------------------------------------------------------

There is no pro forma expense reported for 2004 as stock options were fully vested during 2003. Pro forma amounts of net income and earnings per share under Statement of Financial Accounting Standards No. 123 are as follows:

(Dollars in thousands)                  2003                2002
-----------------------------------------------------------------
Net Income:
As reported. . . . . . . . . . . . . .  $1,652            $1,156
Total stock-based compensation
cost, net of tax, that would have
been included in the determination
of net income if the fair value based
method had been applied to all awards.      28               109
----------------------------------------------------------------
Pro forma. . . . . . . . . . . . . . .  $1,624            $1,047
================================================================

Earnings per share:           Basic    Diluted   Basic   Diluted
----------------------------------------------------------------
As reported . . . .          $ 0.68   $   0.67  $ 0.45  $   0.44
Pro forma . . . . .          $ 0.67   $   0.66  $ 0.41  $   0.40
================================================================

The fair value of these options was estimated at the date of grant in July 2001 using the Black-Scholes options pricing model with the following assumptions: risk free interest rate - 5.0%; dividend yield - 2.0%; market price volatility - 52.4%. An assumed weighted average option life of 6 years has been utilized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted during 2004, 2003 and 2002.

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

TREASURY  STOCK

Treasury stock purchases are recorded at cost. There were no treasury stock purchases in 2004. In 2003, and 2002, the Company purchased 183,114 and 11,000 shares of treasury stock at an average cost of $14.67 and $11.86 per share, respectively. 160,114 of the shares purchased by the Company in 2003 related to a privately negotiated stock repurchase from Jewelcor Management Inc. The shares were purchased at $14.60 per share and represented approximately 6.1% of the Company's outstanding common stock as of December 31, 2002. The privately negotiated transaction was not part of the share repurchase program in effect for that period. The Company believes repurchase programs to be in the best interest of its shareholders as a method to enhance long-term shareholder value.

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

--------------------------------------------------------------------------------

EARNINGS  PER  SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

COMPREHENSIVE  INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the years ended:

                                            For the years
                                          ended December 31,
---------------------------------------------------------------
(In thousands)                            2004     2003    2002
---------------------------------------------------------------
Gross change in unrealized gains on
  securities available for sale. . . .  $  (843)  $ 681   $ 723
Reclassification adjustment for gains
  included in net income . . . . . . .     (772)   (542)   (390)
---------------------------------------------------------------
                                         (1,615)    139     333
Tax effect . . . . . . . . . . . . . .      646     (56)   (133)
---------------------------------------------------------------
Net of tax amount. . . . . . . . . . .  $  (969)  $  83   $ 200
================================================================

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

NOTE  2:  NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Since the Company's options are fully granted and vested, the Company does not anticipate the adoption will have any impact on consolidated financial statements.

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

--------------------------------------------------------------------------------

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted the provisions of SOP 03-3 effective January 1, 2005, and the initial implementation did not have any effect on the Company's consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
--------------------------------------
Cash . . . . . . . . . . . .  $21,559
Loans receivable . . . . . .    2,260
Allowance for loan losses. .      (57)
--------------------------------------
Net loans receivable . . . .    2,203
Bank premises and equipment.      251
Other assets . . . . . . . .       10
Intangible assets. . . . . .    2,376
--------------------------------------
Total assets . . . . . . . .  $26,399
======================================
Deposits . . . . . . . . . .  $26,399
--------------------------------------
 Total liabilities . . . . .  $26,399
======================================

Intangible assets include $1,100,000 in core deposit intangibles amortized over a weighted-average useful life of 5 years. Accumulated amortization approximated $485,000 and $262,000 at December 31, 2004 and 2003, respectively. The remaining $1,276,000 in intangible assets represents goodwill, which is not amortized but is evaluated at least annually for impairment. Amortization of goodwill and the core deposit intangible is deductible for tax purposes.

--------------------------------------------------------------------------------

NOTE  4:  INVESTMENT  SECURITIES  -  AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                     December 31, 2004
--------------------------------------------------------------------------------------
                                                     Gross        Gross      Estimated
                                     Amortized     Unrealized   Unrealized      Fair
(In thousands)                         Cost          Gains        Losses       Value
--------------------------------------------------------------------------------------
Bond investment securities:
US Treasury and agencies. . . . .  $      21,609  $       4     $   (401)    $21,212
State and political subdivisions.          8,881        162          (31)      9,012
Corporate . . . . . . . . . . . .          5,919         92          (52)      5,959
Mortgage-backed . . . . . . . . .         32,213         92         (278)     32,027
--------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . .         68,622        350         (762)     68,210
Equity investments. . . . . . . .          6,967          5         (113)      6,859
--------------------------------------------------------------------------------------
Total investment securities . . .  $      75,589  $     355     $   (875)    $75,069
======================================================================================


                                                    December 31, 2003
--------------------------------------------------------------------------------------
                                                     Gross        Gross      Estimated
                                     Amortized     Unrealized   Unrealized      Fair
(In thousands)                         Cost          Gains        Losses       Value
--------------------------------------------------------------------------------------
Bond investment securities:
US Treasury and agencies. . . . .  $       6,354  $      48     $    (76)    $ 6,326
State and political subdivisions.          7,359        304            -       7,663
Corporate . . . . . . . . . . . .          6,421        345          (70)      6,696
Mortgage-backed . . . . . . . . .         29,734        388         (188)     29,934
--------------------------------------------------------------------------------------
Total . . . . . . . . . . . . . .         49,868      1,085         (334)     50,619
Equity investments. . . . . . . .          6,596        347           (3)      6,940
--------------------------------------------------------------------------------------

Total investment securities . . .  $      56,464  $   1,432     $   (337)    $57,559
======================================================================================

Gross  gains  of  $828,000,  $581,000  and  $665,000  for  2004,  2003 and 2002,
respectively and gross losses of $56,000, $38,000 and $275,000 for 2004, 2003 and 2002, respectively were realized on sales and calls of securities. Tax expense related to net gains on investment securities was $300,700, $211,100 and $151,900 for 2004, 2003 and 2002, respectively. The $275,000 loss in 2002 represented an impairment loss recognized on a corporate debt security. This security was sold during 2003 and a gain of $178,000 was recognized after reversal of the 2002 impairment reserve.

Investment securities with a carrying value of approximately $37,500,000 at December 31, 2004 were pledged to collateralize certain deposit and borrowing arrangements.

--------------------------------------------------------------------------------

The amortized cost and estimated fair value of debt investments at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                        Amortized    Estimated
(In thousands)                             Cost      Fair Value
---------------------------------------------------------------
Due in one year or less. . . . . . . .  $    2,847  $     2,887
Due after one year through five years.      19,060       18,932
Due after five years through ten years       9,778        9,636
Due after ten years. . . . . . . . . .       4,724        4,728
Mortgage-backed securities . . . . . .      32,213       32,027
---------------------------------------------------------------
Totals . . . . . . . . . . . . . . . .  $   68,622  $    68,210
===============================================================

The following table shows the Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

                                                 Less Than          Twelve
                                               Twelve Months      Months or More      Total
---------------------------------------------------------------------------------------------------
                                            Unrealized  Fair   Unrealized  Fair  Unrealized   Fair
(In thousands)                                Losses    Value    Losses    Value   Losses     Value
---------------------------------------------------------------------------------------------------
US Treasury and agency securities . . . . .  $  (370)  $18,903  $   (31)  $  981  $  (401)  $19,884
State and political subdivision securities.      (31)    2,411        -       56      (31)    2,467
Corporate securities. . . . . . . . . . . .      (11)      976      (41)     936      (52)    1,912
Mortgage-backed securities. . . . . . . . .     (215)   19,949      (63)   3,301     (278)   23,250
Equity investment securities. . . . . . . .      (10)      240     (103)   3,547     (113)    3,787
---------------------------------------------------------------------------------------------------
                                             $  (637)  $42,479  $  (238)  $8,821  $  (875)  $51,300
===================================================================================================

At December 31, 2004, 40 mortgage-backed and 30 US treasury and agency securities have unrealized losses, and only 11 of the securities have been in a continuous loss position for 12 months or more. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 4% of book value and a majority had unrealized losses totaling less than 1% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

At December 31, 2004, 9 state and political subdivision securities and 2 corporate securities have unrealized losses, and only 1 of the securities has been in a continuous loss position for 12 months or more. In analyzing the issuer's financial condition, management considers the industry analyst's reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 5% of book value and a majority had unrealized losses totaling less than 1% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

At December 31, 2004, 4 equity securities had unrealized losses. The security in the less than 12 months unrealized loss category is a mutual fund backed by adjustable rate mortgage-backed securities and has an unrealized loss of only 1% of book value. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the mutual fund. Since the underlying securities have variable interest rates and management has the intent and ability to hold until recovery, the decline is not deemed to be other-than-temporary. There are 3 securities that have been in a continuous loss position for 12 months or more. One of the securities in this category represents an investment in the stock of a government agency. However, the unrealized loss at December 31, 2004 was less than the loss at December 31, 2003. Since the unrealized loss at December 31, 2004 is only $58,000 and management has the intent and ability to hold the security until recovery, the

--------------------------------------------------------------------------------
decline is not deemed to be other than temporary. The other 2 securities have unrealized losses totaling only $15,000, which is deemed to be immaterial to the consolidated financial statements.

NOTE  5:  LOANS

Major  classifications  of  loans  at  December  31,  are  as  follows:

(In thousands)                     2004       2003
-----------------------------------------------------
Real estate mortgages:
Conventional. . . . . . . . . .  $117,608   $120,657
Construction. . . . . . . . . .     3,497      4,375
Commercial. . . . . . . . . . .    29,874     31,278
-----------------------------------------------------
                                  150,979    156,310
-----------------------------------------------------
Other loans:
Consumer. . . . . . . . . . . .     3,484      3,932
Home Equity/2nd Mortgage. . . .    15,021     12,948
Lease financing . . . . . . . .       715      1,206
Commercial. . . . . . . . . . .    12,605     11,305
Municipal loans . . . . . . . .     3,514      2,579
-----------------------------------------------------
                                   35,339     31,970
-----------------------------------------------------
Total loans . . . . . . . . . .   186,318    188,280
-----------------------------------------------------
Net deferred loan costs . . . .       634        437
Less allowance for loan losses.    (1,827)    (1,715)
-----------------------------------------------------
Loans receivable, net . . . . .  $185,125   $187,002
=====================================================

The Company grants mortgage and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent upon the counties' employment and economic conditions.

The following represents the approximate activity associated with loans to officers and directors during the fiscal year ending December 31, 2004:

(In thousands)
---------------------------------------
Balance at beginning of year.  $ 5,310
Originations. . . . . . . . .    3,319
Principal payments. . . . . .   (3,719)
---------------------------------------
Balance at end of year. . . .  $ 4,910
=======================================

NOTE  6:  ALLOWANCE  FOR  LOAN  LOSSES

Changes in the allowance for loan losses for the year ended December 31, are summarized as follows:

(In thousands)                  2004     2003      2002
---------------------------------------------------------
Balance at beginning of year.  $1,715   $1,481   $ 1,679
Recoveries credited . . . . .      61       37        32
Provision for loan losses . .     738      598     1,375
Allowance on acquired loans .       -        -        57
Loans charged-off . . . . . .    (687)    (401)   (1,662)
---------------------------------------------------------
Balance at end of year. . . .  $1,827   $1,715   $ 1,481
=========================================================

--------------------------------------------------------------------------------

The following is a summary of information pertaining to impaired loans for the years ending December 31,:

(In thousands)                                   2004    2003
--------------------------------------------------------------
Impaired loans without a valuation allowance .  $    -  $    -
Impaired loans with a valuation allowance. . .   3,110   3,804
--------------------------------------------------------------
Total impaired loans . . . . . . . . . . . . .  $3,110  $3,804
--------------------------------------------------------------
Valuation allowance related to impaired loans.  $  760  $  527
--------------------------------------------------------------
Average investment in impaired loans . . . . .  $3,611  $3,446
--------------------------------------------------------------
Interest income recognized on impaired loans .  $  153  $  139
--------------------------------------------------------------
Interest income recognized on a cash basis on
impaired loans . . . . . . . . . . . . . . . .  $    -  $   93
--------------------------------------------------------------

As of December 31, 2004, no additional funds are committed to be advanced in connection with impaired loans. During 2002, the Company had no loans classified as impaired.

The amount of loans on which the Company has ceased accruing interest aggregated approximately $1,851,000 and $2,992,000 at December 31, 2004 and 2003,
respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2004 or 2003.

NOTE  7:  SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage and other loans serviced for others were $53.0 million and $47.6 million at December 31, 2004 and 2003, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2004 and 2003, was $198,000 and $257,000, respectively.

The  following  summarizes  mortgage-servicing rights capitalized and amortized:

(In thousands)                          2004   2003   2002
-----------------------------------------------------------
Mortgage servicing rights capitalized.  $  99  $ 179  $ 152
Mortgage servicing rights amortized. .  $ 158  $ 122  $  84
===========================================================

NOTE  8:  PREMISES  AND  EQUIPMENT

A  summary  of  premises  and  equipment  at  December  31,  is  as  follows:

(In thousands)                      2004     2003
---------------------------------------------------
Land. . . . . . . . . . . . . . .  $ 1,150  $   675
Buildings . . . . . . . . . . . .    5,587    5,172
Furniture, fixture and equipment.    5,597    5,057
Construction in progress. . . . .      508      471
---------------------------------------------------
                                    12,842   11,375
Less: Accumulated depreciation. .    5,262    4,725
---------------------------------------------------
                                   $ 7,580  $ 6,650
===================================================

--------------------------------------------------------------------------------

NOTE  9:  DEPOSITS

A  summary  of  deposits  at  December  31,  is  as  follows:

(In thousands)                         2004      2003
-------------------------------------------------------
Savings accounts. . . . . . . . . .  $ 66,265  $ 66,683
Time accounts . . . . . . . . . . .    66,133    68,428
Time accounts over $100,000 . . . .    18,250    14,618
Money management accounts . . . . .    44,189    22,337
Demand deposit interest-bearing . .    20,339    16,969
Demand deposit noninterest-bearing.    19,159    15,790
Mortgage escrow funds . . . . . . .     2,337     2,069
-------------------------------------------------------
                                     $236,672  $206,894
=======================================================

At  December 31, 2004, the schedules maturities of time deposits are as follows:

(In thousands)
--------------------------
Year of Maturity
2005. . . . . . .  $44,257
2006. . . . . . .   17,428
2007. . . . . . .    9,084
2008. . . . . . .    3,616
2009. . . . . . .    3,890
Thereafter. . . .    6,108
--------------------------
                   $84,383
==========================

NOTE  10:  BORROWED  FUNDS

The  composition  of  borrowings  at  December  31  is  as  follows:

(In thousands)                                   2004         2003
-----------------------------------------------------------------------
Short-term FHLB advances:
FHLB Advances. . . . . . . . . . . . . . . .  $    1,000  $      2,100
-----------------------------------------------------------------------
Total short-term borrowings. . . . . . . . .  $    1,000  $      2,100
-----------------------------------------------------------------------
Long-term:
FHLB Repurchase agreements . . . . . . . . .       3,400         3,400
FHLB advances. . . . . . . . . . . . . . . .      30,960        35,460
-----------------------------------------------------------------------
Total long-term borrowings . . . . . . . . .  $   34,360  $     38,860
=======================================================================

The principal balance, interest rate and maturity of the above borrowings at December 31, 2004 is as follows:

Term . . . . . . . . . . . . . . . . . . . .  Principal          Rates
-----------------------------------------------------------------------
(Dollars in thousands)
Short-term advances with FHLB. . . . . . . .  $    1,000          2.63%
-----------------------------------------------------------------------
Long-term:
Repurchase agreements (due in 2006 and 2009)       3,400   5.56% -5.85%
-----------------------------------------------------------------------
Advances with FHLB
due within 2 years . . . . . . . . . . . . .      12,000    2.07%-5.32%
due within 3 years . . . . . . . . . . . . .      11,350    3.00%-5.04%
due within 4 years . . . . . . . . . . . . .       6,610    2.67%-5.98%
due after 5 years. . . . . . . . . . . . . .       1,000          6.00%
-----------------------------------------------------------------------
Total advances with FHLB . . . . . . . . . .  $   30,960
-----------------------------------------------------------------------
Toal long-term borrowings. . . . . . . . . .  $   34,360
=======================================================================

--------------------------------------------------------------------------------

The repurchase agreements with the Federal Home Loan Bank ("FHLB") are collateralized by certain investment securities having a carrying value of $3,700,000 at December 31, 2004. The collateral is under the Company's control. The line of credit agreement with the FHLB is used for liquidity purposes. Interest on this line is determined at the time of borrowing. The average rate paid on the overnight line during 2004 approximated 2.00%. At December 31, 2004, $15,081,000 was available under the line of credit. In addition to the overnight line of credit program, the Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $98,269,000 and FHLB stock with a carrying value of $1,768,000 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings.

On June 26, 2002, the Company formed a wholly owned subsidiary, Pathfinder Statutory Trust I, a Connecticut business trust. The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and are treated as Tier 1 capital by the Federal Deposit Insurance Company and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 3.45% (6.00% at December 31, 2004) with a five-year call provision. The Company guarantees all of these securities. The Company capitalized $151,000 of deferred financing costs associated with the debt issuance, which are being amortized on a straight-line basis over the 5-year period to call date.

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

--------------------------------------------------------------------------------

NOTE 11: EMPLOYEE BENEFITS AND DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

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

The Company uses an October 1 measurement date for the defined benefit plan and postretirement benefit plan.

The following tables set forth the changes in the plan's benefit obligation, fair value of plan assets and prepaid (accrued) benefit (cost) as of December 31:

                                                    Pension        Postretirement
                                                    Benefits          Benefits
---------------------------------------------------------------------------------
(In thousands)                                    2004     2003     2004    2003
---------------------------------------------------------------------------------
Change in benefit obligations:
Benefit obligation at beginning of year . . . .  $3,382   $3,031   $ 367   $ 368
Service cost. . . . . . . . . . . . . . . . . .     155      154       2       2
Interest cost . . . . . . . . . . . . . . . . .     207      200      19      21
Actuarial gain. . . . . . . . . . . . . . . . .     153      166     (58)      -
Plan participants' contributions. . . . . . . .       -        -      12       7
Benefit paid. . . . . . . . . . . . . . . . . .    (152)    (151)    (33)    (28)
Settlements . . . . . . . . . . . . . . . . . .       -      (18)      -       -
Plan amendment. . . . . . . . . . . . . . . . .       -        -       -      (3)
---------------------------------------------------------------------------------
Benefit obligation at end of year . . . . . . .  $3,745   $3,382   $ 309   $ 367
---------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year.  $2,792   $2,493   $   -   $   -
Actual return on plan assets. . . . . . . . . .     236      266       -       -
Plan participants' contributions. . . . . . . .       -        -      12       7
Benefits paid . . . . . . . . . . . . . . . . .    (152)    (151)    (33)    (28)
Employer contributions. . . . . . . . . . . . .     278      202      21      21
Settlements . . . . . . . . . . . . . . . . . .       -      (18)      -       -
---------------------------------------------------------------------------------
Fair value of plan assets at end of year. . . .  $3,154   $2,792   $   -   $   -
---------------------------------------------------------------------------------
Components of prepaid/accrued benefit cost
Unfunded status . . . . . . . . . . . . . . . .  $ (591)  $ (590)  $(309)  $(367)
Unrecognized transition obligation. . . . . . .       -        -     134     152
Unrecognized actuarial net loss/(gain). . . . .   1,478    1,401     (13)     46
---------------------------------------------------------------------------------
Prepaid/(accrued) benefit/(cost). . . . . . . .  $  887   $  811   $(188)  $(169)
=================================================================================

The accumulated benefit obligation for the defined benefit plan was $3,042,000 and $2,735,000 at December 31, 2004 and 2003, respectively.

--------------------------------------------------------------------------------

The significant assumptions used in determining the benefit obligation as of December 31, 2004 and 2003 are as follows:

                                                         Pension         Postretirement
                                                        Benefits           Benefits
---------------------------------------------------------------------------------------
                                                  2004   2003   2002   2004   2003   2002
---------------------------------------------------------------------------------------
Weighted average discount rate . . . . . . . . .  6.25%  6.50%  7.25%  6.25%  6.00%  6.50%
Expected long term rate of return on plan assets  9.00%  9.00%  9.00%     -      -      -
Rate of increase in future compensation levels .  3.50%  4.00%  4.50%     -      -      -

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 10.0% and 8.5%, respectively. The rates were assumed to decrease gradually to 3.75% in 2010 and remain at that level thereafter. A one-percentage point change in the health care cost trend rates would have the following effects:

                                             1 Percentage     1 Percentage
                                                 Point            Point
(In thousands)                                 Increase          Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest
cost components . . . . . . . . . . . . . . .  $       1        $      (1)
Effect on post retirement benefit obligation.         12              (11)

The composition of the net periodic benefit plan cost for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                 Pension         Postretirement
                                                Benefits           Benefits
--------------------------------------------------------------------------------
(In thousands)                          2004    2003    2002   2004  2003  2002
--------------------------------------------------------------------------------
Service cost. . . . . . . . . . . . .  $ 155   $ 154   $ 119   $ 2  $ 2   $  2
Interest cost . . . . . . . . . . . .    207     200     183    19   21     22
Amortization of transition obligation      -       -       -    18   18     19
Amortization of gains and losses. . .     94     106      27     -    1      -
Expected return on plan assets. . . .   (254)   (227)   (235)    -    -      -
--------------------------------------------------------------------------------
Net periodic benefit plan cost. . . .  $ 202   $ 233   $  94   $39  $42    $43
================================================================================

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31:

                                                         Pension         Postretirement
                                                        Benefits           Benefits
---------------------------------------------------------------------------------------
                                                  2004   2003   2002   2004   2003   2002
---------------------------------------------------------------------------------------
Weighted average discount rate . . . . . . . . .  6.25%  6.50%  7.25%  6.25%  6.00%  6.50%
Expected long term rate of return on plan assets  9.00%  9.00%  9.00%     -      -      -
Rate of increase in future compensation levels .  3.50%  4.00%  4.50%     -      -      -

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9.0% and 2-6.0%, respectively. The long-term inflation rate was estimated to be 3.0%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be 9.0%, which is roughly the midpoint of the range of expected return.

--------------------------------------------------------------------------------

The Company's pension plan weighted-average asset allocations at October 1, the measurement date, by asset category are as follows:

Asset Category     2004   2003
--------------------------------
Cash. . . . . . .     0%     0%
Equity securities    69%    67%
Debt securities .    31%    33%
--------------------------------
Total . . . . . .   100%   100%
================================

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

For the fiscal year ending December 31, 2005, the Bank expects to contribute approximately $190,000 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

Years ending December 31:
---------------------------------
(In thousands)
2005 . . . . . . . . . . .  $152
2006 . . . . . . . . . . .   150
2007 . . . . . . . . . . .   150
2008 . . . . . . . . . . .   147
2009 . . . . . . . . . . .   150
Years 2010 - 2014. . . . .   853
================================

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $92,000, $84,000 and $74,000 for 2004, 2003 and 2002, respectively.

The Company maintains optional deferred compensation plans for its directors whereby fees normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continue monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2004 and 2003, other liabilities include approximately $1,276,000 and $1,172,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $185,000, $116,000 and $113,000, respectively.

--------------------------------------------------------------------------------

The Company has a supplemental executive retirement plan for the benefit of certain executive officers. At December 31, 2004 and 2003, other liabilities include approximately $449,000 and $473,000 accrued under these plans.
Compensation expense includes approximately $53,000, $68,000 and $74,000 relating to the supplemental executive retirement plan for 2004, 2003 and 2002, respectively.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2004 and 2003, the cash value of these policies was $5,768,000 and $4,493,000, respectively.

NOTE  12:  STOCK  BASED  COMPENSATION  PLANS

In February 1997, the Board of Directors approved an option plan and granted options thereunder with an exercise price equal to the market value of the Company's shares at the date of grant. Under the Stock Option Plan, up to 132,249 options have been authorized for grant of incentive stock options and nonqualified stock options.

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

Activity  in  the  Stock  Option  Plan  is  as  follows:

                                                    Weighted
                                     Options         Average        Shares
(Shares in thousands)              Outstanding   Exercise Price   Exercisable
-----------------------------------------------------------------------------
Outstanding at December 31, 2001.          113   $          7.18           87
Exercised . . . . . . . . . . . .          (20)             6.79
-----------------------------------------------------------------------------
Outstanding at December 31, 2002.           93   $          7.27           80
Exercised . . . . . . . . . . . .           (5)             7.49
-----------------------------------------------------------------------------
Outstanding at December 31, 2003.           88   $          7.25           88
Exercised . . . . . . . . . . . .          (18)             7.75
-----------------------------------------------------------------------------
Outstanding at December 31, 2004.           70   $          7.12           70
=============================================================================

The Bank sponsors an Employee Stock Ownership Plan (ESOP) for employees who have attained the age of 21 and who have completed a 12 month period of employment with the Bank during which they worked at least 1,000 hours. The Bank purchased 92,574 shares of common stock on behalf of the ESOP. The purchase of the shares was funded by a loan from the Company and the unearned shares are pledged as collateral for the borrowing. As the loan is repaid, earned shares are released from collateral and are allocated to the participants. As shares are earned, the Bank records compensation expense at the average market price of the shares during the period. Cash dividends received on unearned shares are allocated among the participants and are reported as compensation expense. ESOP compensation expense, including cash dividends received on unearned shares, approximated $136,000, $129,000 and $113,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Total earned shares at December 31, 2004, 2003 and 2002 were 86,998, 79,367 and 71,478, respectively. The estimated fair value of the remaining 5,576 unearned shares at December 31, 2004 is $93,000. Unearned ESOP shares are not considered outstanding for purposes of computing earnings per share.

--------------------------------------------------------------------------------

NOTE  13:  INCOME  TAXES

The  provision  for income taxes for the years ended December 31, is as follows:

(In thousands)  2004   2003   2002
-----------------------------------
Current. . . .  $   -  $ 294  $  95
Deferred . . .    502    307    293
-----------------------------------
                $ 502  $ 601  $ 388
===================================

The provision for income taxes includes the following:

(In thousands)                  2004    2003    2002
-----------------------------------------------------
Federal Income Tax. . . . . .  $ 520   $ 631   $ 399
New York State Franchise Tax.    (18)    (30)    (11)
-----------------------------------------------------
                               $ 502   $ 601   $ 388
=====================================================

The components of net deferred tax asset (liability), included in other assets for the years ended December 31, are as follows:

(In thousands)                                 2004      2003
---------------------------------------------------------------
Assets:
Deferred compensation . . . . . . . . . . .  $   672   $   641
Allowance for loan losses . . . . . . . . .      712       668
Postretirement benefits . . . . . . . . . .       74        66
Mortgage recording tax credit carryforward.      304       263
Investment securities . . . . . . . . . . .      213         -
Other . . . . . . . . . . . . . . . . . . .       49        45
---------------------------------------------------------------
                                               2,024     1,683
---------------------------------------------------------------
Liabilities:
Prepaid pension . . . . . . . . . . . . . .     (345)     (316)
Depreciation. . . . . . . . . . . . . . . .     (671)     (360)
Accretion . . . . . . . . . . . . . . . . .      (47)      (49)
Loan origination fees . . . . . . . . . . .     (236)     (167)
Intangible assets . . . . . . . . . . . . .     (328)     (224)
Prepaid expenses. . . . . . . . . . . . . .     (119)        -
Investment securities . . . . . . . . . . .        -      (433)
---------------------------------------------------------------
                                              (1,746)   (1,549)
---------------------------------------------------------------
Net deferred tax asset. . . . . . . . . . .  $   278   $   134
===============================================================

--------------------------------------------------------------------------------

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

                                          2004   2003   2002
---------------------------------------------------------------
Federal statutory income tax rate. . . .  34.0%  34.0%  34.0%
State tax. . . . . . . . . . . . . . . .  (0.9)  (0.6)  (0.7)
Tax-exempt interest income, net of TEFRA  (6.0)  (5.1)  (6.4)
Increase in value of life insurance. . .  (3.1)  (2.6)  (3.9)
Other. . . . . . . . . . . . . . . . . .   2.3    1.0    2.1
---------------------------------------------------------------
Effective income tax rate. . . . . . . .  26.3%  26.7%  25.1%
===============================================================

NOTE  14:  EARNINGS  PER  SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per share data)  Earnings   Shares   EPS
-------------------------------------------------------------------------
2004  Net Income. . . . . . . . . . . . . . .  $   1,405
Basic EPS . . . . . . . . . . . . . . . . . .      1,405   2,435  $0.58
-------------------------------------------------------------------------
Effect of dilutive securities
Stock options . . . . . . . . . . . . . . . .          -      44
Diluted EPS . . . . . . . . . . . . . . . . .  $   1,405   2,479  $0.57
-------------------------------------------------------------------------
2003  Net Income. . . . . . . . . . . . . . .  $   1,652
Basic EPS . . . . . . . . . . . . . . . . . .      1,652   2,424  $0.68
-------------------------------------------------------------------------
Effect of dilutive securities
Stock options . . . . . . . . . . . . . . . .          -      48
Diluted EPS . . . . . . . . . . . . . . . . .  $   1,652   2,472  $0.67
-------------------------------------------------------------------------
2002  Net Income. . . . . . . . . . . . . . .  $   1,156
Basic EPS . . . . . . . . . . . . . . . . . .      1,156   2,578  $0.45
-------------------------------------------------------------------------
Effect of dilutive securities
Stock options . . . . . . . . . . . . . . . .          -      45
Diluted EPS . . . . . . . . . . . . . . . . .  $   1,156   2,623  $0.44
=========================================================================

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

--------------------------------------------------------------------------------

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                     Contract Amount
-----------------------------------------------------------------------
(In thousands)                                     2004         2003
-----------------------------------------------------------------------
Commitments to grant loans. . . . . . . . .  $          5,120  $ 7,163
Unfunded commitments under lines of credit.            12,021   11,554
Standby letters of credit . . . . . . . . .             1,106      665
=======================================================================

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

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years. Rental expense, included in operating expenses, amounted to $41,000, $41,000 and $21,000 in 2004, 2003 and 2002, respectively. In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. The rent expense paid to the related party during 2004, 2003 and 2002 was $21,000, $21,000 and $5,000, respectively. Approximate minimum rental commitments for the noncancelable operating leases are as follows:

Years Ending December 31:
-----------------------------------
(In thousands)
2005. . . . . . . . . . . . .  $ 42
2006. . . . . . . . . . . . .    46
2007. . . . . . . . . . . . .    47
2008. . . . . . . . . . . . .    50
2009. . . . . . . . . . . . .    50
Thereafter. . . . . . . . . .   166
-----------------------------------
Total minimum lease payments.  $401
===================================

NOTE  16:  DIVIDENDS  AND  RESTRICTIONS

The board of directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly

--------------------------------------------------------------------------------
basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision ("OTS") has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company's capital accounts for purposes of calculating dividend payments to minority shareholders; (iii) the Company shall establish a restricted capital account in the amount of any dividends waived by the Holding Company, and the amount of any dividend waived by the Holding Company shall be available for declaration as a dividend solely to the Holding Company. During 2004, the Company paid cash dividends totaling $321,000 to the Holding Company. For the second and fourth quarters ending June 30, 2004 and December 31, 2004, respectively, the Holding Company waived the right to receive its portion of the cash dividends declared on June 29, 2004 and December 22, 2004, respectively, which totaled $320,000. The Company maintains a restricted capital account with a $1,207,000 balance, representing the Holding Company's portion of dividends waived as of December 31, 2004. During 2003 and 2002, the Holding Company waived dividends totaling $317,000 and $348,000, respectively.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 17 the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of retained earnings legally available under these regulations approximated $3,134,000 as of December 31, 2004. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE  17:  REGULATORY  MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the following table.

--------------------------------------------------------------------------------

                                                                                   To Be "Well-
                                                                                   Capitalized"
                                                               For Capital         Under Prompt
                                                  Actual       Adequacy Purposes Corrective Provisions
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                        Amount   Ratio   Amount     Ratio    Amount      Ratio
------------------------------------------------------------------------------------------------------
COMPANY
As of December 31, 2004:
Total Core Capital (to Risk-Weighted Assets)  $24,493  13.5%   $14,472    8.0%     N/A       N/A
Tier 1 Capital (to Risk-Weighted Assets) . .  $22,666  12.5%   $ 7,236    4.0%     N/A       N/A
Tier 1 Capital (to Average Assets) . . . . .  $22,666   7.7%   $11,775    4.0%     N/A       N/A
------------------------------------------------------------------------------------------------------
BANK
As of December 31, 2004:
Total Core Capital (to Risk-Weighted Assets)  $22,974  12.8%   $14,416    8.0%   $18,020    10.0%
Tier 1 Capital (to Risk-Weighted Assets) . .  $21,147  11.7%   $ 7,208    4.0%   $10,812     6.0%
Tier 1 Capital (to Average Assets) . . . . .  $21,147   7.1%   $11,947    4.0%   $14,934     5.0%
------------------------------------------------------------------------------------------------------
COMPANY
As of December 31, 2003:
Total Core Capital (to Risk-Weighted Assets)  $18,446  10.8%   $13,704    8.0%     N/A       N/A
Tier 1 Capital (to Risk-Weighted Assets) . .  $16,731   9.8%   $ 6,852    4.0%     N/A       N/A
Tier 1 Capital (to Average Assets) . . . . .  $16,731   6.6%    10,117    4.0%     N/A       N/A
------------------------------------------------------------------------------------------------------
BANK
As of December 31, 2003:
Total Core Capital (to Risk-Weighted Assets)  $21,282  12.5%   $13,626    8.0%   $17,032    10.0%
Tier 1 Capital (to Risk-Weighted Assets) . .  $19,567  11,5%   $ 6,813    4.0%   $10,219     6.0%
Tier 1 Capital (to Average Assets) . . . . .  $19,567   6.9%   $11,389    4.0%   $14,237     5.0%
======================================================================================================

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2004 and 2003, these reserve balances amounted to $2,419,000 and $2,098,000, respectively.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range

--------------------------------------------------------------------------------
of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

CASH  AND  CASH  EQUIVALENTS  -  the  carrying  amounts  approximate fair value.

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

FEDERAL HOME LOAN BANK STOCK - the carrying amounts reported approximate fair value.

MORTGAGE  SERVICING  RIGHTS  -  the  carrying  amount  approximates  fair value.

ACCRUED INTEREST RECEIVABLE AND PAYABLE - the carrying amounts of accrued interest receivable and payable approximate their fair values.

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

BORROWINGS - the fair values for short-term borrowings and junior subordinated debentures approximate the carrying amounts. The fair values for long-term borrowings were estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE SHEET INSTRUMENTS - Fair values for the Company's off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

--------------------------------------------------------------------------------

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

                                           2004                    2003
--------------------------------------------------------------------------------
                                 Carrying    Estimated    Carrying    Estimated
(Dollars in thousands)            Amounts   Fair Values    Amounts   Fair Values
--------------------------------------------------------------------------------
Financial assets:
Cash and cash equivalents . . .  $  14,325  $     14,325  $   8,714  $      8,714
Investment securities . . . . .     75,069        75,069     57,559        57,559
Mortgage loans held-for-sale. .      2,159         2,329      3,520         3,743
Net Loans . . . . . . . . . . .    185,125       190,034    187,002       192,392
Federal Home Loan Bank Stock. .      1,768         1,768      2,048         2,048
Accrued interest receivable . .      1,505         1,505      1,273         1,273
Mortgage servicing rights . . .        198           198        257           257
--------------------------------------------------------------------------------
Financial liabilities:
Deposits. . . . . . . . . . . .  $ 236,672  $    237,410  $ 206,894  $    208,560
Borrowed funds. . . . . . . . .     35,360        36,360     40,960        42,749
Junior subordinated debentures.      5,155         5,155      5,000         5,000
Accrued interest payable. . . .        143           143        209           209
--------------------------------------------------------------------------------
Off-balance sheet instruments:
Standby letter of credit. . . .  $       -  $          -  $       -  $          -
Commitments to extend credit. .          -             -          -             -
Forward rate lock commitments            -             -          -             -
=================================================================================

NOTE  19:  PARENT  COMPANY  -  FINANCIAL  INFORMATION

The  following  represents  the  condensed  financial  information of Pathfinder
Bancorp,  Inc.  for  years  ended  December  31:

STATEMENTS OF CONDITION                                 2004      2003
--------------------------------------------------------------------------------
(In thousands)
ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . .  $   982   $ 1,543
Investments . . . . . . . . . . . . . . . . . . . .        -       447
Receivable from bank subsidiary . . . . . . . . . .       41        97
Investment in subsidiaries. . . . . . . . . . . . .   25,698    25,085
Due from subsidiaries . . . . . . . . . . . . . . .      240         -
Other assets. . . . . . . . . . . . . . . . . . . .      243       135
--------------------------------------------------------------------------------
Total assets. . . . . . . . . . . . . . . . . . . .  $27,204   $27,307
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities . . . . . . . . . . . . . . . .      223       367
Junior subordinated debentures. . . . . . . . . . .    5,155     5,155
Shareholders' equity. . . . . . . . . . . . . . . .   21,826    21,785
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity. . . . .  $27,204   $27,307
================================================================================

--------------------------------------------------------------------------------

STATEMENTS OF INCOME. . . . . . . . . . . . . . . .     2004      2003      2002
--------------------------------------------------------------------------------
(In thousands)
Interest income . . . . . . . . . . . . . . . . . .  $     9   $    16   $    46
Interest expense. . . . . . . . . . . . . . . . . .      259       243       142
--------------------------------------------------------------------------------
Net interest expense. . . . . . . . . . . . . . . .     (250)     (227)      (96)
Operating expense . . . . . . . . . . . . . . . . .     (130)     (106)      (73)
Realized gain on sale of investment security. . . .      330       104         -
Amortization of deferred financing costs. . . . . .      (30)      (30)      (15)
--------------------------------------------------------------------------------
Loss before tax benefit and equity in
undistributed net income of subsidiaries. . . . . .      (80)     (259)     (184)
--------------------------------------------------------------------------------
Tax benefit . . . . . . . . . . . . . . . . . . . .       20        73        72
--------------------------------------------------------------------------------
Loss before equity in undistributed net
income of subsidiaries. . . . . . . . . . . . . . .  $   (60)  $  (186)  $  (112)
--------------------------------------------------------------------------------
Equity in undistributed net income of subsidiaries.  $ 1,465   $ 1,837   $ 1,268
Net income. . . . . . . . . . . . . . . . . . . . .  $ 1,405   $ 1,652   $ 1,156
================================================================================



STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . .     2004      2003      2002
--------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . .  $ 1,405   $ 1,652   $ 1,156
Equity in undistributed
earnings of subsidiaries. . . . . . . . . . . . . .   (1,465)   (1,837)   (1,268)
Realized gain on sale of investment security. . . .     (330)     (104)        -
ESOP shares earned. . . . . . . . . . . . . . . . .      133       122       106
Amortization of deferred financing costs. . . . . .       30        30        15
Other operating activities. . . . . . . . . . . . .     (304)       80      (123)
--------------------------------------------------------------------------------
Net cash used in
operating activities. . . . . . . . . . . . . . . .     (531)      (57)     (114)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from loan to
subsidiary. . . . . . . . . . . . . . . . . . . . .       56        56        56
Dividends receivable. . . . . . . . . . . . . . . .        8         7         4
Purchase of investments . . . . . . . . . . . . . .        -         -      (155)
Proceeds from sale of investments . . . . . . . . .      430       154         -
--------------------------------------------------------------------------------
Net cash provided by (used in)
investing activities. . . . . . . . . . . . . . . .      494       217       (95)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from exercise of
stock options . . . . . . . . . . . . . . . . . . .      140        35       139
Proceeds from trust preferred obligation. . . . . .        -         -     5,004
Investment in Bank subsidiary . . . . . . . . . . .        -         -    (2,000)
Dividend received from subsidiary . . . . . . . . .        -     1,500         -
Cash dividends. . . . . . . . . . . . . . . . . . .     (664)     (651)     (415)
Treasury stock purchased. . . . . . . . . . . . . .        -    (2,687)     (130)
--------------------------------------------------------------------------------
Net cash (used in) provided by
financing activities. . . . . . . . . . . . . . . .     (524)   (1,803)    2,598
--------------------------------------------------------------------------------
(Decrease) Increase in cash and
cash equivalents. . . . . . . . . . . . . . . . . .     (561)   (1,643)    2,389
Cash and cash equivalents at
beginning of year . . . . . . . . . . . . . . . . .    1,543     3,186       797
--------------------------------------------------------------------------------
Cash and cash equivalents
at end of year. . . . . . . . . . . . . . . . . . .  $   982   $ 1,543   $ 3,186
================================================================================

--------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

--------------------------------------------------------------------------------

ITEM  9A:  CONTROLS  AND  PROCEDURES

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

ITEM  9B:  OTHER  INFORMATION

None


PART  III

ITEM  10:  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     (a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
     (b) Set forth below is information concerning the Executive Officers of the Company at December 31, 2004.

NAME                     AGE     POSITIONS  HELD  WITH  THE  COMPANY
--------------------------------------------------------------------------------
Thomas  W.  Schneider     43     President  and  Chief  Executive  Officer
James  A.  Dowd,  CPA     37     Vice  President,  Chief  Financial  Officer
Edward  A.  Mervine       48     Vice  President,  General  Counsel
John  F.  Devlin          40     Vice  President,  Senior  Commercial  Lender
Melissa  A.  Miller       47     Vice  President,  Chief  Operating  Officer
Gregory  L.  Mills        44      Vice  President,  Market  Development

--------------------------------------------------------------------------------

ITEM  11:  EXECUTIVE  COMPENSATION

Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the sections captioned "Stock Ownership of Management" is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is set forth under the caption "Certain Transactions" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  14:  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information required by this item is set forth under the caption "Audit and Related Fees" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

--------------------------------------------------------------------------------

PART  IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------     ------------------------------------------------------------------

(a)(1) Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2004, 2003 and 2002, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See "Item 8:
          Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

(a)(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in "Item 7: Management Discussion and Analysis."

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

10.2 Form of Pathfinder Bank 1997 Recognition and Retention Plan (Incorporated by reference to the Company's S-8 file no. 333-53027)

10.3 2003 Executive Deferred Compensation Plan (Incorporated by herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 file no. 000-23601)

10.4 2003 Trustee Deferred Fee Plan (Incorporated by herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 file no. 000-23601)

10.5 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 file no. 000-23601)

10.6 Employment Agreement between the Bank and Edward A. Mervine, Corporate Counsel (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 file no. 000-23601)

21        Subsidiaries  of  Company

23        Consent  of  Beard  Miller  Company  LLP

31.1      Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief Executive
          Officer

31.2      Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief Financial
          Officer

32.1      Section  1350 Certification of the Chief Executive and Chief Financial
          Officer

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PATHFINDER  BANCORP,  INC.


Date: March  30,  2005         By:    /s/  Thomas  W. Schneider
                                      Thomas  W.  Schneider
                                      President  and  Chief  Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                              By:    /s/  Janette Resnick
                                                     Janette Resnick,
                                                     Chairman of the Board
                                              Date:  March 30, 2005

By:    /s/ Thomas W. Schneider                By:    /s/  Chris Burritt
       Thomas W. Schneider, President                Chris B. Burritt, Director
       and Chief Executive Officer
Date:  March 30, 2005                         Date:  March 30, 2005

By:    /s/ James A. Dowd                      By:    /s/  George P. Joyce
       James A. Dowd, Vice President                 George P. Joyce, Director
       Chief Financial Officer, Trust Officer
Date:  March 30, 2005                         Date:  March 30, 2005

By:    /s/ Bruce E. Manwaring                 By:    /s/  Corte J. Spencer
       Bruce E. Manwaring, Director                  Corte J. Spencer, Director
Date:  March 30, 2005                         Date:  March 30, 2005

By:    /s/ L. William Nelson, Jr.             By:    /s/  Chris C. Gagas
       L. William Nelson, Jr. Director               Chris C. Gagas, Director
Date:  March 30, 2005                         Date:  March 30, 2005

By:    /s/ Steven W. Thomas
       Steven W. Thomas, Director
Date:  March 30, 2005

--------------------------------------------------------------------------------

EXHIBIT  21:  SUBSIDIARIES  OF  THE  COMPANY

Company                                       Percent  Owned
------------------------------------------------------------
Pathfinder  Bank  (1)                             100%
Pathfinder  Statutory  Trust                      100%

(1) Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corporation, 100% owned by Pathfinder Bank


EXHIBIT  23:  CONSENT  OF  BEARD  MILLER  COMPANY  LLP

CONSENT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated March 9, 2005, relating to the consolidated financial statements which appear in this Form 10-K.

                                            /s/  Beard  Miller  Company  LLP
     Harrisburg,  Pennsylvania
     March  25,  2005

EXHIBIT 31.1: RULE 13A-14(A) / 15D-14(A) CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 30, 2005                     /s/  Thomas  W.  Schneider
                                   Thomas  W.  Schneider
                                   President  and  Chief  Executive  Officer

EXHIBIT 31.2RULE 13A-14(A) / 15D-14(A) CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 30, 2005                 /s/  James  A.  Dowd
                               James  A.  Dowd
                               Vice  President  and  Chief  Financial  Officer

EXHIBIT 32.1 SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2004 and that to the best of his knowledge:

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

March 30, 2005                 /s/  Thomas  W.  Schneider
                               Thomas  W.  Schneider
                               President  and  Chief  Executive  Officer

March  30,  2005              /s/  James  A.  Dowd
                              James  A.  Dowd
                              Vice  President  and  Chief  Financial  Officer