Form 10-Q
period 2005-03-31
PATHFINDER BANCORP INC
filed 2005-05-16
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                          QUARTER ENDED MARCH 31, 2005

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


                 214  W.  1st  Street
                 Oswego,  New  York                    13126
---------------------------------------------------------------
(Address  of  principal  executive  office)        (Zip  Code)


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,453,132 shares of the Company's common stock outstanding as of May 13, 2005.

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

     Item  2.  Management's  Discussion  and  Analysis  of  Financial   8-14
               Condition  and  Results  of  Operations

     Item  3.  Quantitative  and  Qualitative  Disclosure  about        15-16
               Market Risk

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


SIGNATURES


                                              PATHFINDER  BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF CONDITION
                                   MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                                                                           March 31,    December 31,
ASSETS                                                                                       2005           2004
---------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,017   $       6,741
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         423           7,584
---------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .       7,440          14,325
Investment securities, at fair value . . . . . . . . . . . . . . . . . . . . . . . . . .      89,836          75,069
Federal Home Loan Bank stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . . .       1,773           1,768
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0           2,159
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     186,858         186,952
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,878           1,827
---------------------------------------------------------------------------------------------------------------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     184,980         185,125

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,699           7,580
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,595           1,505
Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         850             798
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,840           3,840
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         571             627
Bank owned life insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,812           5,768
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,220           3,473
---------------------------------------------------------------------------------------------------------------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  308,616   $     302,037
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Deposits:
  Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  226,895   $     217,513
  Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,085          19,159
---------------------------------------------------------------------------------------------------------------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     244,980         236,672
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,000           1,000
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,360          34,360
Junior subordinated debentures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,155               -
Company obligated mandatorily redeemable preferred securities of subsidiary, Pathfinder
 Statutory Trust I, holding solely junior subordinated debentures of the Company . . . .           -           5,155
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,167           3,024
---------------------------------------------------------------------------------------------------------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     287,662         280,211

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,940,419 and 2,937,419 shares issued;  and 2,453,132 and 2,450,132
    shares outstanding, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .          29              29
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,495           7,453
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,084          21,186
   Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . .      (1,130)           (307)
   Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22)            (33)
   Treasury Stock, at cost; 487,287 shares . . . . . . . . . . . . . . . . . . . . . . .      (6,502)         (6,502)
---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,954          21,826
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . . . .  $  308,616   $     302,037
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                    PATHFINDER  BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                                 For the three    For the three
                                                                  months ended    months ended
                                                                 March 31, 2005   March 31, 2004
------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,889   $         2,990
 Debt securities:
Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              604               472
Tax-exempt . . . . . . . . . . . . . . . . . . . . . . . . . .              103                48
 Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .               51                36
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               51                15
------------------------------------------------------------------------------------------------
       Total interest income . . . . . . . . . . . . . . . . .            3,698             3,561
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . .            1,030               852
  Interest on short-term borrowings . . .. . . . . . . . . . .               10                 9
  Interest on long-term borrowings . . . . . . . . . . . . . .              459               496
------------------------------------------------------------------------------------------------
       Total interest expense. . . . . . . . . . . . . . . . .            1,499             1,357
------------------------------------------------------------------------------------------------
          Net interest income. . . . . . . . . . . . . . . . .            2,199             2,204
  Provision for loan losses. . . . . . . . . . . . . . . . . .               72               188
------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses.            2,127             2,016
------------------------------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposit accounts. . . . . . . . . . . . .              274               235
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . .               41                41
  Increase in value of bank owned life insurance . . . . . . .               44                48
  Net gain on securities . . . . . . . . . . . . . . . . . . .                -               154
  Net (loss) gain on loans/real estate . . . . . . . . . . . .              (12)               80
  Other charges, commissions & fees. . . . . . . . . . . . . .              142               120
------------------------------------------------------------------------------------------------
          Total other income . . . . . . . . . . . . . . . . .              489               678
------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . . . . .            1,264             1,203
  Building occupancy . . . . . . . . . . . . . . . . . . . . .              243               277
  Data processing expenses . . . . . . . . . . . . . . . . . .              307               225
  Professional and other services. . . . . . . . . . . . . . .              189               146
  Amortization of intangible asset . . . . . . . . . . . . . .               56                56
  Other expenses . . . . . . . . . . . . . . . . . . . . . . .              361               343
------------------------------------------------------------------------------------------------
          Total other expenses . . . . . . . . . . . . . . . .            2,420             2,250
------------------------------------------------------------------------------------------------

Income before income taxes . . . . . . . . . . . . . . . . . .              196               444
Provision for income taxes . . . . . . . . . . . . . . . . . .               47               121
------------------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $           149   $           323
=================================================================================================
     NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . .  $          0.06   $          0.13
=================================================================================================
     NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . .  $          0.06   $          0.13
=================================================================================================
     DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . .  $        0.1025   $          0.10
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                   PATHFINDER BANCORP, INC.
                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                         (unaudited)
                                                                        Additional
                                                                          Paid in    Retained
                                                  Shares       Amount     Capital    Earnings
----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

BALANCE, DECEMBER 31, 2004. . . . . . . . . .    2,937,419   $      29   $  7,453   $  21,186
Comprehensive loss
Net income. . . . . . . . . . . . . . . . . .                                             149
Other comprehensive loss, net of tax
Unrealized net losses on securities
Total comprehensive loss
ESOP shares earned. . . . . . . . . . . . . .                                  22
Stock option exercised. . . . . . . . . . . .        3,000           -         20
Dividends declared ($.1025 per share) . . . .                                            (251)
----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005 . . . . . . . . . . .    2,940,419   $      29   $  7,495   $  21,084
==============================================================================================

                                                     Accum.
                                                  Other Com-.  Unearned
                                                  prehensive. .  ESOP    Treasury
                                                    (Loss) . .  Shares     Stock       Total
---------------------------------------------  ------------  ----------  ---------
BALANCE, DECEMBER 31, 2004. . . . . . . . . .  $      (307)  $     (33)  $ (6,502)  $  21,826
Comprehensive loss
Net income. . . . . . . . . . . . . . . . . .                                             149
Other comprehensive loss, net of tax
Unrealized net losses on securities . . . . .         (823)                              (823)
                                                                                    ----------
Total comprehensive loss. . . . . . . . . . .                                            (674)
ESOP shares earned. . . . . . . . . . . . . .                       11                     33
Stock option exercised. . . . . . . . . . . .                                              20
Dividends declared ($.1025 per share) . . . .                                            (251)
----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005 . . . . . . . . . . .  $    (1,130)  $     (22)  $ (6,502)  $  20,954
==============================================================================================


                                   PATHFINDER BANCORP, INC.
                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                         (unaudited)
                                                                        Additional
                                                                          Paid in    Retained
                                                  Shares       Amount     Capital    Earnings
----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

BALANCE, DECEMBER 31, 2003. . . . . . . . . .    2,919,386   $      29   $  7,225   $  20,747
Comprehensive income
Net income. . . . . . . . . . . . . . . . . .                                             323
Other comprehensive income,net of tax
Unrealized net losses on securities
Total comprehensive income
ESOP shares earned. . . . . . . . . . . . . .                                  26
Stock option exercised. . . . . . . . . . . .       16,033           -        125
Dividends declared ($.10 per share) . . . .                                              (245)
----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004 . . . . . . . . . . .    2,935,419   $      29   $  7,376   $  20,825
==============================================================================================

                                                     Accum.
                                                  Other Com-.  Unearned
                                                  prehensive. .  ESOP    Treasury
                                                   Income . .  Shares     Stock       Total
---------------------------------------------  ------------  ----------  ---------
BALANCE, DECEMBER 31, 2003. . . . . . . . . .  $       364   $     (78)  $ (6,502)  $  21,785
Comprehensive loss
Net income. . . . . . . . . . . . . . . . . .          211                                323
Other comprehensive loss, net of tax
Unrealized net losses on securities . . . . .                                             211
                                                                                    ----------
Total comprehensive loss. . . . . . . . . . .                                             534
ESOP shares earned. . . . . . . . . . . . . .                       11                     37
Stock option exercised. . . . . . . . . . . .                                              125
Dividends declared ($.10 per share) . .   . .                                            (245)
----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004 . . . . . . . . . . .  $       575   $     (67)  $ (6,502)  $  22,236
==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 PATHFINDER BANCORP, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                              March 31,    March 31,
                                                                2005         2004
                                                             -----------  -----------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $      149   $      323
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses . . . . . . . . . . . . . . . .          72          188
  ESOP and other stock-based compensation earned. . . . . .          33           37
  Deferred income tax expense (benefit) . . . . . . . . . .          34          (18)
  Proceeds from sale of loans . . . . . . . . . . . . . . .       1,120        4,662
  Originations of loans held-for-sale . . . . . . . . . . .           -       (3,334)
  Realized (gain) loss on:
    Sale of real estate loans through foreclosure . . . . .           2          (30)
    Loans . . . . . . . . . . . . . . . . . . . . . . . . .          12          (50)
    Available-for-sale investment securities. . . . . . . .           -         (154)
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .         161          144
  Amortization of intangible. . . . . . . . . . . . . . . .          56           56
  Amortization of deferred financing costs. . . . . . . . .           8            8
  Amortization of mortgage servicing rights . . . . . . . .          37           41
  Increase in surrender value of life insurance . . . . . .         (44)         (48)
  Net amortization of premiums on investment securities . .          89           64
  Increase in interest receivable . . . . . . . . . . . . .         (90)        (163)
  Net change in other assets and liabilities. . . . . . . .        (296)        (810)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . .       1,343          916
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale. . .     (17,810)     (23,812)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale. . . . . . . .       1,577        1,814
  Proceeds from sale:
    Real estate acquired through foreclosure. . . . . . . .          49           96
    Available-for-sale investment securities. . . . . . . .           -        3,920
  Purchase of life insurance. . . . . . . . . . . . . . . .           -       (1,100)
  Net decrease in loans . . . . . . . . . . . . . . . . . .         997        1,816
  Purchase of premises and equipment. . . . . . . . . . . .        (280)         (78)
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . .     (15,467)     (17,344)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits . . . . . . . . . . . . . . . . . .     (10,000)      25,840
  Net increase (decrease) in time deposits. . . . . . . . .      18,308       (1,783)
  Net proceeds from short term borrowings . . . . . . . . .       1,000        1,000
  Payments on long-term borrowings. . . . . . . . . . . . .      (2,000)      (1,000)
  Proceeds from exercise of stock options . . . . . . . . .          20          125
  Cash dividends paid . . . . . . . . . . . . . . . . . . .         (89)         (86)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .       7,239       24,096
-------------------------------------------------------------------------------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . .      (6,885)       7,668
 Cash and cash equivalents at beginning of period . . . . .      14,325        8,714
-------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .  $    7,440   $   16,382
=====================================================================================

The accompanying notes are an integral part of the consolidated financial statements

PATHFINDER  BANCORP,  INC.

Notes  to  Financial  Statements

(1)  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2004 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2)  EARNINGS  PER  SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2005, and 2004, using 2,447,210 and 2,424,057 weighted average common shares outstanding, respectively. Diluted earnings per share for the three months ended March 31, 2005 and 2004 have been computed using 2,486,766 and 2,475,687 weighted average common shares outstanding, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months ended March 31, is as follows:

                            FOR  THE  THREE  MONTHS
                              ENDED  MARCH  31,
                                  2005    2004
---------------------------------------------------
(In thousands)
Service cost. . . . . . . . . .  $  38   $  43
Interest cost . . . . . . . . .     57      52
Expected return on plan assets.    (71)    (63)
Amortization of net losses. . .     24      24
---------------------------------------------------
Net periodic benefit cost . . .  $  48   $  56
===================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $190,000 to its pension plan in 2005. As of March 31, 2005, $121,000 had been contributed to the pension plan.

(4)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $1.2 million balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of March 31, 2005.

(5)  COMPREHENSIVE  INCOME

The components of other comprehensive (loss) income and related tax effects for the three month period ended March 31, 2005 and 2004 are as follows:

                                      For the three months
                                         ended March 31,
                                          2005     2004
----------------------------------------------------------
(In thousands)
Gross change in unrealized gains on
  securities available for sale. . . .  $(1,372)  $ 506
Reclassification adjustment for gains
  included in net income . . . . . . .        -    (154)
----------------------------------------------------------
                                         (1,372)    352
Tax effect . . . . . . . . . . . . . .      549    (141)
----------------------------------------------------------
Net of tax amount. . . . . . . . . . .  $  (823)  $ 211
==========================================================

(6)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1.1 million of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees  under  standby  letters  of  credit  issued  is  not  material.

(7)  NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's

Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. Since the Company's options are fully granted and vested, the Company does not anticipate the adoption will have any impact on the consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At March 31, 2005, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the M.D.& A held 64.5% of the Company's common stock and the public held 35.5%.

The following discussion reviews the Company's financial condition at March 31, 2005 and the results of operations for the three months ended March 31, 2005 and March 31, 2004.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges on deposit accounts, net gains and losses on sales of securities, loans and foreclosed real estate, and other expenses such as salaries and employee benefits, building occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market rates tends to be highly cyclical.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2004 Annual Report on Form 10-K ("the Consolidated Financial Statements"). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at March 31, 2005, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

RESULTS  OF  OPERATIONS

Net income for the first quarter of 2005 was $149,000 as compared to net income of $323,000 for the same quarter in 2004. Basic earnings per share was $0.06 and $0.13 per share for the quarters ended March 31, 2005 and 2004, respectively. The return on average assets and return on shareholders' equity were 0.19% and 2.77%, respectively, for the three months ended March 31, 2005, compared with 0.45% and 5.83%, respectively, for the three months ended March 31, 2004. During the first quarter of 2005 when compared to the first quarter of 2004, the provision for loan losses decreased $116,000, offset by a $189,000 decrease in other income and a $170,000 increase in other expenses.

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

Net interest income, on a tax-equivalent basis, remained relatively constant at $2.2 million for the three months ended March 31, 2005 when compared to the same period of 2004. The Company's net interest margin ratio for the first quarter of 2005 decreased to 3.20% from 3.36% when compared to the same quarter in 2004. Management expects continued margin compression to adversely impact earnings over the near term. The decline in net interest income is attributable to lower market interest rates which decreased earning asset yields to 5.34% from 5.42% for the same period in 2004. Average interest-earning assets increased 6% to $280.2 million at March 31, 2005 as compared to $264.7 million at March 31, 2004. The increase in average earning assets is primarily attributable to a $16.1 million increase in investment securities and a $2.3 million increase in interest-earning deposits, offset by a $3. million decrease in loans receivable. Average interest-bearing liabilities increased $15.9 million, and the cost of funds increased 8 basis points to 2.27% from 2.19% for the same period in 2004. The increase in the average balance of interest-bearing liabilities resulted primarily from a $22.3 million growth in average deposits, offset by a $6.4 million decrease in borrowed funds. The growth in deposits was primarily in money market and time deposit accounts and resulted from the Company's focus on attracting new municipal deposit customers.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2005 increased $151,000, or 4%, to $3.7 million from $3.6 million at the quarter ended March 31, 2004. Average loans decreased $3.0 million, with yields declining 13 basis points to 6.17% for the first quarter of 2005. Average commercial loans increased $1.2 million, and experienced an increase in the average tax-equivalent yield of 61 basis points, to 6.51% from 5.90%, in 2004. The increase in the yield on commercial loans is primarily the result of the adjustable rate portions of the portfolio repricing upward in connection with upward adjustments in the prime rate. The average balance of loans to municipal entities for the first quarter of 2005 was $3.3 million, compared to $3.7 million for the same period in 2004. The Company's residential mortgage loan portfolio decreased $3.9 million, or 3%, when comparing the first quarter of 2005 to the same period in 2004. The average yield on the residential mortgage loan portfolio decreased 26 basis points to 5.86% in 2005 from 6.12% in 2004. An increase in the average balance of consumer loans of $2.1 million, or 12%, resulted from an increase in home equity loans. The average yield declined 9 basis points, to 6.90% from 6.99% in 2004.

Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2005 increased by $16.1 million, compared to the same period a year ago, with an increase in tax-equivalent interest income from investments of $222,000, or 39%, compared to the first quarter of 2004. The average tax-equivalent yield of the portfolio increased 40 basis points, to 3.82% from 3.42%. The increase in the average balance of investment securities is a result of the investment of excess liquidity into the portfolio in light of the slower loan portfolio growth. Investment securities purchased during the first three months of 2005 carried a weighted average yield of approximately 4.70%.

INTEREST  EXPENSE

Total interest expense increased $142,000 for the three months ended March 31, 2005, when compared to the same quarter in 2004. Deposit expense for the comparable periods increased $178,000, or 21%, as the average rate paid on higher earning money management accounts increased 62 basis points to 1.66% in 2005 from 1.04% in 2004, combined with an increase in the average balance of money management accounts to $42.8 million in 2005 from $35.5 million in 2004. The cost of other interest-bearing deposits increased 5 basis points, to 1.88% from 1.83%, as the average balance of these deposits increased $15.0 million, or 9%. Interest expense on borrowings decreased by $35,000, or 7%, from the prior period. The reduction in interest expense on borrowings was the result of decreased average balances of advances outstanding as excess liquidity from deposit growth was used to pay down maturing advances. The decrease in borrowings expense is partially offset by an increase in the cost of borrowings to 4.53% in 2005 from 4.34% in 2004, and an increase in the cost of the junior subordinated debentures to 5.97% in 2005 from 4.62% in 2004.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended March 31, 2005 decreased to $72,000 from $188,000 for the same period in 2004, primarily as a result of a decrease in nonperforming loans and total loans. The Company's ratio of allowance for loan losses to period end loans has increased to 1.01% at March 31, 2005 from 0.98% at December 31, 2004. Nonperforming loans to period end loans has decreased to 0.94% at March 31, 2005 from 0.98% at December 31, 2004.

OTHER  INCOME

The Company's other income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:

                                                           Three Months Ended March 31,
                                                            2005    2004       Change
------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts . . . . . . . . . . .  $ 274   $ 235  $    39     16.6%
Loan servicing fees . . . . . . . . . . . . . . . . . . .     41      41        -      0.0%
Increase in value of bank owned life insurance. . . . . .     44      48       (4)    -8.3%
Net (loss) gain on sales of loans/foreclosed real estate.    (12)     80      (92)  -115.0%
Other charges, commissions and fees . . . . . . . . . . .    142     120       22     18.3%
------------------------------------------------------------------------------------------
Core other income . . . . . . . . . . . . . . . . . . . .    489     524      (35)    -6.7%
Net gain on sales of securities . . . . . . . . . . . . .      -     154     (154)  -100.0%
------------------------------------------------------------------------------------------
Total other income. . . . . . . . . . . . . . . . . . . .  $ 489   $ 678  $  (189)   -27.9%
===========================================================================================

For the three months ended March 31, 2005, core other income decreased $35,000, or 7%, when compared with the three months ended March 31, 2004. Income from service charges on deposit accounts increased as the number of deposit accounts increased, combined with an increase in fees associated with deposit accounts. The increase in other operating income primarily resulted from fees associated with ATM and debit cards usage and the recording of a New York State Grant income associated with a Leadership Training program, offset by a decrease in fees generated by investment services. The decrease in the net gain on sale of loans/foreclosed real estate is primarily due to a $30,000 gain recognized on a

Whispering Oaks Development Inc. lot sale in February of 2004, which did not recur in 2005. The remaining decrease is due to fewer gains recognized on loan sales due to the decrease in the volume of loans sold into the secondary market.

The decrease in the net gain on sales of investment securities was the result of gains associated with the sale of corporate stock and mortgage backed securities in March of 2004. There were no investment security sales during the first quarter of 2005.

OTHER  EXPENSES

The following table sets forth certain information on other expense for the quarters indicated:

                                      Three Months Ended March 31,
                                       2005    2004      Change
-------------------------------------------------------------------
(Dollars in thousands)

Salaries and employee benefits . .  $1,264  $1,203  $    61     5.1%
Building occupancy . . . . . . . .     243     277      (34)  -12.3%
Data processing expenses . . . . .     307     225       82    36.4%
Professional and other services. .     189     146       43    29.5%
Amortization of intangible assets.      56      56        -     0.0%
Other expenses . . . . . . . . . .     361     343       18     5.2%
-------------------------------------------------------------------
Total other expenses . . . . . . .  $2,420  $2,250  $   170     7.6%
===================================================================

Total other expenses increased $170,000 for the three months ended March 31, 2005. Salaries and employee benefits increased as a result of increased supplemental retirement plan costs and increases associated with an expanding commercial lending sales force. The Company had 107 full time equivalent employees at March 31, 2005 compared to 103 at March 31, 2004. The increase in data processing charges was due to depreciation and maintenance expense resulting from system hardware and software acquisitions, a 15% increase in internet banking usage and increased check processing charges due to a 5% increase in customer volume. The increase in professional and other services was primarily due to consulting expenses associated with a fee enhancement program and the Leadership Training program. A portion of the expenses associated with the Leadership Training program were offset by corresponding grant income recorded in other income. The decrease in building occupancy expenses primarily resulted from reduced depreciation and machine maintenance expenses, combined with a significant reduction in snow removal costs when compared to the first quarter of 2004.

INCOME  TAX  EXPENSE

Income taxes decreased $74,000 for the quarter ended March 31, 2005 as compared to the same period in 2004, which was attributable to a decrease in the Company's pre-tax income. The effective tax rate was 24.0% for the first three months of 2005, compared to 26.3% for the year ended December 31, 2004. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies. Enactment of proposed state tax legislation regarding Real Estate Investment Trusts would increase the state tax rate for the Company.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $6.6 million, or 2%, to $308.6 million at March 31, 2005, from $302.0 million at December 31, 2004. The increase in total assets was primarily the result of an increase in investment securities of $14.8 million, or 20%, offset by a $6.9 million, or 48%, decrease in cash and cash equivalents and a $2.2 million decrease in mortgage loans held for sales. The growth in investment securities was primarily funded with liquidity resulting from deposit growth outpacing net loan originations.

At March 31, 2005, the securities balance included a net unrealized loss on available for sale securities of $1.1 million, net of taxes, versus a net unrealized loss of $306,000, net of taxes at December 31, 2004. The increase in interest rates during 2004 and 2005 led to the depreciation in the fair value of securities during 2005. Management has determined that the declines in fair value are not other than temporary.

LIABILITIES

Total liabilities increased $7.5 million, or 3%, to $287.7 million at March 31, 2005 from $280.2 million at December 31, 2004. The increase in liabilities is primarily due to a $9.4 million increase in interest-bearing deposits, partially offset by a $1.1 million decrease in noninterest-bearing deposits and a $1.0 million decrease in borrowed funds. The growth in deposits reflects the Company's emphasis on attracting new municipal deposit customers and expanding relationships with its existing customers.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                      For the Period Ending
                                                 March 31,  December 31,  March 31,
                                                    2005       2004        2004
--------------------------------------------------------------------------------
(In thousands)
Nonaccrual loans:
Commercial. . . . . . . . . . . . . . . . . . . .  $  840     $  776      $1,955
Consumer. . . . . . . . . . . . . . . . . . . . .     117        122         161
Real estate -  Mortgage . . . . . . . . . . . . .     805        953         849
--------------------------------------------------------------------------------
Total nonaccrual loans. . . . . . . . . . . . . .   1,762      1,851       2,965
Loans past due 90 days or more and still accruing       -          -           -
--------------------------------------------------------------------------------
Total nonperforming loans . . . . . . . . . . . .   1,762      1,851       2,965
Foreclosed real estate. . . . . . . . . . . . . .     850        798         263
--------------------------------------------------------------------------------
Total nonperforming assets. . . . . . . . . . . .   2,612      2,649       3,228
--------------------------------------------------------------------------------
Nonperforming loans to total loans. . . . . . . .    0.94%      0.98%       1.57%
Nonperforming assets to total assets. . . . . . .    0.85%      0.88%       1.04%
================================================================================

Total nonperforming loans and foreclosed real estate at March 31, 2005 has remained relatively consistent when compared to December 31, 2004.
Nonperforming loans continue to be addressed primarily through foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at March 31, 2005 was $1.9 million, or 1.01% of period end loans, compared to $1.8 million, or 0.98% of period end loans, at December 31, 2004. The increase as a percentage of loans is the result of an increase in the overall reserve balance combined with a decline in gross loans.

CAPITAL

Shareholders' equity decreased $872,000, or 4%, to $21.0 million at March 31, 2005. The decrease in shareholders' equity primarily resulted from an $823,000 increase in accumulated other comprehensive loss, and a $102,000 decrease in retained earnings, partially offset by a $42,000 increase in additional paid in capital. The Company added $149,000 to retained earnings through net income and returned $251,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended March 31, 2005. (See Footnote 4).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2005, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2005, management reported to the Board of Directors that the Company is not currently in compliance with its liquidity policy guidelines.

The policy non-compliance is the result of a sharp increase in the dollar amount of short term certificates of deposit, which are maturing in less than 30 days. The sharp increase was caused by certain large municipal customers and one large retail customer shifting substantial core deposit balances into 30 day certificates. Management will monitor this situation closely and, if non-compliance still exists after three months, a policy adjustment or corrective action will be proposed.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company continues to aggressively pursue delinquent loan relationships. While this aggressive pursuit, combined with conservative provisioning has improved the overall quality of the loan portfolio, it has resulted in a temporary increase in other real estate.

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

During the past three years, until June 2004, the Federal Reserve lowered interest rates thirteen times by a total of 550 basis points. These interest rate reductions have caused significant repricing of the bank's interest-earning assets and interest-bearing liabilities. Efforts have been made to shorten the repricing duration of its rate sensitive assets by purchasing investment securities with maturities within the next 3 to 5 years and promoting portfolio ARM (adjustable rate mortgage) and hybrid ARM products. In addition, the Company has extended the duration of its rate sensitive liabilities by lengthening the maturities of its existing borrowings and offering certificates of deposit with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the instrument to the then prevailing rate for the certificate of deposit with the same term.

Since June of 2004, the Federal Reserve has raised its key short term interest rate 175 basis points. Management anticipates that the Federal Reserve will continue to raise its target interest rate over the foreseeable future. Net interest margin compression has resulted as the yield curve flattens from sharp increases in short-term interest rate while longer term rates have remained relatively stable. Management will continue to seek to minimize any reduction in net interest income in a period of rising short term interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At March 31, 2005, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $40.0 million, representing a cumulative one-year gap ratio of a negative 12.96%.

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

The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Percentage Change in Net Interest Income" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Percentage Change in Net Portfolio Value" measures changes in the current fair value of assets and liabilities to parallel shifts in the yield curve. The column "NPV Capital Ratio" measures the ratio of the fair value of net assets to the fair value of total assets at the base case and in 100 basis point incremental interest rate shocks. Currently, the Company's model projects a 300 basis point increase and a 100 basis point decrease during the next year. Given the current interest rate environment, the Company's ALCO believed it was a better measure of current risk assuming a minus 100 point scenario, as a minus 300 basis point reduction would be unlikely given that current short-term market interest rates remain below 3.00%. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy.


Change in    NPV
Interest   Capital   Earnings    Value
Rates       Ratio     at Risk   as Risk
---------  --------  ---------  --------
300 . . .     6.54%    -15.09%   -35.82%
200 . . .     7.52%     -9.93%   -24.19%
100 . . .     8.50%     -4.89%   -12.01%
0             9.41%      ----      ----
-100. . .     9.84%      3.56%     7.08%

Currently, the percentage change in the net portfolio value, up 300 basis point, rate shock simulation is slightly above the established Board of Directors guidelines of negative 35%. A major component of the change in net portfolio value is a result of the simulated evaluation of the securities portfolio in the up 300 basis point simulation. These parameters are set by the board as guidance for the measurement of risk characteristics and trends. The Board seeks to monitor this situation over time to determine if the trend will require policy adjustment or correction action under asset/liability management.

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

31.1   Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief
       Executive  Officer
31.2   Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief
       Financial  Officer
32.1 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     PATHFINDER  BANCORP,  INC.
     --------------------------



May  13,  2005          /s/  Thomas  W.  Schneider
--------------          --------------------------
Date                    Thomas  W.  Schneider
                        President,  Chief  Executive  Officer


May  13,  2005         /s/  James  A.  Dowd
--------------         -------------------
Date                   James  A.  Dowd
                       Vice  President,  Chief  Financial  Officer

EXHIBIT  31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Thomas W. Schneider, President and Chief Executive Officer, certify that:

1. I have reviewed the March 31, 2005 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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


May  13,  2005         /s/  Thomas  W.  Schneider
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

1. I have reviewed the March 31, 2005 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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


March  13,  2005        /s/  James  A.  Dowd
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

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2005 and that to the best of his knowledge:

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





May  13,  2005               /s/  Thomas  W.  Schneider
--------------               --------------------------
Date                         Thomas  W.  Schneider
                             President  and  Chief  Executive  Officer


May  13,  2005              /s/  James  A.  Dowd
--------------              --------------------
Date                        James  A.  Dowd
                            Vice  President  and  Chief  Financial  Officer