Form 10-Q
period 2005-06-30
PATHFINDER BANCORP INC
filed 2005-08-15
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                           QUARTER ENDED JUNE 30, 2005

                         SEC Exchange Act No. 000-23601

                            Pathfinder Bancorp, Inc.
               (Exact name of Company as specified in its charter)

                                     Federal
            (State or jurisdiction of incorporation or organization)

                                   16-1540137
                     (I.R.S. Employer Identification Number)


                 214  W.  1st  Street
                 Oswego,  New  York                               13126
       ----------------------------------                        ------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,463,132 shares of the Company's common stock outstanding as of August 5, 2005.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  1  FINANCIAL  INFORMATION                                       PAGE

          Item  1.     Financial  Statements
                       Consolidated Statements  of  Condition           1
                       Consolidated  Statements  of  Income           2-3
                       Consolidated  Statements  Changes  in
                          of  Shareholders'  Equity                     4
                       Consolidated  Statements  of  Cash  Flows        5
                       Notes  to  Consolidated  Financial
                          Statements                                  6-8

          Item  2.     Management's  Discussion  and  Analysis
                          of  Financial Condition  and  Results
                          of  Operations                             9-17

          Item  3.     Quantitative  and  Qualitative  Disclosure
                          about  Market Risk                        18-19

          Item  4.     Control  and  Procedures                        20

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


SIGNATURES


                                       PATHFINDER  BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CONDITION
                            JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                                                                     2005       2004
ASSETS
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,915   $  6,741
Interest earning deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       374      7,584
-------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    10,289     14,325
Investment securities, at fair value. . . . . . . . . . . . . . . . . . . . . . .    87,447     75,069
Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . . . . . . . . . .     2,163      1,768
Mortgage loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . .         0      2,159
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   187,943    186,952
   Less: Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . . . .     1,879      1,827
-------------------------------------------------------------------------------------------------------
     Loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   186,064    185,125

Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,025      7,580
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,683      1,505
Foreclosed real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       878        798
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,840      3,840
Intangible asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       516        627
Bank owned life insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,857      5,768
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,709      3,473
-------------------------------------------------------------------------------------------------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $310,471   $302,037
=======================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------

Deposits:
  Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $218,262   $217,513
  Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,977     19,159
-------------------------------------------------------------------------------------------------------
     Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   237,239    236,672
Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,900      1,000
Long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,360     34,360
Junior subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . . . .     5,155      5,155
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,139      3,024
-------------------------------------------------------------------------------------------------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   288,793    280,211

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,950,419 and 2,937,419 shares issued;  and 2,463,132 and 2,450,132
    shares outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . .        29         29
   Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . .     7,579      7,453
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,228     21,186
   Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . .      (645)      (307)
   Unearned ESOP shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (11)       (33)
   Treasury Stock, at cost; 487,287 shares. . . . . . . . . . . . . . . . . . . .    (6,502)    (6,502)
-------------------------------------------------------------------------------------------------------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .    21,678     21,826
-------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . .  $310,471   $302,037
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER  BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)


                                                                 For the three   For the three
                                                                 months ended     months ended
                                                                 June 30, 2005   June 30, 2004
-----------------------------------------------------------------------------------------------

(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,929   $        2,981
 Debt securities:
Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             659              585
Tax-exempt . . . . . . . . . . . . . . . . . . . . . . . . . .             135               59
 Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .              56               35
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8               22
-----------------------------------------------------------------------------------------------
       Total interest income . . . . . . . . . . . . . . . . .           3,787            3,682

INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . .           1,031              915
  Interest on short-term borrowings. . . . . . . . . . . . . .              39                7
  Interest on long-term borrowings . . . . . . . . . . . . . .             456              474
-----------------------------------------------------------------------------------------------
       Total interest expense. . . . . . . . . . . . . . . . .           1,526            1,396
-----------------------------------------------------------------------------------------------
          Net interest income. . . . . . . . . . . . . . . . .           2,261            2,286
  Provision for loan losses. . . . . . . . . . . . . . . . . .              66              107
-----------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses.           2,195            2,179
-----------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts. . . . . . . . . . . . .             319              227
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . .              44               77
  Increase in value of bank owned life insurance . . . . . . .              45               48
  Net gain on sales of securities. . . . . . . . . . . . . . .               -              330
  Net gain on sales of loans/real estate . . . . . . . . . . .               -               41
  Other charges, commissions & fees. . . . . . . . . . . . . .             138              129
-----------------------------------------------------------------------------------------------
          Total other income . . . . . . . . . . . . . . . . .             546              852
-----------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . . . . .           1,253            1,180
  Building occupancy . . . . . . . . . . . . . . . . . . . . .             259              257
  Data processing expenses . . . . . . . . . . . . . . . . . .             306              229
  Professional and other services. . . . . . . . . . . . . . .             235              182
  Amortization of intangible asset . . . . . . . . . . . . . .              55               56
  Other expenses . . . . . . . . . . . . . . . . . . . . . . .             402              423
-----------------------------------------------------------------------------------------------
          Total other expenses . . . . . . . . . . . . . . . .           2,510            2,327
-----------------------------------------------------------------------------------------------

Income before income taxes . . . . . . . . . . . . . . . . . .             231              704
(Benefit) provision for income taxes . . . . . . . . . . . . .              (3)             182
-----------------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $          234   $          522
===============================================================================================

     NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . .  $         0.10   $         0.21
===============================================================================================
     NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . .  $         0.09   $         0.21
===============================================================================================
     DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . .  $       0.1025   $         0.10
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER  BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)


                                                                  For the six     For the six
                                                                 months ended     months ended
                                                                 June 30, 2005   June 30, 2004
-----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        5,818   $        5,971
 Debt securities:
Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,263            1,057
Tax-exempt . . . . . . . . . . . . . . . . . . . . . . . . . .             238              107
 Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .             107               71
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              59               37
-----------------------------------------------------------------------------------------------
       Total interest income . . . . . . . . . . . . . . . . .           7,485            7,243

INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . . . . . . . . . . . .           2,061            1,767
  Interest on short-term borrowings. . . . . . . . . . . . . .              49               16
  Interest on long-term borrowings . . . . . . . . . . . . . .             915              970
-----------------------------------------------------------------------------------------------
       Total interest expense. . . . . . . . . . . . . . . . .           3,025            2,753
-----------------------------------------------------------------------------------------------

          Net interest income. . . . . . . . . . . . . . . . .           4,460            4,490
  Provision for loan losses. . . . . . . . . . . . . . . . . .             138              295
-----------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses.           4,322            4,195
-----------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts. . . . . . . . . . . . .             593              462
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . .              85              118
  Increase in value of bank owned life insurance . . . . . . .              89               96
  Net gain on sales of securities. . . . . . . . . . . . . . .               -              484
  Net gain on sales of loans/real estate . . . . . . . . . . .             (12)             121
  Other charges, commissions & fees. . . . . . . . . . . . . .             280              249
-----------------------------------------------------------------------------------------------
          Total other income . . . . . . . . . . . . . . . . .           1,035            1,530
-----------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits . . . . . . . . . . . . . . .           2,517            2,383
  Building occupancy . . . . . . . . . . . . . . . . . . . . .             502              534
  Data processing expenses . . . . . . . . . . . . . . . . . .             613              454
  Professional and other services. . . . . . . . . . . . . . .             424              328
  Amortization of intangible asset . . . . . . . . . . . . . .             111              112
  Other expenses . . . . . . . . . . . . . . . . . . . . . . .             763              766
-----------------------------------------------------------------------------------------------
          Total other expenses . . . . . . . . . . . . . . . .           4,930            4,577
-----------------------------------------------------------------------------------------------

Income before income taxes . . . . . . . . . . . . . . . . . .             427            1,148
Provision for income taxes . . . . . . . . . . . . . . . . . .              44              303
-----------------------------------------------------------------------------------------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .  $          383   $          845
===============================================================================================

     NET INCOME PER SHARE - BASIC. . . . . . . . . . . . . . .  $         0.16   $         0.35
                                                                ===============  ==============
     NET INCOME PER SHARE - DILUTED. . . . . . . . . . . . . .  $         0.15   $         0.34
                                                                ===============  ==============
     DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . .  $        0.205   $         0.20
                                                                ===============  ==============

The accompanying notes are an integral part of the consolidated financial statements.


                                                  PATHFINDER BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                                         (unaudited)

                                                                                                       Accumulated
                                                                              Additional                 Other Com-   Unearned
                                                                                 Paid in   Retained      prehensive       ESOP
                                                      Shares        Amount       Capital   Earnings   Income (Loss)     Shares
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2004. . . . . . . . . .     2,937,419   $        29   $     7,453  $  21,186  $        (307)  $   (33)
Comprehensive income
Net income. . . . . . . . . . . . . . . . . .                                                  383
Other comprehensive loss, net of tax
Unrealized net losses on securities . . . . .                                                                (338)

Total Comprehensive loss. . . . . . . . . . .
ESOP shares earned. . . . . . . . . . . . . .                                        40                                  22
Stock option exercised. . . . . . . . . . . .        13,000             -            86
Dividends declared ($.205 per share). . . . .                                                 (341)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005. . . . . . . . . . . .     2,950,419   $        29   $     7,579  $  21,228  $        (645)  $   (11)
=============================================================================================================================


BALANCE, DECEMBER 31, 2003. . . . . . . . . .     2,919,386   $        29   $     7,225  $  20,747  $         364   $   (78)
Comprehensive income
Net income. . . . . . . . . . . . . . . . . .                                                  845
Other comprehensive loss, net of tax
Unrealized net losses on securities . . . . .                                                              (1,420)

Total Comprehensive loss. . . . . . . . . . .
ESOP shares earned. . . . . . . . . . . . . .                                        47                                  23
Stock option exercised. . . . . . . . . . . .        16,033             -           125
Dividends declared ($.20 per share) . . . . .                                                 (330)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004. . . . . . . . . . . .  $  2,935,419   $        29   $     7,397  $  21,262  $      (1,056)  $   (55)
=============================================================================================================================



                                                Treasury
                                                  Stock      Total
-------------------------------------------------------------------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2004. . . . . . . . . .  $(6,502)    $21,826
Comprehensive income
Net income                                                     383
Other comprehensive loss, net of tax
Unrealized net losses on securities                           (338)
                                                            -------
Total Comprehensive loss                                        45
ESOP shares earned                                              62
Stock option exercised                                          86
Dividends declared ($.205 per share)                          (341)
--------------------------------------------------------------------
BALANCE, JUNE 30, 2005. . . . . . . . . . . .  $(6,502)    $21,678
====================================================================


BALANCE, DECEMBER 31, 2003. . . . . . . . . .  $(6,502)  $21,785
Comprehensive income
Net income                                                   845
Other comprehensive loss, net of tax
Unrealized net losses on securities                       (1,420)
                                                          -------
Total Comprehensive loss                                    (575)
ESOP shares earned                                            70
Stock option exercised                                       125
Dividends declared ($.20 per share)                         (330)
--------------------------------------------------------------------
BALANCE, JUNE 30, 2004. . . . . . . . . . . .  $(6,502)  $21,075
====================================================================

The accompanying notes are an integral part of the consolidated financial statements


                                PATHFINDER BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                              June 30,    June 30,
                                                                 2005        2004
------------------------------------------------------------------------------------
(Dollars in thousands)
OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $     383   $     845
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses . . . . . . . . . . . . . . . .        138         295
  ESOP and other stock-based compensation earned. . . . . .         62          70
  Deferred income tax expense . . . . . . . . . . . . . . .        177          32
  Proceeds from sale of loans . . . . . . . . . . . . . . .      2,443       7,263
  Originations of loans held-for-sale . . . . . . . . . . .          -      (4,317)
  Realized loss/(gain) on:
    Sale of real estate loans through foreclosure . . . . .         19         (30)
    Loans . . . . . . . . . . . . . . . . . . . . . . . . .         (7)        (91)
    Available-for-sale investment securities. . . . . . . .          -        (484)
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .        332         282
  Amortization of intangible. . . . . . . . . . . . . . . .        111         112
  Amortization of deferred financing costs. . . . . . . . .         15          15
  Amortization of mortgage servicing rights . . . . . . . .         65          81
  Increase in surrender value of life insurance . . . . . .        (89)        (96)
  Net amortization of premiums on investment securities . .        182         158
  Increase in interest receivable . . . . . . . . . . . . .       (178)       (218)
  Net change in other assets and liabilities. . . . . . . .       (153)       (981)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . .      3,500       2,936
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale. . .    (20,624)    (28,842)
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale. . . . . . . .      7,105       4,906
  Proceeds from sale:
    Real estate acquired through foreclosure. . . . . . . .        169         100
    Available-for-sale investment securities. . . . . . . .          -       4,350
  Purchase of life insurance. . . . . . . . . . . . . . . .          -      (1,100)
  Net (increase) decrease in loans. . . . . . . . . . . . .     (1,622)      2,159
  Purchase of premises and equipment. . . . . . . . . . . .       (777)       (870)
------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . .    (15,749)    (19,297)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits . . . . . . . . . . . . . . . . . .     (6,717)     26,595
  Net increase in time deposits . . . . . . . . . . . . . .      7,284         364
  Net proceeds from short term borrowings . . . . . . . . .      9,900      (4,600)
  Payments on long-term borrowings. . . . . . . . . . . . .     (2,000)          -
  Proceeds from exercise of stock options . . . . . . . . .         86         125
  Cash dividends paid . . . . . . . . . . . . . . . . . . .       (340)       (328)
------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .      8,213      22,156
------------------------------------------------------------------------------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . .     (4,036)      5,795
 Cash and cash equivalents at beginning of period . . . . .     14,325       8,714
------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .  $  10,289   $  14,509
===================================================================================

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

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2)  EARNINGS  PER  SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2005 and 2004, using 2,452,357 and 2,436,878 weighted average common shares outstanding for the three months ended, and 2,449,889 and 2,430,468 for the six months ended, respectively. Diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 have been computed using 2,487,229 and 2,478,570 for the three months ended and 2,486,999 and 2,477,102 for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months and six months ended June 30, is as follows:

                                FOR  THE  THREE         FOR  THE  SIX
                                 MONTHS  ENDED           MONTHS  ENDED
                                   JUNE 30,                 JUNE 30,
                                  2005    2004         2005    2004
-----------------------------------------------------------------------
(In thousands)
Service cost. . . . . . . . . .  $  38   $  43        $  76   $  86
Interest cost . . . . . . . . .     57      52          114     104
Expected return on plan assets.    (71)    (63)        (142)   (126)
Amortization of net losses. . .     24      24           48      48
-----------------------------------------------------------------------
Net periodic benefit cost . . .  $  48   $  56        $  96   $ 112
=======================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $190,000 to its pension plan in 2005. As of June 30, 2005, $609,000 had been contributed to the pension plan. The Company contributed more than expected to avoid a PGBC (Pension Benefit Guaranty Corporation) variable rate premium.

(4)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $1.4 million balance, representing Pathfinder Bancorp, MHC's portion of dividends waived as of June 30, 2005.

(5)  COMPREHENSIVE  INCOME

The components of other comprehensive (loss) income and related tax effects for the three month and six month periods ended June 30, 2005 and 2004 are as follows:

                                           For  the               For  the
                                         three  months           six  months
                                       ended June 30,         ended June 30,
                                        2005       2004      2005       2004
----------------------------------------------------------------------------
(In thousands)
Gross change in unrealized gains on
  securities available for sale. . . . $ 807   $(2,388)     $(565)  $(1,882)
Reclassification adjustment for gains
  included in net income . . . . . . .    -       (330)        -       (484)
----------------------------------------------------------------------------
                                         807    (2,718)     (565)    (2,366)
Tax effect . . . . . . . . . . . . . .  (322)    1,087       227        946
----------------------------------------------------------------------------
Net of tax amount. . . . . . . . . . . $ 485   $(1,631)    $(338)   $(1,420)
============================================================================

(6)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $865,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At June 30, 2005, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the MD& A held 64.3% of the Company's common stock and the public held 35.7%.

The following discussion reviews the Company's financial condition at June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and June 30, 2004.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at June 30, 2005, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Net income was $234,000, or $0.10 per share, for the three months ended June 30, 2005 as compared to $522,000, or $0.21 per share, for the same period in 2004.

For the six months ended June 30, 2005, the Company reported net income of $383,000, or $0.16 per share, compared to $845,000, or $0.35 per share, for the same period in 2004. The opening of a new branch in Central Square, New York was the highlight of the Company's second quarter. The reduction in earnings reflects a reduction in gains on sales of securities and loans and foreclosed real estate combined with higher operating expenses, primarily related to the new branch operations, and the addition of a Business Development Officer in the first quarter of 2005 to stimulate commercial loan growth. Earnings are being challenged by a flattening yield curve, an expanding delivery system, and increased regulatory burden cost. Over the past year, the Company has focused on enhancing fee income sources and improving asset quality in anticipation of these challenges. The Company is developing strategies to streamline operations and reduce our administrative costs while not impacting our service standards.

RESULTS  OF  OPERATIONS

The return on average assets and return on shareholders' equity were 0.30% and 4.38%, respectively, for the three months ended June 30, 2005, compared with 0.69% and 9.85%, respectively, for the three months ended June 30, 2004. During the second quarter of 2005 when compared to the first quarter of 2004, net interest income remained relatively consistent while net gains on the sale of securities and loans/real estate decreased by $371,000 and other expenses increased $183,000, or 8%, partially offset by a decrease in the provision for loan losses by 38%, or $41,000 and an increase in other income, exclusive of net gains on sales of securities and loans/real estate, by $64,0000, or 13%.

For the six months ended June 30, 2005, net income was $383,000, a decrease of $462,000, or 55%, as compared to net income of $845,000 in 2004. The decrease in net income was primarily a result of a decrease in net gains on the sale of securities and loans/real estate of $616,000 and an increase in other expenses of $353,000, partially offset by declines in provisions for loan losses and income taxes and an increase in other income, exclusive of net gains on sales of securities and loans/real estate, by $121,000, or 13%. Basic earnings per share decreased to $0.16 per share for the six months ended June 30, 2005 from $0.35 for the same period in 2004. The return on average assets and return on shareholders' equity were 0.25% and 3.57%, respectively for the six months ended June 30, 2005, compared with 0.57% and 7.79% for the same period in 2004.

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin ratio result from the interaction between the volume and composition of interest earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis, remained relatively constant at $2.3 million for the three months ended June 30, 2005 when compared to the same period of 2004. The Company's net interest margin ratio for the first quarter of 2005 decreased to 3.30% from 3.34% when compared to the same quarter in 2004. Management expects continued margin compression to adversely impact earnings over the near term. The flattening of the yield curve continues to have a negative impact on net interest margin as longer-term assets reprice at static or lower rates and shorter-term deposits and borrowings reprice at higher rates. Average interest-earning assets increased 2% to $281.2 million at June 30, 2005 as compared to $276.7 million at June 30, 2004. The increase in average earning assets is primarily attributable to a $13.8 million increase in investment securities, partially offset by a $9.3 million decrease in interest-earning deposits. Average interest-bearing liabilities increased $5.7 million, and the cost of funds increased 14 basis points to 2.29% from 2.15% for the same period in 2004. The increase in the average balance of interest-bearing liabilities resulted primarily from a $7.2 million growth in average deposits, partially offset by a $1.5 million decrease in borrowed funds. The growth in deposits primarily resulted from the growth in municipal deposits as the Company continues to add municipal customers combined with a growth in retail deposits.

For the six months ended June 30, 2005, net interest income, on a tax-equivalent basis, remained relatively consistent at $4.6 million as compared to the same period during 2004. Net interest margin decreased 14 basis points, to 3.25% at June 30, 2005 from 3.39% at June 30, 2004. Average interest-earning assets increased 5% to $280.7 million at June 30, 2005 as compared to $268.0 million at June 30, 2004, while the yield on interest earning assets declined 4 basis points to 5.40% from 5.44% for the comparable periods. The increase in average earning assets is primarily attributable to a $17.6 million increase in investment securities, partially offset by a $3.5 million decrease in interest-earning deposits and a $1.4 million decrease in loans receivable. Average interest-bearing liabilities increased $13.4 million and the cost of funds increased 9 basis points to 2.28% from 2.19% for the same period in 2004. The increase in the average balance of interest-bearing liabilities resulted primarily from a $17.4 million growth in average deposits, partially offset by a $3.9 million decrease in borrowed funds.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2005 increased $134,000, or 4%, to $3.8 million from $3.7 million at the quarter ended June 30, 2004. Average loans remained consistent at $187.4 million, with yields declining 11 basis points to 6.27% for the second quarter of 2005. Average consumer loans increased $2.0 million, or 12%, and experienced an increase in yield of 54 basis points. The increase in the yield on consumer loans resulted primarily from the effect of the 225 basis point increase in the bank's prime rate on the adjustable rate home equity products. Average commercial loans increased $1.9 million, and experienced a decrease in the average yield of 19 basis points, to 6.94% from 7.13%, in 2004. Increases in the average balance of consumer and commercial loan portfolios were offset by decreases in the average balance of residential and commercial real estate loan portfolios. The average balance of the commercial real estate portfolio decreased $2.5 million, or 8%, while the yield remained consistent at 7.62%. The Company's residential mortgage loan portfolio decreased $1.4 million, or 1%, when comparing the second quarter of 2005 to the same period in 2004. The average yield on the residential mortgage loan portfolio increased 27 basis points to 6.07% in 2005 from 5.80% in 2004.

Average investment securities for the quarter ended June 30, 2005 increased by $13.8 million, compared to the same period a year ago, with an increase in tax-equivalent interest income from investments of $197,000, or 28%, compared to the second quarter of 2004. The average tax-equivalent yield of the portfolio increased 33 basis points, to 3.88% from 3.55%. The increase in the average balance of investment securities is a result of the investment of excess liquidity into the securities portfolio in light of the slower loan portfolio growth.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2005 increased $291,000, or 4%, when compared to the six months ended June 30, 2004. Average loans decreased $1.4 million, with yields declining 11 basis points to 6.22% from 6.33%. Average consumer and commercial loans increased $2.0 million and $1.3 million, respectively. These increases were offset by decreases in the average balance of residential and commercial real estate loans of $2.7 million and $2.3 million, respectively.

For the six months ended June 30, 2005, tax-equivalent interest income from investment securities increased $422,000, or 33%, compared to the same period in 2004. The average tax-equivalent yield of the portfolio increased 24 basis points, to 3.86% from 3.62% combined by a $17.6 million increase in the average balance of investment securities.

INTEREST  EXPENSE

Total interest expense increased $130,000 for the three months ended June 30, 2005, when compared to the same quarter in 2004. Deposit expense for the comparable periods increased $116,000, or 13%, as the average rate paid on higher earning money management accounts increased 56 basis points to 1.93% in 2005 from 1.37% in 2004. The cost of time deposits increased 20 basis points as existing time deposits matured and repriced into higher rates, combined with an 18% increase in the average balance of time deposit accounts to $91.8 million in 2005 from $82.9 million in 2004. The cost of other interest-bearing deposits decreased 24 basis points, to 0.41% from 0.65% combined with a 1%, or $1.1 million, decrease in the average balance of these deposits resulted in a $55,000 decrease in the cost of funds on NOW and savings accounts. Interest expense on borrowings increased by $14,000, or 2%, from the prior period, resulting from and increase in the cost of borrowed funds to 4.66% to 4.39%, partially offset by a decrease in the average balance of borrowed funds of $1.5 million. The increase in the cost of borrowings primarily resulted from an increase in the cost of the LIBOR (London Interbank Offered Rate) based junior subordinated debentures to 6.36% from 4.60%.

For the six months ended June 30, 2005, interest expense increased $272,000, or 10%, to $3.0 million from $2.8 million for the same period in 2004. The average deposit balance increased $17.4 million combined with a 13 basis point increase in the cost of deposits to 1.84% from 1.71%. The cost of borrowed funds increased 31 basis points to 4.69% from 4.38%, partially offset by a decrease in the average balance of borrowed funds by $3.9 million, or 10%.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended June 30, 2005 decreased to $66,000 from $107,000 for the same period in 2004, primarily as a result of improved asset quality and stable loan balances. The Company's ratio of allowance for loan losses to period end loans has increased to 1.00% at June 30, 2005 from 0.98% at December 31, 2004. Nonperforming loans to period end loans increased to 1.08% at June 30, 2005 from 0.99% at December 31, 2004. Increased delinquencies in residential real estate loans have negatively impacted the ratio of nonperforming loans to period end loans when compared to December 31, 2004. Collection efforts have reduced the level of residential delinquencies since June 30, 2005 resulting in a decrease in the ratio of nonperforming loans to period end loans to 0.90% as of July 31, 2005.

For the six months ended June 30, 2005, the provision for loan losses was $138,000 as compared to $295,000 for the same period in 2004 primarily resulting from a decrease in the level of charge-offs to $86,000 for the six months ended June 30, 2005 compared to $175,000 in 2004.

OTHER  INCOME

The Company's other income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                      2005  2004        Change          2005     2004      Change
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts. . . . . . . .  $ 319  $ 227  $    92     40.5%  $  593   $   462  $ 131     28.4%
Loan servicing fees. . . . . . . . . . . . . . . .     44     77      (33)   -42.9%      85       118    (33)   -28.0%
Increase in value of bank owned life insurance . .     45     48       (3)    -6.3%      89        96     (7)    -7.3%
Net gains on sale of loans/foreclosed real estate.      -     41      (41)  -100.0%     (12)      121   (133)  -109.9%
Other operating income . . . . . . . . . . . . . .    138    129        9      7.0%     280       249     31     12.4%
-----------------------------------------------------------------------------------------------------------------------
Core noninterest income. . . . . . . . . . . . . .    546    522       24      4.6%   1,035     1,046    (11)    -1.1%
Net gain on sales of securities. . . . . . . . . .      -    330     (330)    -7.1%       -       484   (484)  -100.0%
-----------------------------------------------------------------------------------------------------------------------
Total other income . . . . . . . . . . . . . . . .  $ 546  $ 852  $  (306)   -35.9%  $1,035   $ 1,530  $(495)   -32.4%
=======================================================================================================================

For the three months ended June 30, 2005, core other income increased $23,000, or 4%, when compared with the three months ended June 30, 2004. Income from service charges on deposit accounts increased as the number of deposit accounts increased, combined with an increase in fees associated with deposit accounts. The increase in other operating income primarily resulted from fees associated with ATM and debit cards usage, the recording of a New York State Grant income associated with a Leadership Training program, and a pre-payment penalty fee received from the early call of an investment security, offset by a decrease in fees generated by investment services. The decrease in loan servicing fees is primarily due to a reduction in internal mortgage legal fees associated with reduced mortgage and home equity loan origination volumes. The decrease in the net gain on sale of loans/foreclosed real estate is primarily due to fewer gains recognized on loan sales due to the decrease in the volume of loans sold into the secondary market.

For the six months ended June 30, 2005, core other income decreased $12,000 or 1%, when compared with the six months ended June 30, 2004. The decrease in core income for the six months ended June 30 2005, was primarily due to fewer gains recognized on loan sales due to the decrease in the volume of loans sold into the secondary market and the $30,000 gain recognized on a Whispering Oaks
Development Inc. lot sale in February of 2004, which did not recur in 2005. These decreases were offset by an increase in fees associated with deposit accounts, which began in the second quarter of 2005, and the recording of New York State Grant income associated with the Leadership Training Program.

The decrease in the net gains on sales of investment securities for the three and six month period was the result of gains associated with the sale of corporate stock and mortgage-backed securities in 2004. There were no investment security sales during the first two quarters of 2005.

OTHER  EXPENSES

The following table sets forth certain information on other expense for the quarters indicated:

                                    Three Months Ended June 30,        Six Months Ended June 30,
                                      2005    2004       Change         2005    2004     Change
----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Salaries and employee benefits . .  $1,253  $1,180  $    73    6.19%  $2,517  $ 2,383  $134    5.62%
Building occupancy . . . . . . . .     259     257        2    0.78%     502      534   (32)  -5.99%
Data processing. . . . . . . . . .     306     229       77   33.62%     613      454   159   35.02%
Professional and other services. .     235     182       53   29.12%     424      328    96   29.27%
Amortization of intangible assets.      55      56       (1)  -1.79%     111      112    (1)  -0.89%
Other operating. . . . . . . . . .     402     423      (21)  -4.96%     763      766    (3)  -0.39%
----------------------------------------------------------------------------------------------------
Total noninterest expense. . . . .  $2,510  $2,327  $   183    7.86%  $4,930  $ 4,577  $353    7.71%
====================================================================================================

For the three months and six months ended June 30, 2005, salaries and employee benefits increased as a result of increases associated with an expanding commercial lending sales force, the opening of a new branch in June 2005, increased supplemental retirement plan costs and a decrease in deferred payroll expense as a result of fewer loan originations. The Company had 113 full time equivalent employees at June 30, 2005 compared to 110 at June 30, 2004. The increase in data processing charges was due to depreciation and maintenance expense resulting from system hardware and software acquisitions, increased internet banking usage and increased check processing charges due to an increase in customer volume. The increase in professional and other services was primarily due to consulting expenses associated with a fee enhancement program, a leadership training program, strategic planning and a capital market analysis. A portion of the expenses associated with the leadership training program was offset by corresponding grant income recorded in other income. The reduction in other operating expenses for the three month period ending June 30, 2005, was primarily due to a reduction in the volume of no cost home equity loans originated.

The decrease in building occupancy expenses for the six month period primarily resulted from reduced depreciation and machine maintenance expenses, combined with a significant reduction in snow removal costs when compared to the first quarter of 2004. These decreases were offset slightly by increased property taxes for all branch locations.

INCOME  TAX  EXPENSE

Income taxes decreased $185,000 for the quarter ended June 30, 2005 as compared to the same period in 2004, which was attributable to a decrease in the Company's pre-tax income combined with an increase in tax-exempt interest income. The effective tax rate was 10.3% for the six months ended June 30, 2005, compared to 26.4% for the year ended December 31, 2004. The decrease in the effective tax rate resulted primarily from an increase in tax-exempt interest income. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies.


CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $8.5 million, or 3%, to $310.5 million at June 30, 2005, from $302.0 million at December 31, 2004. The increase in total assets was primarily the result of an increase in investment securities of $12.4 million, or 17%, offset by a $4.0 million, or 28%, decrease in cash and cash equivalents and a $2.2 million decrease in mortgage loans held for sale. The growth in investment securities was primarily funded with liquidity resulting from deposit growth outpacing net loan originations.

At June 30, 2005, the securities balance included a net unrealized loss on available for sale securities of $1.1 million, net of taxes, versus a net unrealized loss of $306,000, net of taxes at December 31, 2004. The increase in interest rates during 2004 and 2005 led to the decline in the fair value of securities during 2005. Management has determined that the declines in fair value are not other than temporary.

LIABILITIES

Total liabilities increased $8.6 million, or 3%, to $288.8 million at June 30, 2005 from $280.2 million at December 31, 2004. The increase in liabilities is primarily due to a $9.9 million increase in short-term borrowings. The increase in short-term borrowings is a result of cyclical declines in the deposit balances of certain large municipal customers during the second quarter. These deposit outflows caused the organization to rely on short-term wholesale borrowings for liquidity needs.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                          For  the  Period  Ending
(In  thousands)                                     June 30,   December 30,  June 30,
                                                       2005        2004         2004
------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial. . . . . . . . . . . . . . . . . . . .  $  633      $  776      $1,876
Consumer. . . . . . . . . . . . . . . . . . . . .     106         122         152
Real estate -  Construction . . . . . . . . . . .       0           0           0
                     Mortgage . . . . . . . . . .   1,290         953         986
------------------------------------------------------------------------------------
Total nonaccrual loans. . . . . . . . . . . . . .   2,029       1,851       3,014
Loans past due 90 days or more and still accruing       0           0           0
------------------------------------------------------------------------------------
Total non-performing loans. . . . . . . . . . . .   2,029       1,851       3,014
Foreclosed real estate. . . . . . . . . . . . . .     878         798         305
------------------------------------------------------------------------------------
Total non-performing assets . . . . . . . . . . .   2,907       2,649       3,319
------------------------------------------------------------------------------------
Non-performing loans to total loans . . . . . . .    1.08%       0.98%       1.61%
Non-performing assets to total assets . . . . . .    0.94%       0.88%       1.11%
------------------------------------------------------------------------------------

Total nonperforming loans and foreclosed real estate at June 30, 2005 increased 10% when compared to December 31, 2004. Nonperforming loans continue to be addressed primarily through increased collection efforts and foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at June 30, 2005 was $1.9 million, or 1.00% of period end loans, compared to $1.8 million, or 0.98% of period end loans, at December 31, 2004.

CAPITAL

Shareholders' equity decreased $148,000, or 1%, to $21.7 million at June 30, 2005. The decrease in shareholders' equity primarily resulted from a $338,000 increase in accumulated other comprehensive loss, partially offset by a $126,000 increase in additional paid in capital and a $42,000 increase in retained earnings. The Company added $383,000 to retained earnings through net income and returned $330,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, waived the dividend for the quarter ended June 30, 2005. (See Footnote 4).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2005, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

LIQUIDITY

Liquidity management involves the Company's ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth and reduce assets to meet deposit withdrawals, to maintain reserve requirements, and to otherwise operate the Company on an ongoing basis. The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and mortgage backed securities and maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term, interest-earning and other assets, which provide liquidity to meet lending requirements, and utilizes short-term borrowings as a source of liquidity when necessary.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2005, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company continues to aggressively pursue delinquent loan relationships. While this aggressive pursuit, combined with conservative provisioning, has improved the overall quality of the loan portfolio, it has resulted in a temporary increase in other real estate. The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The primary objective of the Company's asset-liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company has an Asset-Liability Management Committee (ALCO) which is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Those procedures include reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings and capital. The Company's Board of Directors reviews the guidelines established by ALCO.

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

Prior to June of 2004, the Federal Reserve has raised its key short-term interest rate 250 basis points. Management anticipates that the Federal Reserve will continue to raise its target interest rate over the foreseeable future. Net interest margin compression has resulted as the yield curve flattens from sharp increases in short-term interest rate while longer-term rates have remained relatively stable. Management will continue to seek to minimize any reduction in net interest income in a period of rising short-term interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At June 30, 2005, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $34.0 million, representing a cumulative one-year gap ratio of a negative 10.94%.

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

The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Percentage Change in Net Interest Income" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Percentage Change in Net Portfolio Value" measures changes in the current fair value of assets and liabilities to parallel shifts in the yield curve. The column "NPV Capital Ratio" measures the ratio of the fair value of net assets to the fair value of total assets at the base case and in 100 basis point incremental interest rate shocks. Currently, the Company's model projects a 300 basis point increase and a 200 basis point decrease during the next year. Given the current interest rate environment, the Company's ALCO believed it was a better measure of current risk assuming a minus 200 point scenario, as a minus 300 basis point reduction would be unlikely given that current short-term market interest rates remain at low levels since the beginning of 2003. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy.


Change in    NPV
Interest   Capital   Earnings    Value
Rates       Ratio     at Risk   as Risk
---------  --------  ---------  --------
300 . . .     8.15%    -19.83%   -33.66%
200 . . .     9.33%    -13.01%   -21.96%
100 . . .    10.45%     -6.32%   -10.17%
0            11.34%      ----      ----
-100. . .    11.40%      2.48%     2.52%
-200. . .    11.16%      2.08%     2.22%

ITEM  4-  CONTROL  AND  PROCEDURES

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

None

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES
----------------------------------------------

None

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

The Company's Meeting of Shareholders was held on April 27, 2005. The following are the items voted on and the results of the shareholder voting:

1. The election of Chris C. Gagas, Thomas W. Schneider and Chris R. Burritt to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified.

          Name                          For          Withheld

     Chris  C.  Gagas               2,411,590        19,665
     Thomas  W.  Schneider          2,412,040        19,215
     Chris  R.  Burritt             2,405,886        25,369

     Set forth below is the names of the other directors of the Company and their terms of office.


          Name                  Term  Expires
     Bruce  Manwaring               2006
     L.  William  Nelson            2006
     George  P.  Joyce              2006
     Chris  C.  Gagas               2008
     Thomas  W.  Schneider          2008
     Chris  R.  Burritt             2008


2. The ratification of the appointment of Beard Miller Company LLP as auditors for the Company.

                               For        Against     Abstain

     Number  of  Votes     2,422,041      9,214          -


ITEM  5  -  OTHER  INFORMATION
------------------------------

None

ITEM  6  -  EXHIBITS
--------------------

Exhibit  No.          Description
------------          -----------

3.2      Bylaws  of  Pathfinder  Bancorp,  Inc.
31.1     Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief
           Executive  Officer
31.2     Rule  13a-14(a)  /  15d-14(a)  Certification  of  the  Chief
           Financial  Officer
32.1    Section  1350  Certification  of  the Chief Executive Officer and Chief
           Financial  Officer



SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     PATHFINDER  BANCORP,  INC.
     --------------------------



August  15,  2005        /s/  Thomas  W.  Schneider
                         --------------------------
Date:                    Thomas  W.  Schneider
                         President,  Chief  Executive  Officer


August  15,  2005        /s/  James  A.  Dowd
                         -------------------
Date:                    James  A.  Dowd
                         Vice  President,  Chief  Financial  Officer

EXHIBIT  3.2

                            PATHFINDER BANCORP, INC.

                                     BYLAWS


                             ARTICLE I - HOME OFFICE

     The home office of Pathfinder Bancorp, Inc. (the "Company") shall be 214 West First Street, Oswego, New York 13126-2547.

                            ARTICLE II - SHAREHOLDERS

     SECTION 1. PLACE OF MEETINGS. All annual and special meetings of shareholders shall be held at the home office of the Company or at such other convenient place as the Board of Directors may determine.

     SECTION 2. ANNUAL MEETING. A meeting of the shareholders of the Company for the election of directors and for the transaction of any other business of the Company shall be held annually within 150 days after the end of the Company's fiscal year on the fourth Wednesday of April, if not a legal holiday, and if a legal holiday, then on the next day following which is not a legal holiday, at 10:00 a.m., or at such other date and time within such 150-day period as the Board of Directors may determine.

     SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders for any purpose or purposes, unless otherwise prescribed by the regulations of the Office of Thrift Supervision (the "Office"), may be called at any time by the chairman of the board, the president, or a majority of the Board of Directors, and shall be called by the chairman of the board, the president, or the secretary upon the written request of the holders of not less than one-tenth of all of the outstanding capital stock of the Company entitled to vote at the meeting. Such written request shall state the purpose or purposes of the meeting and shall be delivered to the home office of the Company addressed to the chairman of the board, the president or the secretary.

     SECTION 4. CONDUCT OF MEETINGS. Annual and special meetings shall be conducted in accordance with the most current edition of Robert's Rules of Order unless otherwise prescribed by regulations of the Office or these bylaws or the Board of Directors adopts another written procedure for the conduct of meetings. The Board of Directors shall designate, when present, either the chairman of the board or president to preside at such meetings.

     SECTION 5. NOTICE OF MEETINGS. Written notice stating the place, day, and hour of the meeting and the purpose(s) for which the meeting is called shall be delivered not fewer than 20 nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the chairman of the board, the president, the secretary or the directors calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the mail, addressed to the shareholder at the address as it appears on the stock transfer books or records of the Company as of the record date prescribed in Section 6 of this
Article II with postage prepaid. When any shareholders meeting, either annual or special, is adjourned for 30 days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. It shall not be necessary to give any notice of the time and place of any meeting adjourned for less than 30 days or of the business to be transacted at the meeting, other than an announcement at the meeting at which such adjournment is taken.

     SECTION 6. FIXING OF RECORD DATE. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors shall fix in advance a date as the record date for any such determination of shareholders. Such date in any case shall be not more than 60 days and, in case of a meeting of shareholders, not fewer than 10 days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment.

     SECTION 7. VOTING LIST. At least 20 days before each meeting of the shareholders, the officer or agent having charge of the stock transfer books for shares of the Company shall make a complete list of the shareholders of record entitled to vote at such meeting, or any adjournment, arranged in alphabetical order, with the address and the number of shares held by each. This list of shareholders shall be kept on file at the home office of the Company and shall be subject to inspection by any shareholder of record or the shareholder's agent at any time during usual business hours for a period of 20 days prior to such meeting. Such list also shall be produced and kept open at the time and place of the meeting and shall be subject to inspection by any shareholder of record or the shareholder's agent during the entire time of the meeting. The original stock transfer book shall constitute prima facie evidence of the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

     In lieu of making the shareholder list available for inspection by shareholders as provided in the preceding paragraph, the Board of Directors may elect to follow the procedures described in 552.6(d) of the Office's regulations as now or hereafter in effect.

     SECTION 8. QUORUM. A majority of the outstanding shares of the Company entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares is represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to constitute less than a quorum. If a quorum is present the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number of shareholders voting together or voting by classes is required by law or the charter. Directors, however, are elected by a plurality of the votes cast at an election of directors.

     SECTION 9. PROXIES. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his or her duly authorized attorney in fact. Proxies may be given telephonically or electronically as long as the holder uses a procedure for verifying the identity of the shareholder. Proxies solicited on behalf of the management shall be voted as directed by the shareholder or, in the absence of such direction, as determined by a majority of the Board of Directors. No proxy shall be valid more than eleven months from the date of its execution except for a proxy coupled with an interest.

     SECTION 10. VOTING OF SHARES IN THE NAME OF TWO OR MORE PERSONS. When ownership stands in the name of two or more persons, in the absence of written directions to the Company to the contrary, at any meeting of the shareholders of the Company any one or more of such shareholders may cast, in person or by proxy, all votes to which such ownership is entitled. In the event an attempt is made to cast conflicting votes, in person or by proxy, by the several persons in whose names shares of stock stand, the vote or votes to which those persons are entitled shall be cast as directed by a majority of those holding such and present in person or by proxy at such meeting, but no votes shall be cast for such stock if a majority cannot agree.

     SECTION 11. VOTING OF SHARES OF CERTAIN HOLDERS. Shares standing in the name of another corporation may be voted by any officer, agent, or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such corporation may determine. Shares held by an administrator, executor, guardian, or conservator may be voted by him or her, either in person or by proxy, without a transfer of such shares into his or her name. Shares standing in the name of a trustee may be voted by him or her, either in person or by proxy, but no trustee shall be entitled to vote shares held by him or her without a transfer of such shares into his name. Shares held in trust in an IRA or Keogh Account, however, may be voted by the Company if no other instructions are received. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer into his or her name if authority to do so is contained in an appropriate order of the court or other public authority by which such receiver was appointed.

     A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

     Neither treasury shares of its own stock held by the Company nor shares held by another corporation, if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the Company, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting.

     SECTION 12. CUMULATIVE VOTING. Stockholders may not cumulate their votes for election of directors.

     SECTION 13. INSPECTORS OF ELECTION. In advance of any meeting of shareholders, the Board of Directors may appoint any person other than nominees for office as inspectors of election to act at such meeting or any adjournment. The number of inspectors shall be either one or three. Any such appointment shall not be altered at the meeting. If inspectors of election are not so appointed, the chairman of the board or the president may, or on the request of not fewer than 10 percent of the votes represented at the meeting shall, make such appointment at the meeting. If appointed at the meeting, the majority of the votes present shall determine whether one or three inspectors are to be appointed. In case any person appointed as inspector fails to appear or fails or refuses to act, the vacancy may be filled by appointment by the Board of Directors in advance of the meeting or at the meeting by the chairman of the board or the president.

     Unless otherwise prescribed by regulations of the Office, the duties of such inspectors shall include: determining the number of shares and the voting power of each share, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; receiving votes, ballots, or consents; hearing and determining all challenges and questions in any way arising in connection with the rights to vote; counting and tabulating all votes or consents; determining the result; and such acts as may be proper to conduct the election or vote with fairness to all shareholders.

     SECTION 14. NOMINATING COMMITTEE. The Board of Directors shall act as a nominating committee for selecting the management nominees for election as directors. Except in the case of a nominee substituted as a result of the death or other incapacity of a management nominee, the nominating committee shall deliver written nominations to the secretary at least 20 days prior to the date of the annual meeting. Upon delivery, such nominations shall be posted in a conspicuous place in each office of the Company. No nominations for directors except those made by the nominating committee shall be voted upon at the annual meeting unless other nominations by shareholders are made in writing and delivered to the secretary of the Company at least five days prior to the date of the annual meeting. Upon delivery, such nominations shall be posted in a conspicuous place in each office of the Company. Ballots bearing the names of all persons nominated by the nominating committee and by shareholders shall be provided for use at the annual meeting. However, if the nominating committee shall fail or refuse to act at least 20 days prior to the annual meeting, nominations for directors may be made at the annual meeting by any shareholder entitled to vote and shall be voted upon.

     SECTION 15. NEW BUSINESS. Any new business to be taken up at the annual meeting shall be stated in writing and filed with the secretary of the Company at least five days prior to the date of the annual meeting, and all business so stated, proposed, and filed shall be considered at the annual meeting; but no other proposal shall be acted upon at the annual meeting. Any shareholder may make any other proposal at the annual meeting and the same may be discussed and considered, but unless stated in writing and filed with the secretary at least five days before the meeting, such proposal shall be laid over for action at an adjourned, special or annual meeting of the shareholders taking place 30 days or more thereafter. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors, and committees; but in connection with such reports, no new business shall be acted upon at such annual meeting unless stated and filed as herein provided.

     SECTION 16. INFORMAL ACTION BY SHAREHOLDERS. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of shareholders, may be taken without a meeting if consent in writing, setting forth the action to be taken, shall be given by all of the shareholders entitled to vote with respect to the subject matter.

                        ARTICLE III - BOARD OF DIRECTORS

     SECTION 1. GENERAL POWERS. The business and affairs of the Company shall be under the direction of its Board of Directors. The Board of Directors shall annually elect a chairman of the board from among its members and shall designate, when present, either the chairman of the board or in his absence, an alternative member of the board to preside at its meetings.

     SECTION  2.  NUMBER  AND  TERM.  The Board of Directors shall consist of 10
(ten) members and shall be divided into three classes as nearly equal in number as possible. The members of each class shall be elected for a term of three years and until their successors are elected and qualified. One class shall be elected by ballot annually.

     SECTION 3. REGULAR MEETINGS. A regular meeting of the Board of Directors shall be held without other notice than this bylaw following the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place for the holding of additional regular meetings without notice other than such resolution. Directors may participate in a meeting by means of a conference telephone or similar communications device through which all persons participating can hear each other at the same time. Participation by such means shall constitute presence in person for all purposes.

     SECTION 4. QUALIFICATION. Each director shall at all times be the beneficial owner of not less than 100 shares of capital stock of the Company unless the company is a wholly-owned subsidiary of a holding company
..

     SECTION 5. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by or at the request of the chairman of the board, the president or one-third of the directors. The persons authorized to call special meetings of the Board of Directors may fix any place, within the Company's normal lending territory, as the place for holding any special meeting of the Board of Directors called by such persons.

     Members of the Board of Directors may participate in special meetings by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other. Such participation shall constitute presence in person for all purposes.

     SECTION 6. NOTICE. Written notice of any special meeting shall be given to each director at least 24 hours prior thereto when delivered personally or by telegram or at least five days prior thereto when delivered by mail at the address at which the director is most likely to be reached. Such notice shall be deemed to be delivered when deposited in the mail so addressed, with postage prepaid if sent by mail, when delivered to the telegraph company if sent by telegram or when the Company receives notice of delivery if electronically transmitted. Any director may waive notice of any meeting by a writing filed with the secretary. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any meeting of the Board of Directors need be specified in the notice of waiver of notice of such meeting.

     SECTION 7. QUORUM. A majority of the number of directors fixed by Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors; but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time. Notice of any adjourned meeting shall be given in the same manner as prescribed by Section 5 of this Article III.

     SECTION 8. MANNER OF ACTING. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless a greater number is prescribed by regulation of the Office or by these bylaws.

     SECTION 9. ACTION WITHOUT A MEETING. Any action required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

     SECTION 10. RESIGNATION. Any director may resign at any time by sending a written notice of such resignation to the home office of the Company addressed to the chairman of the board or the president. Unless otherwise specified, such resignation shall take effect upon receipt by the chairman of the board or the president. More than three consecutive absences from regular meetings of the Board of Directors, unless excused by resolution of the Board of Directors, shall automatically constitute a resignation, effective when such resignation is accepted by the Board of Directors.

     SECTION 11. VACANCIES. Any vacancy occurring on the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors although less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected to serve until the next election of directors by the shareholders. Any directorship to be filled by reason of an increase in the number of directors may be filled by election by the Board of Directors for a term of office continuing only until the next election of directors by the shareholders.

     SECTION 12. COMPENSATION. Directors, as such, may receive a stated salary for their services. By resolution of the Board of Directors, a reasonable fixed sum, and reasonable expenses of attendance, if any, may be allowed for actual attendance at each regular or special meeting of the Board of Directors. Members of either standing or special committees may be allowed such compensation for actual attendance at committee meetings as the Board of Directors may determine.

     SECTION 13. PRESUMPTION OF ASSENT. A director of the Company who is present at a meeting of the Board of Directors at which action on any Company matter is taken shall be presumed to have assented to the action taken unless his or her dissent or abstention shall be entered in the minutes of the meeting or unless he or she shall file a written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the Company within five days after the date a copy of the minutes of the meeting is received. Such right to dissent shall not apply to a director who voted in favor of such action.

     SECTION 14. REMOVAL OF DIRECTORS. At a meeting of shareholders called expressly for that purpose, any director may be removed for cause by a vote of the holders of a majority of the shares then entitled to vote at an election of directors. Whenever the holders of the shares of any class are entitled to elect one or more directors by the provisions of the charter or supplemental sections thereto, the provisions of this section shall apply, in respect to the removal of a director or directors so elected, to the vote of the holders of the outstanding shares of that class and not to the vote of the outstanding shares as a whole.

                   ARTICLE IV - EXECUTIVE AND OTHER COMMITTEES

     SECTION 1. APPOINTMENT. The Board of Directors, by resolution adopted by a majority of the full board, may designate three or more of the directors to constitute an executive committee. The designation of any committee pursuant to this Article IV and the delegation of authority shall not operate to relieve the Board of Directors, or any director, of any responsibility imposed by law or regulation.

     SECTION 2. AUTHORITY. The executive committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors except to the extent, if any, that such authority shall be limited by the resolution appointing the executive committee; and except also that the executive committee shall not have the authority of the Board of Directors with reference to: the declaration of dividends; the amendment of the charter or bylaws of the Company or recommending to the shareholders a plan of merger, consolidation, or conversion; the sale, lease, or other disposition of all or substantially all of the property and assets of the Company otherwise than in the usual and regular course of its business; a voluntary dissolution of the Company; a revocation of any of the foregoing; or the approval of a transaction in which any member of the executive committee, directly or indirectly, has any material beneficial interest.

     SECTION 3. TENURE. Subject to the provisions of Section 8 of this Article IV, each member of the board of directors may serve on the executive committee during a calendar year.

     SECTION 4. MEETINGS. Regular meetings of the executive committee may be held without notice at such times and places as the executive committee may fix from time to time by resolution. Special meetings of the executive committee may be called by any member thereof upon not less than one days notice stating the place, date, and hour of the meeting, which notice may be written or oral. Any member of the executive committee may waive notice of any meeting and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the executive committee need not state the business proposed to be transacted at the meeting.

     SECTION 5. QUORUM. A majority of the members of the executive committee shall constitute a quorum for the transaction of business at any meeting thereof, and action of the executive committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

     SECTION 6. ACTION WITHOUT A MEETING. Any action required or permitted to be taken by the executive committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the members of the executive committee.

     SECTION 7. VACANCIES. Any vacancy in the executive committee may be filled by a resolution adopted by a majority of the full Board of Directors.

     SECTION 8. RESIGNATIONS AND REMOVAL. Any member of the executive committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the executive committee may resign from the executive committee at any time by giving written notice to the president or secretary of the Company. Unless otherwise specified, such resignation shall take effect upon its receipt; the acceptance of such resignation shall not be necessary to make it effective.

     SECTION 9. PROCEDURE. The executive committee shall elect a presiding officer from its members and may fix its own rules of procedure which shall not be inconsistent with these bylaws. It shall keep regular minutes of its proceedings and report the same to the Board of Directors for its information at the meeting held next after the proceedings shall have occurred.

     SECTION 10. OTHER COMMITTEES. The Board of Directors may by resolution establish an audit, loan, or other committee composed of directors as they may determine to be necessary or appropriate for the conduct of the business of the Company and may prescribe the duties, constitution, and procedures thereof.

                              ARTICLE V - OFFICERS

     SECTION 1. POSITIONS. The officers of the Company shall be a president, one or more vice presidents, a secretary and a treasurer, each of whom shall be elected by the Board of Directors. The Board of Directors also may designate the chairman of the board as an officer. The president shall be the chief executive officer, unless the Board of Directors designates the chairman of the board as chief executive officer. The offices of the secretary and treasurer may be held by the same person and a vice president also may be either the secretary or the treasurer. The Board of Directors may designate one or more vice presidents as executive vice president or senior vice president. The Board of Directors also may elect or authorize the appointment of such other officers as the business of the Company may require. The officers shall have such authority and perform such duties as the Board of Directors may from time to time authorize or determine. In the absence of action by the Board of Directors, the officers shall have such powers and duties as generally pertain to their respective offices.

     SECTION 2. ELECTION AND TERM OF OFFICE. The officers of the Company shall be elected annually at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers is not held at such meeting, such election shall be held as soon thereafter as possible. Each officer shall hold office until a successor has been duly elected and qualified or until the officers death, resignation, or removal in the manner hereinafter provided. Election or appointment of an officer, employee, or agent shall not of itself create contractual rights. The Board of Directors may authorize the Company to enter into an employment contract with any officer in accordance with regulations of the Office; but no such contract shall impair the right of the Board of Directors to remove any officer at any time in accordance with Section 3 of this Article V.

     SECTION 3. REMOVAL. Any officer may be removed by the Board of Directors whenever in its judgment the best interests of the Company will be served thereby, but such removal, other than for cause, shall be without prejudice to any contractual rights of the person so removed.

     SECTION 4. VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification, or otherwise may be filled by the Board of Directors for the unexpired portion of the term.

     SECTION 5. REMUNERATION. The remuneration of the officers shall be fixed from time to time by the Board of Directors.

              ARTICLE VI - CONTRACTS, LOANS, CHECKS, AND DEPOSITS

     SECTION 1. CONTRACTS. To the extent permitted by regulations of the Office, and except as otherwise prescribed by these bylaws with respect to certificates for shares, the Board of Directors may authorize any officer, employee or agent of the Company to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Company. Such authority may be general or confined to specific instances.

     SECTION 2. LOANS. No loans shall be contracted on behalf of the Company and no evidence of indebtedness shall be issued in its name unless authorized by the Board of Directors. Such authority may be general or confined to specific instances.

     SECTION 3. CHECKS, DRAFTS, ETC. All checks, drafts, or other orders for the payment of money, notes, or other evidences of indebtedness issued in the name of the Company shall be signed by one or more officers, employees, or agents of the Company in such manner as shall from time to time be determined by the Board of Directors.

     SECTION 4. DEPOSITS. All funds of the Company not otherwise employed shall be deposited from time to time to the credit of the association in any duly authorized depositors as the Board of Directors may select.

            ARTICLE VII - CERTIFICATES FOR SHARES AND THEIR TRANSFER

     SECTION 1. CERTIFICATES FOR SHARES. Certificates representing shares of capital stock of the Company shall be in such form as shall be determined by the Board of Directors and approved by the Office. Such certificates shall be signed by the chief executive officer or by any other officer of the Company authorized by the Board of Directors, attested by the secretary or an assistant secretary, and sealed with the corporate seal or a facsimile thereof. The signature of such officers upon a certificate may be facsimiles if the certificate is manually signed on behalf of a transfer agent or a registrar other than the Company itself or one of its employees. Each certificate for shares of capital stock shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Company. All certificates surrendered to the Company for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares has been surrendered and canceled, except that in the case of a lost or destroyed certificate, a new certificate may be issued upon such terms and indemnity to the Company as the Board of Directors may prescribe.

     SECTION 2. TRANSFER OF SHARES. Transfer of shares of capital stock of the Company shall be made only on its stock transfer books. Authority for such transfer shall be given only by the holder of record or by his or her legal representative, who shall furnish proper evidence of such authority, or by his or her attorney authorized by a duly executed power of attorney and filed with the Company. Such transfer shall be made only on surrender for cancellation of the certificate for such shares. The person in whose name shares of capital stock stand on the books of the Company shall be deemed by the Company to be the owner for all purposes.

                    ARTICLE VIII - FISCAL YEAR; ANNUAL AUDIT

     The fiscal year of the Company shall end on the last day of December of each year. The Company shall be subject to an annual audit as of the end of its fiscal year by independent public accountants appointed by and responsible to the Board of Directors.

                             ARTICLE IX - DIVIDENDS

     Subject only to the terms of the Company's charter and the regulations and orders of the Office, the Board of Directors may, from time to time declare, and the Company may pay, dividends on its outstanding shares of capital stock.

                           ARTICLE X - CORPORATE SEAL

     The Board of Directors shall provide a Company seal which shall be two concentric circles between which shall be the name of the Company. The year of incorporation or an emblem may appear in the center.

                  ARTICLE XI - CORPORATE GOVERNANCE PROCEDURES

     The corporate governance procedures and provisions of Subchapters IV, VII and XIII (and any successors or amendments thereto) of the Delaware General Corporation Law apply to the Company to the extent those procedures and provisions are not inconsistent with Federal law and regulation and are consistent with safety and soundness.

                            ARTICLE XII - AMENDMENTS

     These bylaws may be amended in a manner consistent with regulations of the Office and shall be effective after: (i) approval of the amendment by a majority vote of the authorized Board of Directors, or by a majority vote of the votes cast by the shareholders of the Company at any legal meeting; and (ii) receipt of any applicable regulatory approval. When a Company fails to meet its quorum requirements, solely due to vacancies on the board, then the affirmative vote of a majority of the sitting board will be required to amend the bylaws. The CEO of the Company or his designee is authorized to have bylaw amendments filed with the Office of Thrift Supervision.

EXHIBIT  31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Thomas W. Schneider, President and Chief Executive Officer, certify that:

1. I have reviewed the June 30, 2005 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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

August  15,  2005         /s/  Thomas  W.  Schneider
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

1. I have reviewed the June 30, 2005 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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

August  15,  200            /s/  James  A.  Dowd
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

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2005 and that to the best of his knowledge:

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





August  15,  2005             /s/  Thomas  W.  Schneider
-----------------             --------------------------
Date                          Thomas  W.  Schneider
                              President  and  Chief  Executive  Officer


August  15,  2005            /s/  James  A.  Dowd
-----------------             --------------------
Date                          James  A.  Dowd
                              Vice  President  and  Chief  Financial  Officer