Form 10-Q
period 2005-09-30
PATHFINDER BANCORP INC
filed 2005-11-14
CIK 1046188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2005

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

Indicate  by check mark whether the Registrant is a shell company (as defined in
Rule  12b-2Q  of  the  Act).      Yes          No   X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 2,463,132 shares of the Company's common stock outstanding as of November 10, 2005.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  1   FINANCIAL  INFORMATION                                            PAGE

          Item  1.  Financial  Statements

                    Consolidated Statements  of  Condition                   1
                    Consolidated  Statements  of  Income                   2-3
                    Consolidated  Statements  Changes  in
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


SIGNATURES


                                       PATHFINDER  BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CONDITION
                         SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                                                                      2005       2004
-----------------------------------------------------------------------------------------------------
             ASSETS
------------------------------------
(Dollars  in  thousands)

Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,078   $  6,741
Interest earning deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .       685      7,584
-----------------------------------------------------------------------------------------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     8,763     14,325
Investment securities, at fair value . . . . . . . . . . . . . . . . . . . . . .    84,510     75,069
Federal Home Loan Bank stock, at cost. . . . . . . . . . . . . . . . . . . . . .     1,636      1,768
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . .         0      2,159
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   185,459    186,952
   Less: Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . .     1,801      1,827
-----------------------------------------------------------------------------------------------------
     Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .   183,658    185,125

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .     8,011      7,580
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,644      1,505
Foreclosed real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       935        798
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,840      3,840
Intangible asset, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       461        627
Bank owned life insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,901      5,768
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,717      3,473
-----------------------------------------------------------------------------------------------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $303,076   $302,037
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Interest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $220,915   $217,513
  Noninterest-bearing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,937     19,159
-----------------------------------------------------------------------------------------------------
     Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   240,852    236,672
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,000      1,000
Long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,360     34,360
Junior subordinated debentures . . . . . . . . . . . . . . . . . . . . . . . . .     5,155      5,155
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,131      3,024
-----------------------------------------------------------------------------------------------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   281,498    280,211

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,950,419 and 2,937,419 shares issued;  and 2,463,132 and 2,450,132
    shares outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .        29         29
   Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .     7,594      7,453
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,092     21,186
   Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . .      (635)      (307)
   Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0        (33)
   Treasury Stock, at cost; 487,287 shares . . . . . . . . . . . . . . . . . . .    (6,502)    (6,502)
-----------------------------------------------------------------------------------------------------
     Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .    21,578     21,826
-----------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . .  $303,076   $302,037
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                            PATHFINDER  BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                                             For the three        For the three
                                                                              months ended         months ended
                                                                        September 30, 2005   September 30, 2004
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans, including fees. . . . . . . . . . . . . . . . . . . . . . . .  $             3,006   $             2,898
 Debt securities:
Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  621                   580
Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  138                    63
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   61                    36
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    3                    18
---------------------------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . . . . . .                3,829                 3,595

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . . . .                1,061                   920
  Interest on short-term borrowings . . . . . . . . . . . . . . . . .                  107                     1
  Interest on long-term borrowings. . . . . . . . . . . . . . . . . .                  459                   471
---------------------------------------------------------------------------------------------------------------
       Total interest expense . . . . . . . . . . . . . . . . . . . .                1,627                 1,392
---------------------------------------------------------------------------------------------------------------
          Net interest income . . . . . . . . . . . . . . . . . . . .                2,202                 2,203
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . .                   91                   112
---------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses . . . .                2,111                 2,091
---------------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . . . . . .                  356                   251
  Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . .                   61                    66
  Increase in value of bank owned life insurance. . . . . . . . . . .                   44                    48
  Net (loss)/gains on sales and impairments of investment securities.                 (192)                   85
  Net gains on sales of loans and foreclosed real estate. . . . . . .                   42                   128
  Other charges, commissions & fees . . . . . . . . . . . . . . . . .                  138                   137
---------------------------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . . . . . .                  449                   715
---------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . . . . . .                1,290                 1,201
  Building occupancy. . . . . . . . . . . . . . . . . . . . . . . . .                  306                   289
  Data processing expenses. . . . . . . . . . . . . . . . . . . . . .                  315                   249
  Professional and other services . . . . . . . . . . . . . . . . . .                  184                   165
  Amortization of intangible asset. . . . . . . . . . . . . . . . . .                   55                    55
  Other expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .                  343                   361
---------------------------------------------------------------------------------------------------------------
          Total other expenses. . . . . . . . . . . . . . . . . . . .                2,493                 2,320
---------------------------------------------------------------------------------------------------------------
Income before income taxes. . . . . . . . . . . . . . . . . . . . . .                   67                   486
(Benefit) provision for income taxes. . . . . . . . . . . . . . . . .                  (49)                  126
---------------------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               116   $               360
================================================================================================================
     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . . . . . .  $              0.05   $              0.15
================================================================================================================
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . . . . . .  $              0.05   $              0.15
================================================================================================================
     DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . . . . . .  $            0.1025   $            0.1025
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


                                            PATHFINDER  BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                                              For the nine         For the nine
                                                                              months ended         months ended
                                                                        September 30, 2005   September 30, 2004
                                                                       --------------------  -------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans, including fees. . . . . . . . . . . . . . . . . . . . . . . .  $             8,824   $             8,869
 Debt securities:
Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,884                 1,637
Tax-exempt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  376                   170
 Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  168                   107
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   62                    55
---------------------------------------------------------------------------------------------------------------
       Total interest income. . . . . . . . . . . . . . . . . . . . .               11,314                10,838

INTEREST EXPENSE:
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . . . .                3,122                 2,687
  Interest on short-term borrowings . . . . . . . . . . . . . . . . .                  156                    17
  Interest on long-term borrowings. . . . . . . . . . . . . . . . . .                1,374                 1,441
---------------------------------------------------------------------------------------------------------------
       Total interest expense . . . . . . . . . . . . . . . . . . . .                4,652                 4,145
---------------------------------------------------------------------------------------------------------------

          Net interest income . . . . . . . . . . . . . . . . . . . .                6,662                 6,693
  Provision for loan losses . . . . . . . . . . . . . . . . . . . . .                  229                   407
---------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses . . . .                6,433                 6,286
---------------------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts . . . . . . . . . . . . . . . .                  949                   713
  Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . .                  146                   184
  Increase in value of bank owned life insurance. . . . . . . . . . .                  133                   144
  Net (loss)/gains on sales and impairments of investment securities.                 (192)                  569
  Net gains on sales of loans and foreclosed real estate. . . . . . .                   30                   249
  Other charges, commissions & fees . . . . . . . . . . . . . . . . .                  418                   386
---------------------------------------------------------------------------------------------------------------
          Total other income. . . . . . . . . . . . . . . . . . . . .                1,484                 2,245
---------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits. . . . . . . . . . . . . . . . . . .                3,807                 3,584
  Building occupancy. . . . . . . . . . . . . . . . . . . . . . . . .                  878                   897
  Data processing expenses. . . . . . . . . . . . . . . . . . . . . .                  928                   703
  Professional and other services . . . . . . . . . . . . . . . . . .                  608                   493
  Amortization of intangible asset. . . . . . . . . . . . . . . . . .                  166                   167
  Other expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .                1,036                 1,053
---------------------------------------------------------------------------------------------------------------
          Total other expenses. . . . . . . . . . . . . . . . . . . .                7,423                 6,897
---------------------------------------------------------------------------------------------------------------
Income before income taxes. . . . . . . . . . . . . . . . . . . . . .                  494                 1,634
(Benefit) Provision for income taxes. . . . . . . . . . . . . . . . .                   (5)                  429
---------------------------------------------------------------------------------------------------------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               499   $             1,205
================================================================================================================
     NET INCOME PER SHARE - BASIC . . . . . . . . . . . . . . . . . .  $              0.20   $              0.50
================================================================================================================
     NET INCOME PER SHARE - DILUTED . . . . . . . . . . . . . . . . .  $              0.20   $              0.49
================================================================================================================
     DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . . . . . . .  $            0.3075   $            0.3025
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                  PATHFINDER BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                              For the Nine     For the Nine
                                                              Months Ended     Months Ended
                                                              September 30,    September 30,
                                                                      2005             2004
--------------------------------------------------------------------------------------------
(Dollars in thousands)
OPERATING ACTIVITIES:

Net income. . . . . . . . . . . . . . . . . . . . . . . .  $          499   $        1,205
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses . . . . . . . . . . . . . . . .             229              407
ESOP and other stock-based compensation earned. . . . . .              88               99
Deferred income tax expense . . . . . . . . . . . . . . .             133               60
Proceeds from sale of loans . . . . . . . . . . . . . . .           8,897           10,885
Originations of loans held-for-sale . . . . . . . . . . .               -           (8,430)
Realized loss/(gain) on:
  Sale of real estate through foreclosure . . . . . . . .               7              (79)
  Loans . . . . . . . . . . . . . . . . . . . . . . . . .             (37)            (170)
  Available-for-sale investment securities. . . . . . . .             192             (569)
Depreciation. . . . . . . . . . . . . . . . . . . . . . .             518              434
Amortization of intangible. . . . . . . . . . . . . . . .             166              167
Amortization of deferred financing costs. . . . . . . . .              23               23
Amortization of mortgage servicing rights . . . . . . . .              22               32
Increase in surrender value of life insurance . . . . . .            (133)            (144)
Net amortization of premiums on investment securities . .             279              256
Increase in interest receivable . . . . . . . . . . . . .            (139)            (232)
Net change in other assets and liabilities. . . . . . . .            (259)            (853)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . .          10,485            3,091
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale. . .         (21,734)         (31,459)
Proceeds from maturities and principal reductions of
  investment securities available-for-sale. . . . . . . .          11,406            7,134
Proceeds from sale:
  Real estate acquired through foreclosure. . . . . . . .             414              352
  Available-for-sale investment securities. . . . . . . .               -            6,353
Purchase of life insurance. . . . . . . . . . . . . . . .               -           (1,100)
Net (increase) decrease in loans. . . . . . . . . . . . .          (6,021)             376
Purchase of premises and equipment. . . . . . . . . . . .            (949)            (980)
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . .         (16,884)         (19,324)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in demand deposits, NOW accounts
  savings accounts, money market deposit accounts
  and escrow deposits . . . . . . . . . . . . . . . . . .          (4,641)          30,498
Net increase in time deposits . . . . . . . . . . . . . .           8,821             (661)
Increase (decrease) from short term borrowings. . . . . .           1,000           (2,100)
Payments on long-term borrowings. . . . . . . . . . . . .          (4,000)          (4,500)
Proceeds from long-term borrowings. . . . . . . . . . . .               -            1,000
Proceeds from exercise of stock options . . . . . . . . .              86              125
Cash dividends paid . . . . . . . . . . . . . . . . . . .            (429)            (414)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . .             837           23,948
--------------------------------------------------------------------------------------------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . .          (5,562)           7,715
 Cash and cash equivalents at beginning of period . . . .          14,325            8,714
--------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $        8,763   $       16,429
============================================================================================

The accompanying notes are an integral part of the consolidated financial statements


                                  PATHFINDER BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                         (unaudited)


                                                                      Additional
                                                      Common Stock       Paid in   Retained
                                               -----------------------
                                                  Shares       Amount    Capital   Earnings
---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2004. . . . . . . . . .     2,937,419   $     29  $   7,453  $  21,186
Comprehensive income
Net income. . . . . . . . . . . . . . . . . .                                            499
Other comprehensive loss, net of tax
Unrealized net losses on securities
Total Comprehensive Income
ESOP shares earned. . . . . . . . . . . . . .                                  55
Stock option exercised. . . . . . . . . . . .        13,000          -         86
Dividends declared ($.3075 per share) . . . .                                           (593)
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005 . . . . . . . . .     2,950,419   $     29  $   7,594  $  21,092
=============================================================================================

BALANCE, DECEMBER 31, 2003. . . . . . . . . .     2,919,386   $     29  $   7,225  $  20,747
Comprehensive income
Net income. . . . . . . . . . . . . . . . .                                  .         1,205
Other comprehensive loss, net of tax
Unrealized net losses on securities
Total Comprehensive income
ESOP shares earned. . . . . . . . . . . . . .                                  65
Stock option exercised. . . . . . . . . . . .        16,033          0        125
Dividends declared ($.3025 per share) . . . .                                           (580)
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004 . . . . . . . . .     2,935,419   $     29  $   7,415  $  21,372
=============================================================================================


                                          Accumulated
                                           Other Com-     Unearned
                                           prehensive       ESOP      Treasury
                                         Income (Loss)     Shares      Stock      Total
                                         --------------  ----------  ----------  -------
BALANCE, DECEMBER 31, 2004. . . . . . .  $        (307)  $     (33)  $  (6,502)  $21,826
Comprehensive income
Net income. . . . . . . . . . . . . . .                                              499
Other comprehensive loss, net of tax
Unrealized net losses on securities . .           (328)                             (328)
                                                                                 --------
Total Comprehensive loss. . . . . . . .                                              171
ESOP shares earned. . . . . . . . . . .                         33                    88
Stock option exercised. . . . . . . . .                                               86
Dividends declared ($.3075 per share) .                                             (593)
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005 . . . . . .  $        (635)  $       -   $  (6,502)  $21,578
=============================================================================================

BALANCE, DECEMBER 31, 2003. . . . . . .  $         364   $     (78)  $  (6,502)  $21,785
Comprehensive income
Net income. . . . . . . . . . . . . . .                                            1,205
Other comprehensive income, net of tax
Unrealized net losses on securities . .           (681)                             (681)
                                                                                 --------
Total Comprehensive income. . . . . . .                                              524
ESOP shares earned. . . . . . . . . . .                         34                    99
Stock option exercised. . . . . . . . .                                              125
Dividends declared ($.3025 per share) .                                             (580)
Dividends declared ($.3075 per share) .                                             (593)
---------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004 . . . . . .  $        (317)  $     (44)  $  (6,502)  $21,953
=============================================================================================

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2)  EARNINGS  PER  SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2005 and 2004, using 2,461,328 and 2,438,796 weighted average common shares outstanding for the three months ended, and 2,453,744 and 2,433,264 for the nine months ended, respectively. Diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 have been computed using 2,488,418 and 2,478,377 for the three months ended and 2,487,478 and 2,477,521 for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months and nine months ended
September  30,  is  as  follows:

                            FOR  THE  THREE  MONTHS    FOR  THE  NINE  MONTHS
                              ENDED  SEPTEMBER  30,     ENDED  SEPTEMBER  30,
                                  2005        2004          2005       2004
------------------------------------------------------------------------------
(In thousands)
Service cost. . . . . . . . . .  $  38       $  36         $ 114      $ 122
Interest cost . . . . . . . . .     57          52           171        156
Expected return on plan assets.    (71)        (63)         (213)      (189)
Amortization of net losses. . .     24          23            72         71
------------------------------------------------------------------------------
Net periodic benefit cost . . .  $  48       $  48         $ 144      $ 160
==============================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $190,000 to its pension plan in 2005. As of September 30, 2005, $670,000 had been contributed to the pension plan. The Company contributed more than expected to avoid a PGBC (Pension Benefit Guaranty Corporation) variable rate premium.

(4)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $1.4 million balance, representing Pathfinder Bancorp, MHC's portion of dividends waived as of September 30, 2005.

(5)  COMPREHENSIVE  INCOME

The components of other comprehensive (loss) income and related tax effects for the three month and nine month periods ended September 30, 2005 and 2004 are as follows:

                                                  For the three months    For the nine months
                                                    ended September         ended September
                                                      2005        2004       2005       2004
---------------------------------------------------------------------------------------------
(In thousands)
Gross change in unrealized gains on
  securities available for sale . . . . . . . .  $      209   $  1,316      $(355)  $  (567)
Reclassification adjustment for (gains) losses
  included in net income. . . . . . . . . . . .         192        (85)       192      (569)
---------------------------------------------------------------------------------------------
                                                         17      1,231       (547)   (1,136)
Tax effect. . . . . . . . . . . . . . . . . . .          (7)      (492)       219       455
---------------------------------------------------------------------------------------------
Net of tax amount . . . . . . . . . . . . . . .  $       10   $    739      $(328)  $  (681)
=============================================================================================

(6)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $865,000 of standby letters of credit as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees  under  standby  letters  of  credit  issued  is  not  material.

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

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. Since the Company's options are fully granted and vested, the Company does not anticipate the adoption will have any impact on the consolidated financial statements.

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

In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of 2006. We evaluated the provisions of FSB FAS 13-1 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At September 30, 2005, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, held 64.3% of the Company's common stock and the public held 35.7%. Pathfinder Bancorp, M.H.C's operations and financial condition are not consolidated with the Company.

The following discussion reviews the Company's financial condition at September 30, 2005 and the results of operations for the three and nine months ended
September  30,  2005  and  September  30,  2004.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at September 30, 2005, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. During the third quarter of 2005, management deemed an equity holding in FNMA to be other than temporarily impaired resulting in a $116,000 reduction in earnings, net of taxes. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Net income was $116,000, or $0.05 per share, for the three months ended September 30, 2005 as compared to $360,000, or $0.15 per share, for the same period in 2004. For the nine months ended September 30, 2005, the Company reported net income of $499,000, or $0.20 per share, compared to $1.2 million, or $0.50 per share, for the same period in 2004. The reduction in earnings reflects a reduction in gains on sales of securities and loans and foreclosed real estate combined with higher operating expenses, primarily related to the new branch which opened in the second quarter of 2005, and the addition of a Business Development Officer in the first quarter of 2005 to stimulate commercial loan growth. Additionally, the write-down of an equity holding in the third quarter of 2005 reduced earnings by $116,000. Earnings are being challenged by a flattening yield curve, an expanding delivery system, and increased regulatory costs. Over the past year, the Company has focused on enhancing fee income sources and improving asset quality. The Company is developing strategies to streamline operations and reduce our administrative costs while not impacting our service standards.

RESULTS  OF  OPERATIONS

The return on average assets and return on shareholders' equity were 0.15% and 2.16%, respectively, for the three months ended September 30, 2005, compared with 0.48% and 6.62%, respectively, for the three months ended September 30, 2004. During the third quarter of 2005 when compared to the third quarter of 2004, net interest income remained relatively consistent while net gains on the sale of securities and loans/real estate decreased by $363,000 and other expenses increased $173,000, or 8%, partially offset by a decrease in the provision for loan losses by 19%, or $21,000 and an increase in other income, exclusive of net gains on sales of securities and loans/real estate, by $97,0000, or 19%.

For the nine months ended September 30, 2005, net income was $499,000, a decrease of $706,000, or 59%, as compared to net income of $1.2 million in 2004. The decrease in net income was primarily a result of a decrease in net gains on the sale of securities and loans and foreclosed real estate of $980,000 and an increase in other expenses of $526,000, partially offset by a reduction of $178,000, or 44%, in loan loss provision, a $434,000, or 101%, reduction in income taxes and an increase in other income, exclusive of net gains on sales of securities and loans/real estate, by $219,000, or 15%. Basic earnings per share decreased to $0.20 per share for the nine months ended September 30, 2005 from $0.50 for the same period in 2004. The return on average assets and return on shareholders' equity were 0.22% and 3.10%, respectively for the nine months ended September 30, 2005, compared with 0.54% and 7.40% for the same period in 2004.

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis, remained relatively constant at $2.2 million for the three months ended September 30, 2005 when compared to the same period of 2004. The Company's net interest margin for the third quarter of 2005 decreased to 3.21% from 3.28%. Management expects continued margin compression to adversely impact earnings over the near term. The flattening of the yield curve continues to have a negative impact on net interest margin as longer-term assets reprice at relatively static rates while shorter-term deposits and borrowings reprice at higher rates. Average interest-earning assets increased 3% to $279.6 million at September 30, 2005 as compared to $271.6 million at September 30, 2004. The increase in average earning assets is primarily attributable to a $11.3 million increase in investment securities and a $2.1 million increase in loans, partially offset by a $5.5 million decrease in interest-earning deposits. Average interest-bearing liabilities increased $4.6 million, and the cost of funds increased 33 basis points to 2.49% from 2.16% for the same period in 2004. The increase in the average balance of interest-bearing liabilities resulted primarily from a $7.0 million increase in borrowed funds, partially offset by a $2.4 million decrease in deposits. Short-term borrowings funded the temporary outflow of deposits and the increase in commercial loan demand during the period. The decrease in deposits was primarily due to a reduction in the average balance of NOW accounts, MMDA accounts and Savings accounts of 18%, 11%, an 5%, respectively. These reductions were offset by an 11% increase in time deposits.

For the nine months ended September 30, 2005, net interest income, on a tax-equivalent basis, remained relatively consistent at $6.8 million as compared to the same period during 2004. Net interest margin decreased 5 basis points, to 3.24% at September 30, 2005 from 3.29% at September 30, 2004. Average interest-earning  assets  increased  2%  to $280.3 million at September 30, 2005 as compared to $274.2 million at September 30, 2004, while the yield on interest earning assets increased 14 basis points to 5.45% from 5.31% for the comparable periods. The increase in average earning assets is primarily attributable to an $10.5 million increase in investment securities, partially offset by a $4.2 million decrease in interest-earning deposits. Average interest-bearing liabilities increased $11.6 million and the cost of funds increased 16 basis points to 2.34% from 2.18% for the same period in 2004. The increase in the average balance of interest-bearing liabilities resulted primarily from a $11.9 million increase in average deposits.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2005 increased $253,000, or 7%, to $3.9 million from $3.6 million at the quarter ended September 30, 2004. Average loans increased $2.2 million, to $189.7 million, with average yields also increasing 17 basis points to 6.36% for the second quarter of 2005. Average commercial loans increased $1.8 million, or 14%, and experienced an increased average yield of 236 basis points to 8.40% from 6.04% in 2004. Average consumer loans increased $1.7 million, or 9%, and experienced an increase in average yield of 77 basis points. The increase in the yield on consumer loans resulted primarily from the effect of the 200 basis point increase in the Bank's prime rate on the adjustable rate home equity products. Average municipal loans increased $1.1 million with an increase in the average tax-equivalent yield to 4.32% from 2.91% in 2004. Increases in the average balance of consumer, commercial and municipal loan portfolios were offset by a decrease in the average balance of the commercial real estate loan portfolio. The average balance of the commercial real estate portfolio decreased $2.0 million, or 7%, while the average yield increased 20 basis points to 7.30% in 2005.

Average investment securities for the quarter ended September 30, 2005 increased by $11.3 million, compared to the same period a year ago, with an increase in tax-equivalent interest income from investments of $153,000, or 22%, compared to the third quarter of 2004. The average tax-equivalent yield of the portfolio increased 24 basis points, to 3.82% from 3.58%. The increase in the average balance of investment securities is a result of the investment of excess liquidity into the securities portfolio in light of the slower loan portfolio growth in the first six months of 2005.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2005 increased $543,000, or 5%, when compared to the nine months ended September 30, 2004. Average loans decreased slightly to $188.3 million from $188.4 million at September 2004, with average yields declining 2 basis points to 6.27% from 6.29%. The average residential and commercial real estate loan portfolios decreased $1.9 million and $2.2 million, respectively. These decreases were offset by an increase in consumer loans of $3.8 million, or 18%.

For the nine months ended September 30, 2005, tax-equivalent interest income from investment securities increased $575,000, or 29%, compared to the same period in 2004. The average tax-equivalent yield of the portfolio increased 46 basis points, to 3.84% from 3.38% combined with a $10.5 million increase in the average balance of investment securities.

INTEREST  EXPENSE

Total interest expense increased $235,000 for the three months ended September 30, 2005, when compared to the same quarter in 2004. Deposit expense for the comparable periods increased $141,000, or 15%, as the average rate paid on higher earning money management accounts increased 69 basis points to 2.06% in 2005 from 1.37% in 2004, offset by a $4.7 million decrease in the average balance of money management accounts. The average cost of time deposits increased 34 basis points as existing time deposits matured and repriced into higher rates, combined with an 11% increase in the average balance of time deposit accounts to $92.2 million in 2005 from $82.7 million in 2004. The cost of other interest-bearing deposits decreased 20 basis points, to 0.50% from 0.70% combined with an 8%, or $7.1 million, decrease in the average balance of these deposits resulted in a $57,000 decrease in the cost of funds on NOW and savings accounts. Interest expense on borrowings increased by $95,000, or 20%, from the prior period, resulting from a $7.0 million, or 17%, increase in the average balance of borrowed funds, combined with an increase in the average cost of borrowed funds to 4.75% to 4.63%. The increase in the cost of borrowings primarily resulted from an increase in the average cost of the LIBOR (London
Interbank Offered Rate) based junior subordinated debentures to 6.91% from 4.89%.

For the nine months ended September 30, 2005, interest expense increased $435,000, or 16%, to $3.1 million from $2.7 million for the same period in 2004. The average deposit balance increased $11.9 million, combined with a 17 basis point increase in the average cost of deposits to 1.88% from 1.71%. The average cost of borrowed funds increased 25 basis points to 4.71% from 4.46%, offset slightly by a $300,000 decrease in the average balance of borrowed funds.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended September 30, 2005 decreased to $91,000 from $112,000 for the same period in 2004, primarily as a result of improved asset quality and stable loan balances. The Company's ratio of allowance for loan losses to period end loans has decreased to 0.97% at September 30, 2005 from 0.98% at December 31, 2004. Nonperforming loans to period end loans decreased to 0.88% at September 30, 2005 from 0.99% at December 31, 2004.

For the nine months ended September 30, 2005, the provision for loan losses was $229,000 as compared to $407,000 for the same period in 2004 primarily resulting from improved asset quality and flat loan growth, as provision and loan growth move in lockstep. Net charge-offs exceeded the provision for loan losses by $26,000, as a portion of the charge-offs relating to commercial credits were previously provided for during 2004.

OTHER  INCOME

The Company's other income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:

                                                              Three Months                    Nine Months
                                                          Ended September 30,             Ended September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                     2005     2004       Change         2005     2004      Change
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts. . . . . . . .  $ 356   $ 251  $   105     41.8%  $  949   $   713  $ 236     33.1%
Loan servicing fees. . . . . . . . . . . . . . . .     61      66       (5)    -7.6%     146       184    (38)   -20.7%
Increase in value of bank owned life insurance . .     44      48       (4)    -8.3%     133       144    (11)    -7.6%
Net gains on sale of loans/foreclosed real estate.     42     128      (86)   -67.2%      30       249   (219)   -88.0%
Other operating income . . . . . . . . . . . . . .    138     137        1      0.7%     418       386     32      8.3%
-----------------------------------------------------------------------------------------------------------------------
Core noninterest income. . . . . . . . . . . . . .    641     630       11      1.7%   1,676     1,676      -      0.0%
Net gain on sales of securities. . . . . . . . . .   (192)     85     (277)  -325.9%    (192)      569   (761)  -133.7%
-----------------------------------------------------------------------------------------------------------------------
Total other income . . . . . . . . . . . . . . . .  $ 449   $ 715  $  (266)   -37.2%  $1,484   $ 2,245  $(761)   -33.9%
=======================================================================================================================

For the three months ended September 30, 2005, income from service charges on deposit accounts increased as the number of deposit accounts increased as the new Central Square branch became fully operational in June 2005, combined with an increase in fees associated with deposit accounts. The decrease in the net gain on sale of loans/foreclosed real estate is primarily due to fewer gains recognized on loan sales due to the decrease in the volume of loans sold into the secondary market and a $16,000 loss recognized on the sale of foreclosed real estate.

For the nine months ended September 30, 2005 service charges on deposit accounts increased $236,000 due to an enhanced deposit account fee program which was implemented in the second quarter of 2005, combined with increased number of new deposit accounts at the new branch location. The decrease in loan servicing fees was primarily due to fewer gains recognized on loan sales due to the decrease in the volume of loans sold into the secondary market. The decrease in net gains on sale of loans/foreclosed real estate was primarily due to a loss on foreclosed real estate in the second and third quarters of 2005, fewer gains recognized on loan sales due to the decrease in the volume of loans sold into the secondary market and a $74,000 gain recognized on a Whispering Oaks Development Inc. lot sale in 2004, which did not recur in 2005. Other income increased primarily as a result of increased foreign ATM fees and debit card usage fees.

The increase in other income for the nine months ended September 30, 2005, was primarily due to recognition of grant income for the Leadership Training program. This income was offset by corresponding expenses reflected in professional fees.

The decrease in the net gains on sales of investment securities for the three and nine month period was the result of a $192,000 write down of an impaired security, combined with the gains recognized in the first and third quarters of 2004 on the sale of corporate stock and mortgage-backed securities.

OTHER  EXPENSES

The following table sets forth certain information on other expenses for the quarters indicated:

                                              Three Months                    Nine Months
                                           Ended September 30,            Ended September 30,
----------------------------------------------------------------------------------------------------
                                     2005     2004       Change         2005     2004     Change
----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Salaries and employee benefits . .  $1,290  $1,201  $    89    7.41%  $3,807  $ 3,584  $223    6.22%
Building occupancy . . . . . . . .     306     289       17    5.88%     878      897   (19)  -2.12%
Data processing. . . . . . . . . .     315     249       66   26.51%     928      703   225   32.01%
Professional and other services. .     184     165       19   11.52%     608      493   115   23.33%
Amortization of intangible assets.      55      55        -    0.00%     166      167    (1)  -0.60%
Other operating. . . . . . . . . .     343     361      (18)  -4.99%   1,036    1,053   (17)  -1.61%
-----------------------------------------------------------------------------------------------------
Total noninterest expense. . . . .  $2,493  $2,320  $   173    7.46%  $7,423  $ 6,897  $526    7.63%
=====================================================================================================

For the three months and nine months ended September 30, 2005, salaries and employee benefits increased as a result of increases associated with an expanding commercial lending sales force, the opening of a new branch in June 2005, and decreases in deferred payroll expense as a result of fewer loan originations. The Company had 110 full time equivalent employees at September 30, 2005 compared to 106 at September 30, 2004.

The increase in building occupancy expenses for the three month period primarily resulted from banking house and furniture/fixture depreciation, expenses incurred with the sealing of all branch parking lots and utility/property taxes at the new branch. The nine month decrease was due to decreased machine maintenance expenses and a significant reduction in snow removal costs which occurred in the first quarter of 2004. These decreases were offset by increased depreciation expense and operating costs at the new branch.

The increase in data processing charges for the three and nine month period was primarily due to depreciation and maintenance expense resulting from system hardware and software acquisitions and increased check processing and internet banking charges due to increased customer volume. These increases were offset by a reduction in ATM related expenses as the number of ATM's currently in place has decreased.

The increase in professional and other services for the three and nine month period was primarily due to consulting expenses associated with a fee enhancement program, a leadership training program, strategic planning, advertising and promotional expenses associated with the opening of a new branch, and a capital market analysis. A portion of the expenses associated with the leadership training program was offset by corresponding grant income recorded in other income.

The reduction in other operating expenses for the three and nine month period ending September 30, 2005, was primarily due to decreased postage expense associated with the Nyberg checking account acquisition program in 2004 and a reduction in home equity no cost closing costs and mortgage recording tax due to a lower volume of home equity loans originated.

INCOME  TAX  EXPENSE

Income taxes decreased $175,000 for the quarter ended September 30, 2005 as compared to the same period in 2004, which was attributable to a decrease in the Company's pre-tax income combined with an increase in tax-exempt interest income. The effective tax rate was -1.0% for the nine months ended September 30, 2005, compared to 26.3% for the nine months ended September 30, 2004. The decrease in the effective tax rate resulted primarily from an increase in tax-exempt interest income in proportion to total taxable income. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies.


CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $1.0 million to $303.1 million at September 30, 2005, from $302.0 million at December 31, 2004. The increase in total assets was primarily the result of an increase in investment securities of $9.4 million, or 13%, offset by a $5.6 million, or 39%, decrease in cash and cash equivalents, a $2.2 million decrease in mortgage loans held for sale and a $1.5 million decrease in net loans receivable. The growth in investment securities was primarily funded with liquidity resulting from deposit growth outpacing net loan originations.

At September 30, 2005, the securities balance included a net unrealized loss on available for sale securities of $548,000, net of taxes, versus a net unrealized loss of $306,000, net of taxes at December 31, 2004. The increase in interest rates during 2005 and 2004 led to the decline in the fair value of securities during 2005. Management has determined that the declines in fair value are not other than temporary. During the third quarter of 2005, management deemed an equity holding in Federal National Mortgage Association to be other than temporarily impaired and wrote down the holding to its fair value, reducing earnings by $116,0000, net of taxes.

LIABILITIES

Total liabilities increased $1.3 million to $281.5 million at September 30, 2005 from $280.2 million at December 31, 2004. The increase in liabilities is primarily due to a $4.2 and $1.0 million increase in deposits and short-term borrowings, respectively, offset by a $4.0 million reduction in long-term borrowings. The increase in deposits was primarily due to new deposit accounts associated with the opening of the Central Square branch in June 2005. The increase in short-term borrowings is a result of cyclical declines in the deposit balances of certain large municipal customers during the second quarter. These deposit outflows caused the organization to rely on short-term wholesale borrowings for liquidity needs.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                           For the Period Ending
-----------------------------------------------------------------------------------------------------------
(In thousands)                                                 September 30,  December 31,    September 30,
                                                                    2005           2004            2004
-----------------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial . . . . . . . . . . . . . . . . . . . .             $       336     $       776     $      2,135
Consumer . . . . . . . . . . . . . . . . . . . . .                     126             122              117
Real estate -  Construction. . . . . . . . . . . .                       0               0                0
               Mortgage      . . . . . . . . . . .                   1,179             953              699
-----------------------------------------------------------------------------------------------------------
Total nonaccrual loans . . . . . . . . . . . . . .                   1,641           1,851            2,951
Loans past due 90 days or more and still accruing.                       0               0                0
-----------------------------------------------------------------------------------------------------------
Total non-performing loans . . . . . . . . . . . .                   1,641           1,851            2,951
Foreclosed real estate . . . . . . . . . . . . . .                     935             798              247
-----------------------------------------------------------------------------------------------------------
Total non-performing assets. . . . . . . . . . . .                   2,576           2,649            3,198
-----------------------------------------------------------------------------------------------------------
Non-performing loans to total loans. . . . . . . .                    0.88%           0.98%            1.57%
Non-performing assets to total assets. . . . . . .                    0.85%           0.88%            1.06%
-----------------------------------------------------------------------------------------------------------

Total nonperforming loans and foreclosed real estate at September 30, 2005 decreased 11% when compared to December 31, 2004. Nonperforming loans continue to be addressed primarily through increased collection efforts and foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at September 30, 2005 was $1.8 million, or 0.97% of period end loans, compared to 0.98% of period end loans at December 31, 2004.

CAPITAL

Shareholders' equity decreased $248,000, or 1%, to $21.6 million at September 30, 2005. The decrease in shareholders' equity primarily resulted from a $328,000 increase in accumulated other comprehensive loss and a $94,000 reduction in retained earnings, partially offset by a $141,000 increase in additional paid in capital and a $33,000 increase in unearned ESOP shares. The Company added $499,000 to retained earnings through net income and returned $593,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended September 30, 2005. (See Footnote 4).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2005, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2005, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company continues to aggressively pursue delinquent loan relationships. While this aggressive pursuit, combined with conservative provisioning, has improved the overall quality of the loan portfolio, it has resulted in a temporary increase in foreclosed real estate. The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The primary objective of the Company's asset-liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company has an Asset-Liability Management Committee (ALCO) which is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Those procedures include reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings and capital. The Company's Board of Directors reviews the guidelines established by ALCO.

Since June of 2004, the Federal Reserve has raised its key short-term interest rate 300 basis points. Management anticipates that the Federal Reserve will continue to raise its target interest rate over the foreseeable future. Net interest margin compression has resulted as the yield curve flattens from sharp increases in short-term interest rate while longer-term rates have remained relatively stable. Management will continue to seek to minimize any reduction in net interest income in a period of rising short-term interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At September 30, 2005, the total interest bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $48.0 million, representing a cumulative one-year gap ratio of a negative 15.85%.

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


Change in    NPV
Interest   Capital   Earnings    Value
Rates       Ratio     at Risk   as Risk
---------  --------  ---------  --------
300 . . .     7.64%    -16.29%   -34.46%
200 . . .     8.75%    -10.70%   -22.82%
100 . . .     9.83%     -5.24%   -10.90%
0            10.74%      ----      ----
-100. . .    11.17%      3.82%     6.22%
-200. . .    10.96%      2.86%     6.28%

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

NONE
----

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




     PATHFINDER  BANCORP,  INC.
     --------------------------



November  14,  2005     /s/  Thomas  W.  Schneider
---------------------------------------------------------------
Date:                   Thomas  W.  Schneider
                        President,  Chief  Executive  Officer


November  14,  2005    /s/  James  A.  Dowd
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

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, Thomas W. Schneider, President and Chief Executive Officer, certify that:

1. I have reviewed the September 30, 2005 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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


November  14,  2005           /s/  Thomas  W.  Schneider
------------------------------------------------------------------------
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

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, James A. Dowd, Vice President and Chief Financial Officer, certify that:

1. I have reviewed the September 30, 2005 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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


November  14,  2005           /s/  James A. Dowd
-----------------------------------------------------------------------------
Date                          James A. Dowd
                              Vice President  and  Chief  Financial  Officer

EXHIBIT  32.1

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2005 and that to the best of his knowledge:

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




November  14,  2005           /s/  Thomas  W.  Schneider
------------------------------------------------------------------------
Date                          Thomas  W.  Schneider
                              President  and  Chief  Executive  Officer


November  14,  2005           /s/  James A. Dowd
-----------------------------------------------------------------------------
Date                          James A. Dowd
                              Vice President  and  Chief  Financial  Officer