Form 10-K
period 2005-12-31
PATHFINDER BANCORP INC
filed 2006-03-30
CIK 1046188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________

                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d.) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from _______ to _______

                          COMMISSION FILE NUMBER: 23601
                                                  -----

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     FEDERAL                         16-1540137
           ------------------------------    -------------------------------
           State or Other Jurisdiction of              (I.R.S.
           Incorporation or Organization)    Employer Identification Number)

                     214 West First Street, Oswego, NY 13126
                     ---------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X].

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X].

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated  Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 15, 2006 there were 2,950,419 shares issued and 2,463,132 shares outstanding of the Registrant's Common Stock.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 15, 2006, as reported by the Nasdaq National Market was approximately $10,602,711.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1)     Proxy  Statement for the 2005 Annual Meeting of Stockholders (Part III).

                                TABLE OF CONTENTS

                             FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2005
                            PATHFINDER BANCORP, INC.
                                                                            Page
PART I
     Item 1.  Description of the Business                                      1
     Item 1A. Risk Factors                                                     9
     Item 1B. Unresolved Staff Comments                                       11
     Item 2.  Properties                                                      12
     Item 3.  Legal Proceedings                                               12
     Item 4.  Submission of Matters to a Vote of Security Holders             12

PART II
     Item 5. Market for the Registrant's Common Equity, Related Stockholder 13 Matters and Issuer Purchases of Equity Securities
     Item 6.  Selected Financial Data                                         14
     Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                          15
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk     33
     Item 8.  Financial Statements and Supplementary Data                     36
     Item 9.  Changes In and Disagreements with Accountants on Accounting and
               Financial Disclosure                                           68
     Item 9A. Controls and Procedures                                         68
     Item 9B. Other Information                                               68

PART III
     Item 10. Directors and Executive Officers of the Registrant             68
     Item 11. Executive Compensation                                         69
     Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    69
     Item 13. Certain Relationships and Related Transactions                 69
     Item 14. Principal Accountant Fees and Services                         69

PART IV
     Item 15. Exhibits and Financial Statement Schedules                     70

PART  I

ITEM  1:  BUSINESS

GENERAL

PATHFINDER  BANCORP,  INC.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust I. The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). At December 31, 2005, the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 879,893 shares of Common Stock (the "Minority Shareholders"). At December 31, 2005, Pathfinder Bancorp, Inc. had total assets of $296.9 million, total deposits of $236.4 million and shareholders' equity of $20.9 million.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

PATHFINDER  BANK

The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank operates from its main office as well as six full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a consumer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate. At December 31, 2005, $150.9 million, or 80% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $119.1 million, or 64%, were loans secured by one- to four-family residences and $31.8 million, or 17%, were secured by commercial real estate. Additionally, $16.3 million, or 11%, of total real estate loans, were secured by second liens on residential properties that are classified as consumer loans. The Bank also originates commercial and consumer loans that totaled $18.3 and $3.4 million, respectively, or 12%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, in October of 2002. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area.

--------------------------------------------------------------------------------

In April 1999, the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2005, Pathfinder REIT, Inc. held $23.7 million in mortgages and mortgage related assets. Recent legislation proposed by the New York State legislature would eliminate the tax treatment accorded REITs. Enactment of this legislation would increase the state tax rate for the Company. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership in Whispering Oaks Development Corp., which was originally formed to develop the Whispering Oaks real estate subdivision in Baldwinsville, New York. The Bank gained titled to the Whispering Oaks real estate subdivision through foreclosure. The Whispering Oaks real estate subdivision has been fully developed. The subsidiary is retained, however, in case the need to operate or develop other foreclosed real estate emerges.

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

The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, savings associations and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large commercial banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.

REGULATION  AND  SUPERVISION

GENERAL

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent of the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and is subject to certain regulations by the Federal Home Loan Bank System. On July 19, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

--------------------------------------------------------------------------------

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

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

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

These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital

--------------------------------------------------------------------------------
includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier I capital.

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

LIMITATIONS  ON  DIVIDENDS  AND  OTHER  CAPITAL  DISTRIBUTIONS

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state law and regulation, or
(ii) the amount of the Bank's liquidation account established in connection with the reorganization undertook in 1997.

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

TRANSACTIONS  WITH  AFFILIATES  AND  INSIDERS

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company

--------------------------------------------------------------------------------
or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

--------------------------------------------------------------------------------

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

NEW  YORK  STATE  BANK  HOLDING  COMPANY  REGULATION

In addition to the federal regulation, a holding company controlling a state chartered savings bank organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the Company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking

--------------------------------------------------------------------------------
institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. As such, neither the Company nor the Mutual Holding Company is subject to supervision by the Department.

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

FEDERAL  RESERVE  SYSTEM

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts). At December 31, 2005, the Bank was in compliance with these reserve requirements.

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

THE  USA  PATRIOT  ACT

The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through

--------------------------------------------------------------------------------
enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Company were to engage in a merger or other acquisitions, its controls designed to combat money laundering would be considered as part of the application process. The Company and the Bank have established policies, procedures and systems designed to comply with these regulations.

SARBANES-OXLEY  ACT  OF  2002

The  Sarbanes-Oxley  Act  of  2002  was  signed  into law on July 30, 2002.  The
Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, the Company Chief Executive Officers and Chief Financial Officer are each required to certify that the company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We will be subject to further reporting and audit requirements with the year ending December 31, 2007 under the requirements of Sarbanes-Oxley. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

The company maintains an Internet website located at WWW.PATHFINDERBANK.COM on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company has also made available on its website its Audit Committee Charter, Governance Guidelines and Code of Ethics. These reports are made available as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission.

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

MINIMUM  TAX.   The  Internal  Revenue  Code  imposes an alternative minimum tax
("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is

--------------------------------------------------------------------------------
payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

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

STATE  TAXATION

NEW YORK TAXATION. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 8.0% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications. Net operating losses arising in the current period can be carried forward to the succeeding 20 taxable years.

The Company's Annual Report on Form 10-K may be accessed on the Company's website at WWW.PATHFINDERBANK.COM.

ITEM 1A: RISK FACTORS

The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected.

CHANGES  IN  INTEREST  RATES  CAN  HAVE  AN  ADVERSE  EFFECT  ON  PROFITABILITY

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits,
(ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

     Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial,

--------------------------------------------------------------------------------
unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

ALLOWANCE FOR LOAN LOSSES MAY BE INSUFFICIENT

The Company's loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant loan losses, which would have a material adverse effect on earnings. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.

The Company maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. In addition, regulatory agencies review the Company's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in the Company's allowance for loan losses could reduce its earnings.

EXTENSIVE REGULATION AND SUPERVISION

The Company, primarily through its principal subsidiaries Pathfinder Bank and Pathfinder Commercial Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the "Regulation and Supervision" section in Item 1, "Business" and Note 17 to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data", which are located elsewhere in this report.

LOCAL MARKET ECONOMIES

The Company's business is concentrated in Oswego and parts of Onondaga counties of New York State. The economy in the Company's market area is manufacturing-oriented and dependent on the State University of New York College at Oswego. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in one or both of these areas could have a negative impact on the Company. The Company can provide no assurance that conditions in its market area economies will not deteriorate in the future and that such deterioration would not have a material adverse effect on the Company.

--------------------------------------------------------------------------------

COMPETITION  IN  THE  FINANCIAL  SERVICES  INDUSTRY

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. The Company competes with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, title agencies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. If the Company is unable to compete effectively, it will lose market share and income generated from loans, deposits, and other financial products will decline.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

--------------------------------------------------------------------------------

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, and six full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2005. The aggregate net book value of the Bank's premises and equipment was $8.0 million at December 31, 2005. For additional information regarding the Bank's properties, see Note 7 to Notes to Financial Statements

LOCATION                         OPENING DATE  OWNED/LEASED
--------------------------------------------------------------------------------
Main Office                              1874  Owned
214 West First Street
Oswego, New York  13126

Plaza Branch                             1989  Owned (1)
Route 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                            1978  Owned
Norman & Main Streets
Mexico, New York  13114

Oswego East Branch                       1994  Owned
34 East Bridge Street
Oswego, New York  13126

Lacona Branch                            2002  Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch                            2003  Owned (2)
5 West First Street South
Fulton, New York  13069

Central Square Branch                    2005  Owned
3025 East Ave
Central Square, New York  13036

--------------------------------------------------------------------------------

(1) The building is owned; the underlying land is leased with an annual rent of $19,000
(2) The building is owned; the underlying land is leased with an annual rent of $23,000

ITEM  3:  LEGAL  PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted during the fourth quarter of fiscal 2005 to a vote of the Company's shareholders.
--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the Nasdaq SmallCap market under the symbol "PBHC". There were 415 shareholders of record as of March 3, 2006. The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:


                                       DIVIDEND
QUARTER ENDED:        HIGH     LOW         PAID
-----------------------------------------------
December 31, 2005   $15.050  $12.360  $  0.1025
September 30, 2005   15.250   13.050     0.1025
June 30, 2005        18.000   14.250     0.1025
March 31, 2005       17.950   16.250     0.1025
-----------------------------------------------
December 31, 2004   $18.500  $16.250  $  0.1025
September 30, 2004   16.630   14.770     0.1025
June 30, 2004        19.070   15.050      0.100
March 31, 2004       20.999   17.010      0.100
-----------------------------------------------

DIVIDENDS AND DIVIDEND HISTORY

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions. The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend. The election to waive the dividend receipt requires prior non-objection of the Office of Thrift Supervision. Pathfinder Bancorp, M.H.C. elected to waive its dividend for the quarters ended March 31, 2005 and September 30, 2005. During 2006, Pathfinder Bancorp, M.H.C. expects to waive two quarterly dividends.

--------------------------------------------------------------------------------

ITEM  6:  SELECTED  FINANCIAL  DATA

Pathfinder Bancorp, Inc. ("the Company") is the parent company of Pathfinder Bank and Pathfinder Statutory Trust I. Pathfinder Bank has three operating subsidiaries - Pathfinder Commercial Bank, Pathfinder REIT Inc., and Whispering Oaks Development, Inc.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                    2005       2004       2003       2002       2001
-----------------------------------------------------------------------------------------------------
YEAR END (In thousands)
Total assets                                    $296,948   $302,037   $277,940   $279,056   $244,514
Loans receivable, net                            187,889    185,125    187,002    179,001    162,588
Deposits                                         236,377    236,672    206,894    204,522    169,589
Equity                                            20,928     21,826     21,785     23,230     22,185
FOR THE YEAR (In thousands)
Net interest income                             $  8,742   $  8,905   $  9,337   $  8,789   $  7,853
Noninterest income                                 2,040      3,047      2,608      2,094      1,864
Core noninterest income (a)                        2,333      1,996      1,740      1,511      1,355
Noninterest expense                               10,060      9,307      9,094      7,964      6,863
Net income                                           462      1,405      1,652      1,156      1,602
PER SHARE
Net income (basic)                              $   0.19   $   0.58   $   0.68   $   0.45   $   0.62
Book value                                          8.50       8.91       8.96       8.90       8.64
Tangible book value (b)                             6.77       7.04       7.03       7.02       7.63
Cash dividends declared                            0.410      0.405       0.40       0.30       0.26
RATIOS
Return on average assets                            0.15%      0.47%      0.59%      0.45%      0.68%
Return on average equity                            2.16       6.45       7.61       5.01       7.34
Return on average tangible equity (b)               2.72       8.17       9.77       7.03       8.29
Average equity to average assets                    6.95       7.29       7.77       8.94       9.22
Dividend payout ratio (c)                         147.84      47.54      39.41      36.76      28.37
Allowance for loan losses to loans receivable       0.89       0.98       0.91       0.82       1.03
Net interest rate spread                            3.07       3.22       3.53       3.47       3.35
Noninterest income to average assets                0.66       1.02       0.93       0.81       0.79
Core noninterest income to average assets (a)       0.76       0.67       0.62       0.59       0.57
Noninterest expense to average assets               3.28       3.12       3.26       3.09       2.90
Efficiency ratio (d)                               93.30      77.87      76.13      73.18      70.61

     (a) Core noninterest income excludes net (losses) gains on sales and impairment of investment securities and net (losses) gains on sales of loans and foreclosed real estate.

     (b)  Tangible equity excludes intangible assets.

     (c) The dividend payout ratio is calculated using dividends declared and not waived by the Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., divided by net income.

     (d) The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.

--------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is deconsolidated for reporting purposes (see Note 10). Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. represent wholly owned subsidiaries of Pathfinder Bank. At December 31, 2005, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.3% of the Company's outstanding common stock and the public held 35.7%.

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

The Company carries all of its security investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at December 31, 2005, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

During 2005, the Company focused on expanding its branch network in Oswego County by opening a full service branch in Central Square, New York in June of 2005. Total deposits for the new branch at December 31, 2005 were $6.3 million. Total deposits for the Company remained relatively consistent at $236.4 million at December 31, 2005 while the average balance of deposits increased $8.1 million to $220.5 million at 2005. The Company will continue to focus on building its market share in Central Square and developing more core deposit relationships in its existing markets during 2006.

Total assets decreased 2%, primarily in the investment securities portfolio and interest-earning deposits. The loan portfolio increased 1% as net growth in the commercial real estate, commercial and consumer loan portfolios were partially offset by a decrease in the residential real estate portfolio. Asset quality

--------------------------------------------------------------------------------
continued to improve during 2006. Nonperforming assets to total assets was 0.81% at December 31, 2005 compared to 0.88% in the prior year. The improvement in asset quality is attributable to the enhancement of collection procedures and the resolution through foreclosure and charge-off of two commercial lending relationships. The Company expects to concentrate on continued commercial mortgage and commercial loan growth during 2006.

Net income for 2005 was $462,000, or $0.19 per share, as compared to $1.4 million, or $0.58 per share, in 2004. Net interest margin compression; an impairment charge and strategic losses taken in the investment securities portfolio; the additional costs of operating a new branch; and personnel restructuring charges impacted earnings negatively during 2005. An improvement in asset quality and an increase in service charges on deposit accounts partially offset these charges to income.

The Company experienced net interest margin compression to 3.21% in 2005 from 3.35% in 2004. Net interest income decreased 2% to $8.7 million for the year ended December 31, 2005. The Company expects continued pressure on core earnings as short-term rates are anticipated to continue to rise and long-term rates are expected to remain relatively unchanged. This interest rate environment impacts the Company's liability sensitive balance sheet negatively as deposits and borrowings reprice more rapidly than loans and investment securities. The Company has implemented an asset/liability management strategy to combat the current interest rate environment including the growth of more rate sensitive commercial real estate and commercial loan portfolio, increasing core deposit relationships and strategies to mitigate the rising cost of deposits.

The Company's efforts to enhance other interest income during 2005 by increasing the customer deposit base and increasing overdraft, returned check and non-sufficient fund charges to be more reflective with local competition resulted in a 36% increase in service charges on deposit accounts during 2005. The Company opened a new branch in Central Square, New York in June of 2005. The branch successfully gathered $6.3 million in deposits in the first seven months. The Company will continue to focus on growing our market share in
Central  Square.  Salaries  and  employee  benefits and building occupancy costs increased primarily from the addition of the new branch combined with fourth quarter personnel realignment costs. The Company expects salaries and benefits and building occupancy to increase, as a full year of Central Square operations will be reflected in 2006. The Company continues to explore cost saving strategies to minimize the growth of other operating expenses.

RESULTS  OF  OPERATIONS

Net income for 2005 was $462,000, a decrease of $943,000, or 67%, compared to net income of $1.4 million for 2004. Basic earnings per share decreased to $0.19 per share for the year ended December 31, 2005 from $0.58 per share for the year ended December 31, 2004. Return on average equity decreased 67% to 2.16% in 2005 from 6.45% in 2004.

Net interest income, on a tax equivalent basis, decreased $106,000, or 1%, primarily resulting from interest rate spread compression as shorter term cost of funds are repricing at higher rates faster than longer term assets. Provision for loan losses at December 31, 2005 decreased 58% reflecting improved asset quality during 2005, combined with slower loan growth. The Company experienced a 16% increase in other income, net of securities gains and losses, primarily attributable to increased deposit levels and the related service charges associated with checking accounts, combined with an increase in the value of bank owned life insurance. Operating expenses increased 8% due to the hiring of additional staff and related operating costs at the new Central Square branch, which opened in June of 2005, along with increased data processing expenses and an increase in professional and other services.

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other borrowed money. Changes in net interest income and the net interest margin ratio result from the interaction between the volume and composition of earning assets and interest-bearing liabilities, and their respective yields and funding costs.

--------------------------------------------------------------------------------

Net interest income, on a tax-equivalent basis, decreased $106,000, or 1%, to $9.0 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The Company's net interest margin for 2005 decreased to 3.21% from 3.35% in 2004. The decrease in net interest income is attributable to increased costs of interest-bearing liabilities and was partially offset by an increase in the yields on interest earning assets. The average balance of interest-earning assets grew $8.2 million, or 3%, during 2005 and the average balance of interest-bearing deposits increased by $8.1 million, or 4%. The increase in the average balance of interest-bearing liabilities primarily resulted from an increase in the average balance of retail and municipal deposits. As a result, interest income, on a tax-equivalent basis, increased $677,000 during 2005. Interest expense on deposits increased $680,000, or 19%, as the cost of deposits rose to 1.96% in 2005 from 1.71% in 2004. In addition to the increase in the cost of deposits, interest expense on borrowings also increased by $103,000, or 5%, from the prior year.

In comparison, net interest income decreased $375,000, or 4%, on a tax-equivalent basis, from 2003 to 2004. The decrease in net interest income was comprised of a decrease in interest income of $751,000, or 5%, partially offset by a decrease in interest expense of $375,000, or 6%. The average balance of interest-earning assets grew $14.6 million during 2004 and the average balance of interest-bearing deposits increased by $20.7 million. The increase in the average balance of interest-bearing liabilities primarily resulted from attracting new municipal deposit customers. The decrease in the average yield on interest-earning assets by 60 basis points resulted from the downward repricing of loans from refinancing and originations in the lower interest rate environment and the purchase of $35.6 million in investment securities at lower yields than the existing portfolio.

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

                                                         2005                         2004
--------------------------------------------------------------------------------------------------------
                                                                 Average                         Average
                                            Average              Yield /    Average               Yield/
(Dollars in thousands)                      Balance   Interest     Cost     Balance   Interest     Cost
--------------------------------------------------------------------------------------------------------
Interest-earning assets:
Real estate loans residential              $121,875   $   7,092     5.82%  $124,734   $   7,491     6.01%
Real estate loans commercial                 29,385       2,181     7.42%    30,958       2,254     7.28%
Commercial loans                             17,563       1,135     6.46%    16,060         901     5.61%
Consumer loans                               19,257       1,418     7.36%    17,427       1,194     6.85%
Taxable investment securities                74,496       2,728     3.66%    65,480       2,220     3.39%
Tax-exempt investment securities             13,202         681     5.16%     8,603         488     5.67%
Interest-earning deposits                     3,041          71     2.33%     7,338          81     1.10%
--------------------------------------------------------------------------------------------------------
Total interest-earning assets              $278,819   $  15,306     5.49%  $270,600   $  14,629     5.41%
Noninterest-earning assets:
Other assets                                 31,455                          30,236
Allowance for loan losses                    (1,835)                         (1,792)
 Net unrealized gains
  on available for sale securities           (1,307)                           (515)
--------------------------------------------------------------------------------------------------------
Total  Assets                              $307,132                        $298,529
=========================================================================================================
Interest-bearing liabilities:
NOW accounts                               $ 19,877   $     107     0.54%  $ 20,808   $     135     0.65%
Money management accounts                    41,380         835     2.02%    40,775         567     1.39%
Savings and club accounts                    65,558         291     0.44%    68,046         453     0.67%
Time deposits                                93,732       3,086     3.29%    82,769       2,484     3.00%
Junior subordinated debentures                5,155         351     6.72%     5,155         251     4.80%
Borrowings                                   37,348       1,686     4.51%    37,674       1,683     4.47%
--------------------------------------------------------------------------------------------------------
Total Interest-bearing liabilities         $263,050   $   6,356     2.42%  $255,227   $   5,573     2.18%
--------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits                              19,324                          17,974
Other liabilities                             3,416                           3,556
------------------------------------------------------------------------------------
Total liabilities                           285,790                         276,757
------------------------------------------------------------------------------------
Shareholders' equity                         21,342                          21,772
------------------------------------------------------------------------------------
Total liabilities & shareholders' equity   $307,132                        $298,529
====================================================================================
Net interest income                                   $   8,950                       $   9,056
Net interest rate spread                                            3.07%                           3.22%
Net interest margin                                                 3.21%                           3.35%
---------------------------------------------------------------------------------------------------------
Ratio of average interest-earning assets
to average interest-bearing liabilities                           105.99%                         106.02%
---------------------------------------------------------------------------------------------------------


                                                        2003
------------------------------------------------------------------------
                                                                 Average
                                            Average               Yield/
(Dollars in thousands)                      Balance   Interest     Cost
------------------------------------------------------------------------
Interest-earning assets:
Real estate loans residential              $129,687   $   8,346     6.44%
Real estate loans commercial                 31,122       2,480     7.97%
Commercial loans                             14,181         798     6.37%
Consumer loans                               15,787       1,225     7.76%
Taxable investment securities                54,115       2,193     4.05%
Tax-exempt investment securities              7,869         305     3.87%
Interest-earning deposits                     3,252          33     0.99%
------------------------------------------------------------------------
Total interest-earning assets              $256,013   $  15,380     6.01%
Noninterest-earning assets:
Other assets                                 24,859
Allowance for loan losses                    (1,591)
 Net unrealized gains
  on available for sale securities               52
------------------------------------------------------------------------
Total  Assets                              $279,333
=========================================================================
Interest-bearing liabilities:
NOW accounts                               $ 17,663   $     140     0.79%
Money management accounts                    21,788         248     1.14%
Savings and club accounts                    66,481         511     0.77%
Time deposits                                85,751       2,852     3.33%
Junior subordinated debentures                5,000         236     4.66%
Borrowings                                   43,490       1,961     4.51%
-------------------------------------------------------------------------
Total Interest-bearing liabilities         $240,173   $   5,948     2.48%
-------------------------------------------------------------------------
Noninterest-bearing liabilities:
Demand deposits                              16,345
Other liabilities                             1,098
------------------------------------------------------------------------
Total liabilities                           257,616
------------------------------------------------------------------------
Shareholders' equity                         21,717
------------------------------------------------------------------------
Total liabilities & shareholders' equity   $279,333
=========================================================================
Net interest income                                   $   9,432
Net interest rate spread                                            3.53%
Net interest margin                                                 3.68%
-------------------------------------------------------------------------
Ratio of average interest-earning assets
to average interest-bearing liabilities                           106.60%
=========================================================================

INTEREST  INCOME

Changes in interest income are derived as a result of the volume of loans and securities, as measured by changes in the respective average balance and by the related yields on those balances. Interest income on a tax-equivalent basis increased $67,000, or 5%. Average loans decreased 1% in 2005, with yields increasing 3 basis points to 6.29% The Company's average residential mortgage loan portfolio decreased $2.9 million, or 2%, when comparing the year 2005 to

--------------------------------------------------------------------------------

2004. The average yield on the residential mortgage loan portfolio decreased 19 basis points to 5.82% in 2005 from 6.01% in 2004. The $20.2 million in residential mortgage originations were made at lower rates than the weighted average yield of the existing portfolio. An increase in the average balance of consumer loans of $1.8 million, or 11%, resulted from an increase in home equity loans. The average yield increased 51 basis points, to 7.36% from 6.85% in 2004, primarily- resulting from the increase in home equity loans, which are based on the Bank's prime rate. Average commercial loans increased 9% while the tax-equivalent yield increased 85 basis points to 6.46% in 2005 compared to 5.61%, in 2004. Increases in the average balance of residential real estate, consumer and commercial loan portfolios were partially offset by a decrease in the average balance of commercial real estate portfolio of $1.6 million, or 5%.

Average loans decreased $1.6 million in 2004, with average yields declining 48 basis points to 6.26%. The interest income on loans decreased $1.0 million, or 8%, in 2004 compared to 2003. For the comparable periods, average residential mortgage loans decreased $5.0 million, or 4%, average consumer loans increased $1.6 million, or 10%, partially offset by a decrease in average commercial loans by $1.9 million, or 13%, and a decrease in average commercial mortgage loans by $164,000, or 1%. Loans were originated at lower rates than in the prior period and a large volume of existing mortgages had their rates modified downward or were refinanced at lower rates.

Interest income on investment securities increased 26% from 2005, resulting from an increase in the average balance of investment securities (taxable and tax-exempt) by $13.6 million, or 18%, to $87.7 million in 2005 from $74.1 million in 2004. The tax-equivalent yield increased 23 basis points to 3.89% in 2005 from 3.66% in 2004 resulting primarily from the purchase of $23.4 million in investment securities during 2005 at higher yields than the existing investment portfolio combined with the sale of $4.3 million in lower yielding investment securities from the portfolio in the fourth quarter of 2005.

Average investment securities (taxable and tax-exempt) in 2004 increased by $12.1 million, with an increase in tax-equivalent interest income from investments of $210,000, or 8%, compared to 2003. The average tax-equivalent yield of the portfolio declined 37 basis points, to 3.66% from 4.03%. The increase in the average balance of investment securities and the decrease in the tax-equivalent yield resulted from the significant investment purchases at lower yields than the existing investment portfolio.

INTEREST  EXPENSE

Changes in interest expense are derived as a result of the volume of deposits and borrowings as measured by changes in the respective average balances and by the related interest costs on those balances. Interest expense increased $783,000, or 14%, in 2005, when compared to 2004. The increase in the cost of funds resulted from an increase in the average cost of interest-bearing liabilities of 24 basis points, to 2.42% in 2005 from 2.18% at 2004, combined with a $7.8 million increase in the average balance of interest-bearing liabilities during 2005. The average cost of deposits increased 25 basis points to 1.96% during 2005 from 1.71% for 2004. The increase in the cost of average deposits resulted from rising short-term interest rates. The average cost of money management accounts increased 63 basis points and the cost of time deposits increased 29 basis points. The average balance of deposits increased $8.1 million to $220.5 million at 2005 from $212.4 million at 2004. The increase in the average balance of deposits primarily resulted from a $2.9 million, or 11%, increase in average balance of municipal deposits as the Company continues to garner new relationships and an increase in the average balance of retail deposits resulting primarily from the new branch in Central Square. The cost of junior subordinated debentures increased 192 basis points, increasing interest expense by $100,000.

Interest expense decreased $375,000, or 6%, in 2004 compared to 2003. The average cost of interest bearing liabilities declined 30 basis points during the 12 months ended December 31, 2004.

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

                                             YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------
                                        2005 VS. 2004            2004 VS. 2003
------------------------------------------------------------------------------------
                               INCREASE/(DECREASE) DUE TO INCREASE/(DECREASE) DUE TO
------------------------------------------------------------------------------------
                                                    TOTAL                     TOTAL
                                                  INCREASE                  INCREASE
In thousands)                     VOLUME  RATE  (DECREASE) VOLUME   RATE  (DECREASE)
------------------------------------------------------------------------------------
INTEREST INCOME:
Real estate loans residential      $(168)  $(231)  $(399)  $(311)  $  (544)  $(855)
Real estate loans commercial        (116)     43     (73)    (13)     (213)   (226)
Commercial loans                      89     145     234      81        22     103
Consumer loans                       131      93     224     120      (151)    (31)
Taxable investment securities        322     186     508     417      (390)     27
Tax-exempt investment securities     240     (47)    193      31       152     183
Interest-earning deposits            (65)     55     (10)     45         3      48
------------------------------------------------------------------------------------
Total interest income                433     244     677     370    (1,121)   (751)
------------------------------------------------------------------------------------
INTEREST EXPENSE:
NOW  accounts                         (6)    (22)    (28)     22       (27)     (5)
Money management accounts              8     260     268     255        64     319
Savings and club accounts            (16)   (146)   (162)     12       (70)    (58)
Time deposits                        348     254     602     (96)     (272)   (368)
Junior subordinated debentures         -     100     100       8         7      15
Borrowings                           (13)     16       3    (262)      (16)   (278)
------------------------------------------------------------------------------------
Total interest expense               321     462     783     (61)     (314)   (375)
-----------------------------------------------------------------------------------
Net change in net interest income  $ 112   $(218)  $(106)  $ 431   $  (807)  $(376)
===================================================================================

--------------------------------------------------------------------------------

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------
(In thousands)                                                         2005     2004    2003
---------------------------------------------------------------------------------------------
Service charges on deposit accounts                                   $1,318   $  967  $  818
---------------------------------------------------------------------------------------------
Loan servicing fees                                                      215      256     282
Increase in the value of bank owned life insurance                       218      175     171
Other charges, commissions and fees                                      582      598     469
Core noninterest income                                               $2,333   $1,996  $1,740
---------------------------------------------------------------------------------------------
Net (losses) gains on sales and impairment of investment securities     (205)     772     542
Net (losses) gains on sales of loans and foreclosed real estate          (88)     279     326
---------------------------------------------------------------------------------------------
Total noninterest income                                              $2,040   $3,047  $2,608
=============================================================================================

Noninterest income in 2005 decreased 33%, when compared to 2004, as a result of a 17% increase in core noninterest income and a 128% decrease in the non-core items, net (losses) gains on sales and impairment of investment securities and net (losses) gains on sales of loans and foreclosed real estate. Service charges on deposit accounts increased 36% as the number of deposit accounts increased, a full year's effect of a fee enhancement program, increased ATM usage fees and increased internet banking usage. The value of bank owned life insurance increased 25%. These reductions in core noninterest income were offset by a decrease in loan servicing fees of 16%, primarily due to a reduction in fees associated with mortgage and commercial loan late charges, and internal mortgage legal fees. Investment security losses increased $977,000, when compared to the 2004 period resulting primarily from net gains recognized in prior years combined with a $193,000 impairment loss recognized on an equity security and fourth quarter investment portfolio restructurings. Net losses on the sale of loans/foreclosed real estate increased $367,000 when compared to the prior year, as a result of a $215,000 reduction in the gain recognized on the sale of loans to the secondary market as the volume of loans sold decreased by 25%, combined with adjustments made to the Fannie Mae custodial accounts to cover additional interest due caused by early pay offs of sold and serviced loans. Additionally, a $74,000 gain was recognized in 2004 on the remaining building lots held by Whispering Oaks Development, Inc.

Noninterest income in 2004 increased 17%, compared to 2003, as a result of a 10% increase in core noninterest income and a 42% increase in the non-core items, net gains on sales and impairment of investment securities. The increase in the number of deposit accounts and the introduction of new services to customers primarily accounted for the $149,000 increase in service charges on deposit accounts when compared to 2003. A $129,000 increase in other charges, commissions and fees primarily resulted from recording $54,000 in New York State grant income associated with a company wide Leadership Training initiative program, along with increased foreign ATM usage fees and fees associated with the company's Visa debit card. Net gains on the sale of loans/foreclosed real estate decreased $47,000, or 14%, resulting primarily from a $40,000 reduction in the gain recognized on the sale of loans to the secondary market as the volume of loans sold decreased 47%. Investment security gains increased $230,000, or 42%, when compared to the 2003 period. Investment security net gains were recorded on the sale of equity and corporate debt securities.

--------------------------------------------------------------------------------

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the years indicated.

                                FOR THE YEARS ENDED DECEMBER 31,
                                ---------------------------------
(In thousands)                        2005       2004       2003
------------------------------------------------------------------
Salaries and employee benefits     $ 5,123     $4,798     $4,455
Building occupancy                   1,178      1,169      1,159
Data processing expenses             1,226        981        868
Professional and other services        818        682        770
Amortization of intangible asset       223        223        223
Other expenses                       1,492      1,454      1,619
------------------------------------------------------------------
Total noninterest expense          $10,060     $9,307     $9,094
==================================================================

Noninterest expenses increased $753,000, or 8%, for the 12 months ended December 31, 2005 when compared to 2004. Salaries and employee benefits increased 7% in 2005 primarily resulting from incremental salary raises, the staffing of a new Central Square branch and fourth quarter personnel realignment costs. The 1% increase in building occupancy is primarily due to the operation of the new Central Square branch for 7 months of 2005. The 25% increase in data processing expenses during 2005 related to increased depreciation expense, an increase in internet banking expense due to increased volume of users, increased check processing charges due to an increase in deposit accounts, and the increased annual maintenance expense on our core processing system. Professional and other services increased 20% due to outside consulting charges for performance management, a process improvement program, and strategic planning projects, along with increased advertising fees for the new Central Square branch. The 3% increase in other operating expenses during 2005 resulted primarily from the charge off of losses on ATM transactions and bad checks, additional ORE expenses associated with taxes and maintenance of properties, the write off of property and equipment at our former Fulton Branch, as well as an increase in audits and exams. These expenses were offset by decreases in postage expense, office supply expense and lower mortgage recording taxes due to decreased loan volume.

Noninterest expenses increased $213,000, or 2%, for the 12 months ended December 31, 2004 when compared to 2003. Salaries and employee benefits increased 8% in 2004 primarily resulting from incremental salary raises and promotions, the hiring of a Human Resource Manager and increased pension and health insurance costs. The 13% increase in data processing expenses during 2004 related to additional depreciation costs associated with a full year's operation of the new Fulton branch, combined with a 15% increase in internet banking usage, additional check processing charges due to a 5% increase in customer volume from a checking account acquisition program, and additional ATM processing charges related to the installation of a new ATM machine and products and supplies resulting from the increase in customer volume. Professional and other services decreased 11% due to a reduction in legal fees relating to a foreclosed property in 2003 not recurring in 2004, and a reduction in mortgage consulting fees as in-house personnel were used to perform work that was originally contracted. These reductions were offset by an increase in consulting fees associated with the checking account acquisition program and expenses associated with a leadership training program. Corresponding grant income recorded in other income offset the leadership training program expenses. The 10% decrease in other operating expenses during 2004 resulted primarily from a $164,000 expense relating to personnel realignment in 2003.

INCOME  TAX  EXPENSE

In 2005, the Company reported an income tax benefit of $51,000 compared to income tax expense of $502,000 in 2004. The income tax benefit in 2005 resulted from the reduction in pretax income while income earned on tax-exempt investment securities and bank-owned life insurance increased. The effective tax rate decreased to (12)% in 2005 compared to 26% in 2004. The decrease in the effective tax rate resulted primarily from an increase in tax-exempt interest income in proportion to total taxable income. The Company has reduced its tax

--------------------------------------------------------------------------------
rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies. Enactment of proposed state tax legislation regarding Real Estate Investment Trusts would increase the state tax rate for the Company.

Income tax expense decreased $99,000 to $502,000 for the year ended December 31, 2004 as compared to $601,000 in the prior year. The decrease in income tax expense reflected lower pre-tax income during the year. The Company's effective tax rate remained at 26% in 2004 and 27% in 2003.

CHANGES  IN  FINANCIAL  CONDITION

INVESTMENT  SECURITIES

The investment portfolio represents 29% of the Company's earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting the liquidity needs of the loan and deposit operations and managing the Company's interest rate risk strategies. All of the Company's investments are classified as available for sale. The Company invests in investment securities consisting primarily of mortgage-backed securities, securities issued by United States Government agencies and sponsored enterprises, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY). By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on commercial real estate loans and multi-family real estate loans.

Investment securities decreased $793,000, to $76.0 million at December 31, 2005 from $76.8 million at December 31, 2004. The decrease in investment securities was primarily attributable to the sale of lower yielding investment securities in the fourth quarter of 2005. This decrease was offset by acquisitions of investment securities to collateralize municipal deposits. In comparison, investment securities increased $17.2 million, or 29%, from 2003 to 2004. The increase in investment securities was primarily attributable to the acquisition of investment securities to collateralize municipal deposit accounts.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                                        AT DECEMBER 31,
                                                                 ---------------------------
(In thousands)                                                       2005      2004     2003
--------------------------------------------------------------------------------------------
INVESTMENT SECURITIES:
  US Treasury and agencies                                       $ 20,713   $21,609   $ 6,354
  State and political subdivisions                                 11,177     8,881     7,359
  Corporate                                                         5,936     5,919     6,421
  Mortgage-backed                                                  31,565    32,213    29,734
  Equity securities and FHLB stock                                  2,626     2,800     2,932
  Mutual funds                                                      6,177     5,935     5,712
---------------------------------------------------------------------------------------------
                                                                   78,194    77,357    58,512
Unrealized (loss) gain on available for sale portfolio             (2,150)     (520)    1,095
---------------------------------------------------------------------------------------------
    Total investments in securities                              $ 76,044   $76,837   $59,607
=============================================================================================

-------------------------------------------------------------------------------

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2005. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

                                           ONE YEAR OR LESS   ONE TO FIVE YEARS    FIVE TO TEN YEARS
----------------------------------------------------------------------------------------------------
                                                  ANNUALIZED          ANNUALIZED           ANNUALIZED
                                         AMORTIZED WEIGHTED  AMORTIZED WEIGHTED  AMORTIZED  WEIGHTED
(Dollars in thousands)                     COST    AVG YIELD    COST   AVG YIELD   COST     AVG YIELD
----------------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES:
US Treasury and agencies                $  2,649     1.82%    $10,966    3.31%     $ 7,098    4.18%
State and political subdivisions              40     3.89%      2,763    3.04%       3,770    3.50%
Corporate                                    350     6.85%      2,450    4.50%         988    4.93%
----------------------------------------------------------------------------------------------------
Total                                   $  3,039     2.43%    $16,179    3.44%     $11,856    4.03%
----------------------------------------------------------------------------------------------------
EQUITY AND MORTGAGE-BACKED SECURITIES:
Mutual funds                            $  6,177     1.94%    $     -       -      $     -       -
Mortgage-backed                                -        -       3,915    3.87%       8,434    4.00%
Equity securities and FHLB stock           2,627     4.49%          -       -            -       -
----------------------------------------------------------------------------------------------------
Total                                      8,804     2.70%      3,915    3.87%     $ 8,434    4.00%
----------------------------------------------------------------------------------------------------
Total investment securities             $ 11,843     2.63%    $20,094    3.53%     $20,290    4.02%
===================================================================================================

                                          MORE THAN TEN YEARS   TOTAL INVESTMENT SECURITIES
--------------------------------------------------------------------------------------------
                                                    ANNUALIZED                    ANNUALIZED
                                         AMORTIZED   WEIGHTED   AMORTIZED   FAIR    WEIGHTED
(Dollars in thousands)                     COST     AVG YIELD      COST     VALUE  AVG YIELD
--------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES:
US Treasury and agencies                $      -        -      $ 20,713    $19,967    3.42%
State and political subdivisions           4,604     3.97%       11,177     10,980    3.58%
Corporate                                  2,148     5.31%        5,936      5,854    5.00%
--------------------------------------------------------------------------------------------
Total                                 $    6,752     4.37%       37,826    $36,801    3.71%
-------------------------------------------------------------------------------------------
EQUITY AND MORTGAGE-BACKED SECURITIES:
Mutual funds                                   -        -         6,177    $ 5,895    1.94%
Mortgage-backed                           19,216     4.52%       31,565     30,718    4.30%
Equity securities and FHLB stock               -        -         2,626      2,630    5.08%
--------------------------------------------------------------------------------------------
Total                                     19,216     4.52%       40,368     39,243    3.99%
--------------------------------------------------------------------------------------------
Total investment securities               25,968     4.49%       78,194    $76,044    3.86%
============================================================================================

-------------------------------------------------------------------------------

LOANS  RECEIVABLE

Loans receivable represent 71% of the Company's earning assets and account for the greatest portion of total interest income. The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area. The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable. It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term. Commercial loans comprise 10% of the total loan portfolio. At December 31, 2005, 89% of the Company's total loan portfolio consisted of loans secured by real estate, of which 17% consisted of commercial real estate loans.

                                              December 31,
-----------------------------------------------------------------------------
(In thousands)                 2005      2004      2003      2002      2001
-----------------------------------------------------------------------------
Residential real estate (1)  $119,707  $123,898  $128,989  $123,178  $112,110
Commercial real estate         31,845    29,874    31,278    32,657    30,455
Commercial loans               18,334    16,834    15,090    13,196    14,358
Consumer loans                 19,682    18,505    16,880    15,068    12,615
-----------------------------------------------------------------------------
                             $189,568  $189,111  $192,237  $184,099  $169,538
=============================================================================

(1)  Includes  loans  held  for  sale.

The following table shows the amount of loans outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                          Due Under   Due 1-5   Due Over
(In thousands)             One Year    Years   Five Years   Total
---------------------------------------------------------------------
Real estate:
Commercial real estate       $ 8,691   $15,067  $ 8,087  $ 31,845
Construction                      40       185    2,382     2,607
Residential real estate      $39,319    48,640   29,141   117,100
---------------------------------------------------------------------
                             $48,050   $63,892  $39,610  $151,552
---------------------------------------------------------------------
Commercial                    10,576     7,701       57    18,334
Consumer                      10,148     4,900    4,634    19,682
---------------------------------------------------------------------
Total loans                  $68,774   $76,493  $44,301  $189,568
=====================================================================
Interest rates:
Fixed                         18,024    49,993   37,279   105,296
Variable                      50,750    26,500    7,022    84,272
---------------------------------------------------------------------
Total Loans                  $68,774   $76,493  $44,301  $189,568
=====================================================================

Total loans receivable remained relatively consistent when compared to the prior year. The commercial real estate, commercial loan and consumer loan portfolios increased $2.0 million, $1.5 million and $1.2 million, respectively. The increases in these portfolios were partially offset by a decrease in the residential real estate loans of $4.2 million. By comparison, loans receivable decreased $3.1 million, or 2%, in 2004 from 2003. The decrease of the loan portfolio from 2003 to 2004 is primarily attributable to the decrease in residential and commercial mortgages as amortization, prepayments and sales outpaced loan originations of $29.3 million during 2004. Decreases in the mortgage portfolios when comparing 2004 to 2003, were partially offset by an increase in municipal loans and consumer loans. The growth in the consumer loan portfolio is primarily home equity loan originations.

--------------------------------------------------------------------------------

Residential real estate loans decreased $4.2 million, or 3%, during 2005. The residential real estate portfolio consists of 58% in fixed-rate mortgages and 42% in adjustable-rate mortgages. The decrease in the residential real estate portfolio is principally due to a net decrease in 15-year fixed rate mortgages of $5.1 million and a $2.1 million decrease in 30-year fixed rate loans held for sale, partially offset by an increase in the adjustable rate mortgage portfolio. The increase in the adjustable rate mortgage portfolio primarily resulted from an increase in customer demand for the Company's hybrid adjustable rate mortgages ("ARM"s). Hybrid ARMs have rates that are fixed for an initial period (principally 3, 5, 7 or 10 years) and then convert to one-year adjustable rate mortgages.

Commercial real estate loans increased $2.0 million, or 7%, from the prior year as new loan products were added to the portfolio. Commercial real estate loans decreased $1.4 million, or 4%, during 2004.

Commercial loans, including loans to municipalities, increased 9% over the prior year to $18.3 million at December 31, 2005. The increase in commercial loans resulted primarily from a $1.8 million net increase in small business loans. In comparison, commercial loans, including municipal loans, increased 12% during 2004 primarily due to the origination of municipal loans.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 6% to $19.7 million at December 31, 2005. The increase resulted from an increase in home equity lines of credit and second mortgage loans. The Company has promoted its home equity products by offering the customer loans with no closing costs and competitive market rates. Management feels these loans are an attractive use of funds and will continue to promote home equity products in 2006. During 2004, consumer loans increased $1.6 million, or 10%, resulting primarily from an increase in home equity products.

NONPERFORMING  LOANS  AND  ASSETS

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                       DECEMBER 31,
----------------------------------------------------------------------------------------------
(Dollars in thousands)                                2005     2004     2003     2002     2001
----------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial real estate and commercial              $  757   $  776   $1,677   $  603   $  488
Consumer                                               89      122      172      166       56
Real estate - construction                              -        -      270        -        -
              Mortgage                                834      953      873      942    1,576
----------------------------------------------------------------------------------------------
Total nonaccrual loans                             $1,680   $1,851   $2,992   $1,711   $2,120
Loans past due 90 days or more and still accruing       -        -        -        -        -
----------------------------------------------------------------------------------------------
Total non-performing loans                         $1,680   $1,851   $2,992   $1,711   $2,120
Foreclosed real estate                                743      798      202    1,396      632
----------------------------------------------------------------------------------------------
Total non-performing assets                        $2,423   $2,649   $3,194   $3,107   $2,752
----------------------------------------------------------------------------------------------
Non-performing loans to total loans                  0.89%    0.98%    1.59%    0.95%    1.30%
Non-performing assets to total assets                0.82%    0.88%    1.15%    1.11%    1.13%
----------------------------------------------------------------------------------------------
Interest income received on nonaccrual loans            -        -        -        -        -
----------------------------------------------------------------------------------------------
Interest income that would have been recorded
under the original terms of the loans              $   34   $   64   $   75   $  141   $  118
----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The asset quality of the Company's loan portfolio has improved during 2005. Residential and consumer delinquencies continue to decline by 14% during 2005 and 18% during 2004, resulting from the institution of a more stringent collection policy. Total nonperforming assets (nonperforming loans and foreclosed real estate) at December 31, 2005 were 0.81% of total assets as compared to 0.88% of total assets at December 31, 2004. Total nonperforming loans (past due 90 days or more) decreased $196,000, or 11%, during 2005 and decreased 38% during 2004. Total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 2.03% at December 31, 2005 compared to 1.93% at December 31, 2004. Approximately 43% of the Company's nonperforming loans at December 31, 2005 are secured by residential real estate with loss potential expected to be manageable within the allocated reserves.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans in 2005. At December 31, 2005, the Company had $2.5 million in loans which were deemed to be impaired having a valuation allowance of $90,000. Of the impaired loan balance, $2.3 million represents one commercial credit relationship that was restructured during 2004. A $63,000 impairment reserve is recorded on this relationship. The customer has been making payments according to the restructured terms and its financial position has improved significantly.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries. Allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. The Company uses a general allocation method for the residential real estate and the consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions. The Company reviews individually, commercial real estate and commercial loans greater than $150,000, that are not accruing interest and risk rated under the Company's risk rating system, as special mention, substandard, doubtful or loss to determine if the loans are impaired. If loans are determined to be impaired, the Company establishes a specific reserve allocation. The specific allocation is determined based on the most recent valuation of the loan's collateral and the customer's ability to pay. For all other commercial real estate and commercial loans, the Company uses the general allocation method that establishes a reserve for each risk rating category. The general allocation method for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools. The allowance for loan losses reflects management's best estimate of probable loan losses at December 31, 2005.

The allowance for loans losses was $1.7 million at December 31, 2005, an 8% decrease from December 31, 2004. The allowance for loans losses as a percentage of total loans decreased to 0.89% at December 31, 2005 from 0.98% in the prior year. Net loan charge-offs were $459,000 during 2005 compared to $626,000 in 2004. The Company experienced a higher level of charge-offs during 2004 resulting from the charge-off of portions of three commercial lending relationships.

--------------------------------------------------------------------------------

The following table sets forth the analysis of the allowance for loan losses at or for the periods indicated.

                                        2005          2004           2003            2002            2001
----------------------------------------------------------------------------------------------------------------
                                         % GROSS         % GROSS        % GROSS         % GROSS          % GROSS
Dollars in thousands)             AMOUNT  LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS   AMOUNT  LOANS
----------------------------------------------------------------------------------------------------------------
Commercial real estate and loans  $1,282   26.5%  $1,483   24.7%  $1,218   24.1%  $1,042   24.9%  $1,083   26.5%
Consumer loans                       289   10.4%     270    9.8%     120    8.8%     136    8.2%     100    7.4%
Residential real estate              108   63.1%      74   65.5%     377   67.1%     303   66.9%     496   66.1%
----------------------------------------------------------------------------------------------------------------
Total                             $1,679  100.0%  $1,827  100.0%  $1,715  100.0%  $1,481  100.0%  $1,679  100.0%
================================================================================================================

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

(Dollars in thousands)                          2005     2004     2003      2002     2001
-------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                    $1,827   $1,715   $1,481   $ 1,679   $1,274
 Allowance acquired in branch purchase               -        -        -        57        -
 Provisions charged to operating expenses          311      738      598     1,375      708
-------------------------------------------------------------------------------------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
 Commercial real estate and loans                   25       41        3        26       53
 Consumer                                           14       20       17         6        9
 Residential real estate                            10        -       17         -        -
-------------------------------------------------------------------------------------------
 Total recoveries                                   49       61       37        32       62
-------------------------------------------------------------------------------------------
LOANS CHARGED OFF:
 Commercial real estate and loans                 (284)    (439)    (128)   (1,285)     (72)
 Consumer                                         (137)    (126)    (189)     (291)    (184)
 Residential real estate                           (87)    (122)     (84)      (86)    (109)
-------------------------------------------------------------------------------------------
  Total charged-off                               (508)    (687)    (401)   (1,662)    (365)
-------------------------------------------------------------------------------------------
 Net charge-offs                                  (459)    (626)    (364)   (1,630)    (303)
-------------------------------------------------------------------------------------------
Balance at end of year                          $1,679   $1,827   $1,715   $ 1,481   $1,679
===========================================================================================
Net charge-offs to average loans outstanding     0.24%    0.33%    0.19%     0.92%    0.19%
Allowance for loan losses to year-end loans      0.89%    0.98%    0.91%     0.82%    1.03%
===========================================================================================

DEPOSITS

The Company's deposit base is drawn from seven full-service offices in its market area. The deposit base consists of demand deposits, money management accounts, savings and time deposits. During 2005, 61% of the Company's average deposit base of $239.9 million consisted of core deposits. Core deposits are considered to be more stable and provide the Company with a lower cost source of funds. The Company will continue to emphasize retail deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings. Pathfinder Commercial Bank will seek business growth by focusing on its local identification and service excellence. The Commercial Bank had an average balance of $31.0 million in municipal deposits in 2005, primarily concentrated in money market demand accounts.

Average deposits increased $9.5 million, or 4%, when compared to 2004. The increase in average deposits primarily related to a $2.9 million increase in the average balance of municipal deposits combined with an increase in retail deposits. The new branch in Central Square added $3.1 million to the average balance of retail deposits since its opening June of 2005. In comparison, average deposits from 2003 to 2004 increased $22.3 million, or 11%. Deposit growth in 2004 resulted from the growth both in retail and in municipal deposits. The Commercial Bank increased the number of municipal customers to 20

--------------------------------------------------------------------------------
in 2004 from 11 in 2003. The new municipal customers account balances represented $20.2 million of the $30.0 million in municipal deposits outstanding at December 31, 2004.

The Company's average deposit mix in 2005, as compared to 2004, reflected a slight shift from savings and club deposits to time deposits. The Company's average demand deposits, interest and noninterest bearing, represented 16% of total average deposits, which was comparable with 2004. The Company's money management accounts represented 17% of total deposits, down 1 percentage point for the same period in 2004. The Company promotes its money management account by offering competitive rates to retain existing and attract new customers.

The average amount of deposits, average rate paid and percentage of deposits are summarized below for the years indicated.

                                                    FOR  THE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------
                                       2005                   2004                       2003
-------------------------------------------------------------------------------------------------------
                                       AVG   PERCENT           AVG   PERCENT             AVG    PERCENT
                              AVG     RATE     OF       AVG    RATE     OF       AVG     RATE       OF
(Dollars in thousands)      BALANCE   PAID  DEPOSITS  BALANCE  PAID  DEPOSITS  BALANCE   PAID   DEPOSITS
-------------------------------------------------------------------------------------------------------
Noninterest bearing
   demand accounts          $ 19,324     -    8.06%  $ 17,974     -    7.80%   $ 16,345     -     7.86%
NOW accounts                  19,877  0.54%   8.29%    20,808  0.65%   9.03%     17,663  0.79%    8.49%
Money management accounts     41,380  2.02%  17.25%    40,775  1.39%  17.70%     21,788  1.14%   10.47%
Savings and club accounts     65,558  0.44%  27.33%    68,046  0.67%  29.54%     66,481  0.77%   31.96%
Time deposits                 93,732  3.29%  39.07%    82,769  3.00%  35.93%     85,751  3.33%   41.22%
-------------------------------------------------------------------------------------------------------
Total average deposits      $239,871  1.96% 100.00%  $230,372  1.71% 100.00%   $208,028  1.96%  100.00%
=======================================================================================================

At December 31, 2005, time deposits in excess of $100,000 totaled $24.0 million, or 26%, of time deposits and 10% of total deposits. At December 31, 2004, these deposits totaled $18.3 million, or 22% of time deposits and 8% of total deposits.

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more time remaining until maturity as of December 31, 2005:

                       CERTIFICATES OF
                         DEPOSIT OF
In thousands)          $100,000 OR MORE
---------------------------------------
REMAINING MATURITY:
Three Months or less       $ 6,868
Three through Six months     2,765
Six through twelve months    3,886
Over twelve months          10,515
--------------------------------------
    Total                  $24,034
======================================

--------------------------------------------------------------------------------

BORROWINGS

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY. There were $2.0 million in short-term borrowings outstanding at December 31, 2005 as compared to $1.0 million in 2004.

Information regarding short-term borrowings during 2005, 2004 and 2003 is as follows:

 (Dollars in thousands)                        2005     2004      2003
------------------------------------------------------------------------
Maximum outstanding at any month end         $15,000   $3,100   $12,000
Average amount outstanding during the year     5,692    1,400     2,660
Average interest rate during the year           3.57%    1.31%     1.17%
------------------------------------------------------------------------

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and junior subordinated debentures. Long-term borrowed funds totaled $34.5 million at December 31, 2005 as compared to $39.5 million at December 31, 2004.

CAPITAL

Shareholders' equity decreased $898,000 to $20.9 million at December 31, 2005. The Company added $462,000 to retained earnings through net income, which was more than offset by cash dividends returned to its shareholders of $686,000. Other comprehensive loss increased $978,000 to $1.3 million at December 31, 2005. Additional paid in capital increased $268,000 due to the exercise of stock options and the allocation of employee stock ownership plan shares.

The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., waived its right to receive the dividend for the quarters ended June 30, 2005 and December 31, 2005.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2005, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%. See Note 17 in the accompanying financial statements for the Company's and the Bank's ratios.

LIQUIDITY

Liquidity management involves the Company's ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements, and otherwise operate the Company on an ongoing basis. The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of deposits to maintain a desired deposit balance. In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

The Company's liquidity has been enhanced by its membership in the FHLBNY, whose competitive advance programs and lines of credit provide the Company with a

--------------------------------------------------------------------------------
safe, reliable and convenient source of funds. A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes. Such sources could include, but are not limited to, additional borrowings, trust preferred security offerings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans. Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2005, the Company is in compliance with its policy guidelines with regard to liquidity.

AGGREGATE  CONTRACTUAL  OBLIGATIONS

The following table represents the Company's on and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2005:

                                            OVER 1    OVER 3
                                  1 YEAR      TO        TO     OVER 5
(In thousands)                   OR LESS   3 YEARS   5 YEARS    YEARS    TOTAL
--------------------------------------------------------------------------------
Time deposits                    $ 51,724  $ 30,173  $  7,690  $ 6,568  $ 96,155
Junior subordinated debentures          -         -         -    5,155     5,155
Borrowings                          5,000    17,960     8,400        -    31,360
Operating leases                       47        98       102      115       362
Payments under benefit plans          305       697       752    9,181    10,935
--------------------------------------------------------------------------------
Total                            $ 57,075  $ 48,928  $ 16,944  $21,020  $143,967
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

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2005, the Company had $19.5 million in outstanding commitments to extend credit and standby letters of credit. See
Note  15  in  the  accompanying  financial  statements.

--------------------------------------------------------------------------------

ITEM  7A:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The Company has an Asset-Liability Management Committee (ALCO) which is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Those procedures include reviewing the Company's asset and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings and capital. The Company's Board of Directors reviews the guidelines established by the ALCO.

Since December of 2004, the Federal Reserve has increased short-term target rates 8 times, 25 basis points each time to 4.50% from 2.50%. During this time frame longer-term interest rates have remained relatively unchanged resulting in a flattening and inversion of the yield curve. The short-term interest rate increases have caused continued net interest margin compression as short-term deposits and borrowings on the Company's liability sensitive balance sheet reprice into the current rate environment while security purchases and loan originations and refinances were being done at the stable longer-term rates. During the past 24-month period of rising short-term interest rates, the Company has continued to practice conservative balance sheet management strategies by attempting to extend the maturities of its rate sensitive liabilities and shorten the maturity or repricing term of its rate sensitive assets. This conservative balance sheet management strategy has resulted in additional margin pressure and reduction in net interest income during the prior two years. Management believes this balance sheet strategy best positions the Company and lessens its risk against future interest rate fluctuations.

The primary objective of the Company's asset/liability management process is to maximize earnings and return on capital within acceptable levels of risk. The Company does not believe it is possible to reliably predict future interest rate movements, and it seeks to maintain an appropriate process and set of measurement tools that enable it to identify and quantify sources of interest rate risk ("IRR") in varying rate environments. The primary tools used by the Company in managing rate risk are income simulation and net portfolio value modeling techniques.

Interest rate risk can result from timing differences in the maturity/repricing of an institution's assets, liabilities and off balance sheet contracts; the effect of embedded options, such as loan prepayments, interest rate caps/floors, and deposit withdrawals; and the difference in the behavior of the various lending and funding rates, sometimes referred to as basis risk.

Given the potential types and differing related characteristics of IRR, it is important that the company maintain an appropriate process and set of measurement tools that enable it to identify and quantify its primary sources of IRR. The Company also recognizes that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through its income statements. Accordingly, the Company not only looks at a 12 month horizon when managing its exposure to IRR, it also considers a longer-term strategic horizon.

It is the Company's objective to manage its exposure to interest rate risk, understanding that it is in the business of taking on rate risk and the elimination of such risk is not possible. It is also understood that as exposure to interest rate risk is reduced, it may also result in net interest margin being reduced.

Management believes the modeling and analysis of net interest income (Earnings at Risk) and net portfolio value (Value at Risk) in different interest rate environments provides the most meaningful measure of interest rate risk. Net interest income simulation analysis captures both the potential of all assets and liabilities to mature or reprice and the probability that they will do so. Net interest income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, net interest income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them. Net portfolio value represents the fair value of net assets (determined as the market value of

--------------------------------------------------------------------------------
assets minus the market value of liabilities using a discounted cash flow technique).

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

                      PERCENTAGE      PERCENTAGE
CHANGE IN    NPV       CHANGE IN      CHANGE IN
INTEREST   CAPITAL   NET INTEREST   NET PORTFOLIO
RATES       RATIO       INCOME          VALUE
--------------------------------------------------
300           8.77%        -12.75%         -27.56%
200           9.63%         -8.36%         -18.54%
100          10.48%         -4.10%          -9.21%
0            11.26%           ---            ----
-100         11.55%          1.18%           4.91%
-200         11.20%         -3.26%           3.60%
-300         10.60%         -8.72%          -0.30%

--------------------------------------------------------------------------------

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating interest rate risk was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at a specific point in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

The following table shows the GAP position for the Company as of December 31, 2005.

                                                                                                                  MORE
                                                         WITHIN     3 TO 12    1 TO 3     3 TO 5     5 TO 10      THAN
(Dollars in thousands)                                  3 MONTHS    MONTHS      YEARS      YEARS      YEARS     10 YEARS
------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Interest earning deposits                              $     586   $      -   $      -   $      -   $      -   $       -
Investment securities and FHLB stock                      12,744      6,675     18,017     15,071     17,732       5,805
Loans receivable                                          33,355     35,348     46,886     29,098     34,821      10,060
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          $  46,685   $ 42,023   $ 64,903   $ 44,169   $ 52,553   $  15,865
------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Transaction deposit accounts (1)                       $   9,450   $ 28,347   $ 19,471   $      -   $      -   $       -
Savings deposits (1)                                         274      6,075     13,513     10,097     14,926      15,284
Certificates of deposit                                   19,333     32,130     30,265      7,858      6,550          19
Borrowings                                                 2,000      3,000     17,960      8,400          -           -
Junior subordinated debentures                             5,155          -          -          -          -           -
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                     $  36,212   $ 69,552   $ 81,209   $ 26,355   $ 21,476   $  15,303
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets less interest-
bearing liabilities ("interest rate sensitivity gap")  $  10,473   $(27,529)  $(16,306)  $ 17,814   $ 31,077   $     562
------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of interest-
sensitive assets over interest-sensitive liabilities   $  10,473   $(17,056)  $(33,362)  $(15,548)  $ 15,529   $  16,091
------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap to total assets                    3.53%     -9.27%     -5.49%      6.00%     10.47%       0.19%
------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap to total assets         3.53%     -5.74%    -11.23%     -5.24%      5.23%       5.42%
------------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets to interest-
bearing liabilities                                       128.92%     60.42%     79.92%    167.59%    244.71%     103.67%
------------------------------------------------------------------------------------------------------------------------
Cumulative ratio of interest-earning assets to
interest-bearing liabilities                              128.92%     83.87%     82.16%     92.71%    106.61%     106.43%
------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                  TOTAL
--------------------------------------------------------------

INTEREST-EARNING ASSETS:
Interest earning deposits                              $    586
Investment securities and FHLB stock                     76,044
Loans receivable                                        189,568
---------------------------------------------------------------
Total interest-earning assets                          $266,198
---------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Transaction deposit accounts (1)                       $ 57,268
Savings deposits (1)                                     60,169
Certificates of deposit                                  96,155
Borrowings                                               31,360
Junior subordinated debentures                            5,155
---------------------------------------------------------------
Total interest-bearing liabilities                     $250,107
---------------------------------------------------------------
Interest-earning assets less interest-
bearing liabilities ("interest rate sensitivity gap")
---------------------------------------------------------------
Cumulative excess (deficiency) of interest-
sensitive assets over interest-sensitive liabilities
---------------------------------------------------------------
Interest sensitivity gap to total assets
---------------------------------------------------------------
Cumulative interest sensitivity gap to total assets
---------------------------------------------------------------
Ratio of interest-earning assets to interest-
bearing liabilities
---------------------------------------------------------------
Cumulative ratio of interest-earning assets to
interest-bearing liabilities

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

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
PATHFINDER  BANCORP,  INC                                           Page

Report of Independent Registered Public Accounting Firm..............37
Consolidated Statements of Condition.................................38
Consolidated Statements of Income....................................39
Consolidated Statements of Changes in Shareholders' Equity...........40
Consolidated Statements of Cash Flows................................41
Notes to Consolidated Financial Statements...........................42

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




                               [GRAPHIC OMITED]





To the Board of Directors and Shareholders
Pathfinder Bancorp, Inc.
Oswego, New York

     We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/  BEARD  MILLER  COMPANY  LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
February 3, 2006

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                        DECEMBER 31,
                                                                                ------------------------
(In thousands, except share data)                                                    2005         2004
--------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                         $       7,309   $  6,741
Interest earning deposits                                                                 586      7,584
--------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                     7,895     14,325
--------------------------------------------------------------------------------------------------------

Investment securities, at fair value                                                   74,239     75,069
Federal Home Loan Bank stock, at cost                                                   1,805      1,768
Mortgage loans held-for-sale                                                                0      2,159
Loans                                                                                 189,568    186,952
   Less: Allowance for loan losses                                                      1,679      1,827
--------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                            187,889    185,125
Premises and equipment, net                                                             8,020      7,580
Accrued interest receivable                                                             1,678      1,505
Foreclosed real estate                                                                    743        798
Goodwill                                                                                3,840      3,840
Intangible asset, net                                                                     404        627
Bank owned life insurance                                                               5,987      5,768
Other assets                                                                            4,448      3,473
--------------------------------------------------------------------------------------------------------
Total assets                                                                    $     296,948   $302,037
========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing                                                                $     216,136   $217,513
Noninterest-bearing                                                                    20,241     19,159
--------------------------------------------------------------------------------------------------------
Total deposits                                                                        236,377    236,672
--------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                   2,000      1,000
Long-term borrowings                                                                   29,360     34,360
Junior subordinated debentures                                                          5,155      5,155
Other liabilities                                                                       3,128      3,024
--------------------------------------------------------------------------------------------------------
Total liabilities                                                                     276,020    280,211

Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $.01; authorized 10,000,000 shares;
2,950,419 and 2,937,419 shares issued; and 2,463,132 and
2,450,132 shares outstanding, respectively.                                                29         29
Additional paid-in-capital                                                              7,721      7,453
Retained earnings                                                                      20,965     21,186
Accumulated other comprehensive loss                                                   (1,285)      (307)
Unearned ESOP shares                                                                        -        (33)
Treasury Stock, at cost; 487,287 shares                                                (6,502)    (6,502)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             20,928     21,826
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $     296,948   $302,037
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                      --------------------------
(In thousands, except per share data)                                    2005      2004     2003
-------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                                $ 11,794   $11,815  $12,833
  Debt securities:
    Taxable                                                               2,481     2,075    2,034
    Tax-exempt                                                              505       362      226
  Dividends                                                                 247       145      159
  Other                                                                      71        81       33
--------------------------------------------------------------------------------------------------
       Total interest income                                             15,098    14,478   15,285
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                    4,319     3,639    3,751
  Interest on short-term borrowings                                         204        17       31
  Interest on long-term borrowings                                        1,833     1,917    2,166
--------------------------------------------------------------------------------------------------
       Total interest expense                                             6,356     5,573    5,948
--------------------------------------------------------------------------------------------------
          Net interest income                                             8,742     8,905    9,337
PROVISION FOR LOAN LOSSES                                                   311       738      598
--------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses             8,431     8,167    8,739
--------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                     1,318       967      818
  Increase in value of bank owned life insurance                            218       175      171
  Loan servicing fees                                                       215       256      282
  Net (losses) gains on sales and impairment of investment securities      (205)      772      542
  Net (losses) gains on sales of loans and foreclosed real estate           (88)      279      326
  Other charges, commissions & fees                                         582       598      469
--------------------------------------------------------------------------------------------------
       Total other income                                                 2,040     3,047    2,608
--------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                          5,123     4,798    4,455
  Building occupancy                                                      1,178     1,169    1,159
  Data processing expenses                                                1,226       981      868
  Professional and other services                                           818       682      770
  Amortization of intangible asset                                          223       223      223
  Other expenses                                                          2,492     1,454    1,619
--------------------------------------------------------------------------------------------------
       Total other expenses                                              10,060     9,307    9,094
--------------------------------------------------------------------------------------------------
Income before income taxes                                                  411     1,907    2,253
(Benefit)/Provision for income taxes                                        (51)      502      601
--------------------------------------------------------------------------------------------------
Net income                                                                  462   $ 1,405  $ 1,652
==================================================================================================
Net income per share - basic                                           $   0.19   $  0.58  $  0.68
==================================================================================================
Net income per share - diluted                                         $   0.19   $  0.57  $  0.67
==================================================================================================
Dividends per share                                                    $   0.41   $ 0.405  $  0.40
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      ACCUMULATED
                                                              ADDITIONAL                 OTHER          UNEARNED
                                         COMMON STOCK ISSUED  PAID-IN    RETAINED     COMPREHENSIVE       ESOP
(In thousands, except per share data)    SHARES     AMOUNT     CAPITAL   EARNINGS      INCOME (LOSS)     SHARES

BALANCE, DECEMBER 31, 2002               2,914,669  $     29  $     7,114  $       19,448   $         579   $    (124)
---------------------------------------  -------------------  --------  -----------  ---------------  --------------  ----------
Comprehensive income:
Net income                                                                                    1,652
Other comprehensive income, net of tax
Unrealized net gains on securities                                                                               83
TOTAL COMPREHENSIVE INCOME:

ESOP shares earned                                                               76                                          46
Stock option exercised                       4,717         -           35
Treasury stock purchased
Dividends declared ($.40 per share)                                                            (651)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                         2,919,386  $     29  $     7,225  $       20,449   $         662   $     (78)
---------------------------------------  -------------------  --------  -----------  ---------------  --------------  ----------
Comprehensive income:
---------------------------------------
Net income                                                                                    1,405
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                            (969)
TOTAL COMPREHENSIVE INCOME:


ESOP shares earned                                                               88                                          45
Stock option exercised                                18,033         -          140
Dividends declared ($.405 per share)                                                           (668)
BALANCE, DECEMBER 31, 2004                         2,937,419  $     29  $     7,453  $       21,186   $        (307)  $     (33)
---------------------------------------  -------------------  --------  -----------  ---------------  --------------  ----------
Comprehensive loss:
---------------------------------------
Net income                                                                                      462
Other comprehensive income, net of tax
Unrealized net gains on securities                                                                             (978)
TOTAL COMPREHENSIVE LOSS:


ESOP shares earned                                                               55                                          33
Stock option exercised                                13,000         -          213
Dividends declared ($.41 per share)                                                            (683)
BALANCE, DECEMBER 31, 2005                         2,950,419  $     29  $     7,721  $       20,965   $      (1,285)  $       -
---------------------------------------  -------------------  --------  -----------  ---------------  --------------  ----------



                                         TREASURY
(In thousands, except per share data)     STOCK     TOTAL
                                                   --------
BALANCE, DECEMBER 31, 2002               $(3,815)  $23,231
---------------------------------------  --------  --------
Comprehensive income:
Net income                                           1,652
Other comprehensive income, net of tax
Unrealized net gains on securities                      83
TOTAL COMPREHENSIVE INCOME:                          1,735
                                                   --------

ESOP shares earned                                     122
Stock option exercised                                  35
Treasury stock purchased                  (2,687)   (2,687)
Dividends declared ($.40 per share)                   (651)
BALANCE, DECEMBER 31, 2003               $(6,502)  $21,785
---------------------------------------  --------  --------
Comprehensive income:
---------------------------------------
Net income                                           1,405
Other comprehensive loss, net of tax
Unrealized net losses on securities                   (969)
TOTAL COMPREHENSIVE INCOME:                            436
                                                   --------

ESOP shares earned                                     133
Stock option exercised                                 140
Dividends declared ($.405 per share)                  (668)
BALANCE, DECEMBER 31, 2004               $(6,502)  $21,826
---------------------------------------  --------  --------
Comprehensive loss:
---------------------------------------
Net income                                             462
Other comprehensive income, net of tax
Unrealized net gains on securities                    (978)
TOTAL COMPREHENSIVE LOSS:                             (516)
                                                   --------

ESOP shares earned                                      88
Stock option exercised                                 213
Dividends declared ($.41 per share)                   (683)
BALANCE, DECEMBER 31, 2005               $(6,502)  $20,928
---------------------------------------  --------  --------

The accompanying notes are an integral part of the consolidated financial statements.

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                                   -----------------------------
(In thousands)                                                                        2005        2004     2003
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income                                                                       $    462   $  1,405   $  1,652
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Provision for loan losses                                                             311        738        598
 ESOP shares earned                                                                     88        133        122
 Deferred income tax expense                                                           107        502        307
 Proceeds from sale of loans                                                         8,795     12,440     23,380
 Originations of loans held-for-sale                                                     -    (10,884)   (23,049)
 Realized losses (gains) on sales of:
 Foreclosed real estate                                                                 23        (84)       (91)
 Loans                                                                                  65       (195)      (235)
 Available-for-sale investment securities                                              205       (772)      (542)
 Depreciation                                                                          697        590        542
 Amortization of intangible asset                                                      223        223        223
 Amortization of deferred financing costs                                               30         30         30
 Amortization of mortgage servicing rights                                             123        158        122
 Increase in value of bank owned life insurance                                       (218)      (175)      (171)
 Net amortization of premiums and discounts on investment securities                   364        358        288
 (Increase) decrease in interest receivable                                           (173)      (231)        61
 Net change in other assets and liabilities                                           (480)    (1,855)       159
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           10,622      2,381      3,396
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchase of investment securities available-for-sale and
Federal Home Loan Bank Stock                                                       (23,361)   (35,610)   (25,780)
 Proceeds from maturities and principal reductions of
 investment securities available-for-sale                                           15,361      9,897     19,898
 Proceeds from sale:
 Available-for-sale investment securities                                            6,593      7,282      9,175
 Real estate acquired through foreclosure                                              770        382      1,890
Purchase of bank owned life insurance                                                    -     (1,100)         -
 Net (increase) decrease in loans                                                  (10,514)       245     (9,203)
 Purchase of premises and equipment                                                 (1,137)    (1,520)    (1,571)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (12,288)   (20,424)    (5,591)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net (decrease) increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts and escrow deposits                              (12,067)    28,441      5,429
 Net increase (decrease) in time deposits                                           11,772      1,337     (3,057)
 Net proceeds from (repayments on) short-term borrowings                             1,000     (1,100)     1,400
 Payments on long-term borrowings                                                  (10,000)    (4,500)    (9,000)
 Proceeds from long-term borrowings                                                  5,000          -      5,700
 Proceeds from exercise of stock options                                               213        140         35
 Cash dividends                                                                       (682)      (664)      (651)
 Treasury stock purchased                                                                -          -     (2,687)
-----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by  financing activities                                (4,764)    23,654     (2,831)
-----------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                    (6,430)     5,611     (5,026)
Cash and cash equivalents at beginning of period                                    14,325      8,714     13,740
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  7,895   $ 14,325   $  8,714
=================================================================================================================
CASH PAID DURING THE PERIOD FOR:
 Interest                                                                         $  6,338   $  5,639   $  5,991
 Income taxes paid                                                                      95        312        250
NON-CASH INVESTING ACTIVITY:
 Transfer of loans to foreclosed real estate                                           738        894        605
 Transfer of loans to loans held-for-sale                                            6,701          -          -

The accompanying notes are an integral part of the consolidated financial statements

-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS

The accompanying 2005 and 2004 consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The 2003 consolidated financial statements also include the Company's other subsidiary, Pathfinder Statutory Trust I (the "Trust"). The Trust was formed in 2002 for the purpose of issuing mandatorily redeemable convertible securities, which are considered Tier I capital under regulatory capital adequacy requirements. The Trust was deconsolidated upon adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," and Interpretation of ARB No 51 (FIN 46), which was revised in December 2003 (See
Note 10). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Inc. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation. The Company has seven full service offices located in Oswego County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and investment securities.

Pathfinder Bancorp, M.H.C., (the "Holding Company") a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 64.3% of the outstanding common stock of the Company. Salaries, employee benefits and rent approximating $135,000, $130,000 and $124,000, were allocated from the Company to Pathfinder Bancorp, M.H.C. during 2005, 2004 and 2003, respectively.

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

SIGNIFICANT  GROUP  CONCENTRATIONS  OF  CREDIT  RISK

Most of the Company's activities are with customers located primarily in Oswego and parts of Onondaga counties of New York State. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

--------------------------------------------------------------------------------

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs included in other operating expenses were $249,000, $224,000 and $245,000 for the year ended December 31, 2005, 2004 and
2003,  respectively.

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

MORTGAGE  LOANS  HELD-FOR-SALE

Mortgage loans held-for-sale are carried at the lower of cost or fair value. Fair value is determined in the aggregate. As of December 31, 2005, there were no forward commitments outstanding. As of December 31, 2004, the Company had approximately $1,000,000 of mortgage loan forward commitments outstanding to hedge interest rate risk on certain committed and originated loans. The differences between the settlement value of the forward commitments and the fair value of these commitments were not significant at December 31, 2004.

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

--------------------------------------------------------------------------------

LOANS

The Company grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and costs. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area. Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

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

--------------------------------------------------------------------------------

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

FORECLOSED  REAL  ESTATE

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at their fair value less estimated disposal costs. Write downs of, and expenses related to, foreclosed real estate holdings included in noninterest expense were $155,000, $85,000 and $124,000 in 2005, 2004 and 2003, respectively.

INTANGIBLE  ASSETS

Intangible assets represent core deposit intangibles and goodwill arising from acquisitions. Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles are amortized on a straight-line basis over a period of five years. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is evaluated annually for impairment.

MORTGAGE  SERVICING  RIGHTS

Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss. The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment.

--------------------------------------------------------------------------------

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

There is no pro forma expense reported for 2005 as stock options were fully vested during 2003. Pro forma amounts of net income and earnings per share under Statement of Financial Accounting Standards No. 123 are as follows:

 (Dollars in thousands)                                                    2003
---------------------------------------------------------------------------------
NET INCOME:
As reported                                                              $  1,652
Total stock-based compensation cost, net of tax, that would
  have been included in the determination of net income if the
  fair value based method had been applied to all awards                       28
---------------------------------------------------------------------------------
Pro forma                                                                $  1,624
=================================================================================

EARNINGS PER SHARE:                                              BASIC   DILUTED
---------------------------------------------------------------------------------
As reported                                                      $ 0.68  $   0.67
Pro forma                                                        $ 0.67  $   0.66
=================================================================================

The fair value of these options was estimated at the date of grant in July 2001 using the Black-Scholes options pricing model with the following assumptions: risk free interest rate - 5.0%; dividend yield - 2.0%; market price volatility - 52.4%. An assumed weighted average option life of 6 years has been utilized. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. No options were granted during 2005, 2004 and 2003.

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

TREASURY  STOCK

Treasury stock purchases are recorded at cost. There were no treasury stock purchases in 2005 and 2004. In 2003, the Company purchased 183,114 shares of treasury stock at an average cost of $14.67 per share, respectively. 160,114 of the shares purchased by the Company in 2003 related to a privately negotiated stock repurchase from Jewelcor Management Inc. The shares were purchased at $14.60 per share and represented approximately 6.1% of the Company's outstanding common stock as of December 31, 2002. The privately negotiated transaction was not part of the share repurchase program in effect for that period. The Company believes repurchase programs to be in the best interest of its shareholders as a method to enhance long-term shareholder value.

--------------------------------------------------------------------------------

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

COMPREHENSIVE  INCOME  (LOSS)

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

The components of other comprehensive income (loss) and related tax effects for the years ended:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------
(In thousands)                                       2005      2004    2003
-------------------------------------------------------------------------------
Gross change in unrealized gains on
  securities available for sale                  $ (1,835)  $  (843)  $ 681
Reclassification adjustment for (gains) losses
  included in net income                              205      (772)   (542)
----------------------------------------------------------------------------
                                                   (1,630)   (1,615)    139
Tax effect                                            652       646     (56)
----------------------------------------------------------------------------
Net of tax amount                                $   (978)  $  (969)  $  83
============================================================================

RECLASSIFICATIONS

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

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

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. Since

--------------------------------------------------------------------------------
the Company's options are fully granted and vested, the Company does not anticipate the adoption will have any impact on the consolidated financial statements.

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

In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position and results of operations.

--------------------------------------------------------------------------------

NOTE  3:  INVESTMENT  SECURITIES  -  AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                 DECEMBER 31, 2005
                                   -------------------------------------------
                                                  GROSS       GROSS  ESTIMATED
                                   AMORTIZED UNREALIZED  UNREALIZED       FAIR
(In thousands)                          COST      GAINS      LOSSES      VALUE
------------------------------------------------------------------------------
Bond investment securities:
US Treasury and agencies           $   20,713  $    -     $  (746)    $ 19,967
State and political subdivisions       11,177       2        (199)      10,980
Corporate                               5,936      24        (106)       5,854
Mortgage-backed                        31,565      67        (914)      30,718
------------------------------------------------------------------------------
Total                                  69,391      93      (1,965)      67,519
  Equity investments                    6,998      14        (292)       6,720
------------------------------------------------------------------------------
Total investment securities        $   76,389  $  107     $(2,257)    $ 74,239
==============================================================================

                                                 DECEMBER 31, 2004
                                   -------------------------------------------
                                                  GROSS       GROSS  ESTIMATED
                                   AMORTIZED UNREALIZED  UNREALIZED       FAIR
(In thousands)                          COST      GAINS      LOSSES      VALUE
------------------------------------------------------------------------------
Bond investment securities:
US Treasury and agencies           $   21,609  $    4     $  (401)    $ 21,212
State and political subdivisions        8,881     162         (31)       9,012
Corporate                               5,919      92         (52)       5,959
Mortgage-backed                        32,213      92        (278)      32,027
------------------------------------------------------------------------------
Total                                  68,622     350        (762)      68,210
  Equity investments                    6,967       5        (113)       6,859
------------------------------------------------------------------------------
Total investment securities        $   75,589  $  355     $  (875)    $ 75,069
==============================================================================

Gross  gains  of  $190,000,  $828,000  and  $581,000  for  2005,  2004 and 2003,
respectively and gross losses of $395,000, $56,000 and $38,000 for 2005, 2004 and 2003, respectively were realized on sales and calls of securities. The tax benefit related to net losses on investment securities was $80,000 for 2005. Tax expense related to net gains on investment securities was $301,000 and $211,000 for 2004 and 2003, respectively. The $395,000 loss in 2005 represented impairment losses recognized on equity investments and the loss recognized from the sale of commercial bank portfolio securities.

Investment securities with a carrying value of approximately $38,899,000 at December 31, 2005 were pledged to collateralize certain deposit and borrowing arrangements.

--------------------------------------------------------------------------------

The amortized cost and estimated fair value of debt investments at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                         AMORTIZED    ESTIMATED
(In thousands)                              COST     FAIR VALUE
----------------------------------------------------------------
Due in one year or less                  $    3,039  $     3,008
Due after one year through five years        16,179       15,699
Due after five years through ten years       11,856       11,432
Due after ten years                           6,752        6,662
Mortgage-backed securities                   31,565       30,718
----------------------------------------------------------------
Totals                                   $   69,391  $    67,519
================================================================

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

                                                                     DECEMBER 31, 2005
                                          ------------------------------------------------------------------
                                          LESS THAN TWELVE MONTHS   TWELVE MONTHS OR MORE       TOTAL
------------------------------------------------------------------------------------------------------------
                                              UNREALIZED   FAIR      UNREALIZED    FAIR   UNREALIZED   FAIR
(In thousands)                                  LOSSES     VALUE        LOSSES     VALUE     LOSSES    VALUE
------------------------------------------------------------------------------------------------------------
US Treasury and agency securities            $    (106)   $ 4,130    $   (639)   $15,837   $  (746)  $19,967
State and political subdivision securities        (152)     8,872         (47)     1,491      (199)   10,363
Corporate securities                               (35)     1,965         (71)     1,896      (106)    3,861
Mortgage-backed securities                        (322)    13,814        (593)    15,073      (914)   28,887
Equity investment securities                         -          -        (292)     6,135      (292)    6,135
------------------------------------------------------------------------------------------------------------
                                             $    (615)   $28,781    $ (1,642)   $40,432   $(2,257)  $69,213
============================================================================================================

                                                                     DECEMBER 31, 2004
                                          ------------------------------------------------------------------
                                          LESS THAN TWELVE MONTHS   TWELVE MONTHS OR MORE       TOTAL
------------------------------------------------------------------------------------------------------------
                                              UNREALIZED   FAIR      UNREALIZED    FAIR   UNREALIZED   FAIR
(In thousands)                                  LOSSES     VALUE        LOSSES     VALUE     LOSSES    VALUE
------------------------------------------------------------------------------------------------------------
US Treasury and agency securities            $    (370)   $18,903    $    (31)   $   981   $  (401)  $19,884
State and political subdivision securities         (31)     2,411           -         56       (31)    2,467
Corporate securities                               (11)       976         (41)       936       (52)    1,912
Mortgage-backed securities                        (215)    19,949         (63)     3,301      (278)   23,250
Equity investment securities                       (10)       240        (103)     3,547      (113)    3,787
------------------------------------------------------------------------------------------------------------
                                             $    (637)   $42,479    $   (238)   $ 8,821   $  (875)  $51,300
============================================================================================================

The Company reviews its securities for impairment at least quarterly, and as a result of this review, impairment charges of $196,000 were recorded during December 31, 2005. No impairment losses were recognized in 2004 and 2003.

At December 31, 2005 59 mortgage-backed and 33 US treasury and agency securities have unrealized losses. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of book value and a majority had unrealized losses totaling less than 3% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

--------------------------------------------------------------------------------

At December 31, 2005, 32 state and political subdivision securities and 4 corporate securities have unrealized losses. In analyzing the issuer's financial condition, management considers the industry analyst's reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 5% of book value and a majority had unrealized losses totaling less than 2% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

At December 31, 2005, 3 equity securities had unrealized losses. One of these securities is a mutual fund backed by adjustable rate mortgage-backed securities and has an unrealized loss of 3% of book value. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the mutual fund. A second equity security is a mutual fund consisting primarily of investment grade dividend-paying common stocks of large capitalization companies, i.e., companies with market capitalization in excess of $5 billion. A review of the underlying securities indicates no individually impaired holdings and there is no indication that the profitability of these corporations is impaired beyond the economic cycle. As such, the decline in market value is not considered to be other-than-temporarily impaired. The third equity security has unrealized losses totaling $10,000, which is deemed to be immaterial to the consolidated financial statements.

NOTE  4:  LOANS

Major  classifications  of  loans  at  December  31,  are  as  follows:

 (In thousands)                      2005       2004
----------------------------------------------------
REAL ESTATE MORTGAGES:
Conventional                     $116,423   $117,608
Construction                        2,607      3,497
Commercial                         31,845     29,874
----------------------------------------------------
                                  150,875    150,979
----------------------------------------------------
OTHER LOANS:
Consumer                            3,363      3,484
Home Equity/2nd Mortgage           16,319     15,021
Lease financing                       334        715
Commercial                         14,741     12,605
Municipal loans                     3,259      3,514
                                   38,016     35,339
----------------------------------------------------
Total loans                       188,891    186,318
----------------------------------------------------
Net deferred loan costs               677        634
Less allowance for loan losses     (1,679)    (1,827)
----------------------------------------------------
Loans receivable, net            $187,889   $185,125
====================================================

The Company grants mortgage and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent upon the counties' employment and economic conditions.

--------------------------------------------------------------------------------

The following represents the approximate activity associated with loans to officers and directors during the fiscal year ending December 31, 2005:

(In thousands)
---------------------------------------
Balance at beginning of year   $ 4,910
Originations                     3,065
Principal payments              (2,394)
---------------------------------------
Balance at end of year         $ 5,581
=======================================

NOTE  5:  ALLOWANCE  FOR  LOAN  LOSSES

Changes in the allowance for loan losses for the year ended December 31, are summarized as follows:

 (In thousands)                 2005     2004     2003
--------------------------------------------------------
Balance at beginning of year   $1,827   $1,715   $1,481
Recoveries credited                49       61       37
Provision for loan losses         311      738      598
Loans charged-off                (508)    (687)    (401)
--------------------------------------------------------
Balance at end of year         $1,679   $1,827   $1,715
========================================================

The following is a summary of information pertaining to impaired loans for the years ending December 31,:

(In thousands)                                   2005    2004    2003
----------------------------------------------------------------------
Impaired loans without a valuation allowance    $    -  $    -  $    -
Impaired loans with a valuation allowance        2,452   3,110   3,804
----------------------------------------------------------------------
Total impaired loans                            $2,452  $3,110  $3,804
----------------------------------------------------------------------
Valuation allowance related to impaired loans   $   90  $  760  $  527
----------------------------------------------------------------------
Average investment in impaired loans            $2,856  $3,611  $3,446
----------------------------------------------------------------------
Interest income recognized on impaired loans    $  175  $  153  $  139
----------------------------------------------------------------------
Interest income recognized on a cash basis on
impaired loans                                  $    -  $    -  $   93
----------------------------------------------------------------------

As of December 31, 2005, no additional funds are committed to be advanced in connection with impaired loans.

The amount of loans on which the Company has ceased accruing interest aggregated approximately $1,655,000 and $1,851,000 at December 31, 2005 and 2004,
respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2005 or 2004.

NOTE  6:  SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage and other loans serviced for others were $56,300,000, 53,000,000 and $47,600,000 at
December  31,  2005,  2004  and  2003,  respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2005 and 2004, was $146,000 and $198,000, respectively.

--------------------------------------------------------------------------------

The  following  summarizes  mortgage-servicing rights capitalized and amortized:

 (In thousands)                         2005   2004   2003
-----------------------------------------------------------
Mortgage servicing rights capitalized   $  70  $  99  $ 179
Mortgage servicing rights amortized     $ 123  $ 158  $ 122
===========================================================

NOTE  7:  PREMISES  AND  EQUIPMENT

A  summary  of  premises  and  equipment  at  December  31,  is  as  follows:

(In thousands)                      2005     2004
---------------------------------------------------
Land                               $ 1,150  $ 1,150
Buildings                            6,590    5,587
Furniture, fixture and equipment     6,120    5,597
Construction in progress               119      508
---------------------------------------------------
                                   $13,979  $12,842
Less: Accumulated depreciation       5,959    5,262
---------------------------------------------------
                                   $ 8,020  $ 7,580
===================================================

NOTE  8:  GOODWILL  AND  INTANGIBLE  ASSETS

A  summary  of  intangible  assets  is  as  follows:

                                   2005                           2004
---------------------------------------------------------------------------------
                             GROSS                         GROSS
                          CARRYING      ACCUMULATED     CARRYING      ACCUMULATED
 (In thousands)             AMOUNT     AMORTIZATION       AMOUNT     AMORTIZATION
---------------------------------------------------------------------------------
Core deposit intangible   $   1,111  $        (707)  $   1,111  $        (484)

Amortization expense related to core deposit intangibles is estimated to total $223,000 and $181,000 for the years ending December 31, 2006 and 2007, respectively. Amortization of goodwill and the core deposit intangible is deductible for tax purposes.

NOTE  9:  DEPOSITS

A  summary  of  deposits  at  December  31,  is  as  follows:

(In thousands)                         2005      2004
-------------------------------------------------------
Savings accounts                     $ 60,176  $ 66,265
Time accounts                          72,121    66,133
Time accounts over $100,000            24,034    18,250
Money management accounts              39,009    44,189
Demand deposit interest-bearing        18,259    20,339
Demand deposit noninterest-bearing     20,241    19,159
Mortgage escrow funds                   2,537     2,337
-------------------------------------------------------
                                     $236,377  $236,672
=======================================================

--------------------------------------------------------------------------------

At  December 31, 2005, the scheduled maturities of time deposits are as follows:

(In thousands)
----------------------------
YEAR OF MATURITY:
----------------------------
2006                $51,724
2007                 21,221
2008                  8,952
2009                  5,780
2010                  1,910
Thereafter            6,568
---------------------------
                    $96,155
===========================

NOTE  10:  BORROWED  FUNDS

The  composition  of  borrowings  at  December  31  is  as  follows:

 (In thousands)                2005     2004
----------------------------------------------
SHORT-TERM FHLB ADVANCES:
FHLB Advances                 $ 2,000  $ 1,000
----------------------------------------------
Total short-term borrowings   $ 2,000  $ 1,000
==============================================
LONG-TERM:
FHLB Repurchase agreements    $ 3,400  $ 3,400
FHLB advances                  25,960   30,960
----------------------------------------------
Total long-term borrowings    $29,360  $34,360
==============================================

The principal balance, interest rate and maturity of the above borrowings at December 31, 2005 is as follows:

TERM                                          PRINCIPAL      RATES
----------------------------------------------------------------------
(Dollars in thousands)
Short-term advances with FHLB                 $    2,000   3.97%-4.13%
Long-term:
----------------------------------------------------------------------
Repurchase agreements (due in 2006 and 2009)       3,400  5.56% -5.85%
Advances with FHLB
----------------------------------------------------------------------
due within 1 year                                  2,000   4.72%-5.32%
due within 2 years                                11,350   3.00%-5.04%
due within 3 years                                 6,610   2.67%-5.98%
due within 4 years                                 1,000         6.00%
due within 5 years                                 5,000         4.39%
----------------------------------------------------------------------
Total advances with FHLB                      $   25,960
----------------------------------------------------------------------
Total long-term borrowings                    $   29,360
======================================================================

The repurchase agreements with the Federal Home Loan Bank ("FHLB") are collateralized by certain investment securities having a carrying value of $3,689,000 at December 31, 2005. The collateral is under the Company's control. The line of credit agreement with the FHLB is used for liquidity purposes. Interest on this line is determined at the time of borrowing. The average rate paid on the overnight line during 2005 approximated 3.57%. At December 31, 2005, $28,725,000 was available under the line of credit. In addition to the overnight line of credit program, the Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $84,899,000 and FHLB stock with a carrying value of $1,805,000 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term

--------------------------------------------------------------------------------
borrowings. The Company also maintains a $5,000,000 line of credit with a correspondent bank. Interest on the line is determined at the time of borrowing.  The  Company  did  not  draw  on  the  line during 2005.  Investment securities with a carrying value of $6,384,000 at December 31, 2005 collateralize the line of credit.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust I, of which 100% of the common equity is owned by the Company. The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and are treated as Tier 1 capital by the Federal Deposit Insurance Company and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 3.45% (7.97% at December 31, 2005 and 6.00% at December 31, 2004) with a five-year call provision. The Company guarantees all of these securities. The Company capitalized $151,000 of deferred financing costs associated with the debt issuance, which are being amortized on a straight-line basis over the 5-year period to call date.

The Company's equity interest in the trust subsidiary of $155,000 is reported in "Other assets". For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

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

--------------------------------------------------------------------------------

The following tables set forth the changes in the plan's benefit obligation, fair value of plan assets and prepaid (accrued) benefit (cost) as of December 31:

                                                  PENSION BENEFITS  POSTRETIREMENT BENEFITS
-------------------------------------------------------------------------------------------
(In thousands)                                       2005       2004    2005         2004
-------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
Benefit obligation at beginning of year          $  3,745   $  3,382   $ 309       $ 367
Service cost                                          151        155       2           2
Interest cost                                         229        207      18          19
Actuarial gain (loss)                                 378        153      46         (58)
Plan participants' contributions                        -          -       6          12
Benefit paid                                         (142)      (152)    (27)        (33)
-------------------------------------------------------------------------------------------
Benefit obligation at end of year                $  4,361   $  3,745   $ 354       $ 309
-------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year   $  3,154   $  2,792   $   -       $   -
Actual return on plan assets                          388        236       -           -
Plan participants' contributions                        -          -       6          12
Benefits paid                                        (142)      (152)    (27)        (33)
Employer contributions                                670        278      21          21
-------------------------------------------------------------------------------------------
Fair value of plan assets at end of year         $  4,070   $  3,154   $   -       $   -
-------------------------------------------------------------------------------------------
COMPONENTS OF PREPAID/ACCRUED BENEFIT COST:
Unfunded status                                  $   (291)  $   (591)  $(354)      $(309)
Unrecognized transition obligation                      -          -     115         134
Unrecognized actuarial net loss/(gain)              1,656      1,478      34         (13)
-------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit/(cost)                 $  1,365   $    887   $(205)      $(188)
===========================================================================================

The accumulated benefit obligation for the defined benefit plan was $3,602,000 and $3,042,000 at December 31, 2005 and 2004, respectively.

The significant assumptions used in determining the benefit obligation as of December 31, 2005, 2004 and 2003 are as follows:

                                                  PENSION BENEFITS   POSTRETIREMENT BENEFITS
                                                  ----------------------------------------------
                                                     2005     2004     2003   2005   2004   2003
------------------------------------------------------------------------------------------------
Weighted average discount rate                      5.88%    6.25%    6.50%   5.88%  6.25%  6.00%
Expected long term rate of return on plan assets    9.00%    9.00%    9.00%      -      -      -
Rate of increase in future compensation levels      3.00%    3.50%    4.00%      -      -      -
================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 9.5% and 10.0%, respectively. The rates were assumed to decrease gradually to 3.75% in 2011 and remain at that level thereafter. A one-percentage point change in the health care cost trend rates would have the following effects:

                                               1 PERCENTAGE    1 PERCENTAGE
                                                   POINT          POINT
(In thousands)                                   INCREASE        DECREASE
----------------------------------------------------------------------------
Effect on total of service and interest
cost components                                $          21  $         (20)
Effect on post retirement benefit obligation              15            (11)
============================================================================

--------------------------------------------------------------------------------

The composition of the net periodic benefit plan cost for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                            PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                         -------------------------------------------
(In thousands)                            2005     2004   2003    2005   2004   2003
------------------------------------------------------------------------------------
Service cost                            $  151   $ 155   $ 154   $   2  $   2  $   2
Interest cost                              229     207     200      18     19     21
Amortization of transition obligation        -       -       -      19     18     18
Amortization of gains and losses            96      94     106       -      -      1
Expected return on plan assets            (285)   (254)   (227)      -      -      -
------------------------------------------------------------------------------------
Net periodic benefit plan cost          $  191   $ 202   $ 233   $  39  $  39  $  42
====================================================================================

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31:

                                                     PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                                    ------------------------------------------
                                                     2005   2004   2003  2005   2004   2003
----------------------------------------------------------------------------------------------
Weighted average discount rate                       5.88%  6.25%  6.50%  5.88%  6.25%  6.00%
Expected long term rate of return on plan assets     9.00%  9.00%  9.00%     -      -      -
Rate of increase in future compensation levels       3.00%  3.50%  4.00%     -      -      -
==============================================================================================

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

The Company's pension plan weighted-average asset allocations at October 1, the measurement date, by asset category

ASSET CATEGORY     2005   2004
-------------------------------
Equity securities    72%    69%
Debt securities      28%    31%
-------------------------------
Total               100%   100%
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

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to

--------------------------------------------------------------------------------
provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

For the fiscal year ending December 31, 2006, the Bank expects to contribute approximately $192,000 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.


YEARS ENDING DECEMBER 31:
--------------------------------
(In thousands)
--------------------------------
2006                        $148
2007                         148
2008                         145
2009                         148
2010                         152
Years 2011 - 2015            981
================================

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $145,000, $92,000 and $84,000 for 2005, 2004 and 2003, respectively.

The Company maintains optional deferred compensation plans for its directors whereby fees normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continue monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2005 and 2004, other liabilities include approximately $1,412,0000 and $1,276,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $211,000, $185,000 and $116,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers. At December 31, 2005 and 2004, other liabilities include approximately $424,000 and $449,000 accrued under these plans.
Compensation expense includes approximately $56,000, $53,000 and $68,000 relating to the supplemental executive retirement plan for 2005, 2004 and 2003, respectively.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2005 and 2004, the cash value of these policies was $5,987,000 and $5,768,000, respectively.

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

--------------------------------------------------------------------------------

Activity  in  the  Stock  Option  Plan  is  as  follows:

                                                    WEIGHTED
                                     OPTIONS         AVERAGE        SHARES
(Shares in thousands)              OUTSTANDING   EXERCISE PRICE   EXERCISABLE
--------------------------------------------------------------------------------
Outstanding at December 31, 2002            93   $          7.27           80
--------------------------------------------------------------------------------
Exercised                                   (5)             7.49
Outstanding at December 31, 2003            88   $          7.25           88
--------------------------------------------------------------------------------
Exercised                                  (18)             7.75
Outstanding at December 31, 2004            70   $          7.12           70
--------------------------------------------------------------------------------
Exercised                                  (13)             6.58
Expired                                    (11)             6.58
Outstanding at December 31, 2005            46   $          7.41           46
--------------------------------------------------------------------------------

The Bank sponsors an Employee Stock Ownership Plan (ESOP) for employees who have attained the age of 21 and who have completed a 12 month period of employment with the Bank during which they worked at least 1,000 hours. The Bank purchased 92,574 shares of common stock on behalf of the ESOP. The purchase of the shares was funded by a loan from the Company and the unearned shares are pledged as collateral for the borrowing. As the loan was repaid, earned shares were released from collateral and allocated to the participants. As shares were earned, the Bank records compensation expense at the average market price of the shares during the period. Cash dividends received on unearned shares were allocated among the participants and were reported as compensation expense. ESOP compensation expense, including cash dividends received on unearned shares, approximated $88,000, $136,000 and $129,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Total earned shares at December 31, 2005, 2004 and 2003 were 92,574, 86,998 and 79,367, respectively. Unearned ESOP shares are not considered outstanding for purposes of computing earnings per share. All shares were earned at December 31, 2005.

NOTE  13:  INCOME  TAXES

The  provision  for income taxes for the years ended December 31, is as follows:

 (In thousands)   2005   2004   2003
-------------------------------------
Current          $(160)  $   -  $ 294
Deferred           109     502    307
-------------------------------------
                 $ (51)  $ 502  $ 601
=====================================

The  provision  for  income  taxes  includes  the  following:

 (In thousands)                 2005    2004    2003
-----------------------------------------------------
Federal Income Tax             $ (29)  $ 520   $ 631
New York State Franchise Tax     (22)    (18)    (30)
-----------------------------------------------------
                               $ (51)  $ 502   $ 601
=====================================================

--------------------------------------------------------------------------------

The components of net deferred tax asset, included in other assets for the years ended December 31, are as follows:

 (In thousands)                                2005      2004
---------------------------------------------------------------
ASSETS:
Deferred compensation                        $   715   $   672
Allowance for loan losses                        654       712
Postretirement benefits                           82        74
Mortgage recording tax credit carryforward       361       304
Investment securities                            865       213
Other                                            121        49
---------------------------------------------------------------
                                             $ 2,798   $ 2,024
===============================================================
LIABILITIES:
Prepaid pension                                 (532)     (345)
Depreciation                                    (647)     (671)
Accretion                                        (37)      (47)
Loan origination fees                           (250)     (236)
Intangible assets                               (432)     (328)
Prepaid expenses                                 (79)     (119)
---------------------------------------------------------------
                                             $(1,977)  $(1,746)
---------------------------------------------------------------
Net deferred tax asset                       $   821   $   278
===============================================================

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

                                           2005    2004   2003
---------------------------------------------------------------
Federal statutory income tax rate           34.0%  34.0%  34.0%
State tax                                   (3.0)  (0.9)  (0.6)
Tax-exempt interest income, net of TEFRA   (44.8)  (6.0)  (5.1)
Increase in value of life insurance        (18.1)  (3.1)  (2.6)
Other                                       19.5    2.3    1.0
---------------------------------------------------------------
Effective income tax rate                 (12.4)%  26.3%  26.7%
===============================================================

--------------------------------------------------------------------------------

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(Dollars in thousands, except per share data)  EARNINGS   SHARES   EPS
-----------------------------------------------------------------------
2005  Net Income                               $     462
Basic EPS                                            462   2,456  $0.19
-----------------------------------------------------------------------
Effect of dilutive securities
Stock options                                          -      25
-----------------------------------------------------------------------
Diluted EPS                                    $     462   2,481  $0.19
-----------------------------------------------------------------------
2004  Net Income                               $   1,405
Basic EPS                                          1,405   2,435  $0.58
-----------------------------------------------------------------------
Effect of dilutive securities
Stock options                                          -      44
-----------------------------------------------------------------------
Diluted EPS                                    $   1,405   2,479  $0.57
-----------------------------------------------------------------------
2003  Net Income                               $   1,652
Basic EPS                                          1,652   2,424  $0.68
-----------------------------------------------------------------------
Effect of dilutive securities
Stock options                                          -      48
-----------------------------------------------------------------------
Diluted EPS                                    $   1,652   2,472  $0.67
=======================================================================

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

--------------------------------------------------------------------------------

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                    CONTRACT AMOUNT
-----------------------------------------------------------------------
(In thousands)                                   2005        2004
-----------------------------------------------------------------------
Commitments to grant loans                   $  6,371     $ 5,120
Unfunded commitments under lines of credit     12,361      12,021
Standby letters of credit                         798       1,106
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

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2005 and 2004 or guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years. Rental expense, included in operating expenses, amounted to $42,000, $41,000 and $41,000 in 2005, 2004 and 2003, respectively. In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. The rent expense paid to the related party during 2005, 2004 and 2003 was $23,000, $21,000 and $21,000, respectively. Approximate minimum rental commitments for the noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31:
------------------------------------
(In thousands)
2006                           $ 47
2007                             47
2008                             51
2009                             51
2010                             51
Thereafter                      115
-----------------------------------
Total minimum lease payments   $362
===================================

NOTE  16:  DIVIDENDS  AND  RESTRICTIONS

The board of directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds

--------------------------------------------------------------------------------
to pay expenses or for other allowable purposes. The Office of Thrift Supervision ("OTS") has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company's capital accounts for purposes of calculating dividend payments to minority shareholders; (iii) the Company shall establish a restricted capital account in the amount of any dividends waived by the Holding Company, and the amount of any dividend waived by the Holding Company shall be available for declaration as a dividend solely to the Holding Company. During 2005, the Company paid cash dividends totaling $325,000 to the Holding Company. For the second and fourth quarters ending June 30, 2005 and December 31, 2005, respectively, the Holding Company waived the right to receive its portion of the cash dividends declared on June 28, 2005 and December 27, 2005, respectively, which totaled $325,000. The Company maintains a restricted capital account with a $1,532,000 balance, representing the Holding Company's portion of dividends waived as of December 31, 2005. During 2004 and 2003, the Holding Company waived dividends totaling $320,000 and $317,000, respectively.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 17 the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of retained earnings legally available under these regulations approximated $1,670,000 as of December 31, 2005. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

--------------------------------------------------------------------------------

As of December 31, 2005, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005and 2004 are also presented in the following table.


                                                                                 "To Be Well
                                                                                 Capitalized"
                                                              For Capital       Under Prompt
                                                  Actual     Adequacy Purposes Corrective Provisions
(Dollars in thousands)                        Amount   Ratio   Amount   Ratio   Amount   Ratio
-----------------------------------------------------------------------------------------------
COMPANY
As of December 31, 2005:
Total Core Capital (to Risk-Weighted Assets)  $24,802   13.5%  $14,706    8.0%  N/A      N/A
Tier 1 Capital (to Risk-Weighted Assets)      $23,123   12.6%  $ 7,353    4.0%  N/A      N/A
Tier 1 Capital (to Average Assets)            $23,123    7.6%  $12,167    4.0%  N/A      N/A
---------------------------------------------------------------------------------------------
BANK
As of December 31, 2005:
Total Core Capital (to Risk-Weighted Assets)  $22,957   12.6%  $14,615    8.0%  $18,269   10.0%
Tier 1 Capital (to Risk-Weighted Assets)      $21,278   11.7%  $ 7,307    4.0%  $10,961    6.0%
Tier 1 Capital (to Average Assets)            $21,278    7.1%  $11,927    4.0%  $14,909    5.0%
-----------------------------------------------------------------------------------------------
COMPANY
As of December 31, 2004:
Total Core Capital (to Risk-Weighted Assets)  $24,493   13.5%  $14,472    8.0%  N/A      N/A
Tier 1 Capital (to Risk-Weighted Assets)      $22,666   12.5%  $ 7,236    4.0%  N/A      N/A
Tier 1 Capital (to Average Assets)            $22,666    7.7%  $11,775    4.0%  N/A      N/A
------------------------------------------------------------------------------------------------
BANK
As of December 31, 2004:
Total Core Capital (to Risk-Weighted Assets)  $22,974   12.8%  $14,416    8.0%  $18,020   10.0%
Tier 1 Capital (to Risk-Weighted Assets)      $21,147   11.7%  $ 7,208    4.0%  $10,812    6.0%
Tier 1 Capital (to Average Assets)            $21,147    7.1%  $11,947    4.0%  $14,934    5.0%
-----------------------------------------------------------------------------------------------

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to $1,608,000 and $2,419,000, respectively.

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

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The

--------------------------------------------------------------------------------
estimated fair value amounts have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

--------------------------------------------------------------------------------

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

                                          2005                          2004
---------------------------------------------------------------------------------------
                                 CARRYING    ESTIMATED          CARRYING    ESTIMATED
(Dollars in thousands)            AMOUNTS   FAIR VALUES          AMOUNTS   FAIR VALUES
---------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and cash equivalents        $   7,895  $      7,895        $  14,325  $     14,325
Investment securities               74,239        74,239           75,069        75,069
Mortgage loans held-for-sale             -             -            2,159         2,329
Net Loans                          187,889       189,598          185,125       190,034
Federal Home Loan Bank Stock         1,805         1,805            1,768         1,768
Accrued interest receivable          1,678         1,678            1,505         1,505
Mortgage servicing rights              146           146              198           198
---------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
Deposits                         $ 236,377  $    236,552        $ 236,672  $    237,410
Borrowed funds                      31,360        33,883           35,360        36,360
Junior subordinated debentures       5,155         5,155            5,155         5,155
Accrued interest payable               161           161              143           143
---------------------------------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
Standby letter of credit         $       -  $          -        $       -  $          -
Commitments to extend credit             -             -                -             -
Forward rate lock commitments            -             -                -             -
=======================================================================================

NOTE  19:  PARENT  COMPANY  -  FINANCIAL  INFORMATION

The  following  represents  the  condensed  financial  information of Pathfinder
Bancorp,  Inc.  for  years  ended  December  31:


STATEMENTS OF CONDITION                                 2005      2004
-----------------------------------------------------------------------------
(In thousands)
ASSETS
Cash                                                  $   245   $   982
Investments                                                19         -
Receivable from bank subsidiary                             -        41
Investment in subsidiaries                             24,602    25,698
Due from subsidiaries                                   1,125       240
Other assets                                              207       243
---------------------------------------------------------------------------
Total assets                                          $26,198   $27,204
===========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities                                       115       223
Junior subordinated debentures                          5,155     5,155
Shareholders' equity                                   20,928    21,826
---------------------------------------------------------------------------
Total liabilities and shareholders' equity            $26,198   $27,204
===========================================================================

--------------------------------------------------------------------------------

STATEMENTS OF INCOME                                     2005      2004      2003
----------------------------------------------------------------------------------
(In thousands)
Interest income                                       $    14   $     9   $    16
Interest expense                                          352       259       243
----------------------------------------------------------------------------------
Net interest expense                                     (338)     (250)     (227)
Operating expense                                         (92)     (130)     (106)
Realized gain on sale of investment security                -       330       104
Amortization of deferred financing costs                  (30)      (30)      (30)
----------------------------------------------------------------------------------
Loss before tax benefit and equity in
undistributed net income of subsidiaries                 (460)      (80)     (259)
----------------------------------------------------------------------------------
Tax benefit                                               128        20        73
----------------------------------------------------------------------------------
Loss before equity in undistributed net
income of subsidiaries                                   (332)      (60)     (186)
Equity in undistributed net income of subsidiaries        794     1,465     1,837
----------------------------------------------------------------------------------
Net income                                            $   462   $ 1,405   $ 1,652
==================================================================================

STATEMENTS OF CASH FLOWS                                 2005      2004      2003
----------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
   Net Income                                         $   462   $ 1,405   $ 1,652
   Equity in undistributed earnings of subsidiaries      (794)   (1,465)   (1,837)
   Realized gain on sale of investment security             -      (330)     (104)
   ESOP shares earned                                      88       133       122
   Amortization of deferred financing costs                30        30        30
   Other operating activities                            (987)     (304)       81
----------------------------------------------------------------------------------
Net cash used in operating activities                  (1,201)     (531)      (56)
----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from loan to subsidiary                           41        56        56
 Dividends receivable                                     911         8         7
 Purchase of investments                                  (18)        -         -
 Proceeds from sale of investments                          -       430       154
----------------------------------------------------------------------------------
Net cash provided by investing activities                 934       494       217
----------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Proceeds from exercise of stock options                  213       140        35
 Dividend received from subsidiary                          -         -     1,500
 Cash dividends                                          (683)     (664)     (651)
 Treasury stock purchased                                   -         -    (2,687)
----------------------------------------------------------------------------------
Net used in financing activities                         (470)     (524)   (1,803)
----------------------------------------------------------------------------------
Decrease in cash and cash equivalents                    (737)     (561)   (1,643)
Cash and cash equivalents at beginning of year            982     1,543     3,186
----------------------------------------------------------------------------------
Cash and cash equivalents  at end of year             $   245   $   982   $ 1,543
==================================================================================

--------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

(b) Set forth below is information concerning the Executive Officers of the Company at December 31, 2005

NAME                 AGE  POSITIONS HELD WITH THE COMPANY
Thomas W. Schneider   44  President and Chief Executive Officer
James A. Dowd, CPA    38  Vice President, Chief Financial Officer
Edward A. Mervine     49  Vice President, General Counsel
John F. Devlin        41  Vice President, Senior Commercial Lender
Melissa A. Miller     48  Vice President, Chief Operating Officer
Rhonda Hutchis        47  Vice President, Retail Lending


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

--------------------------------------------------------------------------------

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

(a)(1) Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2005, 2004 and 2003, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See "Item 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

(a)(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in "Item 7: Management Discussion and Analysis."

(b)  Exhibits

3.1 Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)

3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10Q dated August 15, 2005)

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


                                         Pathfinder Bancorp, Inc.
Date:  March 30, 2006                    By: /s/ Thomas W. Schneider
                                                 Thomas W. Schneider
                                         President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         By: /s/ Janette Resnick
                                             Janette Resnick, Chairman of the Board
                                         Date:  March 30, 2006

By:    /s/ Thomas W. Schneider           By:/s/ Chris R. Burritt
       Thomas W. Schneider, President           Chris R. Burritt, Director
       and Chief Executive Officer
Date:  March 30, 2006                    Date:  March 30, 2006

By:    /s/ James A. Dowd                 By:/s/ George P. Joyce
       James A. Dowd, Vice President,           George P. Joyce, Director
       Chief Financial Officer and
        Trust Officer
Date:  March 30, 2006                    Date:  March 30, 2006

By:    /s/ Bruce E. Manwaring            By:/s/ Corte J. Spencer
       Bruce E. Manwaring, Director             Corte J. Spencer, Director
Date:  March 30, 2006                    Date:  March 30, 2006

By:    /s/ L. William Nelson, Jr.        By:/s/ Chris C. Gagas
       L. William Nelson, Jr. Director          Chris C. Gagas, Director
Date:  March 30, 2006                    Date:  March 30, 2006

By:    /s/ Steven W. Thomas              By:/s/ Lloyd Stemple
       Steven W. Thomas, Director               Lloyd Stemple, Director
Date:  March 30, 2006                    Date:  March 30, 2006

--------------------------------------------------------------------------------
                                   Page 71