Form 10-Q
period 2006-03-31
PATHFINDER BANCORP INC
filed 2006-05-22
CIK 1046188

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ending March 31, 2006
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______ to _______

                          COMMISSION FILE NUMBER: 000-23601
                                                  ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  FEDERAL                            16-1540137
-----------------------------------       -----------------------------
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

Large  Accelerated Filer []  Accelerated Filer [] Non-Accelerated  Filer  [X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes  [  ]       No  [X]

     As of May 10, 2006 there were 2,950,419 shares issued and 2,463,132 shares outstanding of the Registrant's Common Stock.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART 1      FINANCIAL INFORMATION                                    PAGE NO.

Item 1.     Consolidated Financial Statements

            Consolidated Statements of Condition                        1
            Consolidated Statements of Income                           2
            Consolidated Statements of Shareholders' Equity             3
            Consolidated Statements of Cash Flows                       4
            Notes to Consolidated Financial Statements                  5-8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-16

Item 3.     Quantitative and Qualitative Disclosure about Market
               Risk                                                     17-18

Item 4.     Controls and Procedures                                     19


PART II     OTHER INFORMATION                                           20

            Item 1.     Legal proceedings
            Item 1A.    Risk Factors
            Item 2.     Unregistered sales of equity securities
                           and use of proceeds
            Item 3.     Defaults upon senior securities
            Item 4.     Submission of matters to a vote of security holders
            Item 5.     Other information
            Item 6.     Exhibits


SIGNATURES


                                                PATHFINDER  BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF CONDITION
                                     MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005


                                                                                         March 31,          December 31,
ASSETS                                                                                     2006                 2005
------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands, except per share data)
Cash and due from banks                                                                     $      7,171   $       7,309
Interest earning deposits                                                                            395             586
------------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                                7,566           7,895
Investment securities, at fair value                                                              79,516          74,239
Federal Home Loan Bank stock, at cost                                                              2,080           1,805
Loans                                                                                            191,381         189,568
   Less: Allowance for loan losses                                                                 1,693           1,679
------------------------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                                       189,688         187,889

Premises and equipment, net                                                                        7,951           8,020
Accrued interest receivable                                                                        1,642           1,678
Foreclosed real estate                                                                               887             743
Goodwill                                                                                           3,840           3,840
Intangible asset, net                                                                                349             404
Bank owned life insurance                                                                          6,036           5,987
Other assets                                                                                       4,199           4,448
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                           $    303,754   $     296,948
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Deposits:
  Interest-bearing                                                                           $   217,418   $     216,136
  Noninterest-bearing                                                                             20,258          20,241
------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                              237,676         236,377
Short-term borrowings                                                                              9,100           2,000
Long-term borrowings                                                                              28,360          29,360
Junior subordinated debentures                                                                     5,155           5,155
Other liabilities                                                                                  2,604           3,128
------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                           282,895         276,020

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,950,419 shares issued;  and 2,463,132  shares outstanding, respectively                         29              29
   Additional paid in capital                                                                      7,721           7,721
   Retained earnings                                                                              20,953          20,965
   Accumulated other comprehensive loss                                                           (1,342)         (1,285)
   Treasury stock, at cost; 487,287 shares                                                        (6,502)         (6,502)
------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   20,859          20,928
------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                               $  303,754   $     296,948
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                     PATHFINDER  BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)


                                                                 For the three     For the three
                                                                  months ended      months ended
                                                                 March 31, 2006    March 31, 2005
                                                                ----------------  ----------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans, including fees                                          $         3,057   $         2,889
 Debt securities:
Taxable                                                                     641               604
Tax-exempt                                                                   98               103
 Dividends                                                                   61                51
 Other                                                                        8                51
--------------------------------------------------------------------------------------------------
       Total interest income                                              3,865             3,698
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                    1,249             1,030
  Interest on short-term borrowings                                          61                10
  Interest on long-term borrowings                                          438               459
       Total interest expense                                             1,748             1,499
--------------------------------------------------------------------------------------------------
          Net interest income                                             2,117             2,199
  Provision for loan losses                                                  22                72
--------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses             2,095             2,127
--------------------------------------------------------------------------------------------------
OTHER INCOME:
  Service charges on deposit accounts                                       371               274
  Earnings on bank owned life insurance                                      49                44
  Loan servicing fees                                                        59                41
  Net losses on sales of investment securities                               (2)                -
  Net losses on sales of loans and foreclosed real estate                   (19)              (12)
  Other charges, commissions and fees                                       135               142
--------------------------------------------------------------------------------------------------
          Total other income                                                593               489
--------------------------------------------------------------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits                                          1,275             1,264
  Building occupancy                                                        316               275
  Data processing expenses                                                  324               320
  Professional and other services                                           115               178
  Amortization of intangible asset                                           56                56
  Other expenses                                                            325               327
          Total other expenses                                            2,411             2,420
--------------------------------------------------------------------------------------------------
Income before income taxes                                                  277               196
Provision for income taxes                                                   37                47
--------------------------------------------------------------------------------------------------
NET INCOME                                                      $           240   $           149
==================================================================================================
     NET INCOME PER SHARE - BASIC                               $          0.10   $          0.06
==================================================================================================
     NET INCOME PER SHARE - DILUTED                             $          0.10   $          0.06
==================================================================================================
     DIVIDENDS PER SHARE                                        $        0.1025   $        0.1025
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                                 PATHFINDER BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
                                                       (unaudited)


                                                                                                Accumulated
                                                                      Additional                 Other Com-     Unearned
                                               Common Stock             Paid in     Retained     prehensive       ESOP
                                               ------------
                                                  Shares     Amount     Capital     Earnings   Income (Loss)     Shares
                                               ------------  -------  -----------  ----------  --------------  ----------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2005                        2,950,419  $    29  $     7,721  $  20,965   $      (1,285)  $       -
Comprehensive income
Net income                                                                               240
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                      (57)

Total Comprehensive income
Dividends declared ($.1025 per share)                                                   (252)
-------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2006                           2,950,419  $    29  $     7,721  $  20,953   $      (1,342)  $       -
=========================================================================================================================


BALANCE, DECEMBER 31, 2004                        2,937,419  $    29  $     7,453  $  21,186   $        (307)  $     (33)
Comprehensive loss
Net income                                                                               149
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                     (823)

Total Comprehensive Loss
ESOP shares earned                                                             22                                     11
Stock option exercised                                3,000        -           20
Dividends declared ($.1025 per share)                                                   (251)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005                           2,940,419  $    29  $     7,495  $  21,084   $      (1,130)  $     (22)
=========================================================================================================================


                                                Treasury
                                                 Stock      Total
                                               ----------  --------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2005                     $  (6,502)  $20,928
Comprehensive income
Net income                                                     240
Other comprehensive loss, net of tax
Unrealized net losses on securities                            (57)
                                                           --------
Total Comprehensive income                                     183
Dividends declared ($.1025 per share)                         (252)
-------------------------------------------------------------------
BALANCE, MARCH 31, 2006                        $  (6,502)  $20,859
===================================================================


BALANCE, DECEMBER 31, 2004                     $  (6,502)  $21,826
Comprehensive income
Net income                                                     149
Other comprehensive loss, net of tax
Unrealized net losses on securities                           (823)
                                                           --------
Total Comprehensive Income                                    (674)
ESOP shares earned                                              33
Stock option exercised                                          20
Dividends declared ($.1025 per share)                         (251)
-------------------------------------------------------------------
BALANCE, MARCH 31, 2005                        $  (6,502)  $20,954
===================================================================

The accompanying notes are an integral part of the consolidated financial statements


                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        March 31,    March 31,
                                                          2006         2005
--------------------------------------------------------------------------------
(Dollars in thousands)
OPERATING ACTIVITIES
Net income                                             $      240   $      149
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                      22           72
ESOP shares earned                                              -           33
Deferred income tax expense                                    31           34
Proceeds from sale of loans                                     -        1,120
Realized loss on:
  Sale of real estate through foreclosure                       7            1
  Loans                                                         -           11
  Available-for-sale investment securities                      2            -
Depreciation                                                  190          161
Amortization of intangible asset                               56           56
Amortization of deferred financing costs                        8            8
Amortization of mortgage servicing rights                      28           37
Earnings on bank owned life insurance                         (49)         (44)
Net amortization of premiums on investment securities          32           89
Decrease (increase) in interest receivable                     36          (90)
Net change in other assets and liabilities                   (475)        (294)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     128        1,343
================================================================================
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale      (12,013)     (17,810)
Proceeds from maturities and principal reductions of
  investment securities available-for-sale                  2,366        1,577
Proceeds from sale:
  Real estate acquired through foreclosure                     50           49
  Available-for-sale investment securities                  3,976            -
Net (increase) decrease in loans                           (2,024)         997
Purchase of premises and equipment                           (121)        (280)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (7,766)     (15,467)
================================================================================
FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts
  savings accounts, money market deposit accounts
  and escrow deposits                                        (519)     (10,000)
Net increase in time deposits                               1,818       18,308
Increase in short-term borrowings                           7,100        1,000
Payments on long-term borrowings                           (1,000)      (2,000)
Proceeds from exercise of stock options                         -           20
Cash dividends paid                                           (90)         (89)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   7,309        7,239
================================================================================

  DECREASE IN CASH AND CASH EQUIVALENTS                      (329)      (6,885)
 Cash and cash equivalents at beginning of period           7,895       14,325
--------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    7,566   $    7,440
================================================================================

The accompanying notes are an integral part of the consolidated financial statements

PATHFINDER BANCORP, INC.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2)  EARNINGS  PER  SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2006, and 2005, using 2,463,132 and 2,447,210 weighted average common shares outstanding, respectively. Diluted earnings per share for the three months ended March 31, 2006 and 2005 have been computed using 2,481,777 and 2,486,766 weighted average common shares outstanding, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months ended March 31, is as follows:


                              FOR THE THREE MONTHS
                                 ENDED MARCH 31,
                                  2006        2005
---------------------------------------------------
(In thousands)
Service cost                     $  48       $  38
Interest cost                       63          57
Expected return on plan assets     (92)        (71)
Amortization of net losses          28          24
---------------------------------------------------
Net periodic benefit cost        $  47       $  48
===================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $192,000 to its pension plan in 2006. As of March 31, 2006, $45,013 had been contributed to the pension plan.

(4)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $1.5 million balance, representing Pathfinder Bancorp, M.H.C.'s portion of dividends waived as of March 31, 2006.

(5)  COMPREHENSIVE LOSS

The components of other comprehensive loss income and related tax effects for the three month periods ended March 31, 2006 and 2005 are as follows:

                                                  For the three months
                                                    ended March 31,
                                                       2006     2005
                                                 -----------------------
(In thousands)
Gross change in unrealized losses on
  securities available for sale                  $     (88)  $(1,372)
Reclassification adjustment for losses
  included in net income                                 2         -
---------------------------------------------------------------------
                                                       (86)   (1,372)
Tax effect                                              29       549
---------------------------------------------------------------------
Net of tax amount                                $     (57)  $  (823)
=====================================================================

(6) GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $134,000 of standby letters of credit as of March 31, 2006.
Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

(7)  STOCK BASED COMPENSATION

Prior to 2006, the Company accounted for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB 25). This method required that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally did not recognize compensation expense related to stock option awards because the stock options generally had fixed terms and exercise prices that were equal to or greater than the fair value of the Company's common stock at the grant date.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) using the modified prospective method based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. As of the date of adoption of SFAS 123(R), the Company's options are fully granted and vested. There was no impact to the Company's consolidated financial position or results of operations.

In conjunction with SFAS 123(R), the Company also adopted FASB Staff Position ("FSP") SFAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS 123(R)" effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant, and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not our consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2006.

In November 2005, the FASB issued final FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital "APIC" pool) from the method defined in SFAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS 123(R). We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not yet determined which method we will adopt, or the expected impact on our financial position or results of operations.

In February 2006, the FASB issued FSP No. 123(R)-4, "Classifications of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." The position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FSP was required to be applied upon initial adoption of SFAS 123(R). The Company does not have any option grants that allow for cash settlement.

(8)  NEW  ACCOUNTING  PRONOUNCEMENTS

In January 2006, the Company adopted Financial Accounting Standard Board ("FASB") Staff Position ("FSP") SFAS No. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2006, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The adoption of FIN 47 did not impact the Company's consolidated financial statements.

In January 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The adoption of the provisions of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

In January 2006, the Company adopted FASB Staff Position FAS 13-1 ("FSP 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period, versus capitalizing these rental costs. The adoption of FSP 13-1 did not have a material impact on the Company's consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. Management does not believe the adoption of SFAS 155 will have a material impact on the Company's consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -An Amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company beginning in 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. represent wholly owned subsidiaries of Pathfinder Bank. At March 31, 2006, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.3% of the Company's common stock and the public held 35.7%.

The following discussion reviews the Company's financial condition at March 31, 2006 and the results of operations for the three months ended March 31, 2006 and March 31, 2005.

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

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow practices within the banking industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2005 Annual Report on Form 10-K ("the Consolidated Financial Statements"). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at March 31, 2006, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Net income was $240,000, or $0.10 per share, for the three months ended March 31, 2006, as compared to $149,000, or $0.06 per share, for the same period in 2005. During the first quarter of 2006, the Company continued its efforts toward transforming its more traditional thrift balance sheet with mostly residential loans as earning assets, toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, commercial loans comprise 27.1% of the total gross loan portfolio at March 31, 2006, as compared to 21.3% of the portfolio at December 31, 2005. Asset quality continues to improve during 2006 as reflected in the decreasing non-performing loan ratios.

Short-term borrowings increased $7.1 million during the first quarter of 2006. The short-term borrowings were entered into as a replacement for outflow of municipal deposits from two large rate-sensitive customers toward the end of the quarter.

On April 23, 2006, Alliance Bank N.A. announced it had reached a definitive agreement to merge with the parent company of Oswego County National Bank
(OCNB). OCNB, formerly, Oswego County Savings Bank has been domiciled in the city of Oswego since it's founding in 1870 and has been the primary local competitor for Pathfinder Bank. In management's view, the absorption of OCNB into Alliance bank, a $900 million bank headquartered in Syracuse, NY, will provide both challenges and opportunities for Pathfinder Bank. The challenge will be the ability of a larger competitor to more actively and aggressively market within the primary business area of Pathfinder Bank. Opportunities exist, as management believes that it's unique competencies and differentiators are more closely matched by a locally domiciled bank than one headquartered outside our primary market area. Opportunities may exist to garner additional business opportunities with the traditional customer base of OCNB which is more apt to conduct its business with a local bank.

RESULTS  OF  OPERATIONS

The return on average assets and return on average shareholders' equity were 0.31% and 4.54%, respectively, for the three months ended March 31, 2006, compared with 0.19% and 2.77%, respectively, for the three months ended March 31, 2005. During the first quarter of 2006 when compared to the first quarter of 2005, net interest income decreased $82,000, partially offset by a decrease in provision for loan losses of $50,000, a $113,000 increase in other income and a $9,000 decrease in other expenses.

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

Net interest income, on a tax-equivalent basis remained relatively constant at $2.2 million for the three months ended March 31, 2006 when compared to the same period of 2005. The Company's net interest margin for the first quarter of 2006 decreased to 3.13% from 3.20% when compared to the same quarter in 2005. Management expects continued margin compression to adversely impact earnings as we perceive the yield curve will continue to be flat over the near term. The decline in net interest income is attributable to the higher rates paid on both deposits and borrowings, offset by an increase of 33 basis points in earning asset yields. Average interest-earning assets decreased 2% to $275.9 million at March 31, 2006 as compared to $280.2 million at March 31, 2005. The decrease in average earning assets is primarily attributable to an $8.7 million decrease in interest earning deposits, offset by a $3.6 million increase in loans receivable and an $863,000 increase in investment securities. Average interest-bearing liabilities decreased $948,000, and the cost of funds increased 39 basis points to 2.66% from 2.27% for the same period in 2005. The decrease in the average balance of interest-bearing liabilities resulted primarily from the anticipated cyclical outflow of municipal deposits during the second half of the first quarter.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2006 increased $169,000, or 5%, to $3.9 million from $3.7 million at the quarter ended March 31, 2005. The average balance of loans increased $3.6 million, with yields increasing 25 basis points to 6.42% for the first quarter of 2006. Average commercial loans increased $2.6 million, and experienced an increase in the average tax-equivalent yield of 149 basis points, to 8.00% from 6.51%, in 2006. The increase in the yield on commercial loans is primarily the result of the adjustable rate portions of the portfolio repricing upward in connection with upward adjustments in the prime rate, as well as new commercial loan originations occurring at market rates significantly higher than the weighted average existing portfolio rate. The average balance of loans to municipal entities for the first quarter of 2006 was $3.1 million, compared to $3.3 million for the same period in 2005. Average commercial real estate loans increased $3.5 million for the first quarter of 2006, with an increase in the yield of 34 basis points. The Company's residential mortgage loan portfolio decreased $3.1 million, or 3%, when comparing the first quarter of 2006 to the same period in 2005. The average yield on the residential mortgage loan portfolio decreased 13 basis points to 5.73% in 2006 from 5.86% in 2005. An increase in the average balance of consumer loans of $848,000, or 5%, resulted from an increase in home equity loans. The average yield increased 75 basis points, to 7.65% from 6.90% in 2005 as a result of the increase in the prime rate. Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2006 increased by $863,000, compared to the same period a year ago, with an increase in tax-equivalent interest income from investments of $40,000, or 5%, compared to the first quarter of 2005. The average tax-equivalent yield of the portfolio increased 15 basis points, to 3.97% from 3.82%. The increase in the average balance of investment securities is a result of security acquisitions made during February in order to provide the necessary collateral for municipal deposit inflows.

INTEREST  EXPENSE

Total interest expense increased $249,000 for the three months ended March 31, 2006, when compared to the same quarter in 2005. Deposit interest expense for the comparable periods increased $219,000, or 21%, as the average rate paid on higher earning money management accounts increased 97 basis points to 2.63% in 2006 from 1.66% in 2005, offset by a decrease in the average balance of money management accounts to $39.6 million in 2006 from $42.8 million in 2005. The cost of other interest-bearing deposits increased 27 basis points, to 2.15% from 1.88%, as the average balance of these deposits increased $2.4 million, or 1%. Interest expense on borrowings increased by $30,000, or 6%, from the prior period. The increase in interest expense on borrowings was the result of an increase in the cost of the floating rate junior subordinated debentures to 8.07% in 2006 from 5.97% in 2005 and an increase in the cost of borrowings to 4.60% in 2006 from 4.53% in 2005. The increase in borrowing expense is partially offset by a slight decrease in the average balance of borrowings of $220,000 or 1%.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended March 31, 2006 decreased to $22,000 from $72,000 for the same period in 2005, primarily as a result of a 19% decrease in non-performing loans due to the continued efforts to improve asset quality. The Company's ratio of allowance for loan losses to period end loans has decreased to 0.88% at March 31, 2006 from 1.01% at March 31, 2005.
Non-performing loans to period end loans have decreased to 0.75% at March 31, 2006 from 0.94% at March 31, 2005.

OTHER  INCOME

The Company's other income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:

                                                            Three Months Ended March 31,
                                                              2006   2005      Change
-----------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts                           $371   $274   $ 97   35.4%
Earnings on bank owned life insurance                           49     44      6   13.6%
Loan servicing fees                                             47     41      6   14.6%
Other charges, commissions and fees                            135    142     (8)  -5.6%
----------------------------------------------------------------------------------------
Core noninterest income                                        602    501    101   20.2%
Net losses on sales and impairment of investment securities     (2)     -     (2)     -
Net losses on sales of loans and foreclosed real estate         (7)   (12)     5  -41.7%
----------------------------------------------------------------------------------------
Total noninterest income                                      $593   $489   $104   21.3%
========================================================================================

For the three months ended March 31, 2006, core noninterest income reflected an increase of 20%, when compared with the three months ended March 31, 2005. The increase in income from service charges on deposit accounts is primarily the result of an increase in deposit accounts attributable to the opening of the Central Square branch and additional customer acquisition efforts in all markets served, combined with an increase in fees on all deposit accounts. Income from loan servicing fees reflects an increase in commercial loan origination related fees earned, combined with a decrease in the amortization of mortgage servicing rights. The reduction in other charges, commissions and fees was primarily due to recording a grant from New York State in March 2005 for a company wide Leadership Training Program. This reduction was offset by increases in fees associated with the Bank's debit card usage of $9,000.

OTHER EXPENSE

The following table sets forth certain information on other expense for the quarters indicated:


                                    Three Months Ended March 31,
                                      2006    2005     Change
------------------------------------------------------------------
(Dollars in thousands)
Salaries and employee benefits      $1,275  $1,264  $ 11     0.9%
Building occupancy                     316     275    41    14.9%
Data processing                        324     320     4     1.3%
Professional and other services        115     178   (63)  -35.4%
Amortization of intangible assets       56      56     -     0.0%
Other operating                        325     327    (2)   -0.6%
-----------------------------------------------------------------
Total other expense                 $2,411  $2,420  $ (9)   -0.4%
=================================================================


Total other expense decreased slightly for the three months ended March 31, 2006 when compared to the same quarter of 2005. The reduction in professional and other services from 2005 was primarily due to consulting expenses associated with a fee enhancement program and a company wide Leadership Training program being recognized in the prior year. A portion of the expenses associated with the Leadership Training program were offset by corresponding grant income in other charges, commission and fees. The increase in building occupancy expenses is primarily attributable to the operation of the Central Square branch that opened in May 2005. Salaries and employee benefits also increased as a result of the opening of the Central Square branch. These increases were offset by a reduction in staffing and expenses recognized on the employee stock ownership plan.

INCOME TAX EXPENSE

Income taxes decreased $10,000 for the quarter ended March 31, 2006 as compared to the same period in 2005. The Company continues to strive to reduce its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies. Enactment of proposed state tax legislation regarding Real Estate Investment Trusts would increase the state tax rate for the Company.

CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets increased approximately $6.8 million, or 2%, to $303.8 million at March 31, 2006, from $296.9 million at December 31, 2005. The increase in total assets was primarily the result of an increase in investment securities of $5.3 million and a $1.8 million, or 1%, increase in loans receivable. The growth in investment securities was a result of security acquisitions during January and February 2006 in order to obtain the required collateral for increased municipal deposit inflows. The deposit inflows were substantially offset by municipal outflows from two large rate-sensitive customers during March.

At March 31, 2006, the securities balance included a net unrealized loss on available for sale securities of $2.2 million, versus a net unrealized loss of $2.1 million at December 31, 2005. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 8% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

LIABILITIES

Total liabilities increased $6.9 million, or 3%, to $282.9 million at March 31, 2006 from $276.0 million at December 31, 2005. The increase in liabilities is primarily due to a $7.1 million increase in short-term borrowings and a $1.3 million increase in interest-bearing deposits, partially offset by a $1.0 million decrease in long-term borrowings. The increase in short-term borrowings primarily resulted from the replacement of substantial municipal deposit outflows of two large rate-sensitive, municipal customers occurring during the latter half of the first quarter.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                     March 31,    December 31,    March 31,
                                                       2006           2005          2005
--------------------------------------------------------------------------------------------
(Dollars In thousands)
Nonaccrual loans:
Commercial real estate and commercial               $      486        $    757      $   840
Consumer                                                    81              89          117
Real estate -  Construction                                  0               0            0
                     Mortgage                              860             834          805
--------------------------------------------------------------------------------------------
Total nonaccrual loans                                   1,427           1,680        1,762
Loans past due 90 days or more and still accruing            0               0            0
--------------------------------------------------------------------------------------------
Total non-performing loans                               1,427           1,680        1,762
Foreclosed real estate                                     887             743          850
--------------------------------------------------------------------------------------------
Total non-performing assets                         $    2,314        $  2,423      $ 2,612
============================================================================================
Non-performing loans to total loans                       0.75%           0.89%        0.94%
Non-performing assets to total assets                     0.76%           0.82%        0.85%
--------------------------------------------------------------------------------------------

Total nonperforming loans decreased 15% at March 31, 2006 when compared to December 31, 2005. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process. The 19% increase in foreclosed real estate is primarily due to carrying 13 foreclosed real estate properties at March 31, 2006 versus 10 properties at December 31, 2005.

The allowance for loan losses at March 31, 2006 and December 31, 2005 was $1.7 million, or 0.88% and 0.89% of period end loans, respectively.

CAPITAL

Shareholders' equity remained constant at $20.9 million at March 31, 2006 when compared to December 31, 2005. The Company added $240,000 to retained earnings through net income and returned $252,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended March 31, 2006. (See Footnote
4).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2006, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committees of the Company are responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2006, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The Company has Asset-Liability Management Committees which are responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Those procedures include reviewing the Company's asset and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings and capital. The Company's Board of Directors reviews the guidelines established by the Committees.

Since December of 2004, the Federal Reserve has increased short-term target rates 10 times, 25 basis points each time to 5.00% from 2.50%. During this time frame longer-term interest rates have remained relatively unchanged resulting in a flattening and inversion of the yield curve. The short-term interest rate increases have caused continued net interest margin compression as short-term deposits and borrowings on the Company's liability sensitive balance sheet reprice into the current rate environment while security purchases and loan originations and refinances were being done at the stable longer-term rates. During the period of rising short-term interest rates, the Company has continued to practice conservative balance sheet management strategies by attempting to extend the maturities of its rate sensitive liabilities and shorten the maturity or repricing term of its rate sensitive assets. This conservative balance sheet management strategy has resulted in additional margin pressure and reduction in net interest income during the prior two years. Management believes this balance sheet strategy best positions the Company and lessens its risk against future interest rate fluctuations.

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

Given the potential types and differing related characteristics of IRR, it is important that the Company maintains an appropriate process and set of measurement tools that enable it to identify and quantify its primary sources of IRR. The Company also recognizes that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through its consolidated income statements. Accordingly, the Company not only looks at a 12 month horizon when managing its exposure to IRR, it also considers a longer-term strategic horizon.

It is the Company's objective to manage its exposure to interest rate risk, understanding that it is in the business of taking on rate risk and the elimination of such risk is not possible. It is also understood that as exposure to interest rate risk is reduced, it may also result in net interest margin being reduced.

Management believes the modeling and analysis of net interest income (Earnings at Risk) and net portfolio value (Value at Risk) in different interest rate environments provides the most meaningful measure of interest rate risk. Net interest income simulation analysis captures both the potential of all assets and liabilities to mature or reprice and the probability that they will do so. Net interest income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally, net interest income simulation permits management to assess the probable effects on the consolidated balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them. Net portfolio value represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities using a discounted cash flow technique).

The following table measures the Company's interest rate risk exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Percentage Change in Net Interest Income" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Percentage Change in Net Portfolio Value" measures changes in the current fair value of assets and liabilities to parallel shifts in the yield curve. The column "NPV Capital Ratio" measures the ratio of the fair value of net assets to the fair value of total assets at the base case and in 100 basis point incremental interest rate shocks. The Company uses these percentage changes as a means to measure interest rate risk exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's Interest Rate Risk policy. The Company's interest rate risk exposure as of March 31, 2006 is within those guidelines set forth.



                     Percentage     Percentage
Change in  NPV       Change in      Change in
Interest   Capital   Net Interest   Net Portfolio
Rates      Ratio     Income         Value
---------  --------  -------------  --------------
 300          8.14%     -13.92%        -28.33%
 200          9.16%      -9.10%        -19.03%
 100         10.21%      -4.48%         -9.45%
   0         11.24%         --             --
-100         11.79%       1.79%          5.60%
-200         11.65%      -2.17%          4.86%
-300         10.61%      -8.54%          1.10%


GAP ANALYSIS. At March 31, 2006, the total interest bearing liabilities maturing or repricing within one year exceeded the total interest-earning assets maturing or repricing in the same period by $39.2 million, representing a cumulative one-year gap ratio of a negative 12.91%.

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

PART  II  -  OTHER  INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

None

ITEM 1A - RISK FACTORS
----------------------

There have been no significant changes in the risk factors affecting Pathfinder Bancorp, Inc. that were identified in Item 1A of Part 1 of the Company's Form 10-K for the year ended December 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS
-----------------

Exhibit No.          Description
-----------          -----------

31.1               Rule 13a-14(a) / 15d-14(a) Certification of the Chief
                       Executive Officer
31.2               Rule 13a-14(a) / 15d-14(a) Certification of the Chief
                       Financial Officer
32.1               Section  1350  Certification  of  the Chief Executive
                       Officer and Chief Financial  Officer



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     PATHFINDER BANCORP, INC.
     ------------------------
           (Registrant)


May 22, 2006             /s/ Thomas W. Schneider
                         -----------------------
Date:                    Thomas W. Schneider
                         President, Chief Executive Officer


May 22, 2006             /s/ James A. Dowd
                         ----------------
Date:                    James A. Dowd
                         Vice President, Chief Financial Officer