Form 10-Q
period 2006-06-30
PATHFINDER BANCORP INC
filed 2006-08-14
CIK 1046188

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ending June 30, 2006

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-23601
                                                ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

              FEDERAL                           16-1540137
              -------                           ----------
    (State or Other Jurisdiction             (I.R.S. Employer
 of Incorporation or Organization)         Identification Number)

                     214 West First Street, Oswego, NY 13126
                     ---------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (315) 343-0057
                                 --------------
               (Registrant's Telephone Number including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  [X]   No  [  ].

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated  Filer [ ] Accelerated  Filer  [] Non-Accelerated  Filer  [X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes  [  ]       No  [X]

     As of August 11, 2006 there were 2,950,419 shares issued and 2,463,132 shares outstanding of the Registrant's Common Stock.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART 1     FINANCIAL INFORMATION                                      PAGE NO.

           Item 1. Consolidated Financial Statements
                   Consolidated Statements of Condition                   1
                   Consolidated Statements of Income                      2-3
                   Consolidated Statements of Shareholders' Equity        4
                   Consolidated Statements of Cash Flows                  5
                   Notes to Consolidated Financial Statements             6-10

           Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               11-20

           Item 3. Quantitative and Qualitative Disclosure about Market   21-22
                        Risk

           Item 4. Controls and Procedures                                23


PART II    OTHER INFORMATION                                              24-25

           Item 1.  Legal Proceedings
           Item 1A. Risk Factors
           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
           Item 3.  Defaults Upon Senior Securities
           Item 4.  Submission of Matters to a Vote of Security Holders
           Item 5.  Other Information
           Item 6.     Exhibits


SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1-CONSOLIDATED FINANCIAL STATEMENTS
------ ---------------------------------


                                          PATHFINDER  BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CONDITION
                               JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005


                                                                                    June 30,    December 31,
ASSETS                                                                                2006          2005
-------------------------------------------------------------------------------------------------------------

(Dollars in thousands except per share data)
Cash and due from banks                                                            $   7,386   $       7,309
Interest earning deposits                                                                317             586
-------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                    7,703           7,895
Investment securities, at fair value                                                  72,329          74,239
Federal Home Loan Bank stock, at cost                                                  2,024           1,805
Loans                                                                                192,850         189,568
   Less: Allowance for loan losses                                                     1,664           1,679
-------------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                           191,186         187,889
Premises and equipment, net                                                            7,721           8,020
Accrued interest receivable                                                            1,650           1,678
Foreclosed real estate                                                                   887             743
Goodwill                                                                               3,840           3,840
Intangible asset, net                                                                    293             404
Bank owned life insurance                                                              6,087           5,987
Other assets                                                                           3,233           4,448
-------------------------------------------------------------------------------------------------------------
     Total assets                                                                  $ 296,953   $     296,948
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------

Deposits:
  Interest-bearing                                                                 $ 212,574   $     216,136
  Noninterest-bearing                                                                 19,497          20,241
-------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  232,071         236,377
Short-term borrowings                                                                  7,900           2,000
Long-term borrowings                                                                  28,360          29,360
Junior subordinated debentures                                                         5,155           5,155
Other liabilities                                                                      2,888           3,128
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               276,374         276,020

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,950,419 shares issued;  and 2,463,132  shares outstanding, respectively             29              29
   Additional paid in capital                                                          7,721           7,721
   Retained earnings                                                                  21,166          20,965
   Accumulated other comprehensive loss                                               (1,835)         (1,285)
   Treasury stock, at cost; 487,287 shares                                            (6,502)         (6,502)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                       20,579          20,928
-------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                    $ 296,953   $     296,948
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                       -1


                                    PATHFINDER  BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                                  For the three   For the three
                                                                   months ended   months ended
                                                                 June 30, 2006    June 30, 2005
------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

INTEREST INCOME:
 Loans, including fees                                          $        3,137   $        2,929
 Debt securities:
Taxable                                                                    626              659
Tax-exempt                                                                  98              135
 Dividends                                                                  67               56
 Other                                                                       4                8
------------------------------------------------------------------------------------------------
       Total interest income                                             3,932            3,787
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                   1,279            1,031
  Interest on short-term borrowings                                        116               39
  Interest on long-term borrowings                                         458              456
------------------------------------------------------------------------------------------------
       Total interest expense                                            1,853            1,526
------------------------------------------------------------------------------------------------

          Net interest income                                            2,079            2,261
  Provision for loan losses                                                  1               66
------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            2,078            2,195
------------------------------------------------------------------------------------------------

OTHER INCOME:
  Service charges on deposit accounts                                      350              319
  Loan servicing fees                                                       58               44
  Earnings on bank owned life insurance                                     51               45
  Net losses on sales of investment securities                              (7)               -
  Net gains on sales of loans and foreclosed real estate                     2                -
  Other charges, commissions and fees                                      152              138
-------------------------------------------------------------------------------------------------
          Total other income                                               606              546
------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits                                         1,183            1,253
  Building occupancy                                                       306              287
  Data processing expenses                                                 306              319
  Professional and other services                                          116              222
  Amortization of intangible asset                                          55               55
  Other expenses                                                           344              374
------------------------------------------------------------------------------------------------
          Total other expenses                                           2,310            2,510
------------------------------------------------------------------------------------------------

Income before income taxes                                                 374              231
Provision for income taxes                                                  71               (3)
------------------------------------------------------------------------------------------------
NET INCOME                                                      $          303   $          234
================================================================================================

     NET INCOME PER SHARE - BASIC                               $         0.12   $         0.10
================================================================================================
     NET INCOME PER SHARE - DILUTED                             $         0.12   $         0.09
================================================================================================
     DIVIDENDS PER SHARE                                        $       0.1025   $       0.1025
================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.
                                       -2

                                    PATHFINDER  BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                                                  For the six      For the six
                                                                 months ended     months ended
                                                                 June 30, 2006    June 30, 2005
-----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans, including fees                                          $        6,194   $        5,818
 Debt securities:
Taxable                                                                  1,267            1,263
Tax-exempt                                                                 196              238
 Dividends                                                                 128              107
 Other                                                                      12               59
-----------------------------------------------------------------------------------------------
       Total interest income                                             7,797            7,485

INTEREST EXPENSE:
  Interest on deposits                                                   2,528            2,061
  Interest on short-term borrowings                                        177               49
  Interest on long-term borrowings                                         896              915
-----------------------------------------------------------------------------------------------
       Total interest expense                                            3,601            3,025
-----------------------------------------------------------------------------------------------
          Net interest income                                            4,196            4,460
  Provision for loan losses                                                 23              138
-----------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            4,173            4,322
-----------------------------------------------------------------------------------------------


OTHER INCOME:
  Service charges on deposit accounts                                      721              593
  Loan servicing fees                                                      105               85
  Earnings on bank owned life insurance                                    100               89
  Net losses on sales of securities                                         (9)               -
  Net losses on sales of loans/real estate                                  (5)             (12)
  Other charges, commissions & fees                                        287              280
-----------------------------------------------------------------------------------------------
          Total other income                                             1,199            1,035
-----------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits                                         2,458            2,517
  Building occupancy                                                       622              562
  Data processing expenses                                                 630              639
  Professional and other services                                          231              400
  Amortization of intangible asset                                         111              111
  Other expenses                                                           669              701
-----------------------------------------------------------------------------------------------
          Total other expenses                                           4,721            4,930
-----------------------------------------------------------------------------------------------
Income before income taxes                                                 651              427
Provision for income taxes                                                 108               44
-----------------------------------------------------------------------------------------------
NET INCOME                                                      $          543   $          383
===============================================================================================
     NET INCOME PER SHARE - BASIC                               $         0.22   $         0.16
===============================================================================================
     NET INCOME PER SHARE - DILUTED                             $         0.22   $         0.15
===============================================================================================
     DIVIDENDS PER SHARE                                        $        0.205   $        0.205
===============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.
                                       -3

                                                 PATHFINDER BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
                                                       (unaudited)


                                                                                                Accumulated
                                                                      Additional                 Other Com-     Unearned
                                                     Common Stock      Paid in     Retained     prehensive       ESOP
                                                  Shares     Amount     Capital     Earnings   Income (Loss)     Shares
                                               ------------  -------  -----------  ----------  --------------  ----------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2005                        2,950,419  $    29  $     7,721  $  20,965   $      (1,285)  $       -
Comprehensive income (loss)
Net income                                                                               543
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                     (550)

Total Comprehensive Loss
Dividends declared ($.2050 per share)                                                   (342)
                                               -------------------------------------------------------------------------
BALANCE, JUNE 30, 2006                            2,950,419  $    29  $     7,721  $  21,166   $      (1,835)  $       -
                                               ============  =======  ===========  ==========  ==============  ==========

                                                Treasury

                                                 Stock      Total
                                               ----------  --------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2005                     $  (6,502)  $20,928
Comprehensive income (loss)
Net income                                                     543
Other comprehensive loss, net of tax
Unrealized net losses on securities                           (550)
                                                           --------
Total Comprehensive Loss                                        (7)
Dividends declared ($.2050 per share)                         (342)
                                               --------------------
BALANCE, JUNE 30, 2006                         $  (6,502)  $20,579
                                               ==========  ========

                                                                                                Accumulated
                                                                      Additional                 Other Com-     Unearned
                                                     Common Stock      Paid in     Retained     prehensive       ESOP
                                                  Shares     Amount     Capital     Earnings   Income (Loss)     Shares
                                               ------------  -------  -----------  ----------  --------------  ----------



BALANCE, DECEMBER 31, 2004                        2,937,419  $    29  $     7,453  $  21,186   $        (307)  $     (33)
Comprehensive income (loss)
Net income                                                                               383
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                     (338)

Total Comprehensive Income
ESOP shares earned                                                             40                                     22
Stock option exercised                               13,000        -           86
Dividends declared ($.2050 per share)                                                   (341)
                                                                                   ----------

BALANCE, JUNE 30, 2005                            2,950,419  $    29  $     7,579  $  21,228   $        (645)  $     (11)
                                               ============  =======  ===========  ==========  ==============  ==========


                                               Treasury
                                                 Stock      Total
                                               ----------  --------


BALANCE, DECEMBER 31, 2004                     $  (6,502)  $21,826
Comprehensive income (loss)
Net income                                                     383
Other comprehensive loss, net of tax
Unrealized net losses on securities                           (338)
                                                           --------
Total Comprehensive Income                                      45
ESOP shares earned                                              62
Stock option exercised                                          86
Dividends declared ($.2050 per share)                         (341)
                                               --------------- ----

BALANCE, JUNE 30, 2005                         $  (6,502)  $21,678
                                               ==========  ========


The accompanying notes are an integral part of the consolidated financial statements.
                                       -4

                               PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                         For the six     For the six
                                                         months ended    months ends
                                                           June 30,       June 30,
                                                             2006           2005
                                                        --------------  -------------
(Dollars in thousands)
OPERATING ACTIVITIES
Net income                                              $         543   $        383
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                          23            138
ESOP shares earned                                                  -             62
Proceeds from sale of loans                                         -          2,443
Realized (gains) losses on sale of:
  Real estate through foreclosure                                   5             19
  Loans                                                             -             (7)
  Available-for-sale investment securities                          9              -
  Premises and equipment                                           (8)             -
Depreciation                                                      377            332
Amortization of intangible asset                                  111            111
Amortization of deferred financing costs                           15             15
Amortization of mortgage servicing rights                          55             65
Earnings on bank owned life insurance                            (100)           (89)
Net amortization of premiums on investment securities              65            182
Decrease (increase) in interest receivable                         28           (178)
Net change in other assets and liabilities                      1,267             24
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,390          3,500
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale          (10,943)       (19,615)
Purchase of FHLB stock                                         (2,597)        (1,009)
Proceeds from maturities and principal reductions of
  investment securities available-for-sale                      9,930          6,491
Proceeds from the redemption of FHLB stock                      2,378            614
Proceeds from sale:
  Real estate acquired through foreclosure                         50            169
  Available-for-sale investment securities                      1,941              -
  Premises and equipment                                          145
Net increase in loans                                          (3,523)        (1,622)
Purchase of premises and equipment                               (215)          (777)
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (2,834)       (15,749)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts
  savings accounts, money market deposit accounts
  and escrow deposits                                         (10,435)        (6,717)
Net increase in time deposits                                   6,129          7,284
Increase in short-term borrowings                               5,900          9,900
Payments on long-term borrowings                               (1,000)        (2,000)
Proceeds from exercise of stock options                             -             86
Cash dividends paid                                              (342)          (340)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         252          8,213
-------------------------------------------------------------------------------------
  DECREASE IN CASH AND CASH EQUIVALENTS                          (192)        (4,036)
 Cash and cash equivalents at beginning of period               7,895         14,325
-------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD            $       7,703   $     10,289
=====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.
                                       -5

PATHFINDER BANCORP, INC.

Notes to Financial Statements

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with U.S.
generally accepted accounting principles. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.


The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" was written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


(2)  EARNINGS  PER  SHARE

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2006 and 2005, using 2,463,132 and 2,452,357 weighted average common shares outstanding for the three months ended, and 2,463,132 and 2,449,889 for the six months ended, respectively. Diluted earnings per share for the three months and six months ended June 30, 2006 and 2005 have been computed using 2,480,947 and 2,487,229 for the three months ended and 2,481,360 and 2,486,999 for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months and six months ended June 30, 2006 and 2005 is as follows:

                                  FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                      ENDED JUNE 30,             ENDED JUNE 30,
----------------------------------------------------------------------------------
                                   2006          2005         2006         2005
                                 ---------  --------------  ---------  ------------
(In thousands)
Service cost                     $     48   $          38   $     96   $        76
Interest cost                          63              57        126           114
Expected return on plan assets        (92)            (71)      (184)         (142)
Amortization of net losses             28              24         56            48
----------------------------------------------------------------------------------
Net periodic benefit cost        $     47   $          48   $     94   $        96
==================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $192,000 to its pension plan in 2006. As of June 30, 2006, $90,000 had been contributed to the pension plan.


(4)  DIVIDEND  RESTRICTIONS

The Company maintains a restricted capital account with a $1.7 million balance, representing Pathfinder Bancorp, MHC's portion of dividends waived as of June 30, 2006.


(5)  COMPREHENSIVE  LOSS

The components of other comprehensive loss and related tax effects for the three and six month periods ended June 30, 2006 and 2005 are as follows:


                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                               ENDED JUNE 30,             ENDED JUNE 30,
                                             2006          2005         2006         2005
                                           ---------  --------------  ---------  ------------

(In thousands)
Gross change in unrealized gains (losses)
  on securities available for sale         $   (829)  $         807   $   (917)  $      (565)
Reclassification adjustment for (gains)
  losses included in net income                   7               -          9             -
---------------------------------------------------------------------------------------------
                                               (822)            807       (908)         (565)
Tax effect                                      329            (322)       358           227
---------------------------------------------------------------------------------------------
Net of tax amount                          $   (493)  $         485   $   (550)  $      (338)
=============================================================================================

(6)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $123,000 of standby letters of credit as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) using the modified prospective method based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. As of the date of adoption of SFAS 123(R), the Company's options were fully granted and vested, there was no impact to the Company's consolidated financial position or results of operations.

In conjunction with SFAS 123 (R), the Company also adopted FASB Staff Position ("FSP") SFAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS 123(R)" effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant, and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows for the three or six-month period ended June 30, 2006.

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

(8)  NEW  ACCOUNTING  PRONOUNCEMENTS

In January 2006, the Company adopted Financial Accounting Standard Board Staff Position SFAS No. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP did not have a significant impact on the Company's consolidated financial position or results of operations.

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

In January 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The adoption of the provisions of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets -An Amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for the Company

                                       -9
beginning in 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. are the wholly owned subsidiaries of Pathfinder Bank. At June 30, 2006, Pathfinder Bancorp, MHC, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.3% of the Company's common stock while the public held 35.7% of the Company's common stock.

The following discussion reviews the Company's financial condition at June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and June 30, 2005.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at June 30, 2006, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Net income was $303,000, or $0.12 per diluted share, for the three months ended June 30, 2006 as compared to $234,000, or $0.09 per diluted share, for the same period in 2005. For the six months ended June 30, 2006, the Company reported net income of $543,000, or $0.22 per diluted share as compared to $383,000, or $0.15 per diluted share, for the same period in 2005. The Company continued its efforts toward transforming its traditional thrift balance sheet with mostly residential loans as interest earning assets toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, commercial loans comprise 25.9% of the total gross loan portfolio at June 30, 2006, as compared to 25.0% of the portfolio at December 31, 2005. Asset quality continues to improve during 2006 as reflected by the improvement in the non-performing loan ratios.

Short-term borrowings increased $5.9 million during the first half of 2006. The short-term borrowings were entered into as a replacement for outflow of municipal deposits from two large rate-sensitive customers toward the end of the first quarter.

On April 23, 2006, Alliance Bank N.A. announced it had reached a definitive agreement to merge with the parent company of Oswego County National Bank
(OCNB). OCNB, formerly, Oswego County Savings Bank has been domiciled in the city of Oswego since its founding in 1870 and has been the primary local competitor for Pathfinder Bank. In management's view, the absorption of OCNB into Alliance Bank, a $900 million bank headquartered in Syracuse, NY, will provide both challenges and opportunities for Pathfinder Bank. The challenge will be the ability of a larger competitor to more actively and aggressively market within the primary business area of Pathfinder Bank. Opportunities exist, as management believes that it's unique competencies and differentiators are more closely matched by a locally domiciled bank, than one headquartered outside our primary market area. Opportunities may exist to garner additional business opportunities with the traditional customer base of OCNB which is more apt to conduct its business with a local bank.

RESULTS  OF  OPERATIONS

The return on average assets and return on shareholders' equity were 0.40% and 5.85%, respectively, for the three months ended June 30, 2006, compared with 0.30% and 4.38%, respectively, for the three months ended June 30, 2005. During the second quarter of 2006, when compared to the second quarter of 2005, net interest income decreased $182,000, offset by a $200,000 reduction in other expenses, a decrease in the provision for loan losses of $65,000 and an increase in other income, exclusive of net gains on sales of securities and loans/real estate, by $65,000, or 12%.

For the six months ended June 30, 2006, net interest income decreased $264,000, or 6%, when compared to the six months ended June 30, 2005. This decrease was offset by a reduction in other expenses of $209,000, or 4%, an increase in other income, exclusive of net gains on sales of securities and loans/real estate, of $166,000, or 16%, and an 83%, or $115,000, reduction in provision for loan losses.

NET  INTEREST  INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses. It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin ratio

                                     -13
result from the interaction between the volume and composition of interest earning assets, interest-bearing liabilities, related yields and associated funding costs.

For the three months ended June 30, 2006, net interest income, on a tax-equivalent basis, decreased to $2.1 million from $2.3 million, when compared to the same quarter of 2005. The Company's net interest margin ratio for the second quarter of 2006 decreased to 3.11% from 3.30% when compared to the same quarter in 2005. Management expects continued margin compression to adversely impact earnings, as we perceive the yield curve will continue to be flat over the near term. The decline in net interest income was attributable to the higher rates paid on both deposits and borrowings, offset by an increase of 34 basis points in average interest-earning asset yields. Average interest-earning assets decreased 3% to $273.5 million at June 30, 2006 as compared to $281.2 million at June 30, 2005. The decrease in average interest-earning assets was primarily attributable to an $11.1 million decrease in investment securities and a $1.1 million decrease in interest-earning deposits, offset by a $4.5 million increase in loans receivable. Average interest-bearing liabilities decreased $8.8 million, and the cost of funds increased 59 basis points to 2.88% for the quarter ended June 30, 2006, from 2.29% for the same period in 2005. The decrease in the average balance of interest-bearing liabilities resulted primarily from a $10.0 million reduction in average deposits, partially offset by a $1.2 million increase in borrowed funds. The reduction in deposits principally occurred in the municipal money management accounts due to the cyclical nature of the tax collections and expenditures of local municipal entities. The sharp increase in cost of funds can be attributed to the 200 basis point increase in short-term interest rates over the past 12 months, combined with a $7.8 million deposit migration from lower earning savings accounts to higher yielding certificates of deposit.

For the six months ended June 30, 2006, net interest income, on a tax-equivalent basis, decreased $271,000, to $4.3 million, from $4.6 million at June 30, 2005. Net interest margin decreased 13 basis points, to 3.12% at June 30, 2006 from 3.25% at June 30, 2005. Average interest-earning assets decreased 6% to $274.8 million at June 30, 2006 as compared to $280.7 million at June 30, 2005, while the yield on interest-earning assets increased 34 basis points to 5.74% from 5.40% for the comparable periods. The decrease in average interest-earning assets was primarily attributable to a $5.2 million decrease in investment securities and a $4.7 million decrease in interest-earning deposits, partially offset by a $4.0 million increase in loans receivable. Average interest-bearing liabilities decreased $5.9 million and the cost of funds increased 50 basis points to 2.78% for the six months ended June 30, 2006, from 2.28% for the same period in 2005. The decrease in the average balance of interest-bearing liabilities resulted primarily from a $6.4 million reduction in average deposits, partially offset by a $487,000 increase in borrowed funds.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2006 increased $133,000, or 4%, to $4.0 million from $3.9 million for the quarter ended June 30, 2005. The average balance of loans increased $4.5 million to $192.0 million, with yields increasing 28 basis points to 6.55% for the second quarter of 2006. Average commercial real estate loans increased $5.4 million, and the yield on those loans increased to 7.69% from 7.62% in 2005. Average commercial loans increased $2.9 million, and experienced an increase in the average tax-equivalent yield of 124 basis points, to 8.18% from 6.94%, in 2005. Average consumer loans increased $523,000, or 3%, and experienced an increase in yield of 80 basis points. The increase in the yield on commercial and consumer loans was primarily the result of new commercial loan originations occurring at market rates significantly higher than the weighted average existing portfolio rate as well as the adjustable rate portions of the portfolios repricing upward in connection with upward adjustments in the prime rate. Increases in the average balance of consumer and commercial loan portfolios were offset by decreases in the average balance of residential real estate loan portfolios and municipal loans. The average balance of the residential real estate portfolio decreased $3.3 million, or 3%, combined with a

                                     -14
slight decrease in yield to 5.77% from 5.80% for the same period in 2005. The Company's municipal loan portfolio decreased $965,000, or 26%, when comparing the second quarter of 2006 to the same period in 2005. The average yield on the municipal loan portfolio increased to 5.56% in 2006 from 3.25% for the same period in 2005.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2006 decreased by $11.1 million when compared to the same period a year ago, with a decrease in tax-equivalent interest income from investments of $68,000, or 8%, compared to the second quarter of 2005. The average tax-equivalent yield of the portfolio increased 19 basis points, to 4.07% from 3.88%. The decrease in average investment securities was primarily due to the December 2005 sale of agency and municipal securities which had been purchased as collateral for the additional municipal deposit relationships acquired during 2004 and 2005. Additional securities were sold during the first and second quarters of 2006 as a result of the outflow of municipal deposits.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2006 increased $302,000, or 4%, when compared to the six months ended June 30, 2005. Average loans increased $4.0 million, with yields increasing 27 basis points to 6.49% from 6.22%. The average balance of commercial real estate increased $4.4 million, with yields increasing to 7.63% from 7.43%, average commercial loans increased $2.8 million, with yields increasing to 8.09% from 6.73% and average consumer loans increased $685,000 with yields increasing to 7.87% from 7.09% at June 30, 2005. These increases were offset by decreases in the average balance of residential real estate and municipal loans of $3.3 million and $591,000, respectively.

For the six months ended June 30, 2006, tax-equivalent interest income from investment securities decreased $31,000, or 2%, compared to the same period in 2005. The average tax-equivalent yield of the portfolio increased 16 basis points, to 4.02% from 3.86%, offset by a $5.1 million decrease in the average balance of investment securities.

INTEREST  EXPENSE

Total interest expense increased $327,000 for the three months ended June 30, 2006, when compared to the same quarter in 2005. Deposit expense for the comparable periods increased $248,000, or 24%, as the average rate paid on higher yielding money management accounts increased 58 basis points to 2.51% in 2006 from 1.93% in 2005. The cost of time deposits increased 73 basis points as existing time deposits matured and repriced into higher rates and new higher priced promotional products were offered, combined with a 9% increase in the average balance of time deposit accounts to $99.7 million in 2006 from $91.8 million in 2005. The cost of other interest-bearing deposits increased 5 basis points, to 0.46% from 0.41% combined with an 8%, or $6.8 million, decrease in the average balance of these deposits. Interest expense on borrowings increased by $79,000, or 16%, from the prior period, resulting from an increase in the cost of borrowed funds to 5.26% from 4.66%, combined with an increase in the average balance of borrowed funds of $1.2 million. The increase in the cost of borrowings primarily resulted from an increase in the cost of the $5.0 million LIBOR (London Interbank Offered Rate) based junior subordinated debentures to 8.58% from 6.36%.

For the six months ended June 30, 2006, interest expense increased $576,000, or 19%, to $3.6 million from $3.0 million for the same period in 2005. The average deposit balance decreased $6.4 million, offset by a 48 basis point increase in the cost of deposits to 2.32% from 1.84%. The cost of borrowed funds increased 47 basis points to 5.16% from 4.69%, partially offset by a decrease in the average balance of borrowed funds by $487,000, or 1%.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended June 30, 2006 decreased to $1,000 from $66,000 for the same period in 2005, primarily as a result of improved asset quality and stable loan balances. The Company's ratio of

                                     -15
allowance for loan losses to period end loans has decreased to 0.86% at June 30, 2006 from 1.00% at June 30, 2005. Nonperforming loans to period end loans decreased to 0.73% at June 30, 2006 from 1.08% at June 30, 2005.

For the six months ended June 30, 2006, the provision for loan losses was $23,000 as compared to $138,000 for the same period in 2005 primarily resulting from a decrease in the level of charge-offs to $49,000 for the six months ended June 30, 2006 compared to $86,000 in 2005 and continued improvement in overall asset quality.

OTHER  INCOME

The Company's other income is primarily comprised of fees charged on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:


                                              Three Months Ended June 30,             Six Months Ended June 30,
                                         2006     2005    $Change   % Change    2006      2005    $Change   % Change
                                        -------  -------  --------  ---------  -------  --------  --------  ---------
(Dollars in thousands)
Service charges on deposit accounts     $  350   $   319  $    31        9.7%  $  721   $   593   $   128       21.6%
Loan servicing fees                         58        44       14       31.8%     105        85        20       23.5%
Earnings on bank owned life insurance       51        45        6       13.3%     100        89        11       12.4%
Net gains/(losses) on sale of loans/         2         -        2          -       (5)      (12)        7      -58.3%
  foreclosed real estate
Other operating income                     152       138       14       10.1%     287       280         7        2.5%
---------------------------------------------------------------------------------------------------------------------
Core noninterest income                    613       546       67       12.3%   1,208     1,035       173       16.7%
Net losses on sales of securities           (7)        -       (7)         -       (9)        -        (9)         -
---------------------------------------------------------------------------------------------------------------------
Total other income                      $  606   $   546  $    60       11.0%  $1,199   $ 1,035   $   164       15.8%
=====================================================================================================================


For the three months ended June 30, 2006, core other income reflected an increase of $67,000, or 12%, when compared with the three months ended June 30, 2005. Income from service charges on deposit accounts increased because of the number of deposit accounts increased primarily attributable to the opening of a new branch, combined with an increase in fees associated with deposit accounts. The increase in loan servicing fees was primarily due to an increase in commercial loan volume, offset by a reduction in internal mortgage closing legal fees as the Company switched to an outside legal service for all closings. The increase in other operating income primarily resulted from fees associated with Pathfinder Bank debit card usage and fees generated by investment services.

For the six months ended June 30, 2006, core other income increased $173,000 or 17%, when compared with the six months ended June 30, 2005. The increase in core income for the six months ended June 30 2006, was primarily due to a fee enhancement program on deposit accounts which began in the second quarter of 2005 and an increase in loan servicing fees from commercial loan volume.

The increase in the net losses on sales of investment securities for the three and six month period was the result of the sale of corporate bonds in 2006. There were no investment security sale transactions during the first two quarters of 2005.

OTHER  EXPENSES

The following table sets forth certain information on other expense for the periods indicated:


                                         Three Months Ended June 30,            Six Months Ended June 30,
                                     2006    2005    $Change   % Change    2006    2005    $Change   % Change
                                    ------  -------  --------  ---------  ------  -------  --------  ---------
(Dollars in thousands)
Salaries and employee benefits      $1,183  $ 1,253  $   (70)      -5.6%  $2,458  $ 2,517  $   (59)      -2.3%
Building occupancy                     306      287       19        6.6%     622      562       60       10.7%
Data processing                        306      319      (13)      -4.1%     630      639       (9)      -1.4%
Professional and other services        116      222     (106)     -47.7%     231      400     (169)     -42.3%
Amortization of intangible assets       55       55        -        0.0%     111      111        -        0.0%
Other operating                        344      374      (30)      -8.0%     669      701      (32)      -4.6%
--------------------------------------------------------------------------------------------------------------
Total noninterest expense           $2,310  $ 2,510  $  (200)      -8.0%  $4,721  $ 4,930  $  (209)      -4.2%
==============================================================================================================

For the three months and six months ended June 30, 2006, salaries and employee benefits decreased as a result of personnel realignment, a reduction in commissions paid and a reduction in stock based compensation expense, as compared with the three and six months ended June 30, 2005. These reductions were offset by an increase in personnel expenses associated with the opening of a new branch in June 2005. The Company had 103 full time equivalent employees at June 30, 2006 compared to 113 at June 30, 2005. The increase in building occupancy expense for the three and six months ended June 30, 2006, was primarily the result of the operation of the new Central Square branch, including maintenance, property taxes, utilities and telephone expenses, combined with the recording of additional depreciation expense on the building and equipment. The decrease in data processing charges for the three and six months ended June 30, 2006 was due to a reduction in internet banking expenses and ATM processing fees as the number of ATM machines in operation declined, offset by increased depreciation expense and maintenance expense resulting from system hardware and software acquisitions. The decrease in professional and other services was primarily due to consulting expenses associated with a fee enhancement program, a leadership training program, strategic planning and a capital market analysis which occurred in 2005 with no similar expense in 2006. The reduction in other operating expenses for the three and six month periods was primarily due to lower ORE expenses due to the reduction in properties held, a lower FDIC assessment for the first quarter of 2006, a gain recorded on the sale of premises and equipment, lower ATM courier expenses (as the amount of ATM machines in operation has decreased) and a reduction in mortgage recording tax expense attributable to lower volume of residential mortgage originations. These decreases were partially offset by increases in New York State Banking Department exam expenses and increased travel and training expenses.

INCOME  TAX  EXPENSE

Income taxes increased $74,000 for the quarter ended June 30, 2006 as compared to the same period in 2005, which was attributable to an increase in the Company's pre-tax income and a decrease in tax-exempt interest income. The effective tax rate was 16.6% for the six months ended June 30, 2006. The Company continues to strive to reduce its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies. The enactment of proposed state tax legislation, which would limit the benefit derived from Real Estate Investment Trusts, would result in a higher effective state tax rate for the Company.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets remained constant at $296.9 million at June 30, 2006 when compared to December 31, 2005. Loans receivable increased $3.3 million, or 2%, offset by a decrease in investment securities of $1.9 million and a $1.2 million reduction in other assets. The increase in loans receivable was primarily the result of a $5.2 million, $1.0 million and $500,000 increase in the commercial adjustable real estate, commercial loan and adjustable residential real estate portfolios, respectively. These increases were offset by reductions of $1.7 million, $1.3 million and $500,000 in commercial fixed real estate loans, residential fixed real estate and municipal loan portfolios, respectively. The decrease in investment securities was primarily the result of a $1.0 million increase in portfolio unrealized losses and amortization and prepayments within the mortgage-backed security portfolio.

At June 30, 2006, the securities balance included a net unrealized loss on available for sale securities of $3.1 million, compared with a net unrealized loss of $2.1 million at December 31, 2005. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 8% of the book value of the Company. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

LIABILITIES

Total liabilities increased slightly to $276.4 million at June 30, 2006 from $276.0 million at December 31, 2005. The slight increase in liabilities was due to a $5.9 million increase in short-term borrowings, offset by a $4.3 million decrease in deposits and a $1.0 million reduction in long-term borrowings. The increase in short-term borrowings was a result of the deposit outflows of municipal customers that caused the Company to rely on short-term wholesale borrowings for liquidity needs. The decrease in deposits was primarily attributable to the cyclical declines in the deposit balances of certain large municipal customers.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:




                                                     For the        Period        Ending
(Dollars in thousands)                               June 30,    December 31,    June 30,
                                                       2006          2005          2005
-----------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                          $     376   $         757   $     633
Consumer                                                   78              89         106
Real estate -  Construction                                 0               0           0
               Mortgage                                   964             834       1,290
-----------------------------------------------------------------------------------------
Total nonaccrual loans                                  1,418           1,680       2,029
Loans past due 90 days or more and still accruing           0               0           0
-----------------------------------------------------------------------------------------
Total non-performing loans                              1,418           1,680       2,029
Foreclosed real estate                                    887             743         878
-----------------------------------------------------------------------------------------
Total non-performing assets                             2,305           2,423       2,907
-----------------------------------------------------------------------------------------
Non-performing loans to total loans                      0.73%           0.89%       1.08%
Non-performing assets to total assets                    0.78%           0.82%       0.94%
-----------------------------------------------------------------------------------------


Total nonperforming loans and foreclosed real estate at June 30, 2006 decreased 4.9% when compared to December 31, 2005. Nonperforming loans continued to be addressed primarily through increased collection efforts and foreclosure proceedings. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at June 30, 2006 was $1.7 million, or 0.86% of period end loans, compared to $1.7 million, or 0.89% of period end loans, at December 31, 2005.

CAPITAL

Shareholders' equity decreased $349,000, or 2%, to $20.6 million at June 30, 2006. The decrease in shareholders' equity primarily resulted from a $550,000 increase in accumulated other comprehensive loss offset by a $201,000 increase in retained earnings. The Company added $543,000 to retained earnings through net income and returned $342,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, MHC waived the dividend for the quarter ended June 30, 2006. (See Footnote 4).

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2006, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

                                     -19

The Asset Liability Management Committees of the Company are responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2006, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company continues to aggressively pursue delinquent loan relationships. While this aggressive pursuit, combined with conservative provisioning, has improved the overall quality of the loan portfolio, it has resulted in a temporary increase in other real estate. The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates. The primary objective of the Company's asset-liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company has Asset-Liability Management Committees which are responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. Those procedures include reviewing the Company's assets and liability policies, setting prices and terms on rate-sensitive products, and monitoring and measuring the impact of interest rate changes on the Company's earnings and capital. The Company's Board of Directors reviews the guidelines established by these committees.

From 2001 until June 2004, the Federal Reserve lowered interest rates thirteen times by a total of 550 basis points. These interest rate reductions have caused significant repricing of Pathfinder Bank's interest-earning assets and interest-bearing liabilities. Efforts have been made to shorten the repricing duration of its rate sensitive assets by purchasing investment securities with maturities within the next 3 to 5 years and promoting portfolio ARM (adjustable rate mortgage) and hybrid ARM products. In addition, the Company has extended the duration of its rate sensitive liabilities by lengthening the maturities of its existing borrowings and offering certificates of deposit with three and four year terms which allow depositors to make a one-time election, at any time during the term of the certificate of deposit, to adjust the rate of the instrument to the then prevailing rate for the certificate of deposit with the same term.

Since June of 2004, the Federal Reserve has raised its key short-term interest rate 250 basis points. Net interest margin compression has resulted as the yield curve flattened from sharp increases in short-term interest rates while longer-term rates have remained relatively stable. Management will continue to seek to minimize any reduction in net interest income in a period of rising short-term interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At June 30, 2006, the total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $35.5 million, representing a cumulative one-year gap ratio of a negative 11.94%.

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



                      Percentage      Percentage
Change in    NPV       Change in      Change in
Interest   Capital   Net Interest   Net Portfolio
Rates       Ratio       Income          Value
---------  --------  -------------  --------------
300           8.34%        -13.07%         -26.25%
200           9.10%         -8.31%         -17.83%
100           9.86%         -4.24%          -8.96%
0             ----           ----            ----
-100         10.88%          1.36%           5.10%
-200         10.65%         -0.22%           4.57%
-300         10.13%         -3.84%           1.03%


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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's Annual Meeting of Shareholders was held on April 26, 2006. The following are the items voted on and the results of the shareholder voting:

1. The election of Bruce E. Manwaring, L. William Nelson, George P. Joyce and Lloyd "Buddy" Stemple to serve as directors of the Company, each for a term of three years or until his successor has been elected and qualified.

          Name                   For          Withheld

     Bruce E. Manwaring       2,427,820         9,282
     L. William Nelson        2,427,820         9,282
     George P. Joyce          2,421,816        15,286
     Lloyd "Buddy" Stemple    2,420,316        16,786

     Set forth below are the names of the other directors of the Company and their terms of office.

          Name               Term Expires

     Steven W. Thomas            2007
     Corte J. Spencer            2007
     Janette Resnick             2007
     Chris C. Gagas              2008
     Thomas W. Schneider         2008
     Chris R. Burritt            2008


2. The ratification of the appointment of Beard Miller Company LLP as auditors for the Company for the year ending December 31, 2006.

                            For       Against     Abstain

     Number of Votes     2,433,639     3,313        150

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


     PATHFINDER BANCORP, INC.
     ------------------------
                  (Registrant)


August 14, 2006          /s/ Thomas W. Schneider
                         -----------------------
Date:                    Thomas W. Schneider
                         President, Chief Executive Officer

August 14, 2006          /s/ James A. Dowd
                         ----------------
Date:                    James A. Dowd
                         Senior Vice President, Chief Financial Officer