Form 10-Q
period 2006-09-30
PATHFINDER BANCORP INC
filed 2006-11-14
CIK 1046188

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ending September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-23601
                                                ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   FEDERAL                                16-1540137
    -----------------------------------------------------------------
    (State or Other Jurisdiction of Incorporation    (I.R.S. Employer
          or Organization                           Identification Number)

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

Large Accelerated  Filer [ ] Accelerated  Filer [ ]  Non-Accelerated  Filer[X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes  [  ]       No  [X]

     As of November 13, 2006 there were 2,951,819 shares issued and 2,464,532 shares outstanding of the Registrant's Common Stock.

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART 1     FINANCIAL INFORMATION                                       PAGE NO.

           Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
                         Consolidated Statements of Condition              1
                         Consolidated Statements of Income                 2-3
                         Consolidated Statements of Shareholders' Equity   4
                         Consolidated Statements of Cash Flows             5
                         Notes to Consolidated Financial Statements        6-10

          Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                11-19

          Item 3.      Quantitative and Qualitative Disclosure
                        about Market Risk                                  20-21

          Item 4.      Controls and Procedures                             22


PART II   OTHER INFORMATION                                                23

          Item 1.      Legal Proceedings
          Item 1A.     Risk Factors
          Item 2.      Unregistered Sales of Equity Securities and
                          Use of Proceeds
          Item 3.      Defaults Upon Senior Securities
          Item 4.      Submission of Matters to a Vote of Security Holders
          Item 5.      Other Information
          Item 6.      Exhibits


SIGNATURES                                                                24

PART I - FINANCIAL INFORMATION

ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                                             PATHFINDER  BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CONDITION
                               SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005


                                                                                    September 30,    December 31,
ASSETS                                                                                  2006             2005
------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash and due from banks                                                            $        8,547   $       7,309
Interest earning deposits                                                                     257             586
                                                                                   ---------------  --------------
    Total cash and cash equivalents                                                         8,804           7,895
Investment securities, at fair value                                                       69,058          74,239
Federal Home Loan Bank stock, at cost                                                       1,772           1,805
Loans                                                                                     197,463         189,568
   Less: Allowance for loan losses                                                          1,631           1,679
                                                                                   ---------------  --------------
     Loans receivable, net                                                                195,832         187,889

Premises and equipment, net                                                                 7,602           8,020
Accrued interest receivable                                                                 1,636           1,678
Foreclosed real estate                                                                        497             743
Goodwill                                                                                    3,840           3,840
Intangible asset, net                                                                         238             404
Bank owned life insurance                                                                   6,137           5,987
Other assets                                                                                2,587           4,448
                                                                                   ---------------  --------------
     Total assets                                                                  $      298,003   $     296,948
                                                                                   ===============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
  Interest-bearing                                                                 $      216,026   $     216,136
  Non interest-bearing                                                                      21,895          20,241
                                                                                   ---------------  --------------
     Total deposits                                                                       237,921         236,377
Short-term borrowings                                                                       3,300           2,000
Long-term borrowings                                                                       27,360          29,360
Junior subordinated debentures                                                              5,155           5,155
Other liabilities                                                                           2,902           3,128
                                                                                   ---------------  --------------
     Total liabilities                                                                    276,638         276,020

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $.01; authorized 10,000,000 shares;
    2,951,819 and 2,950,419 shares issued;  and 2,464,532 and 2,463,132  shares
       outstanding, respectively                                                               29              29
   Additional paid in capital                                                               7,732           7,721
   Retained earnings                                                                       21,083          20,965
   Accumulated other comprehensive loss                                                      (977)         (1,285)
   Treasury stock, at cost; 487,287 shares                                                 (6,502)         (6,502)
                                                                                   ---------------  --------------
     Total shareholders' equity                                                            21,365          20,928
                                                                                   ---------------  --------------
     Total liabilities and shareholders' equity                                    $      298,003   $     296,948
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


                                           PATHFINDER  BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)


                                                                       For the three         For the three
                                                                        months ended          months ended
                                                                     September 30, 2006    September 30, 2005
                                                                    --------------------  --------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:

Loans, including fees                                              $          3,222   $             3,006
Debt securities:
 Taxable                                                                        561                   621
 Tax-exempt                                                                      98                   138
Dividends                                                                        82                    61
Other                                                                             4                     3
                                                                   -----------------    ------------------
       Total interest income                                                  3,967                 3,829
                                                                   -----------------    ------------------
INTEREST EXPENSE:
  Interest on deposits                                                        1,376                 1,061
  Interest on short-term borrowings                                              78                   107
  Interest on long-term borrowings                                              456                   459
       Total interest expense                                                 1,910                 1,627
                                                                   -----------------    ------------------
          Net interest income                                                 2,057                 2,202
  Provision for loan losses                                                       -                    91
                                                                   -----------------    ------------------
          Net interest income after provision for loan losses                 2,057                 2,111
                                                                   -----------------    ------------------

OTHER INCOME:
  Service charges on deposit accounts                                           338                   356
  Loan servicing fees                                                            55                    61
  Earnings on bank owned life insurance                                          50                    44
  Net losses on sales of investment securities                                    -                  (192)
  Net (losses) gains on sales of loans and foreclosed real estate               (29)                   42
  Other charges, commissions and fees                                           130                   138
                                                                   -----------------    ------------------
          Total other income                                                    544                   449
                                                                   -----------------    ------------------
OTHER EXPENSES:
  Salaries and employee benefits                                              1,307                 1,290
  Building occupancy                                                            291                   318
  Data processing expenses                                                      328                   325
  Professional and other services                                               121                   172
  Amortization of intangible asset                                               55                    55
  Other expenses                                                                289                   333
                                                                   -----------------    ------------------
          Total other expenses                                                2,391                 2,493
                                                                   -----------------    ------------------
Income before income taxes                                                      210                    67
Provision for income tax expense (benefit)                                       40                   (49)
                                                                   -----------------    ------------------
NET INCOME                                                          $           170     $             116
                                                                    ================    ==================
     NET INCOME PER SHARE - BASIC                                   $          0.07     $            0.05
                                                                    ================    ==================
     NET INCOME PER SHARE - DILUTED                                 $          0.07     $            0.05
                                                                    ================    ==================
     DIVIDENDS PER SHARE                                            $        0.1025     $          0.1025
                                                                    ================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

                                         PATHFINDER  BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)


                                                                    For the nine          For the nine
                                                                    months ended          months ended
                                                                 September 30, 2006    September 30, 2005
                                                                --------------------  --------------------
(Dollars in thousands, except per share data)
INTEREST INCOME:
 Loans, including fees                                          $             9,416   $             8,824
 Debt securities:
Taxable                                                                       1,828                 1,884
Tax-exempt                                                                      294                   376
 Dividends                                                                      210                   168
 Other                                                                           16                    62
                                                                   -----------------    ------------------
       Total interest income                                                 11,764                11,314
                                                                   -----------------    ------------------
INTEREST EXPENSE:
  Interest on deposits                                                        3,904                 3,122
  Interest on short-term borrowings                                             263                   156
  Interest on long-term borrowings                                            1,344                 1,374
                                                                   -----------------    ------------------
       Total interest expense                                                 5,511                 4,652
                                                                   -----------------    ------------------
          Net interest income                                                 6,253                 6,662
  Provision for loan losses                                                      23                   229
                                                                   -----------------    ------------------
          Net interest income after provision for loan losses                 6,230                 6,433
                                                                   -----------------    ------------------

OTHER INCOME:
  Service charges on deposit accounts                                         1,059                   949
  Loan servicing fees                                                           160                   146
  Earnings on bank owned life insurance                                         150                   133
  Net losses on sales of securities                                              (9)                 (192)
  Net (losses) gains on sales of loans/real estate                              (34)                   30
  Other charges, commissions & fees                                             417                   418
                                                                   -----------------    ------------------
          Total other income                                                  1,743                 1,484
                                                                   -----------------    ------------------

OTHER EXPENSES:
  Salaries and employee benefits                                              3,765                 3,807
  Building occupancy                                                            913                   880
  Data processing expenses                                                      958                   964
  Professional and other services                                               352                   572
  Amortization of intangible asset                                              166                   166
  Other expenses                                                                958                 1,034
                                                                   -----------------    ------------------
          Total other expenses                                                7,112                 7,423
                                                                   -----------------    ------------------
Income before income taxes                                                      861                   494
Provision for income tax expense (benefit)                                      148                    (5)
                                                                   -----------------    ------------------
NET INCOME                                                      $               713     $             499
                                                                ====================    ==================
     NET INCOME PER SHARE - BASIC                               $              0.29     $            0.20
                                                                ====================    ==================
     NET INCOME PER SHARE - DILUTED                             $              0.29     $            0.20
                                                                ====================    ==================
     DIVIDENDS PER SHARE                                        $            0.3075     $           0.3075
                                                                ====================    ==================

The accompanying notes are an integral part of the consolidated financial statements.


                                                  PATHFINDER BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
                                                         (unaudited)


                                                                                                  Accumulated
                                                                      Additional                    Other Com-     Unearned
                                                   Common Stock         Paid in      Retained       prehensive       ESOP
                                                  Shares     Amount     Capital      Earnings     Income (Loss)     Shares
                                               ------------  -------  -----------  -------------  --------------  ----------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2005                        2,950,419  $    29  $     7,721  $     20,965   $      (1,285)  $       -
Comprehensive income
Net income                                                                                  713
Other comprehensive income, net of tax
Unrealized net gains on securities                                                                          308

Total Comprehensive Income
Stock options exercised                               1,400        -           11
Dividends declared ($.3075 per share)                                                      (595)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2006                       2,951,819  $    29  $     7,732  $     21,083   $        (977)  $       -
=============================================================================================================================

BALANCE, DECEMBER 31, 2004                        2,937,419  $    29  $     7,453  $     21,186   $        (307)  $     (33)
Comprehensive income
Net income                                                                                  499
Other comprehensive income, net of tax
Unrealized net losses on securities                                                                        (328)

Total Comprehensive Income
ESOP shares earned                                                             55                                        33
Stock options exercised                              13,000        -           86
Dividends declared ($.3075 per share)                                                      (593)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005                       2,950,419  $    29  $     7,594  $     21,092   $        (635)  $       -
=============================================================================================================================



                                                Treasury
                                                 Stock      Total
                                               ----------  --------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2005                     $  (6,502)  $20,928
Comprehensive income
Net income                                                     713
Other comprehensive income, net of tax
Unrealized net gains on securities                             308
                                                           --------
Total Comprehensive Income                                   1,021

Stock options exercised                                         11
Dividends declared ($.3075 per share)                         (595)
-------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2006                    $  (6,502)  $21,365
===================================================================

BALANCE, DECEMBER 31, 2004                     $  (6,502)  $21,826
Comprehensive income
Net income                                                     499
Other comprehensive income, net of tax
Unrealized net losses on securities                           (328)
                                                           --------
Total Comprehensive Income                                     171

ESOP shares earned                                              88
Stock options exercised                                         86
Dividends declared ($.3075 per share)                         (593)
-------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2005                    $  (6,502)  $21,578
===================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                               For the nine     For the nine
                                                               months ended      months ends
                                                               September 30,    September 30,
                                                                   2006             2005
                                                              ---------------  ---------------
(Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                    $          713   $          499
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                 23              229
ESOP shares earned                                                         -               88
Deferred income tax expense                                              277              133
Realized losses (gains) on sale of:
  Real estate through foreclosure                                         34                7
  Loans                                                                    -              (37)
  Available-for-sale investment securities                                 9              192
  Premises and equipment                                                 (13)               -
Depreciation                                                             561              518
Amortization of intangible asset                                         166              166
Amortization of deferred financing costs                                  23               23
Amortization of mortgage servicing rights                                 77               22
Earnings on bank owned life insurance                                   (150)            (133)
Net amortization of premiums on investment securities                    116              279
Decrease (increase) in interest receivable                                42             (139)
Net change in other assets and liabilities                              (214)            (259)
                                                              ---------------  ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,664            1,588
                                                              ---------------  ---------------

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                 (10,985)         (19,642)
Net (purchase) redemption of FHLB stock                                   33              131
Proceeds from maturities and principal reductions of
  investment securities available-for-sale                            15,792            9,183
Proceeds from sale:
  Portfolio loans                                                          -            8,897
  Real estate acquired through foreclosure                               456              414
  Available-for-sale investment securities                               771                -
  Premises and equipment                                                 145                -
Net increase in loans                                                 (7,114)          (6,021)
Purchase of premises and equipment                                      (275)            (949)
                                                              ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                                 (1,177)          (7,987)
                                                              ---------------  ---------------

FINANCING ACTIVITIES
Net decrease in demand deposits, NOW accounts
  savings accounts, money market deposit accounts
  and escrow deposits                                                (10,226)          (4,641)
Net increase in time deposits                                         11,770            8,821
Increase in short-term borrowings                                      1,300            1,000
Payments on long-term borrowings                                      (2,000)          (4,000)
Proceeds from exercise of stock options                                   11               86
Cash dividends paid                                                     (433)            (429)
                                                              ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                422              837
                                                              ---------------  ---------------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      909           (5,562)
 Cash and cash equivalents at beginning of period                      7,895           14,325
                                                              ---------------  ---------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        8,804   $        8,763
                                                              ===============  ===============

NONCASH INVESTING ACTIVITY:
  Conversion of Parent Company advances to loans receivable   $        1,101   $            -
  Transfer of loans to foreclosed real estate                            249              558

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2)  EARNINGS  PER  SHARE

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2006 and 2005, using 2,463,482 and 2,461,328 weighted average common shares outstanding for the three months ended, and 2,463,250 and 2,453,744 for the nine months ended, respectively. Diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005 have been computed using 2,483,465 and 2,488,418 for the three months ended and 2,482,069 and 2,487,478 for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months and nine months ended September 30, 2006 and 2005 is as follows:

                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                   2006          2005       2006          2005
---------------------------------------------------------------------------------
(In thousands)
Service cost                     $     48   $    38          $    144   $  114
Interest cost                          63        57               189      171
Expected return on plan assets        (92)      (71)             (276)    (213)
Amortization of net losses             28        24                84       72
---------------------------------------------------------------------------------
Net periodic benefit cost        $     47   $    48          $    141   $  144
=================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $192,000 to its pension plan in 2006. As of September 30, 2006, $135,000 had been contributed to the pension plan.

(4)  COMPREHENSIVE  INCOME  (LOSS)

The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

                                            FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                             2006          2005       2006          2005
------------------------------------------------------------------------------------------
(In thousands)
Gross change in unrealized gains (losses)
  on securities available for sale         $  1,430   $   (175)       $    513   $ (739)
Reclassification adjustment for (gains)
  losses included in net income                   -        192               9      192
------------------------------------------------------------------------------------------
                                              1,430         17             522     (547)
Tax effect                                     (572)        (7)           (214)     219
------------------------------------------------------------------------------------------
Net of tax amount                          $    858   $     10        $    308   $ (328)
==========================================================================================

(5) GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $216,000 of standby letters of credit as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

(6)  STOCK  BASED  COMPENSATION

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions) using the modified prospective method based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. As of the date of adoption of SFAS 123(R), the Company's options were fully granted and vested, and accordingly, there was no impact to the Company's consolidated financial position or results of operations.

In conjunction with SFAS 123(R), the Company also adopted FASB Staff Position ("FSP") SFAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in SFAS 123(R)" effective January 1, 2006. FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if (a) the award is a unilateral grant, and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows for the three or nine-month periods ended September 30, 2006.

In November 2005, the FASB issued final FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP provides an alternative method of calculating excess tax benefits (the Additional Paid-in Capital "APIC"pool) from the method defined in SFAS 123(R) for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS 123(R) or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS 123(R). We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not yet determined which method we will adopt, or the expected impact on our consolidated financial position or results of operations.

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

(7)  NEW  ACCOUNTING  PRONOUNCEMENTS

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

In  September  2006,  the  FASB  issued  FASB  Statement  No.  157,  Fair  Value
Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. are the wholly owned subsidiaries of Pathfinder Bank. At September 30, 2006, Pathfinder Bancorp, MHC, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.2% of the Company's common stock while the public held 35.8% of the Company's common stock.

The following discussion reviews the Company's financial condition at September 30, 2006 and the results of operations for the three and nine months ended
September  30,  2006  and  September  30,  2005.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at September 30, 2006, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Net income was $170,000, or $0.07 per diluted share, for the three months ended September 30, 2006 as compared to $116,000, or $0.05 per diluted share, for the same period in 2005. For the nine months ended September 30, 2006, the Company reported net income of $713,000, or $0.29 per diluted share as compared to $499,000, or $0.20 per diluted share, for the same period in 2005. The Company continued its efforts toward transforming its traditional thrift balance sheet with mostly residential loans as interest earning assets toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, commercial loans comprise 26.2% of the total gross loan portfolio for the nine months ended September 30, 2006, as compared to 25.0% of the portfolio in 2005. Asset quality continues to improve during 2006 as reflected by the improvement in the ratio of non-performing loans to period end loans to 0.69% at September 30, 2006, from 0.88% at September 30, 2005.

On April 23, 2006, Alliance Bank N.A. announced it had reached a definitive agreement to merge with the parent company of Oswego County National Bank
(OCNB). OCNB, formerly, Oswego County Savings Bank has been domiciled in the city of Oswego since its founding in 1870 and has been the primary local competitor for Pathfinder Bank. In management's view, the absorption of OCNB into Alliance Bank, a $900 million bank headquartered in Syracuse, NY, will provide both challenges and opportunities for Pathfinder Bank. The challenge will be the ability of a larger competitor to more actively and aggressively market within the primary business area of Pathfinder Bank. Opportunities exist, as management believes that it's unique competencies and differentiators are more closely matched by a locally domiciled bank, than one headquartered outside our primary market area. Opportunities may exist to garner additional business relationships with the traditional customer base of OCNB that is more apt to conduct its business with a local bank.

RESULTS  OF  OPERATIONS

The return on average assets and return on shareholders' equity were 0.23% and 3.21%, respectively, for the three months ended September 30, 2006, compared with 0.15% and 2.16%, respectively, for the three months ended September 30, 2005. During the third quarter of 2006, when compared to the third quarter of 2005, net interest income decreased $145,000, combined with a decrease in other income, exclusive of net gains on sales of securities and loans/real estate, by $26,000, or 4%, offset by a $102,000, or 4%, reduction in other expenses. No provision for loan losses was made in the quarter.

The return on average assets and return on shareholders' equity were 0.32% and 4.53%, respectively, for the nine months ended September 30, 2006, compared with 0.22% and 3.10%, respectively, for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net interest income decreased $409,000, or 6%, when compared to the nine months ended September 30, 2005. This decrease was offset by a reduction in other expenses of $311,000, or 4%, an increase in other income, exclusive of net gains on sales of securities and loans/real estate, of $140,000, or 9%, and a 90%, or $206,000, reduction in provision for loan losses.

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

For the three months ended September 30, 2006, net interest income, on a tax-equivalent basis, decreased to $2.1 million from $2.2 million, when compared to the same quarter of 2005. The Company's net interest margin for the third quarter of 2006 decreased to 3.11% from 3.21% when compared to the same quarter in 2005. Management expects continued margin compression to adversely impact earnings, as we anticipate the yield curve will continue to be flat or inverted over the near term. The decline in net interest income was attributable to the higher rates paid of 54 basis points on both deposits and borrowings, offset by an increase of 40 basis points in average interest-earning asset yields. Average interest-earning assets decreased 3% to $270.3 million for the three months ended September 30, 2006 as compared to $279.6 million for the three months ended September 30, 2005. The decrease in average interest-earning assets was primarily attributable to a $14.4 million decrease in investment securities, offset by a $5.0 million increase in loans receivable. Average interest-bearing liabilities decreased $9.7 million, and the cost of funds increased 54 basis points to 3.03% for the quarter ended September 30, 2006, from 2.49% for the same period in 2005. The decrease in the average balance of interest- bearing liabilities resulted primarily from an $8.3 million decrease in borrowed funds and a $1.4 million decrease in average deposits. The decrease in deposits principally occurred in the municipal money management accounts due to fluctuating deposit activities of the local municipal entities. The increase in cost of funds can be attributed to the 175 basis point increase in short-term interest rates over the past 12 months, combined with a change in the composition of deposits as $8.2 million in deposits shifted from lower cost savings accounts to higher cost certificates of deposit.

For the nine months ended September 30, 2006, net interest income, on a tax-equivalent basis, decreased $417,000, to $6.4 million, from $6.8 million for the nine months ended September 30, 2005. Net interest margin decreased 12 basis points, to 3.12% for the nine months ended September 30, 2006 from 3.24% for the nine months ended September 30, 2005. Average interest-earning assets decreased 3% to $273.1 million for the nine months ended September 30, 2006 as compared to $280.3 million for the nine months ended September 30, 2005, while the yield on interest-earning assets increased 36 basis points to 5.81% from 5.45% for the comparable periods. The decrease in average interest-earning assets was primarily attributable to an $8.3 million decrease in investment securities and a $3.3 million decrease in interest-earning deposits, partially offset by a $4.4 million increase in loans receivable. Average interest-bearing liabilities decreased $7.6 million while the cost of funds increased 52 basis points to 2.86% for the nine months ended September 30, 2006, from 2.34% for the same period in 2005. The decrease in the average balance of interest-bearing liabilities resulted from a $5.2 million decrease in average deposits and a $2.4 million decrease in borrowed funds.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2006 increased $137,000, or 4%, to $4.0 million from $3.9 million for the quarter ended September 30, 2005. The average balance of loans increased $5.0 million to $194.7 million, with yields increasing 29 basis points to 6.64% for the third quarter of 2006. Average commercial real estate loans increased $6.6 million, and the yield on those loans increased to 7.77% from 7.30% in 2005. Average commercial loans increased $2.5 million, and experienced an increase in the average yield of 19 basis points, to 8.59% from 8.40%, in 2005. Average consumer loans increased $915,000, or 5%, and experienced an increase in yield of 88 basis points. The increase in the yield on commercial and consumer loans was primarily the result of new loan originations occurring at market rates higher than the weighted average existing portfolio rate as well as the adjustable rate portions of the portfolios repricing upward in connection with Federal Reserve increases in the prime rate. Increases in the average balance of consumer and commercial loan portfolios were offset by decreases in the average balance of residential real estate loan portfolios and municipal loans. The average balance of the residential real estate portfolio decreased $4.1 million, or 3%, combined with a slight decrease in yield to 5.75% from 5.79% for the same period in 2005. The Company's municipal loan portfolio decreased $951,000, or 5%, when comparing the third quarter of 2006 to the same period in 2005. The average tax equivalent yield on the municipal loan portfolio increased to 5.87% in the third quarter of 2006 from 4.32% for the same period in 2005.

Average investment securities (taxable and tax-exempt) for the quarter ended September 30, 2006 decreased by $14.4 million when compared to the same period a year ago, with a decrease in tax-equivalent interest income from investments of $79,000, or 9%, compared to the third quarter of 2005. The average tax-equivalent yield of the portfolio increased 31 basis points, to 4.13% from 3.82%. The decrease in average investment securities was primarily due to the December 2005 sale of agency and municipal securities which had been purchased as collateral for the additional municipal deposit relationships acquired during 2004 and 2005. Additional securities were sold during the first and second quarters of 2006 following the decrease in municipal deposits.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2006 increased $442,000, or 4%, when compared to the nine months ended September 30, 2005. Average loans increased $4.4 million, with average yields increasing 27 basis points to 6.54% from 6.27%. The average balance of commercial real estate increased $4.9 million, with average yields increasing to 7.72% from 7.39%, average commercial loans increased $2.9 million, with average yields increasing to 8.16% from 7.31% and average consumer loans increased $764,000 with average yields increasing to 8.06% from 7.24% for the nine moths September 30, 2005. These increases were offset by decreases in the average balance of residential real estate and municipal loans of $3.5 million and $712,000, respectively.

For the nine months ended September 30, 2006, tax-equivalent interest income from investment securities decreased $109,000, or 4%, compared to the same period in 2005. The average tax-equivalent yield of the portfolio increased 22 basis points, to 4.06% from 3.84%, offset by an $8.3 million decrease in the average balance of investment securities.

INTEREST  EXPENSE

Total interest expense increased $283,000 for the three months ended September 30, 2006, when compared to the same quarter in 2005. Deposit expense for the comparable periods increased $315,000, or 30%, as the average rate paid on higher cost money management accounts increased 46 basis points to 2.52% in 2006 from 2.06% in 2005. The cost of time deposits also increased 86 basis points as existing time deposits matured and rolled over into higher cost deposits. In addition, the Bank introduced new higher cost promotional deposit products, combined with a 14% increase in the average balance of time deposit accounts to $104.7 million in 2006 from $92.2 million in 2005. The cost of other interest-bearing deposits increased slightly to 0.47% from 0.45%, offset by a 6%, or $4.8 million, decrease in the average balance of these deposits. Interest expense on borrowings decreased by $32,000, or 6%, from the prior period, resulting from a decrease in the average balance of borrowed funds of $8.3 million, or 17%, offset by an increase in the cost of borrowed funds to 5.42% from 4.75%. The increase in the cost of borrowings primarily resulted from an increase in the cost of the $5.0 million LIBOR (London Interbank Offered
Rate) based junior subordinated debentures to 8.88% from 6.91%. The cost of the junior subordinated debenture adjusts quarterly.

For the nine months ended September 30, 2006, interest expense increased $859,000, or 19%, to $5.5 million from $4.7 million for the same period in 2005. The average deposit balance decreased $5.2 million, offset by a 53 basis point increase in the cost of deposits to 2.41% from 1.88%. The cost of borrowed funds increased 53 basis points to 5.24% from 4.71%, partially offset by a decrease in the average balance of borrowed funds by $2.4 million, or 6%.

PROVISION  FOR  LOAN  LOSSES

No provision for loan losses was made for the quarter ended September 30, 2006 reflecting the Bank's improved asset quality. The Company's ratio of allowance for loan losses to period end loans has decreased to 0.83% at September 30, 2006 from 0.97% at September 30, 2005. Nonperforming loans to period end loans decreased to 0.68% at September 30, 2006 from 0.89% at September 30, 2005.

For the nine months ended September 30, 2006, the provision for loan losses was $23,000 as compared to $229,000 for the same period in 2005 primarily resulting from a decrease in the level of charge-offs to $86,000 for the nine months ended September 30, 2006 compared to $255,000 in 2005 and continued improvement in overall asset quality.

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees charged on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

                                           Three Months Ended September 30,
                                           2006    2005   $Change   % Change
-----------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts     $   338   $ 356   $   (18)   -5.1%
Loan servicing fees                          55      61        (6)   -9.8%
Earnings on bank owned life insurance        50      44         6    13.6%
Other operating income                      130     138        (8)   -5.8%
-----------------------------------------------------------------------------
Core other income                           573     599       (26)   -4.3%
Net gains/(losses) on sale of loans/
  foreclosed real estate                    (29)     42       (71) -169.0%
Net losses on sales of securities             -    (192)      192  -100.0%
-----------------------------------------------------------------------------
Total other income                      $   544   $ 449   $    95    21.2%
=============================================================================

                                         Nine Months Ended September 30,
                                           2006    2005   $Change   % Change
-----------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts     $ 1,059   $ 949   $   110    11.6%
Loan servicing fees                         160     146        14     9.6%
Earnings on bank owned life insurance       150     133        17    12.8%
Other operating income                      417     418        (1)   -0.2%
-----------------------------------------------------------------------------
Core other income                         1,786   1,646       140     8.5%
Net gains/(losses) on sale of loans/
  foreclosed real estate                   (34)      30       (64) -213.3%
Net losses on sales of securities           (9)    (192)      183   -95.3%
-----------------------------------------------------------------------------
Total other income                      $1,743   $1,484   $   259    17.5%
=============================================================================

For the three months ended September 30, 2006, core other income reflected a decrease of $26,000, or 4%, when compared with the three months ended September 30, 2005. Income from service charges on deposit accounts decreased primarily due to lower net collected fees on checking account activity. The decrease in other operating income primarily resulted from a decrease in fees associated with foreign ATM usage, partially offset by an increase in Pathfinder Bank debit card usage.

For the nine months ended September 30, 2006, core other income increased $140,000 or 9%, when compared with the nine months ended September 30, 2005. The increase was primarily due to a fee enhancement program on deposit accounts which began in the second quarter of 2005.

The increase in the net losses on sales of loans/foreclosed real estate for the three and nine month period was the result of the sale of four ORE properties in the third quarter of 2006. Additionally, a gain on the sale of loans was recorded in the third quarter of 2005. There were no loan sales during the first nine months of 2006.

The decrease in the net losses on sales of investment securities for the three and nine month period was primarily due to a $192,000 other than temporary impairment charge recorded in the third quarter of 2005, with no similar charges taken in 2006.

NONINTEREST  EXPENSES

The following table sets forth certain information on noninterest expense for the periods indicated:

                                       Three Months Ended September 30,
                                       2006    2005   $Change   % Change
--------------------------------------------------------------------------
(Dollars in thousands)
Salaries and employee benefits      $ 1,307  $1,290  $    17      1.3%
Building occupancy                      291     318      (27)    -8.5%
Data processing                         328     325        3      0.9%
Professional and other services         121     172      (51)   -29.7%
Amortization of intangible assets        55      55        -      0.0%
Other operating                         289     333      (44)   -13.2%
-------------------------------------------------------------------------
Total noninterest expense           $ 2,391  $2,493  $  (102)    -4.1%
-------------------------------------------------------------------------


                                       Nine Months Ended September 30,
                                       2006    2005   $Change   % Change
------------------------------------------------------------------------
(Dollars in thousands)
Salaries and employee benefits      $ 3,765  $3,807  $   (42)    -1.1%
Building occupancy                      913     880       33      3.8%
Data processing                         958     964       (6)    -0.6%
Professional and other services         352     572     (220)   -38.5%
Amortization of intangible assets       166     166        -      0.0%
Other operating                         958   1,034      (76)    -7.4%
-------------------------------------------------------------------------
Total noninterest expense           $ 7,112  $7,423  $  (311)    -4.2%
=========================================================================

Total noninterest expense decreased $102,000 for the three months ended September 30, 2006, when compared to the same quarter of 2005. The decrease in building occupancy expense for the three months ended September 30, 2006, was primarily the result of a reduction of machine maintenance expenses and nonrecurring expenses associated with branch facility improvements in 2005. The decrease in professional and other expenses for the three-month period ending September 30, 2006, was primarily due to costs associated with a company wide leadership training program and process improvement initiatives that occurred in 2005. The decrease in other operating expenses was primarily attributable to lower expenses associated with foreclosed real estate, a reduction in office supplies and a reduction in costs associated with home equity loan originations.

Total noninterest expense decreased $311,000 for the nine months ended September 30, 2006 when compared to the same period of 2005. The reduction in salaries and employee benefits was primarily due to a personnel realignment in December 2005 and a reduction of expenses recognized on the employee stock ownership plan. These reductions were offset by an increase in staffing costs for the new branch that opened in June of 2005. The decrease in professional and other services was primarily due to the 2005 expenses associated with the leadership training program and process improvement initiatives. The reduction in other operating expenses was primarily due to a reduction in office supply expenses, lower expenses associated with home equity loan origination costs and mortgage recording tax expenses, a reduction in expenses on ORE property due to the number of foreclosed properties held and the recording of gains recognized on the sale of fixed assets. Building occupancy costs increased primarily due to the full nine months of operation of the new Central Square branch which opened in June 2005, combined with increased depreciation expenses.

INCOME TAX EXPENSE

Income taxes increased $89,000 and $153,000 for the quarter ended and nine months ended September 30, 2006, respectively, as compared to the same period in 2005. These increases were attributable to an increase in the Company's pre-tax income and a decrease in tax-exempt interest income. The effective tax rate was 19.0% for the three months and 17.2% for the nine months ended September 30, 2006. The Company continues to strive to reduce its tax rate from the statutory rate of 34% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies. The enactment of proposed state tax legislation, which would limit the benefit derived from Real Estate Investment Trusts, would result in a higher effective state tax rate for the Company, if passed.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased to $298.0 million at September 30, 2006 from $296.9 million at December 31, 2005. Loans receivable increased $7.9 million, or 4%, offset by a decrease in investment securities of $5.2 million and a $1.9 million reduction in other assets. The increase in loans receivable was primarily the result of a $5.0 million increase in commercial real estate, a $1.9 million increase in commercial loans and a $1.3 million increase in consumer loans. The decrease in investment securities was primarily the result of amortization and prepayments within the mortgage-backed securities and government and agencies portfolio.

At September 30, 2006, the securities balance included a net unrealized loss on available for sale securities of $1.6 million, as compared to a net unrealized loss of $2.2 million at December 31, 2005. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 8% of the book value of the Company. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

The decrease in other assets is primarily due to the elimination of inter-company balances between the Bank and the Company which were paid off by the origination of two commercial loans in May of 2006.

LIABILITIES

Total liabilities increased slightly to $276.6 million at September 30, 2006 from $276.0 million at December 31, 2005. The slight increase in liabilities was due to a $1.5 million increase in non-interest bearing deposits and a $1.3 million increase in short-term borrowings, offset by a $2.0 million decrease in long-term borrowings. Short-term borrowings were increased to replace deposit outflows from municipal customers. The increase in non-interest bearing deposits was primarily attributable to new business account relationships and the opening of the new Central Square branch in June of 2005.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                   For the Period Ending
---------------------------------------------------------------------------------------------------
(Dollars in thousands)                               September 30,    December 31,    September 30,
                                                         2006             2005            2005
---------------------------------------------------------------------------------------------------
Nonaccrual loans:
Commercial                                          $          468   $         757   $        336
Consumer                                                       130              89            126
Real estate -  Construction                                      0               0              0
               Mortgage                                        749             834          1,179
----------------------------------------------------------------------------------------------------
Total nonaccrual loans                                       1,347           1,680          1,641
Loans past due 90 days or more and still accruing                0               0              0
----------------------------------------------------------------------------------------------------
Total non-performing loans                                   1,347           1,680          1,641
Foreclosed real estate                                         497             743            935
----------------------------------------------------------------------------------------------------
Total non-performing assets                         $        1,844   $       2,423   $      2,576
====================================================================================================
Non-performing loans to total loans                           0.68%           0.89%          0.88%
Non-performing assets to total assets                         0.62%           0.82%          0.85%
====================================================================================================


Total nonperforming loans and foreclosed real estate at September 30, 2006 decreased 19.8% when compared to December 31, 2005. The sharp decrease in commercial nonaccrual loans is a result of the workout of one commercial loan relationship and the foreclosure on the real estate of another relationship. No loss of principle or interest was recognized from either situation. Nonperforming loans continued to be addressed primarily through increased collection efforts and foreclosure proceedings. The decrease in foreclosed real estate is a result of a conscious effort on the bank's part to aggressively market foreclosed properties and reduce the amount of time that they are being carried. Management believes that adequate reserves exist for potential losses that may occur.

The allowance for loan losses at September 30, 2006 was $1.6 million, or 0.83% of period end loans, compared to $1.7 million, or 0.89% of period end loans, at December 31, 2005.

CAPITAL

Shareholders' equity increased $437,000, or 2%, to $21.4 million at September 30, 2006. The increase in shareholders' equity primarily resulted from a $308,000 reduction in accumulated other comprehensive loss and $118,000 in retained earnings. The Company added $713,000 to retained earnings through net income and returned $595,000 to its shareholders in the form of cash dividends. The Company's mutual holding company parent, Pathfinder Bancorp, MHC accepted the dividend for the quarter ended September 30, 2006.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2006, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Asset Liability Management Committees of the Company are responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2006, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Since June of 2004, the Federal Reserve has raised its key short-term interest rate 425 basis points. Net interest margin compression has resulted as the yield curve flattened from sharp increases in short-term interest rates while longer-term rates have remained relatively stable. Management will continue to seek to minimize any reduction in net interest income in a period of rising short-term interest rates to the extent that it can resist raising its cost of funds during this period. The Company is continuing to explore transactions and strategies to both increase its net interest income and minimize its interest rate risk.

GAP ANALYSIS. At September 30, 2006, the total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $31.4 million, representing a cumulative one-year gap ratio of a negative 10.56%.

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

                      Percentage      Percentage
Change in    NPV       Change in      Change in
Interest   Capital   Net Interest   Net Portfolio
Rates       Ratio       Income          Value
--------------------------------------------------
 300          7.23%        -17.64%         -33.70%
 200          8.23%        -11.60%         -22.82%
 100          9.21%         -5.72%         -11.48%
   0           ----           ----            ----
-100         10.66%          2.71%           7.40%
-200         10.58%          2.00%           8.44%
-300         10.14%         -0.65%           5.64%

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


     PATHFINDER BANCORP, INC.
     ------------------------
           (Registrant)


November 14, 2006        /s/ Thomas W. Schneider
-----------------        -----------------------
Date:                    Thomas W. Schneider
                         President, Chief Executive Officer


November 14, 2006        /s/ James A. Dowd
-----------------        ----------------
Date:                    James A. Dowd
                         Senior Vice President, Chief Financial Officer

EXHIBIT 31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Thomas W. Schneider certify that:

1. I have reviewed the September 30, 2006 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


November 14, 2006         /s/ Thomas W. Schneider
-----------------         -----------------------
Date                      Thomas W. Schneider
                          President and Chief Executive Officer

EXHIBIT 31.2

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, James A. Dowd certify that:

1. I have reviewed the September 30, 2006 quarterly report on Form 10-Q of Pathfinder Bancorp, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


November 14, 2006         /s/ James A. Dowd
-----------------         -----------------
Date                      James A. Dowd
                          Senior Vice President and Chief Financial
                            Officer

EXHIBIT 32.1

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2006 and that to the best of his knowledge:

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





November 14, 2006             /s/ Thomas W. Schneider
-----------------             -----------------------
Date                          Thomas W. Schneider
                              President and Chief Executive Officer


November 14, 2006             /s/ James A. Dowd
-----------------             -----------------
Date                          James A. Dowd
                              Senior Vice President and Chief Financial
                              Officer