Form 10-K
period 2006-12-31
PATHFINDER BANCORP INC
filed 2007-04-02
CIK 1046188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________
                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d.) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _______ to _______

                          COMMISSION FILE NUMBER: 23601
                                                  -----

                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

          FEDERAL                                   16-1540137
---------------------------------     -------------------------------------
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

Securities Registered Pursuant
to Section 12(b) of the Act:     Common Stock, par value $.01 per share
                                 ---------------------------------------
                                 Name of Exchange on which Registered:
                                        Nasdaq Capital Market

Securities Registered Pursuant
to Section 12(g) of the Act:     None

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

Large  Accelerated Filer [] Accelerated Filer []  Non-Accelerated  Filer  [X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as defined  in  Rule  12b-2  of  the  Exchange  Act).
Yes  [  ]       No  [X]

     As of March 15, 2007, there were 2,970,819 shares issued and 2,483,532 shares outstanding of the Registrant's Common Stock.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the Nasdaq Capital Market was approximately $10,708,298. Revenues for the years 2005 and 2006 were less than $25 million. The Company will file its annual and quarterly reports in 2007 as a Small Business Issuer.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                             TABLE OF CONTENTS

                                         FORM 10-K ANNUAL REPORT
                                            FOR THE YEAR ENDED
                                            DECEMBER 31, 2006
                                         PATHFINDER BANCORP, INC.
                                                                            Page
PART I


          Item 1.   Business                                                   1
          Item 1A.  Risk Factors                                               9
          Item 1B.  Unresolved Staff Comments                                 11
          Item 2.   Properties                                                12
          Item 3.   Legal Proceedings                                         12
          Item 4.   Submission of Matters to a Vote of Security Holders       12

PART II
          Item 5.   Market for the Registrant's Common Equity, Related        13
                      Stockholder Matters and Issuer Purchases of
                      Equity Securities
          Item 6.   Selected Financial Data                                   15
          Item 7.   Management's Discussion and Analysis of Financial         16
                      Condition and Results of Operations
          Item 7A.  Quantitative and Qualitative Disclosures about            34
                      Market Risk
          Item 8.   Financial Statements and Supplementary Data               37
          Item 9.   Changes In and Disagreements With Accountants on          70
                      Accounting and Financial Disclosure
          Item 9A.  Controls and Procedures                                   70
          Item 9B.  Other Information                                         70

PART III
          Item 10.  Directors, Executive Officers and Corporate Governance    71
          Item 11.  Executive Compensation                                    71
          Item 12.  Security Ownership of Certain Beneficial Owners and       71
                      Management and Related Stockholder Matters
          Item 13.  Certain Relationships and Related Transactions, and       71
                      Director Independence
          Item 14.  Principal Accountant Fees and Services                    71

PART IV
          Item 15.  Exhibits and Financial Statement Schedules                72


PART  I

ITEM  1:  BUSINESS

GENERAL

PATHFINDER  BANCORP,  INC.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust I. The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). At December 31, 2006, the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 883,093 shares of Common Stock (the "Minority Shareholders"). At December 31, 2006, Pathfinder Bancorp, Inc. had total assets of $301.4 million, total deposits of $245.6 million and shareholders' equity of $20.9 million.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

PATHFINDER  BANK

The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank operates from its main office as well as six full-service offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a customer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, the county in which it operates.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate. At December 31, 2006, $158.2 million, or 78% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $117.7 million, or 74%, were loans secured by one- to four-family residences and $40.5 million, or 26%, were secured by commercial real estate. Additionally, $18.0 million, or 11%, of total real estate loans, were secured by second liens on residential properties that are classified as consumer loans. The Bank also originates commercial and consumer loans that totaled $23.0 and $3.2 million, respectively, or 13%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, in October of 2002. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area.

In April 1999, the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2006, Pathfinder REIT, Inc. held $26.5 million in mortgages and mortgage related assets. Recent legislation proposed by the New York State legislature may significantly impact the tax treatment accorded REITs. Enactment of this legislation would increase the state tax rate for the Company. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

--------------------------------------------------------------------------------

The Bank also has 100% ownership in Whispering Oaks Development Corp., which was originally formed to develop the Whispering Oaks real estate subdivision in Baldwinsville, New York. The Bank gained title to the Whispering Oaks real estate subdivision through foreclosure. The Whispering Oaks real estate subdivision has been fully developed. The subsidiary is retained, however, in case the need to operate or develop other foreclosed real estate emerges.

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

REGULATION  AND  SUPERVISION

GENERAL

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund ("DIF "). The DIF is a merger of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). This merger was made effective March 31, 2006. The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent of the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and is subject to certain regulations by the Federal Home Loan Bank System. On July 19, 2001 the Company and the Mutual Holding Company completed their conversion to federal charters. Consequently, they are subject

--------------------------------------------------------------------------------
to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

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

INSURANCE  OF  ACCOUNTS  AND  REGULATION  BY  THE  FDIC

The Bank is a member of the DIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006, and gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The reform legislation provides a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed:
combines the BIF and SAIF to form a single Deposit Insurance Fund; increase deposit insurance to $250,000 for Individual Retirement Accounts; and authorizes inflation-based increases in deposit insurance on other accounts every 5 years, beginning in 2001. In connection with the reform act of 2005, the Company has received communication from the FDIC disclosing how insurance premiums will be calculated for 2007 and forward, as well as the preliminary statement of one-time assessment credit. Management estimates that this one time credit will offset premiums assessed, beginning in July 2007, for a period of approximately 18-21 months.

REGULATORY  CAPITAL  REQUIREMENTS

The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by

--------------------------------------------------------------------------------
allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

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

LIMITATIONS  ON  DIVIDENDS  AND  OTHER  CAPITAL  DISTRIBUTIONS

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state law and regulation, or
(ii) the amount of the Bank's liquidation account established in connection with the reorganization undertaken in 1997.

PROMPT  CORRECTIVE  ACTION

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio that is lessthan 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances);
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Based on the foregoing, the Bank currently meets the criteria to be classified as a "well capitalized" savings institution.

--------------------------------------------------------------------------------

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

Further, Section 22(h) of the Federal Reserve Act and its implementing regulations restrict a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

FEDERAL  RESERVE  SYSTEM

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts). At December 31, 2006, the Bank was in compliance with these reserve requirements.

FEDERAL  COMMUNITY  REINVESTMENT  REGULATION

Under the Community Reinvestment Act, as amended (the "CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating was "satisfactory."

NEW  YORK  STATE  COMMUNITY  REINVESTMENT  REGULATION

The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated

--------------------------------------------------------------------------------
teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

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

SARBANES-OXLEY  ACT  OF  2002

The  Sarbanes-Oxley  Act  of  2002  was  signed  into law on July 30, 2002.  The
Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, the Company Chief Executive Officer and Chief Financial Officer are each required to certify that the company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We will be subject to further reporting requirements with the year ending December 31, 2007 under the provisions of Section 404 of the Sarbanes-Oxley Act. Recently revised dates for compliance with Section 404 have given non-accelerated filers some relief by extending the date for compliance with auditor attestation requirements to the year ending December 31, 2008. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

The  Company  maintains an Internet website located at www.pathfinderbank.com on
                                                       ----------------------
which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company has also made available on its website its Audit Committee Charter, Compensation Committee Charter, Governance Guidelines and Code of Ethics. These reports are made available as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission.

The Company's Annual Report on Form 10-K may be accessed on the Company's website at www.pathfinderbank.com.
             ----------------------

FEDERAL  AND  STATE  TAXATION

FEDERAL  TAXATION

The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

--------------------------------------------------------------------------------

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

The Internal Revenue Service has examined the federal income tax return for the fiscal year ended 1992. New York State has examined fiscal year-end tax returns through 2000. See Note 13 to the Financial Statements.

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

CHANGES  IN  INTEREST  RATES  CAN  HAVE  AN  ADVERSE  EFFECT  ON  PROFITABILITY

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits,
(ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's assets and liabilities. If the interest

--------------------------------------------------------------------------------
rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

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

The Company maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. In addition, regulatory agencies review the Company's allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in the Company's allowance for loan losses would reduce its earnings.

EXTENSIVE REGULATION AND SUPERVISION

The Company, primarily through its principal subsidiaries, Pathfinder Bank and Pathfinder Commercial Bank, and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the "Regulation and Supervision" section in Item 1, "Business" and Note 17 to consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data", which are located elsewhere in this report.

--------------------------------------------------------------------------------

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

--------------------------------------------------------------------------------

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, and six full service branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2006. The aggregate net book value of the Bank's premises and equipment was $7.6 million at December 31, 2006. For additional information regarding the Bank's properties, see Note 7 to Notes to Consolidated Financial Statements.


LOCATION                         OPENING DATE  OWNED/LEASED
-----------------------------------------------------------
Main Office                           1874       Owned
214 West First Street
Oswego, New York  13126

Plaza Branch                          1989       Owned (1)
Roue 104, Ames Plaza
Oswego, New York  13126

Mexico Branch                         1978       Owned
Norman and Main Streets
Mexico, New York 13114

Oswego East Branch                    1994       Owned
34 East Bridge Street
Oswego, New York  13126

Lacona Branch                         2002       Owned
1897 Hardwood Drive
Lacona, New York  13083

Fulton Branch                         2003       Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch                 2005       Owned
3025 East Ave
Central Square, New York  13036

     (1)  The building  is  owned;  the  underlying  land  is  leased  with  an annual  rent  of  $21,000
     (2)  The building  is  owned;  the  underlying  land  is  leased  with  an annual  rent  of  $27,000

ITEM  3:  LEGAL  PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved incident to the Company's business. In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted during the fourth quarter of fiscal 2006 to a vote of the Company's shareholders.

--------------------------------------------------------------------------------

PART  II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the Nasdaq Capital Market under the symbol "PBHC". There were 499 shareholders of record as of March 9, 2007. The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:


                                        DIVIDEND
QUARTER ENDED:         HIGH      LOW        PAID
-----------------------------------------------

December 31, 2006   $16.000  $13.037  $  0.1025
September 30, 2006   14.370   11.700     0.1025
June 30, 2006        13.070   11.750     0.1025
March 31, 2006       14.130   11.000     0.1025
-----------------------------------------------
December 31, 2005   $15.050  $12.360  $  0.1025
September 30, 2005   15.250   13.050     0.1025
June 30, 2005        18.000   14.250     0.1025
March 31, 2005       17.950   16.250     0.1025

PERFORMANCE  GRAPH

Set forth hereunder is a performance graph comparing (a) the total return on the Common Stock for the period beginning on December 31, 2001 through December 31, 2006, (b) the cumulative total return on stocks included in the Nasdaq Composite Index over such period, and (c) the yearly cumulative total return on stocks included in the SNL Thrift Index over such period. The cumulative total return on the Common Stock was computed assuming the reinvestment of cash dividends during the fiscal year.

     There can be no assurance that the Common Stock's performance will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

--------------------------------------------------------------------------------

                               [GRAPHIC OMITED]


                                            Period Ending
                         -----------------------------------------------------------
------------------------------------------------------------------------------------
Index                    12/31/01  12/31/02  12/31/03  12/31/04  12/31/05  12/31/06
Pathfinder Bancorp, Inc    100.00    113.55    146.14    135.86    108.18    111.48
NASDAQ Composite           100.00     68.76    103.67    113.16    115.57    127.58
SNL Thrift Index           100.00    119.29    168.88    188.16    194.80    227.07

DIVIDENDS AND DIVIDEND HISTORY

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions. The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend. The election to waive the dividend receipt requires prior non-objection of the Office of Thrift Supervision. Pathfinder Bancorp, M.H.C. elected to waive its dividend for the quarters ended March 31, 2006 and September 30, 2006. During 2007, Pathfinder Bancorp, M.H.C. expects to waive two quarterly dividends.

--------------------------------------------------------------------------------

ITEM  6:  SELECTED  FINANCIAL  DATA

Pathfinder Bancorp, Inc. ("the Company") is the parent company of Pathfinder Bank and Pathfinder Statutory Trust I. Pathfinder Bank has three operating subsidiaries - Pathfinder Commercial Bank, Pathfinder REIT, Inc., and Whispering Oaks Development Corp.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                  2006       2005       2004       2003       2002
-----------------------------------------------------------------------------------------------------
YEAR END (In thousands)
Total assets                                    $301,382   $296,948   $302,037   $277,940   $279,056
Loans receivable, net                            201,713    187,889    185,125    187,002    179,001
Deposits                                         245,585    236,377    236,672    206,894    204,522
Equity                                            20,850     20,928     21,826     21,785     23,230

FOR THE YEAR (In thousands)
Net interest income                             $  8,326   $  8,742   $  8,905   $  9,337   $  8,789
Noninterest income                                 2,635      2,040      3,047      2,608      2,094
Core noninterest income (a)                        2,416      2,333      1,996      1,740      1,511
Noninterest expense                                9,668     10,060      9,307      9,094      7,964
Net income                                         1,028        462      1,405      1,652      1,156

PER SHARE
Net income (basic)                              $   0.42   $   0.19   $   0.58   $   0.68   $   0.45
Book value                                          8.45       8.50       8.91       8.96       8.90
Tangible book value (b)                             6.82       6.77       7.04       7.03       7.02
Cash dividends declared                            0.410      0.410      0.405       0.40       0.30

RATIOS
Return on average assets                            0.34%      0.15%      0.47%      0.59%      0.45%
Return on average equity                            4.86       2.16       6.45       7.61       5.01
Return on average tangible equity (b)               6.04       2.72       8.17       9.77       7.03
Average equity to average assets                    7.03       6.95       7.29       7.77       8.94
Dividend payout ratio (c)                          66.73     147.84      47.54      39.41      36.76
Allowance for loan losses to loans receivable       0.74       0.89       0.98       0.91       0.82
Net interest rate spread                            2.92       3.07       3.22       3.53       3.47
Noninterest income to average assets                0.87       0.66       1.02       0.93       0.81
Core noninterest income to average assets (a)       0.80       0.76       0.67       0.62       0.59
Noninterest expense to average assets               3.21       3.28       3.12       3.26       3.09
Efficiency ratio (d)                               88.19      93.30      77.87      76.13      73.18

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

--------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is deconsolidated for reporting purposes (see Note 10). Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At December 31, 2006, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.2% of the Company's outstanding common stock and the public held 35.8%.

On March 22, 2007, the Company entered into a trust preferred issuance for $5.0 million, adjustable quarterly at a spread over LIBOR. The Company intends to use all the proceeds from the issuance to retire its existing trust preferred obligation on June 27th, 2007, at its first call date.

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

The Company carries all of its security investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at December 31, 2006, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

The Company opened a full service branch in Central Square, New York in June of 2005. Total deposits for this branch were $11.0 million at December 31, 2006, as compared to $6.3 million at December 31, 2005. Total deposits for the Company increased 4%, to $245.6 million at December 31, 2006, while the average balance of deposits decreased $1.5 million to $238.4 million at December 31, 2006. The Company will continue to focus on building its market share in Central Square and developing more core deposit relationships in its existing markets during 2007.

Total assets increased 2%, primarily in the loan portfolio and interest-earning deposits. The loan portfolio increased 7% as net growth in the commercial real estate, commercial and consumer loan portfolios was partially offset by a decrease in the residential real estate portfolio. Asset quality continued to

--------------------------------------------------------------------------------
improve during 2006. The ratio of nonperforming assets to total assets was 0.58% at December 31, 2006 compared to 0.82% in the prior year. The improvement in asset quality is attributable to the enhancement of collection procedures. The Company expects to concentrate on continued commercial mortgage and commercial loan portfolio growth during 2007.

Net income for 2006 was $1.0 million, or $0.42 per share, as compared to $462,000, or $0.19 per share, in 2005. An improvement in asset quality, increased service charges on deposit accounts, a reduction in noninterest expenses and an increase in net gains on investment securities contributed to the increase in net income from 2005. Net interest margin compression negatively impacted earnings during 2006.

The Company experienced net interest margin compression to 3.10% in 2006 from 3.21% in 2005. Net interest income decreased 5% to $8.3 million for the year ended December 31, 2006. Beginning in June 2004, the Federal Reserve has increased its target for federal funds rate numerous times. While these short-term market interest rates have increased, longer-term market interest rates have remained relatively unchanged. This "flattening" of the market yield curve has had a negative impact on the Company's interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on deposits and borrowings continue to reprice upwards faster than the rates on longer-term loans and investments, the Bank will continue to experience compression of its net interest rate spread and net interest margin, which would result in a negative impact on the Company's profitability. The Company has implemented an asset/liability management strategy to address the current interest rate environment, including the growth of the more rate sensitive commercial real estate and commercial loan portfolio, and increasing core deposit relationships and strategies to mitigate the rising cost of deposits.

The Company's efforts to enhance other income during 2006 by increasing the customer deposit base and increasing overdraft, returned check and non-sufficient fund charges to be more reflective with local competition resulted in a 6% increase in service charges on deposit accounts during 2006. The Company continues to explore cost saving strategies to minimize the growth of operating expenses. The Company's efforts resulted in a reduction in noninterest expense of $392,000, or 3.9%, when comparing current year operating expense levels to the prior year. The expense reductions were achieved while operating the new Central Square branch for a full year in 2006.

RESULTS  OF  OPERATIONS

Net income for 2006 was $1.0 million, an increase of $566,000, or 123%, compared to net income of $462,000 for 2005. Basic earnings per share increased to $0.42 per share for the year ended December 31, 2006 from $0.19 per share for the year ended December 31, 2005. Return on average equity increased to 4.86% in 2006 from 2.16% in 2005.

Net interest income, on a tax equivalent basis, decreased $467,000, or 5%, primarily resulting from interest rate spread compression as shorter term funding sources are repricing into higher rates faster than longer term assets. Provision for loan losses at December 31, 2006 decreased 93% reflecting improved asset quality during 2006 and fewer charge-offs. The Company experienced a 4% increase in noninterest income, exclusive of securities gains and losses, primarily attributable to increased deposit levels and the related service charges associated with checking accounts, combined with an increase in the value of bank owned life insurance and commercial loan fees. Noninterest expense decreased 4% due to a reduction in personnel expense, decreased professional and other services and other expenses.

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

Net interest income, on a tax-equivalent basis, decreased $467,000, or 5%, to $8.5 million for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The Company's net interest margin for 2006 decreased to

--------------------------------------------------------------------------------

3.10% from 3.21% in 2005. The decrease in net interest income is attributable to increased costs of interest-bearing liabilities and was partially offset by an increase in the yields on interest earning assets. The average balance of interest-earning assets decreased $5.4 million, or 2%, during 2006 and the average balance of interest-bearing liabilities decreased by $6.7 million, or 3%. The decrease in the average balance of interest-bearing liabilities primarily resulted from a $3.8 million, or 9%, decrease in the average balance of borrowed funds and a $2.9 million, or 1% decrease in the average balance of deposits. Interest income, on a tax-equivalent basis, increased $720,000 during 2006, as the yield on interest earning assets increased to 5.86% in 2006 from 5.49% in 2005. Interest expense on deposits increased $1.2 million, or 27%, as the cost of deposits rose to 2.52% in 2006 from 1.96% in 2005. In addition to the increase in the cost of deposits, interest expense on borrowings also increased by $19,000, or 1%, from the prior year.

In comparison, net interest income decreased $106,000, or 1%, on a tax-equivalent basis, from 2004 to 2005. The decrease in net interest income was comprised of an increase in interest expense of $783,000, or 14%, partially offset by an increase in interest income of $677,000, or 5%. The average balance of interest-earning assets grew $8.2 million during 2005 and the average balance of interest-bearing liabilities increased by $7.8 million. The increase in the average balance of interest-bearing liabilities primarily resulted from attracting new municipal deposit customers. The decrease in the average yield on interest-earning assets by 60 basis points resulted from the downward repricing of loans from refinancing and originations in the lower interest rate environment and the purchase of $35.6 million in investment securities at lower yields than the existing portfolio.

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

                                                              For the Years Ended December 31,
                                           -------------------------------------------------------------
                                                        2006                              2005
                                           -------------------------------------------------------------
                                                                   Average                       Average
                                             Average                Yield /   Average              Yield/
(Dollars in thousands)                       Balance    Interest     Cost     Balance   Interest    Cost
--------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Real estate loans residential              $119,417   $   6,876     5.76%  $121,875   $  7,092    5.82%
  Real estate loans commercial                 35,076       2,705     7.71%    29,385      2,181    7.42%
  Commercial loans                             19,961       1,574     7.88%    17,563      1,135    6.46%
  Consumer loans                               20,153       1,641     8.14%    19,257      1,418    7.36%
  Taxable investment securities                66,788       2,656     3.97%    74,496      2,728    3.66%
  Tax-exempt investment securities             10,240         482     4.70%    13,202        681    5.16%
  Interest-earning deposits                     1,779          92     5.12%     3,041         71    2.33%
--------------------------------------------------------------------------------------------------------
    Total interest-earning assets            $273,414   $  16,026     5.86%  $278,819   $ 15,306    5.49%
Noninterest-earning assets:
  Other assets                                 31,600                          31,455
  Allowance for loan losses                    (1,661)                         (1,835)
  Net unrealized losses
    on available for sale securities           (2,142)                         (1,307)
--------------------------------------------------------------------------------------------------------
    Total  Assets                            $301,211                        $307,132
========================================================================================================
Interest-bearing liabilities:
  NOW accounts                               $ 21,094   $     102     0.48%  $ 19,877   $    107    0.54%
  Money management accounts                    13,318         110     0.83%    16,096        138    0.86%
  MMDA accounts                                20,608         786     3.81%    25,284        697    2.76%
  Savings and club accounts                    58,997         266     0.45%    65,558        291    0.44%
  Time deposits                               103,596       4,223     4.08%    93,732      3,086    3.29%
  Junior subordinated debentures                5,155         448     8.57%     5,155        351    6.72%
  Borrowings                                   33,589       1,608     4.79%    37,348      1,686    4.51%
--------------------------------------------------------------------------------------------------------
    Total Interest-bearing liabilities       $256,357   $   7,543     2.94%  $263,050   $  6,356    2.42%
--------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposits                              20,745                          19,324
  Other liabilities                             2,943                           3,416
--------------------------------------------------------------------------------------------------------
    Total liabilities                         280,045                         285,790
--------------------------------------------------------------------------------------------------------
Shareholders' equity                           21,166                          21,342
    Total liabilities & shareholders' equity $301,211                        $307,132
========================================================================================================
Net interest income                                     $   8,483                       $  8,950
Net interest rate spread                                              2.92%                         3.07%
Net interest margin                                                   3.10%                         3.21%
--------------------------------------------------------------------------------------------------------
Ratio of average interest-earning assets
  to average interest-bearing liabilities                           106.65%                       105.99%
--------------------------------------------------------------------------------------------------------

                                                         2004
                                           ------------------------------
                                                                 Average
                                            Average               Yield/
(Dollars in thousands)                      Balance   Interest     Cost
-------------------------------------------------------------------------
Interest-earning assets:
  Real estate loans residential              $124,734   $  7,491     6.01%
  Real estate loans commercial                 30,958      2,254     7.28%
  Commercial loans                             16,060        901     5.61%
  Consumer loans                               17,427      1,194     6.85%
  Taxable investment securities                65,480      2,220     3.39%
  Tax-exempt investment securities              8,603        488     5.67%
  Interest-earning deposits                     7,338         81     1.10%
-------------------------------------------------------------------------
    Total interest-earning assets            $270,600   $ 14,629     5.41%
Noninterest-earning assets:
  Other assets                                 30,236
  Allowance for loan losses                    (1,792)
  Net unrealized gains
    on available for sale securities             (515)
-------------------------------------------------------------------------
    Total  Assets                            $298,529
=========================================================================
Interest-bearing liabilities:
  NOW accounts                               $ 20,808   $    135     0.65%
  Money management accounts                    14,459        167     1.15%
  MMDA accounts                                26,316        400     1.52%
  Savings and club accounts                    68,046        453     0.67%
  Time deposits                                82,769      2,484     3.00%
  Junior subordinated debentures                5,155        251     4.80%
  Borrowings                                   37,674      1,683     4.47%
-------------------------------------------------------------------------
    Total Interest-bearing liabilities       $255,227   $  5,573     2.18%
-------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposits                              17,974
  Other liabilities                             3,556
-------------------------------------------------------------------------
    Total liabilities                         276,757
-------------------------------------------------------------------------
Shareholders' equity                           21,772
    Total liabilities & shareholders' equity $298,529
=========================================================================
Net interest income                                     $  9,056
Net interest rate spread                                             3.22%
Net interest margin                                                  3.35%
-------------------------------------------------------------------------
Ratio of average interest-earning assets
  to average interest-bearing liabilities                          106.02%
-------------------------------------------------------------------------

INTEREST  INCOME

Changes in interest income are derived as a result of the volume of loans and securities, as measured by changes in the respective average balance and by the related yields on those balances. Interest income on a tax-equivalent basis increased $720,000, or 5%. Average loans increased 3% in 2006, with yields

--------------------------------------------------------------------------------
increasing 29 basis points to 6.58%. The Company's average residential mortgage loan portfolio decreased $2.5 million, or 2%, when comparing the year 2006 to 2005. The average yield on the residential mortgage loan portfolio decreased 6 basis points to 5.76% in 2006 from 5.82% in 2005. An increase in the average balance of consumer loans of $896,000, or 5%, resulted from an increase in home equity loans. The average yield increased 78 basis points, to 8.14% from 7.36% in 2005, primarily resulting from the increase in home equity loans, which are based on the Bank's prime rate. Average commercial loans increased 14% while the tax-equivalent yield increased 143 basis points to 7.89% in 2006 compared to 6.46%, in 2005.

Average loans decreased $1.1 million in 2005, with average yields increasing 3 basis points to 6.29%. The interest income on loans decreased $14,000 in 2005 compared to 2004. For the comparable periods, average residential mortgage loans decreased $2.9 million, or 2% and average commercial mortgage loans decreased by $1.6 million, or 5%. These decreases were partially offset by increases in average consumer loans of $1.8 million, or 11% and average commercial loans of $1.5 million, or 9%.

Interest income on investment securities decreased 8% from 2005, resulting from a decrease in the average balance of investment securities (taxable and tax-exempt) by $10.7 million, or 12%, to $77.0 million in 2006 from $87.7 million in 2005. The decrease in the average balance of investment securities is primarily the result of cash flows generated from security portfolio maturities, amortization and sales being utilized to fund loan portfolio growth. The tax-equivalent yield increased 19 basis points to 4.08% in 2006 from 3.89% in 2005.

Average investment securities (taxable and tax-exempt) in 2005 increased by $13.6 million, with an increase in tax-equivalent interest income from investments of $701,000, or 26%, compared to 2004. The average tax-equivalent yield of the portfolio rose 23 basis points, to 3.89% from 3.66%. The increase in the average balance of investment securities and the increase in the tax-equivalent yield resulted from security portfolio acquisitions required for municipal deposit collateralization occurring at yields in excess of the existing average portfolio yield.

INTEREST  EXPENSE

Changes in interest expense are derived as a result of the volume of deposits and borrowings as measured by changes in the respective average balances and by the related interest costs on those balances. Interest expense increased $1.2 million, or 19%, in 2006, when compared to 2005. The increase in the cost of funds resulted from an increase in the average cost of interest-bearing liabilities of 52 basis points, to 2.94% in 2006 from 2.42% at 2005, offset by a $6.7 million decrease in the average balance of interest-bearing liabilities during 2006. The average cost of deposits increased 56 basis points to 2.52% during 2006 from 1.96% for 2005. The increase in the cost of average deposits resulted from rising short-term interest rates, combined with a shift from lower cost savings products to the higher cost time deposits. The average cost of MMDA accounts increased 105 basis points and the cost of time deposits increased 79 basis points. The average balance of deposits decreased $2.9 million to $217.6 million at 2006 from $220.5 million at 2005. The decrease in the average balance of deposits primarily resulted from a $5.9 million, or 20%, decrease in the average balance of municipal deposits, offset by an increase in the average balance of retail deposits resulting primarily from inflows into the new branch in Central Square. The cost of junior subordinated debentures increased 185 basis points, increasing interest expense by $97,000.

Interest expense increased $783,000, or 14%, in 2005 compared to 2004. The average cost of interest-bearing liabilities rose 24 basis points during the 12 months ended December 31, 2005.

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

                                               FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------
                                         2006 VS. 2005              2005 VS. 2004
                                 ------------------------------------------------------
                                 INCREASE/(DECREASE) DUE TO  INCREASE/(DECREASE) DUE TO
                                 ------------------------------------------------------
                                                       TOTAL                      TOTAL
                                                    INCREASE                   INCREASE
(In thousands)                     VOLUME     RATE (DECREASE)  VOLUME   RATE  (DECREASE)
---------------------------------------------------------------------------------------
INTEREST INCOME:

  Real estate loans residential      $(143)  $  (73)  $ (216)    $(168)  $(231)   $(399)
  Real estate loans commercial         436       88      524      (116)     43      (73)
  Commercial loans                     167      272      439        89     145      234
  Consumer loans                        68      155      223       131      93      224
  Taxable investment securities       (296)     224      (72)      322     186      508
  Tax-exempt investment securities    (143)     (56)    (199)      240     (47)     193
  Interest-earning deposits            (39)      60       21       (65)     55      (10)
---------------------------------------------------------------------------------------
    Total interest income               50      670      720       433     244      677
---------------------------------------------------------------------------------------

INTEREST EXPENSE:

  NOW  accounts                          7      (12)      (5)      (6)     (22)     (28)
  Money management accounts            (23)      (5)     (28)     (14)     (15)     (29)
  MMDA accounts                       (145)     234       89       39      258      297
  Savings and club accounts            (31)       6      (25)     (16)    (146)    (162)
  Time deposits                        346      791    1,137      348      254      602
  Junior subordinated debentures         -       97       97        -      100      100
  Borrowings                          (177)      99      (78)     (13)      16        3
---------------------------------------------------------------------------------------
    Total interest expense             (23)   1,210    1,187      338      445      783
---------------------------------------------------------------------------------------
Net change in net interest income    $  73   $ (540)  $ (467)    $ 95    $(201)   $(106)
=======================================================================================

--------------------------------------------------------------------------------

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
(In thousands)                                                         2006     2005     2004
---------------------------------------------------------------------------------------------
Service charges on deposit accounts                                  $1,391   $1,318   $  967
Loan servicing fees                                                     224      215      256
Increase in the value of bank owned life insurance                      225      218      175
Debit card interchange fees                                             189      147      119
Other charges, commissions and fees                                     387      435      479
---------------------------------------------------------------------------------------------
Core noninterest income                                              $2,416   $2,333   $1,996
Net gains (losses) on sales and impairment of investment securities     299     (205)     772
Net (losses) gains on sales of loans and foreclosed real estate         (80)     (88)     279
---------------------------------------------------------------------------------------------
Total noninterest income                                             $2,635   $2,040   $3,047
=============================================================================================

Noninterest income in 2006 increased 29%, when compared to 2005, as a result of a 4% increase in core noninterest income and a 174% increase in the non-core items, net gains (losses) on sales and impairment of investment securities and net (losses) gains on sales of loans and foreclosed real estate. Service charges on deposit accounts increased 6% as deposit related charges were increased to be more in line with local competition and the number of deposit accounts increased, creating a higher volume of fee-generating transactions, including overdrafts, nonsufficient funds, debit cards and ATM transactions. The value of bank owned life insurance increased 3%. Loan servicing fees increased 4% due to a reduction in the amortization of mortgage servicing rights, offset by a decrease in late charges on mortgage and commercial loans and a reduction in internal mortgage legal fees collected as outside sources were used for loan closings. Investment security gains increased $504,000, when compared to the 2005 period resulting primarily from the recording of a long-term capital gain in the fourth quarter of 2006 and an impairment reserve of $193,000 being recognized on equity security holdings during 2005 that did not recur in 2006. Net losses on the sale of loans/ foreclosed real estate decreased $8,000 when compared to the prior year.

Noninterest income in 2005 decreased 33%, when compared to 2004, as a result of a 17% increase in core noninterest income and a 128% decrease in the non-core items. Service charges on deposit accounts increased 36% as the number of deposit accounts increased, a full year's effect of a fee enhancement program, increased ATM usage fees and increased internet banking usage. The value of bank owned life insurance increased 25%. These increases were offset by a decrease in loan servicing fees of 16%, primarily due to a reduction in fees associated with mortgage and commercial loan late charges, and internal mortgage legal fees. Investment security losses increased $977,000, when compared to the 2004 period resulting primarily from net gains recognized in prior years combined with a $193,000 impairment loss recognized on an equity security and fourth quarter investment portfolio restructurings. Net losses on the sale of loans/foreclosed real estate increased $367,000 when compared to the prior year, as a result of a $215,000 reduction in the gain recognized on the sale of loans to the secondary market as the volume of loans sold decreased by 25%, combined with adjustments made to the Fannie Mae custodial accounts to cover additional interest due caused by early pay offs of sold and serviced loans.

--------------------------------------------------------------------------------

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the years indicated.

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------
(In thousands)                                             2006     2005     2004
---------------------------------------------------------------------------------
Salaries and employee benefits                           $5,007  $ 5,123  $4,798
Building occupancy                                        1,203    1,178   1,169
Data processing expenses                                  1,278    1,262     981
Professional and other services                             615      782     682
Amortization of intangible asset                            223      223     223
Other expenses                                            1,342    1,492   1,454
---------------------------------------------------------------------------------
Total noninterest expense                                $9,668  $10,060  $9,307
=================================================================================

Noninterest expenses decreased $392,000, or 4%, for the year ended December 31, 2006 when compared to 2005. Salaries and employee benefits decreased 2% in 2006 primarily due to personnel realignments made in the fourth quarter of 2005 and a reduction in stock based compensation. This reduction was offset by normal salary merit increases, incentive compensation and lower deferred payroll expense due to fewer mortgage loan originations in 2006. The 21% decrease in professional and other expenses was primarily due to outside consulting charges for performance management, a process improvement program, and strategic planning projects in 2005. This decrease was offset by 2006 expenses incurred for the on-going SOX 404 process review, the creation of a new general ledger cost center accounting program, economic impact studies and a direct mailing campaign to attract new deposit customers. The 10% decrease in other expenses primarily resulted from a reduction in audits and exams, dues and membership and FDIC assessments. Additionally, ORE expenses were lower in conjunction with a reduction in the number of properties held during 2006. Mortgage recording taxes were lower than 2005 in direct correlation to the decreased volume of residential mortgage originations. The 2% increase in building occupancy is primarily due to a full year's operation of the new Central Square branch and increased lease expense on properties. The 1% increase in data processing expenses during 2006 related to increases in annual maintenance expense on our core processing system, depreciation expenses and third party processing charges. This increase was offset by a reduction in ATM processing charges as the number of offsite ATM machines decreased.

Noninterest expenses increased $753,000, or 8%, for the year ended December 31, 2005 when compared to 2004. Salaries and employee benefits increased 7% in 2005 primarily resulting from incremental salary raises, the staffing of a new Central Square branch and fourth quarter personnel realignment costs. The 25% increase in data processing expenses during 2005 related to increased depreciation expense, an increase in internet banking expense due to increased volume of users, increased check processing charges due to an increase in the number of deposit accounts, and the increased annual maintenance expense on our core processing system. Professional and other services increased 20% due to outside consulting charges for performance management, a process improvement program, and strategic planning projects, along with increased advertising fees for the new Central Square branch. The 3% increase in other operating expenses during 2005 resulted primarily from the charge off of losses on ATM transactions and bad checks, additional ORE expenses associated with taxes and maintenance of properties, the write off of property and equipment at our former Fulton Branch, as well as an increase in audits and exams. These expenses were offset by decreases in postage expense, office supply expense and lower mortgage recording taxes due to decreased loan volume.

INCOME  TAX  EXPENSE

In 2006, the Company reported income tax expense of $242,000 compared to an income tax provision of $51,000 in 2005. The income tax expense in 2006 resulted from an increase in pretax income of $859,000, while income earned on tax-exempt investment securities decreased. The effective tax rate increased to

--------------------------------------------------------------------------------

19% in 2006 compared to a tax benefit of (12)% in 2005. The increase in the effective tax rate resulted primarily from an increase in the level of pre-tax income, combined with a reduction in tax-exempt investment security income. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies. Enactment of proposed state tax legislation regarding Real Estate Investment Trusts would increase the state tax rate for the Company.

Income tax expense decreased $553,000 to a $(51,000) tax benefit for the year ended December 31, 2005 when compared to the prior year. The decrease in income tax expense reflected lower pre-tax income during the year. The Company's effective tax rate at 2005 was (12%) compared to 26% in 2004.

CHANGES  IN  FINANCIAL  CONDITION

INVESTMENT  SECURITIES

The investment portfolio represents 23% of the Company's earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting the liquidity needs and interest rate risk strategies of the Company. All of the Company's investments are classified as available for sale. The Company invests in securities consisting primarily of mortgage-backed securities, securities issued by United States Government agencies and sponsored enterprises, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY). By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on alternative loan products.

Investment securities decreased $11.8 million, to $64.2 million at December 31, 2006 from $76.0 million at December 31, 2005. The decrease in investment securities was primarily attributable to the sale of lower yielding investment securities in the fourth quarter of 2005, and first and fourth quarters of 2006. In comparison, investment securities decreased $793,000, or 1%, from 2004 to 2005. The decrease in investment securities was primarily attributable to the sale of lower yielding investment securities in the fourth quarter of 2005.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                         AT DECEMBER 31,
                                                 ---------------------------
(In thousands)                                      2006      2005     2004
----------------------------------------------------------------------------
INVESTMENT SECURITIES:
  US Treasury and agencies                       $19,966   $20,713   $21,609
  State and political subdivisions                 5,870    11,177     8,881
  Corporate                                        5,575     5,936     5,919
  Mortgage-backed                                 25,481    31,565    32,213
  Equity securities and FHLB stock                 2,406     2,626     2,800
  Mutual funds                                     6,336     6,177     5,935
----------------------------------------------------------------------------
                                                  65,634    78,194    77,357
Unrealized loss on available for sale portfolio   (1,415)   (2,150)     (520)
----------------------------------------------------------------------------
    Total investments in securities              $64,219   $76,044   $76,837
============================================================================

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2006. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

                                            ONE YEAR OR LESS       ONE TO FIVE YEARS         FIVE TO TEN YEARS
                                           ----------------------------------------------------------------------
                                                    ANNUALIZED                ANNUALIZED               ANNUALIZED
                                         AMORTIZED    WEIGHTED     AMORTIZED    WEIGHTED    AMORTIZED    WEIGHTED
(Dollars in thousands)                        COST   AVG YIELD          COST   AVG YIELD         COST   AVG YIELD
-----------------------------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES:
  US Treasury and agencies               $   4,107       4.14%      $ 11,794       4.30%      $ 4,065      4.68%
  State and political subdivisions             505       2.94%         3,248       3.46%        2,117      3.87%
  Corporate                                    200       7.00%         2,246       4.72%          989      4.75%
-----------------------------------------------------------------------------------------------------------------
    Total                                $   4,812       4.13%        17,288       4.20%      $ 7,171      4.45%
-----------------------------------------------------------------------------------------------------------------
EQUITY AND MORTGAGE-BACKED SECURITIES:
  Mutual funds                           $   6,336       2.50%      $      -          -      $      -         -
  Mortgage-backed                                -          -          6,559       4.11%        4,244      4.99%
  Equity securities and FHLB stock           2,406       5.63%             -          -             -         -
-----------------------------------------------------------------------------------------------------------------
    Total                                $   8,742       3.36%      $  6,559       3.87%      $ 4,244      4.99%
-----------------------------------------------------------------------------------------------------------------
   Total investment securities           $  13,554       3.64%      $ 23,847       4.17%      $11,415      4.65%
=================================================================================================================

                                            MORE THAN TEN YEARS         TOTAL INVESTMENT SECURITIES
                                           ---------------------------------------------------------
                                                    ANNUALIZED                          ANNUALIZED
                                         AMORTIZED    WEIGHTED     AMORTIZED     FAIR     WEIGHTED
(Dollars in thousands)                        COST   AVG YIELD          COST    VALUE    AVG YIELD
----------------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES:
  US Treasury and agencies               $       -          -       $ 19,966   $19,409     4.34%
  State and political subdivisions               -          -          5,870     5,791     3.57%
  Corporate                                  2,140       5.31%         5,575     5,514     5.03%
-------------------------------------------------------------------------------------------------
    Total                                $   2,140       5.31%      $ 31,411   $30,714     4.32%
-------------------------------------------------------------------------------------------------

EQUITY AND MORTGAGE-BACKED SECURITIES:
  Mutual funds                           $       -          -       $  6,336   $ 6,112     2.50%
  Mortgage-backed                           14,678       4.64%        25,481    24,896     4.56%
  Equity securities and FHLB stock               -          -          2,406     2,497     5.63%
-------------------------------------------------------------------------------------------------
    Total                                $  14,678       4.52%        34,223    33,505     4.26%
-------------------------------------------------------------------------------------------------
   Total investment securities           $  16,818       4.73%      $ 65,634   $64,219     4.29%
=================================================================================================

The above noted yield information does not give effect to changes in fair value that are reflected in the changes to consolidated shareholders' equity.

--------------------------------------------------------------------------------

LOANS  RECEIVABLE

Loans receivable represent 74% of the Company's earning assets and account for the greatest portion of total interest income. The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area. The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable. It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term. Commercial loans comprise 11% of the total loan portfolio. At December 31, 2006, 78% of the Company's total loan portfolio consisted of loans secured by real estate, of which 20% consisted of commercial real estate loans.

                                                    DECEMBER 31,
                             ------------------------------------------------=
(In thousands)                   2006      2005      2004      2003      2002
------------------------------------------------------------------------------
Residential real estate (1)  $118,494  $119,707  $123,898  $128,989  $123,178
Commercial real estate         40,501    31,845    29,874    31,278    32,657
Commercial loans               23,001    18,334    16,834    15,090    13,196
Consumer loans                 21,213    19,682    18,505    16,880    15,068
------------------------------------------------------------------------------
 Total loans receivable      $203,209  $189,568  $189,111  $192,237  $184,099
==============================================================================

(1)  Includes  loans  held  for  sale.

The following table shows the amount of loans outstanding as of December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                                      DUE UNDER    DUE 1-5      DUE OVER
(In thousands)                         ONE YEAR      YEARS    FIVE YEARS     TOTAL
-----------------------------------------------------------------------------------
REAL ESTATE:
  Commercial real estate                $ 9,962    $22,721      $ 7,818    $ 40,501
  Construction                               33        153        1,974       2,160
  Residential real estate                46,263     65,941        4,130     116,334
-----------------------------------------------------------------------------------
                                         56,258     88,815       13,922     158,995
-----------------------------------------------------------------------------------
  Commercial                             16,763      4,531        1,707      23,001
  Consumer                                9,504      5,188        6,521      21,213
-----------------------------------------------------------------------------------
    Total loans                         $85,525    $98,534      $22,150    $203,209
===================================================================================
INTEREST RATES:
  Fixed                                  14,129     62,119       12,260      88,508
  Variable                               68,396     36,415        9,890     114,701
-----------------------------------------------------------------------------------
    Total Loans                         $85,525    $98,534      $22,150    $203,209
===================================================================================

Total loans receivable increased 7% when compared to the prior year. The commercial real estate, commercial loan and consumer loan portfolios increased $8.7 million, $4.7 million and $1.5 million, respectively. The increases in these portfolios were partially offset by a decrease in the residential real estate loans of $1.2 million. By comparison, loans receivable increased $457,000, in 2005 from 2004.

Residential real estate loans decreased $1.3 million, or 1%, during 2006. The residential real estate portfolio consists of 57% in fixed-rate mortgages and 43% in adjustable-rate mortgages. The decrease in the residential real estate portfolio is principally due to a net decrease in 15-year fixed rate mortgages

--------------------------------------------------------------------------------
of $6.0 million and a $3.0 million decrease in 30-year fixed rate loans held for sale, offset by an increase in the adjustable rate mortgage portfolio. The increase in the adjustable rate mortgage portfolio primarily resulted from an increase in customer demand for the Company's hybrid adjustable rate mortgages ("ARM"s). Hybrid ARMs have rates that are fixed for an initial period (principally 3, 5, 7 or 10 years) and then convert to one-year adjustable rate mortgages.

Commercial real estate loans increased $8.7 million, or 27%, from the prior year as new loan products and relationships were added to the portfolio. Commercial real estate loans increased $2.0 million, or 7%, during 2005.

Commercial loans, including loans to municipalities, increased 25% over the prior year to $23.0 million at December 31, 2006. The increase in commercial loans resulted primarily from a $4.4 million net increase from new lending relationships and new loan products. In comparison, commercial loans, including municipal loans, increased 9% during 2005.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 8% to $21.2 million at December 31, 2006. The increase resulted from an increase in home equity lines of credit and second mortgage loans. The Company has promoted its home equity products by offering the customer loans with no closing costs at competitive market rates. Management feels these loans are an attractive use of funds and will continue to promote home equity products in 2007. During 2005, consumer loans increased $1.2 million, or 6%, resulting primarily from an increase in home equity products.

NONPERFORMING  LOANS  AND  ASSETS

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                 DECEMBER 31,
                                                 ------------------------------------------
(Dollars in thousands)                           2006      2005     2004     2003    2002
-------------------------------------------------------------------------------------------
                                                                                      >
NONACCRUAL LOANS:
  Commercial real estate and commercial          $  481    $  757   $  776   $1,677   $  603
  Consumer                                          125        89      122      172      166
  Real estate - construction                          -         -        -      270        -
                mortgage                            566       834      953      873      942
--------------------------------------------------------------------------------------------
 Total nonaccrual loans                          $1,172    $1,680   $1,851   $2,992   $1,711
--------------------------------------------------------------------------------------------
   Total non-performing loans                    $1,172    $1,680   $1,851   $2,992   $1,711
--------------------------------------------------------------------------------------------
Foreclosed real estate                              471       743      798      202    1,396
--------------------------------------------------------------------------------------------
   Total non-performing assets                   $1,643    $2,423   $2,649   $3,194   $3,107
--------------------------------------------------------------------------------------------
Non-performing loans to total loans                0.57%     0.89%    0.98%    1.59%    0.95%

Non-performing assets to total assets              0.54%     0.82%    0.88%    1.15%    1.11%
--------------------------------------------------------------------------------------------
Interest income that would have been recorded
   under the original terms of the loans         $   53    $   34   $   64   $   75   $  141
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The asset quality of the Company's loan portfolio has improved during 2006. Residential delinquencies declined by 32% during 2006 and 14% during 2005, resulting from the institution of a more stringent collection policy. Total nonperforming assets (nonperforming loans and foreclosed real estate) at December 31, 2006 were 0.54% of total assets as compared to 0.82% of total assets at December 31, 2005. Total nonperforming loans (past due 90 days or more) decreased $508,000, or 30%, during 2006 and decreased 11% during 2005. Total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 2.05% at December 31, 2006 compared to 2.03% at December 31, 2005. Approximately 44% of the Company's nonperforming loans at December 31, 2006 are secured by residential real estate with loss potential expected to be manageable within the allocated reserves.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans. At December 31, 2006 and 2005, the Company had $98,000 and $2.5 million in loans which were deemed to be impaired, having valuation allowances of $24,000 and $90,000, respectively. Of the prior year impaired loan balance, $2.3 million represented one commercial credit relationship which was paid in full during 2006.

Management has identified additional potential problem loans totaling $2.3 million as of December 31, 2006. These loans have been internally classified as substandard or lower, yet are not currently considered past due or in nonaccrual status. Management has identified potential credit problems which may result in the borrower not being able to comply with the current loan repayment terms and which may result in it being included in subsequent past due reporting.
Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries. Allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. The Company uses a general allocation method for the residential real estate and the consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions. The Company reviews individually, commercial real estate and commercial loans greater than $150,000, that are not accruing interest and risk rated under the Company's risk rating system, as special mention, substandard, doubtful or loss to determine if the loans are impaired. If loans are determined to be impaired, the Company establishes a specific reserve allocation. The specific allocation is determined based on the most recent valuation of the loan's collateral and the customer's ability to pay. For all other commercial real estate and commercial loans, the Company uses the general allocation method that establishes a reserve for each risk rating category. The general allocation method for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools. The allowance for loan losses reflects management's best estimate of probable loan losses at December 31, 2006.

The allowance for loan losses was $1.5 million at December 31, 2006, an 11% decrease from December 31, 2005. The allowance for loan losses as a percentage of total loans decreased to 0.74% at December 31, 2006 from 0.89% in the prior year. Net loan charge-offs were $206,000 during 2006 compared to $459,000 in

--------------------------------------------------------------------------------

2005. The majority of the current year charge-off activity is the result of the write down of portions of two commercial lending relationships. The continued improvement in the overall loan portfolio asset quality resulted in reduced current year provisioning and lower allowance coverage ratios.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                          2006             2005               2004               2003               2002
                                   ---------------------------------------------------------------------------------------------
                                            % GROSS            % GROSS            % GROSS            % GROSS            % GROSS
(Dollars in thousands)             AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS
--------------------------------------------------------------------------------------------------------------------------------
Commercial real estate and loans   $   985     31.3%  $ 1,282     26.5%  $ 1,483     24.7%  $ 1,218     24.1%  $ 1,042     24.9%
Consumer loans                         339     10.4%      289     10.4%      270      9.8%      120      8.8%      136      8.2%
Residential real estate                172     58.3%      108     63.1%       74     65.5%      377     67.1%      303     66.9%
--------------------------------------------------------------------------------------------------------------------------------
  Total                            $ 1,496    100.0%  $ 1,679    100.0%  $ 1,827    100.0%  $ 1,715    100.0%  $ 1,481    100.0%
=================================================================================================================================

The following table sets forth the analysis of the allowance for loan losses at or for the periods indicated.


(Dollars in thousands)                          2006     2005     2004     2003      2002
-------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF YEAR                   $1,679   $1,827   $1,715   $1,481   $ 1,679
 Allowance acquired in branch purchase              -        -        -        -        57
 Provisions charged to operating expenses          23      311      738      598     1,375
-------------------------------------------------------------------------------------------
 RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
   Commercial real estate and loans                 -       25       41        3        26
   Consumer                                        18       14       20       17         6
   Residential real estate                          4       10        -       17         -
-------------------------------------------------------------------------------------------
 Total recoveries                                  22       49       61       37        32
-------------------------------------------------------------------------------------------
 LOANS CHARGED OFF:
   Commercial real estate and loans              (114)    (284)    (439)    (128)   (1,285)
   Consumer                                       (89)    (137)    (126)    (189)     (291)
   Residential real estate                        (25)     (87)    (122)     (84)      (86)
-------------------------------------------------------------------------------------------
   Total charged-off                             (228)    (508)    (687)    (401)   (1,662)
-------------------------------------------------------------------------------------------
   Net charge-offs                               (206)    (459)    (626)    (364)   (1,630)
-------------------------------------------------------------------------------------------
Balance at end of year                         $1,496   $1,679   $1,827   $1,715   $ 1,481
===========================================================================================
Net charge-offs to average loans outstanding     0.11%    0.24%    0.33%    0.19%     0.92%
Allowance for loan losses to year-end loans      0.74%    0.89%    0.98%    0.91%     0.82%
===========================================================================================

DEPOSITS

The Company's deposit base is drawn from seven full-service offices in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings and time deposits. During 2006, 57% of the Company's average deposit base of $238.4 million consisted of core deposits. Core deposits are considered to be more stable and provide the Company with a lower cost source of funds. The Company will continue to emphasize retail deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings. Pathfinder
Commercial Bank will seek business growth by focusing on its local identification and service excellence. The Commercial Bank had an average balance of $26.5 million in municipal deposits in 2006, primarily concentrated in money market deposit accounts.

Average deposits decreased $1.5 million, or 1%, when compared to 2005. The decrease in average deposits primarily related to a $3.1 million decrease in the average balance of municipal deposits, offset by an increase in retail deposits of $1.6 million. The new branch in Central Square added $6.8 million to the

--------------------------------------------------------------------------------
average balance of retail deposits since its opening in June of 2005. In comparison, average deposits increased $9.5 million, or 4%, from 2004 to 2005. Deposit growth in 2005 resulted from the growth both in retail and in municipal deposits.

The Company's average deposit mix in 2006, as compared to 2005, reflected a shift from savings and club deposits to time deposits. The Company's average demand deposits, interest and noninterest bearing, represented 18% of total average deposits, compared to 16% at 2005. The Company's MMDA accounts represented 9% of total deposits, down 2 percentage points for the same period in 2005. The Company's time deposit accounts represented 43% of total deposits, up 4 percentage points from the same period in 2005. The Company promotes its MMDA and time deposit accounts by offering competitive rates to retain existing and attract new customers.

The average amount of deposits, average rate paid and percentage of deposits are summarized below for the years indicated.

                                                         FOR  THE YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------------
                                      2006                        2005                        2004
--------------------------------------------------------------------------------------------------------------
                                       AVG    PERCENT              AVG    PERCENT              AVG    PERCENT
                              AVG     RATE      OF        AVG     RATE      OF        AVG     RATE      OF
(Dollars in thousands)      BALANCE   PAID   DEPOSITS   BALANCE   PAID   DEPOSITS   BALANCE   PAID   DEPOSITS
--------------------------------------------------------------------------------------------------------------
Noninterest bearing
   demand accounts          $ 20,745     -      8.7%    $ 19,324     -     8.1%    $ 17,974       -     7.8%
NOW accounts                  21,094  0.48%     8.9%      19,877  0.54%    8.3%      20,808    0.65%    9.0%
Money management accounts     13,318  0.83%     5.5%      16,096  0.86%    6.7%      14,459    1.15%    6.3%
MMDA accounts                 20,608  3.81%     8.7%      25,284  2.76%   10.5%      26,316    1.52%   11.4%
Savings and club accounts     58,997  0.45%    24.8%      65,558  0.44%   27.3%      68,046    0.67%   29.6%
Time deposits                103,596  4.08%    43.4%      93,732  3.29%   39.1%      82,769    3.00%   35.9%
--------------------------------------------------------------------------------------------------------------
Total average deposits      $238,358  2.52%  100.00%    $239,871  1.96% 100.00%    $230,372    1.71% 100.00%
==============================================================================================================

At December 31, 2006, time deposits in excess of $100,000 totaled $32.8 million, or 32%, of time deposits and 14% of total deposits. At December 31, 2005, these deposits totaled $24.0 million, or 26% of time deposits and 10% of total deposits.

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more sorted by time remaining until maturity as of December 31, 2006:


(In thousands)
-------------------------------------------------------
REMAINING MATURITY:
 Three months or less                           $ 9,336
 Three through six months                         5,943
 Six through twelve months                       10,177
 Over twelve months                               7,320
-------------------------------------------------------
   Total                                        $32,776
=======================================================

--------------------------------------------------------------------------------

BORROWINGS

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY. There were no short-term borrowings outstanding at December 31, 2006, as compared to $2.0 million at December 31, 2005.

Information regarding short-term borrowings during 2006, 2005 and 2004 is as follows:


 (Dollars in thousands)                         2006      2005     2004
-------------------------------------------------------------------------
Maximum outstanding at any month end         $15,000   $15,000    $3,100
Average amount outstanding during the year     5,321     5,692     1,400
Average interest rate during the year           4.99%     3.57%     1.31%
========================================================================

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and junior subordinated debentures. Long-term borrowed funds totaled $31.5 million at December 31, 2006 as compared to $34.5 million at December 31, 2005.

CAPITAL

Shareholders' equity decreased $78,000 to $20.9 million at December 31, 2006. The Company added $1.0 million to retained earnings through net income, which was offset by cash dividends returned to its shareholders of $686,000. Accumulated other comprehensive loss increased $485,000 to $1.8 million at December 31, 2006, resulting from the adoption of SFAS No. 158 on December 31, 2006, which resulted in $921,000 of accumulated other comprehensive loss, offset by unrealized gains on securities available for sale, net of tax, of $436,000. Additional paid in capital increased $65,000 due to the exercise of stock options during 2006.

The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., waived its right to receive the dividend for the quarters ended June 30, 2006 and December 31, 2006.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2006, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%. See Note 17 in the accompanying financial statements for the Company's and the Bank's ratios.

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

--------------------------------------------------------------------------------

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2006, the Company is in compliance with its policy guidelines with regard to liquidity.

AGGREGATE  CONTRACTUAL  OBLIGATIONS

The following table represents the Company's ON and off-balance sheet aggregate contractual obligations to make future payments as of December 31, 2006:

                                              OVER 1    OVER 3
                                    1 YEAR      TO        TO     OVER 5
(In thousands)                     OR LESS   3 YEARS   5 YEARS    YEARS    TOTAL
----------------------------------------------------------------------------------
  Time deposits                    $ 85,445  $ 22,809  $  7,519  $ 3,699  $119,472
  Junior subordinated debentures          -         -         -    5,155     5,155
  Borrowings                         11,350    10,010     5,000        -    26,360
  Operating leases                       63       130       117       63       373
  Payments under benefit plans          330       743       779   10,155    12,007
----------------------------------------------------------------------------------
Total                              $ 97,188  $ 33,692  $ 13,415  $19,072  $163,367
==================================================================================

Despite the fact that the junior subordinated note is not contractually due until 2032, we expect to call the note in 2007 and replace it with a newly originated junior subordinated note with a lower carrying cost. In addition, the Company, in the conduct of ordinary business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contract. Management is not aware of any additional commitments or contingent liabilities, which may have a material adverse impact on the liquidity or capital resources of the Company.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2006, the Company had $26.9 million in outstanding commitments to extend credit and standby letters of credit. See
Note  15  in  the  accompanying  financial  statements.

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

Since December of 2004, the Federal Reserve has increased short-term target rates 11 times, 25 basis points each time to 5.25% from 2.50%. During this time frame longer-term interest rates have remained relatively unchanged resulting in a flattening and inversion of the yield curve. The short-term interest rate increases have caused continued net interest margin compression as short-term deposits and borrowings on the Company's liability sensitive balance sheet reprice into the current rate environment while security purchases and loan originations and refinances were being done at the stable longer-term rates. During the past 36-month period of rising short-term interest rates, the Company has continued to practice conservative balance sheet management strategies by attempting to extend the maturities of its rate sensitive liabilities and shorten the maturity or repricing term of its rate sensitive assets. This conservative balance sheet management strategy has resulted in additional margin pressure and reduction in net interest income during the prior years. Management believes this balance sheet strategy best positions the Company and lessens its risk against future interest rate fluctuations.

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

It is the Company's objective to manage its exposure to IRR, understanding that it is in the business of taking on rate risk and the elimination of such risk is not possible. It is also understood that as exposure to IRR is reduced, it may also result in net interest margin being reduced.

Management believes the modeling and analysis of net interest income (Earnings at Risk) and net portfolio value (Value at Risk) in different interest rate environments provides the most meaningful measure of IRR. Net interest income simulation analysis captures both the potential of all assets and liabilities to mature or reprice and the probability that they will do so. Net interest income simulation also attends to the relative interest rate sensitivities of these items, and projects their behavior over an extended period of time. Finally,

--------------------------------------------------------------------------------
net interest income simulation permits management to assess the probable effects on the balance sheet not only of changes in interest rates, but also of proposed strategies for responding to them. Net portfolio value represents the fair value of net assets (determined as the market value of assets minus the market value of liabilities using a discounted cash flow technique).

The following table measures the Company's IRR exposure in terms of the percentage change in its net interest income and net portfolio value as a result of hypothetical changes in 100 basis point increments in market interest rates. The table quantifies the changes in net interest income and net portfolio value to parallel shifts in the yield curve. The column "Percentage Change in Net Interest Income" measures the change to the next twelve month's projected net interest income, due to parallel shifts in the yield curve. The column "Percentage Change in Net Portfolio Value" measures changes in the current fair value of assets and liabilities to parallel shifts in the yield curve. The column "NPV Capital Ratio" measures the ratio of the fair value of net assets to the fair value of total assets at the base case and in 100 basis point incremental interest rate shocks. The Company uses these percentage changes as a means to measure IRR exposure and quantifies those changes against guidelines set by the Board of Directors as part of the Company's IRR policy. The Company's current IRR exposure is within those guidelines set forth.

                          PERCENTAGE      PERCENTAGE
CHANGE IN        NPV       CHANGE IN       CHANGE IN
 INTEREST    CAPITAL    NET INTEREST   NET PORTFOLIO
    RATES      RATIO          INCOME          VALUE
---------------------------------------------------
300             7.14%        -15.85%         -33.55%
200             8.13%        -10.42%         -22.59%
100             9.10%         -5.14%         -11.30%
0              10.03%          - --            ----
-100           10.53%          2.52%           7.31%
-200           10.49%          2.12%           8.73%
-300           10.14%          0.15%           6.79%

--------------------------------------------------------------------------------

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Historically, the most common method of estimating IRR was to measure the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at a specific point in time ("GAP"), typically one year. Under this method, a company is considered liability sensitive when the amount of its interest-bearing liabilities exceeds the amount of its interest-earning assets within the one-year horizon. However, assets and liabilities with similar repricing characteristics may not reprice at the same time or to the same degree. As a result, the Company's GAP does not necessarily predict the impact of changes in general levels of interest rates on net interest income.

The following table shows the GAP position for the Company as of December 31, 2006:

                                                                                                                  MORE
                                                         WITHIN     3 TO 12    1 TO 3    3 TO 5    5 TO 10        THAN
(Dollars in thousands)                                  3 MONTHS    MONTHS     YEARS     YEARS      YEARS     10 YEARS    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Interest earning deposits                              $  6,655   $      -   $     -   $     -   $      -   $       -   $  6,655
  Investment securities and FHLB stock                     19,177     16,044    14,714     8,342      5,721         221     64,219
  Loans receivable                                         46,230     36,295    67,419    31,115     18,614       3,536    203,209
----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                         $ 72,062   $ 52,339   $82,133   $39,457   $ 24,335   $   3,757   $274,083
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Transaction deposit accounts (1)                       $  8,269   $ 24,809   $17,041   $     -   $      -   $       -   $ 50,119
  Savings deposits (1)                                      1,068      7,655    11,900     9,143     12,670      12,976     55,412
  Certificates of deposit                                  27,761     57,684    22,809     7,519      3,699           -    119,472
  Borrowings                                                4,350      7,000    10,010     5,000          -           -     26,360
  Junior subordinated debentures                                -          -         -         -          -       5,155      5,155
----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                  $ 41,448   $ 97,148   $61,760   $21,662   $ 16,369   $  18,131   $256,518
==================================================================================================================================

Interest-earning assets less interest-
  bearing liabilities ("interest rate sensitivity gap")  $ 30,614   $(44,809)  $20,373   $17,795   $  7,966   $ (14,374)
------------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of interest-
  sensitive assets over interest-sensitive liabilities   $ 30,614   $(14,198)  $ 6,178   $23,973   $ 31,939   $  17,565
------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap to total assets                   10.16%     -14.87%     6.76%     5.90%      2.64%      -4.77%
------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap to total assets        10.16%      -4.71%     2.05%     7.95%     10.60%       5.83%
------------------------------------------------------------------------------------------------------------------------
Ratio of interest-earning assets to interest-
  bearing liabilities                                     173.86%      53.88%   132.99%   182.15%    148.67%      20.72%
Cumulative ratio of interest-earning assets to
  interest-bearing liabilities                            173.86%      89.76%   103.08%   110.80%    113.40%     106.85%
------------------------------------------------------------------------------------------------------------------------

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

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
PATHFINDER  BANCORP,  INC
                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                    38
Consolidated Statements of Condition                                       39
Consolidated Statements of Income                                          40
Consolidated Statements of Changes in Shareholders' Equity                 41
Consolidated Statements of Cash Flows                                      42
Notes to Consolidated Financial Statements                                 43

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                               [GRAPHIC OMITED]

To the Board of Directors and Shareholders
Pathfinder Bancorp, Inc.
Oswego, New York

     We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and postretirement benefit plans in 2006.


                                   /s/  BEARD  MILLER  COMPANY  LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 27, 2007

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                      DECEMBER 31,
                                                                                  ------------------
(In thousands, except share data)                                                    2006       2005
----------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                                                        $  7,068   $  7,309
  Interest earning deposits                                                         6,655        586
----------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                              13,723      7,895
  Investment securities, at fair value                                             62,640     74,239
  Federal Home Loan Bank stock, at cost                                             1,579      1,805
  Loans                                                                           203,209    189,568
  Less: Allowance for loan losses                                                   1,496      1,679
----------------------------------------------------------------------------------------------------
      Loans receivable, net                                                       201,713    187,889
  Premises and equipment, net                                                       7,597      8,020
  Accrued interest receivable                                                       1,694      1,678
  Foreclosed real estate                                                              471        743
  Goodwill                                                                          3,840      3,840
  Intangible asset, net                                                               181        404
  Bank owned life insurance                                                         6,212      5,987
  Other assets                                                                      1,732      4,448
----------------------------------------------------------------------------------------------------
      Total assets                                                               $301,382   $296,948
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
   Interest-bearing                                                              $225,003   $216,136
   Noninterest-bearing                                                             20,582     20,241
----------------------------------------------------------------------------------------------------
      Total deposits                                                              245,585    236,377
  Short-term borrowings                                                                 -      2,000
  Long-term borrowings                                                             26,360     29,360
  Junior subordinated debentures                                                    5,155      5,155
  Other liabilities                                                                 3,432      3,128
----------------------------------------------------------------------------------------------------
      Total liabilities                                                           280,532    276,020
  Shareholders' equity:
    Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
    Common stock, par value $.01; authorized 10,000,000 shares;
      2,953,619 and 2,950,419 shares issued; and 2,466,332 and
      2,463,132 shares outstanding, respectively                                       29         29
  Additional paid-in-capital                                                        7,786      7,721
  Retained earnings                                                                21,307     20,965
  Accumulated other comprehensive loss                                             (1,770)    (1,285)
  Treasury Stock, at cost; 487,287 shares                                          (6,502)    (6,502)
----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                   20,850     20,928
----------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                 $301,382   $296,948
====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                      -----------------------------
(In thousands, except per share data)                                                      2006      2005     2004
-------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                                                $ 12,764   $11,794   $11,815
  Debt securities:
   Taxable                                                                                2,364     2,481     2,075
   Tax-exempt                                                                               357       505       362
  Dividends                                                                                 292       247       145
  Other                                                                                      92        71        81
-------------------------------------------------------------------------------------------------------------------
      Total interest income                                                              15,869    15,098    14,478
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                    5,487     4,319     3,639
  Interest on short-term borrowings                                                         265       204        17
  Interest on long-term borrowings                                                        1,791     1,833     1,917
-------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                              7,543     6,356     5,573
-------------------------------------------------------------------------------------------------------------------
         Net interest income                                                              8,326     8,742     8,905
PROVISION FOR LOAN LOSSES                                                                    23       311       738
-------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                              8,303     8,431     8,167
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                                     1,391     1,318       967
  Increase in value of bank owned life insurance                                            225       218       175
  Loan servicing fees                                                                       224       215       256
  Net gains (losses) on sales and impairment of investment securities                       299      (205)      772
  Net (losses) gains on sales of loans and foreclosed real estate                           (80)      (88)      279
  Debit card interchange fees                                                               189       147       119
  Other charges, commissions and fees                                                       387       435       479
-------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                                            2,635     2,040     3,047
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                                          5,007     5,123     4,798
  Building occupancy                                                                      1,203     1,178     1,169
  Data processing expenses                                                                1,278     1,262       981
  Professional and other services                                                           615       782       682
  Amortization of intangible asset                                                          223       223       223
  Other expenses                                                                          1,342     1,492     1,454
-------------------------------------------------------------------------------------------------------------------
      Total noninterest expenses                                                          9,668    10,060     9,307
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                1,270       411     1,907
Provision (Benefit) for income taxes                                                        242       (51)      502
-------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 1,028   $   462   $ 1,405
===================================================================================================================
Net income per share - basic                                                            $  0.42   $  0.19   $  0.58
-------------------------------------------------------------------------------------------------------------------
Net income per share - diluted                                                          $  0.41   $  0.19   $  0.57
-------------------------------------------------------------------------------------------------------------------
Dividends per share                                                                     $  0.41   $  0.41   $ 0.405
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                                             ADDITIONAL                      OTHER       UNEARNED
                                         COMMON STOCK ISSUED  PAID-IN       RETAINED    COMPREHENSIVE      ESOP
                                         -------------------
(In thousands, except share data)        SHARES      AMOUNT    CAPITAL      EARNINGS    INCOME (LOSS)     SHARES
---------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2004               2,919,386   $     29  $  7,225      $ 20,449        $   662         $ (78)
Comprehensive income:
Net income                                                                    1,405
  Other comprehensive loss, net of tax
    Unrealized net losses on securities                                                       (969)

TOTAL COMPREHENSIVE INCOME

ESOP shares earned                                                 88                                        45
Stock options exercised                   18,033         -        140
Dividends declared ($.405 per share)                                           (668)
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004             2,937,419   $    29   $  7,453      $ 21,186        $  (307)        $ (33)
====================================================================================================================
Comprehensive loss:
Net income                                                                      462
  Other comprehensive loss, net of tax
    Unrealized net losses on securities                                                       (978)

TOTAL COMPREHENSIVE LOSS


ESOP shares earned                                                 55                                         33
Stock options exercised                  13,000          -        213
Dividends declared ($.41 per share)                                            (683)
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005            2,950,419    $    29   $  7,721      $ 20,965        $(1,285)        $   -
====================================================================================================================
Comprehensive income:
Net income                                                                    1,028
  Other comprehensive income, net of tax
    Unrealized net gains on securities                                                         436

TOTAL COMPREHENSIVE INCOME


Adjustment to initially apply FASB
      Statement No. 158, net of tax                                                           (921)
Stock options exercised, including       3,200           -         65
      $42 tax benefit
Dividends declared ($.41 per share)                                            (686)
---------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006           2,953,619     $    29   $  7,786      $ 21,307        $(1,770)        $   -
====================================================================================================================

                                         TREASURY
(In thousands, except share data)          STOCK     TOTAL
-----------------------------------------------------------
BALANCE, JANUARY 1, 2004                 $(6,502)  $21,785
Comprehensive income:
Net income                                           1,405
  Other comprehensive loss, net of tax
   Unrealized net losses on securities                (969)
                                                   --------
TOTAL COMPREHENSIVE INCOME                             436


ESOP shares earned                                     133
Stock options exercised                                140
Dividends declared ($.405 per share)                  (668)
-----------------------------------------------------------
BALANCE, DECEMBER 31, 2004               $(6,502)  $21,826
===========================================================
Comprehensive loss:
Net income                                             462
  Other comprehensive loss, net of tax
    Unrealized net losses on securities               (978)
                                                   --------
TOTAL COMPREHENSIVE LOSS                              (516)

ESOP shares earned                                      88
Stock options exercised                                213
Dividends declared ($.41 per share)                   (683)
-----------------------------------------------------------
BALANCE, DECEMBER 31, 2005               $(6,502)  $20,928
===========================================================
Comprehensive income:
Net income                                           1,028
  Other comprehensive income, net of tax
    Unrealized net gains on securities                 436
                                                    -------
TOTAL COMPREHENSIVE INCOME                           1,464


Adjustment to initially apply FASB
      Statement No. 158, net of tax                   (921)
Stock options exercised, including                      65
      $42 tax benefit
Dividends declared ($.41 per share)                   (686)
-----------------------------------------------------------
BALANCE, DECEMBER 31, 2006               $(6,502)  $20,850
===========================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                      YEARS ENDED DECEMBER 31,
                                                                                                 ------------------------------
(In thousands)                                                                                      2006       2005       2004
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income                                                                                     $  1,028   $    462   $  1,405
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                          23        311        738
   ESOP shares earned                                                                                  -         88        133
   Deferred income tax expense                                                                       (67)       109        502
   Proceeds from sale of loans                                                                     1,739      8,795     12,440
   Originations of loans held-for-sale                                                            (1,715)         -    (10,884)
   Realized losses (gains) on sales of:
     Foreclosed real estate                                                                          104         23        (84)
     Loans                                                                                           (24)        65       (195)
     Premises and equipment                                                                          (13)         -          -
     Available-for-sale investment securities                                                       (299)       205       (772)
   Depreciation                                                                                      754        697        590
   Amortization of intangible asset                                                                  223        223        223
   Amortization of deferred financing costs                                                           30         30         30
   Amortization of mortgage servicing rights                                                          95        123        158
   Increase in value of bank owned life insurance                                                   (225)      (218)      (175)
   Net amortization of premiums and discounts on investment securities                               162        364        358
   Increase in interest receivable                                                                   (16)      (173)      (231)
   Net change in other assets and liabilities                                                        646       (482)    (1,855)
-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                                   2,445     10,622      2,381
-------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchase of investment securities available-for-sale                                            (13,030)   (19,758)   (35,512)
 Net redemption (purchase) of Federal Home Loan Bank stock                                           226        (37)       280
 Proceeds from maturities and principal reductions of investment securities available-for-sale    19,528     15,361      9,897
 Proceeds from sale:
    Available-for-sale investment securities                                                       5,973      3,027      6,904
    Real estate acquired through foreclosure                                                         504        770        382
    Premises and equipment                                                                           146          -          -
 Purchase of bank owned life insurance                                                                 -          -     (1,100)
 Net (increase) decrease in loans                                                                (13,087)   (10,514)       245
 Purchase of premises and equipment                                                                 (464)    (1,137)    (1,520)
-------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                        (204)   (12,288)   (20,424)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net (decrease) increase in demand deposits, NOW accounts, saving accounts,
  money market deposit accounts, MMDA accounts, escrow deposits                                  (14,109)   (12,066)    28,441
 Net increase in time deposits                                                                    23,317     11,772      1,337
 Net (repayments on) proceeds from short-term borrowings                                          (2,000)     1,000     (1,100)
 Payments on long-term borrowings                                                                 (3,000)   (10,000)    (4,500)
 Proceeds from long-term borrowings                                                                    -      5,000          -
 Proceeds from exercise of stock options                                                              23        213        140
 Tax benefit upon exercise of stock options                                                           42          -          -
 Cash dividends                                                                                     (686)      (683)      (664)
-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                                         3,587     (4,764)    23,654
-------------------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                                            5,828     (6,430)     5,611
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                   7,895     14,325      8,714
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 13,723   $  7,895   $ 14,325
-------------------------------------------------------------------------------------------------------------------------------
CASH PAID DURING THE PERIOD FOR:
 Interest                                                                                       $  7,543   $  6,338   $  5,639
 Income taxes paid                                                                                     5         95        312
NON-CASH INVESTING ACTIVITY:
 Conversion of Holding Company advance to loan receivable                                          1,096          -          -
 Transfer of loans to foreclosed real estate                                                         336        738        894
 Transfer of loans to loans held-for-sale                                                              -      6,701          -

The accompanying notes are an integral part of the consolidated financial statements

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Corp. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation. The Company has seven full service offices located in Oswego County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and investment securities.

Pathfinder Bancorp, M.H.C., (the "Holding Company") a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 64.2% of the outstanding common stock of the Company. Salaries, employee benefits and rent approximating $127,000, $135,000 and $130,000, were allocated from the Company to Pathfinder Bancorp, M.H.C. during 2006, 2005 and 2004, respectively. As of December 31, 2006, the Bank had a loan receivable from the Holding Company of $1,096,000.

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

--------------------------------------------------------------------------------

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs included in other operating expenses were $300,000, $249,000 and $224,000 for the years ended December 31, 2006, 2005 and
2004,  respectively.

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

MORTGAGE  LOANS  HELD-FOR-SALE

Mortgage loans held-for-sale are carried at the lower of cost or fair value. Fair value is determined in the aggregate. There were no forward commitments outstanding as of December 31, 2006 and 2005.

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

PREMISES  AND  EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, ranging up to 40 years for premises and 10 years for equipment. Maintenance and repairs are charged to operating expenses as incurred. The asset cost and accumulated depreciation are removed from the accounts for assets sold or retired and any resulting gain or loss is included in the determination of income.

FORECLOSED  REAL  ESTATE

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are carried at the lower of the Bank's recorded investment or at their fair value less estimated disposal costs. Fair value is determined based on a current appraisal and inspection. Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Write downs of, and expenses related to, foreclosed real estate holdings included in noninterest expense were $111,000, $155,000 and $85,000 in 2006, 2005 and 2004, respectively.

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

--------------------------------------------------------------------------------

STOCK-BASED  COMPENSATION

Prior to 2006, the Company accounted for stock-based compensation issued to directors and employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB 25). This method required that compensation expense be recognized to the extent that the fair value of the stock exceeds the exercise price of the stock award at the grant date. The Company generally did not recognize compensation expense related to stock option awards because the stock options generally had fixed terms and exercise prices that were equal to or greater than the fair value of the Company's common stock at the grant date. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the income statement (with limited exceptions). The Company is using the modified prospective method based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. As of the date of adoption of SFAS 123(R), the Company's options were fully granted and vested, and accordingly, there was no impact to the Company's consolidated financial position or results of operations. No options were granted during 2006, 2005 and 2004.

RETIREMENT  BENEFITS

The Company has established tax qualified retirement plans covering substantially all full-time employees and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

In 2006, the Company adopted SFAS 158, which required the recognition of the under funded status of pension and other postretirement benefit plans on the consolidated statements of condition. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

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

INCOME  TAXES

Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

EARNINGS  PER  SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

--------------------------------------------------------------------------------

OTHER  COMPREHENSIVE  (LOSS)  INCOME

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders' equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income. The adoption of SFAS 158 created a new component of other comprehensive income in 2006. The under funded status of pension and other postretirement benefits is now presented in the statement of condition through this account.

The components of other comprehensive (loss) income and related tax effects are as follows:


                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
(In thousands)                                        2006       2005       2004
------------------------------------------------------------------------------------
Gross change in unrealized gains (losses) on
 securities available for sale                   $   1,034    $(1,835)  $  (843)
Reclassification adjustment for (gains) losses
 included in net income                               (299)       205      (772)
------------------------------------------------------------------------------------

                                                       735     (1,630)   (1,615)
Tax effect                                            (299)       652       646
------------------------------------------------------------------------------------
Net of tax amount                                $     436    $  (978)  $  (969)
====================================================================================

The components of accumulated other comprehensive loss, net of related tax effects, at December 31, are as follows:


(In thousands)                                         2006      2005
------------------------------------------------------------------------
Unrealized losses on available for sale securities   $  (849)  $(1,285)
Unrecognized pension and other postretirement
   benefit losses                                       (921)        -
------------------------------------------------------------------------
                                                     $(1,770)  $(1,285)
========================================================================

RECLASSIFICATIONS

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

NOTE  2:  NEW  ACCOUNTING  PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards (SFAS), No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"). SFAS 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company is required to adopt the provisions of SFAS 155, as applicable, beginning in 2007. Management does not believe the adoption of SFAS 155 will have a material impact on the Company's consolidated financial position and results of operations.

--------------------------------------------------------------------------------

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not believe that the adoption of FIN 48 will have a significant effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157") which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that, upon adoption in the fourth quarter of 2006, it had no impact on the reported results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company as of January 1, 2008, unless early adoption is elected. The Company is currently analyzing the effects of this interpretation but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

--------------------------------------------------------------------------------

NOTE  3:  INVESTMENT  SECURITIES  -  AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

                                                            DECEMBER 31, 2006
                                       ------------------------------------------------------
                                                           GROSS        GROSS    ESTIMATED
                                       AMORTIZED      UNREALIZED    UNREALIZED        FAIR
(In thousands)                              COST           GAINS        LOSSES       VALUE
--------------------------------------------------------------------------------------------
 Bond investment securities:
  US Treasury and agencies               $ 19,966         $    -        $  (557)    $ 19,409
  State and political subdivisions          5,870              -            (79)       5,791
  Corporate                                 5,575             18            (79)       5,514
  Mortgage-backed                          25,481             53           (638)      24,896
--------------------------------------------------------------------------------------------
    Total                                  56,892             71         (1,353)      55,610
--------------------------------------------------------------------------------------------
 Equity investments                         7,163             91           (224)       7,030
--------------------------------------------------------------------------------------------
Total investment securities              $ 64,055         $  162        $(1,577)    $ 62,640
============================================================================================

                                                            DECEMBER 31, 2005
                                       ---------------------------------------------------
                                                           GROSS        GROSS    ESTIMATED
                                       AMORTIZED      UNREALIZED    UNREALIZED        FAIR
(In thousands)                              COST           GAINS        LOSSES       VALUE
--------------------------------------------------------------------------------------------
 Bond investment securities:
  US Treasury and agencies               $ 20,713         $    -        $ (746)     $ 19,967
  State and political subdivisions         11,177              2           (199)      10,980
  Corporate                                 5,936             24           (106)       5,854
  Mortgage-backed                          31,565             67           (914)      30,718
--------------------------------------------------------------------------------------------
    Total                                  69,391             93         (1,965)      67,519
--------------------------------------------------------------------------------------------
 Equity investments                         6,998             14           (292)       6,720
--------------------------------------------------------------------------------------------
Total investment securities              $ 76,389         $   107        $(2,257)   $ 74,239
============================================================================================

Gross  gains  of  $325,000,  $190,000  and  $828,000  for  2006,  2005 and 2004,
respectively and gross losses of $26,000, $395,000 and $56,000 for 2006, 2005 and 2004, respectively were realized on sales and calls of securities. The tax expense related to net gains on investment securities was $117,000 for 2006. The tax benefit related to net losses on investment securities in 2005 was $80,000. Tax expense related to net gains on investment securities was $301,000 for 2004.

Investment securities with a carrying value of approximately $35,441,000 at December 31, 2006 were pledged to collateralize certain deposit and borrowing arrangements.

--------------------------------------------------------------------------------

The amortized cost and estimated fair value of debt investments at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                          AMORTIZED    ESTIMATED
 (In thousands)                                COST   FAIR VALUE
-----------------------------------------------------------------
Due in one year or less                  $    4,812  $     4,774
Due after one year through five years        17,288       16,841
Due after five years through ten years        7,171        6,971
Due after ten years                           2,140        2,128
Mortgage-backed securities                   25,481       24,896
----------------------------------------------------------------
  Totals                                 $   56,892  $    55,610
================================================================

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

                                                                    DECEMBER 31, 2006
                                         ----------------------------------------------------------------------
                                         LESS THAN TWELVE MONTHS    TWELVE MONTHS OR MORE             TOTAL
---------------------------------------------------------------------------------------------------------------
                                         UNREALIZED        FAIR     UNREALIZED      FAIR     UNREALIZED     FAIR
(In thousands)                              LOSSES        VALUE         LOSSES      VALUE        LOSSES    VALUE
---------------------------------------------------------------------------------------------------------------
US Treasury and agency securities           $  (1)      $1,996      $  (556)       $17,413      $ (557)   $19,409
State and political subdivision securities     (1)         439          (78)         5,218         (79)     5,657
Corporate securities                            -            -          (79)         3,887         (79)     3,887
Mortgage-backed securities                     (1)         198         (637)        22,525        (638)    22,723
Equity investment securities                 (136)       2,747          (88)         3,366        (224)     6,113
-----------------------------------------------------------------------------------------------------------------
                                            $(139)      $5,380      $(1,438)       $52,409     $(1,577)   $57,789
=================================================================================================================

                                                                    DECEMBER 31, 2005
                                         ----------------------------------------------------------------------
                                         LESS THAN TWELVE MONTHS    TWELVE MONTHS OR MORE             TOTAL
---------------------------------------------------------------------------------------------------------------
                                         UNREALIZED        FAIR     UNREALIZED      FAIR     UNREALIZED     FAIR
(In thousands)                              LOSSES        VALUE         LOSSES      VALUE        LOSSES    VALUE
---------------------------------------------------------------------------------------------------------------
US Treasury and agency securities           $(106)      $ 4,130     $  (640)       $15,837     $  (746)  $19,967
State and political subdivision securities   (152)        8,872         (47)         1,491        (199)   10,363
Corporate securities                          (35)        1,965         (71)         1,896        (106)    3,861
Mortgage-backed securities                   (322)       13,814        (592)        15,073        (914)   28,887
Equity investment securities                    -             -        (292)         6,135        (292)    6,135
-----------------------------------------------------------------------------------------------------------------
                                            $(615)      $28,781     $(1,642)       $40,432     $(2,257)  $69,213
=================================================================================================================

The Company reviews its securities portfolio for potential impairment issues at least quarterly. No impairment losses were recorded during 2006. The Company recognized an impairment charge of $196,000 during 2005 in connection with one marketable equity security holding. No impairment losses were recognized in 2004.

At December 31, 2006 53 mortgage-backed and 31 US Treasury and agency securities have unrealized losses. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of their carrying amount and a majority had unrealized losses totaling less than 3% of their carrying amount. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

--------------------------------------------------------------------------------

At December 31, 2006, 19 state and political subdivision securities and 4 corporate securities have unrealized losses. In analyzing the issuer's financial condition, management considers the industry analyst's reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 4% of carrying value and a majority had unrealized losses totaling less than 2% of carrying value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

At December 31, 2006, 2 equity securities had unrealized losses. One of these securities is a mutual fund backed by short-term adjustable rate mortgage-backed securities and has an unrealized loss of 3% of carrying value. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the mutual fund. A second equity security is a mutual fund consisting primarily of investment grade dividend-paying common stocks of large capitalization companies, i.e., companies with market capitalization in excess of $5 billion. A review of the underlying securities indicates no individually impaired holdings and there is no indication that the profitability of these corporations is impaired beyond the economic cycle. As such, the decline in investment is not considered to be other-than-temporarily impaired.

NOTE  4:  LOANS

Major  classifications  of  loans  at  December  31,  are  as  follows:


(In thousands)                        2006       2005
------------------------------------------------------
REAL ESTATE MORTGAGES:
  Conventional                    $115,588   $116,423
  Construction                       2,160      2,607
  Commercial                        40,501     31,845
------------------------------------------------------
                                   158,249    150,875
------------------------------------------------------
OTHER LOANS:
  Consumer                           3,248      3,363
  Home Equity/Second Mortgage       17,965     16,319
  Lease financing                      623        334
  Commercial                        19,890     14,741
  Municipal loans                    2,488      3,259
-----------------------------------------------------
                                    44,214     38,016
------------------------------------------------------
  Total loans                      202,463    188,891
------------------------------------------------------
  Net deferred loan costs              746        677
  Less allowance for loan losses    (1,496)    (1,679)
-----------------------------------------------------
Loans receivable, net             $201,713   $187,889
======================================================

The Company grants mortgage and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtor's ability to honor their contracts is dependent upon the counties' employment and economic conditions.

--------------------------------------------------------------------------------

The following represents the activity associated with loans to officers and directors and their affiliated entities during the fiscal year ending December 31, 2006:


(In  thousands)
---------------------------------------
Balance at beginning of year  $ 5,581
Originations                      398
Principal payments             (1,278)
---------------------------------------
Balance at end of year        $ 4,701
=======================================

NOTE  5:  ALLOWANCE  FOR  LOAN  LOSSES

Changes in the allowance for loan losses for the year ended December 31, are summarized as follows:


(In thousands)                  2006     2005     2004
--------------------------------------------------------
Balance at beginning of year  $1,679   $1,827   $1,715
Recoveries credited               22       49       61
Provision for loan losses         23      311      738
Loans charged-off               (228)    (508)    (687)
-------------------------------------------------------
Balance at end of year        $1,496   $1,679   $1,827
=======================================================

The following is a summary of information pertaining to impaired loans for the years ending December 31:

(In thousands)                                   2006      2005     2004
-------------------------------------------------------------------------
Impaired loans without a valuation allowance   $    -    $    -    $    -
Impaired loans with a valuation allowance          98     2,452     3,110
-------------------------------------------------------------------------
Total impaired loans                           $   98    $2,452    $3,110
-------------------------------------------------------------------------
Valuation allowance related to impaired loans  $   24    $   90    $  760
-------------------------------------------------------------------------
Average investment in impaired loans           $   91    $2,856    $3,611
-------------------------------------------------------------------------
Interest income recognized on impaired loans   $    1    $  175    $  153
-------------------------------------------------------------------------
Interest income recognized on a cash basis on
  impaired loans                               $    -    $    -    $    -
-------------------------------------------------------------------------

The amount of loans on which the Company has ceased accruing interest aggregated approximately $1,172,000 and $1,680,000 at December 31, 2006 and 2005,
respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2006 or 2005.

NOTE  6:  SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage and other loans serviced for others were $53,100,000, $56,300,000 and $53,000,000 at
December  31,  2006,  2005  and  2004,  respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2006 and 2005, was $65,000 and $146,000, respectively.

--------------------------------------------------------------------------------

The  following  summarizes  mortgage-servicing rights capitalized and amortized:


 (In thousands)                          2006   2005   2004
------------------------------------------------------------

Mortgage servicing rights capitalized   $  14  $  70  $  99
Mortgage servicing rights amortized     $  95  $ 123  $ 158
============================================================

NOTE  7:  PREMISES  AND  EQUIPMENT

A  summary  of  premises  and  equipment  at  December  31,  is  as  follows:

(In thousands)                        2006     2005
---------------------------------------------------
Land                               $ 1,226  $ 1,150
Buildings                            6,458    6,590
Furniture, fixture and equipment     6,401    6,120
Construction in progress               130      119
---------------------------------------------------
                                   $14,215  $13,979
Less: Accumulated depreciation       6,618    5,959
---------------------------------------------------
                                   $ 7,597  $ 8,020
===================================================

The Company has entered into certain contractual arrangements associated with renovations being made to one of its branches drive thru facilities. Total estimated project costs are $427,000, with an anticipated completion date of June 2007.

NOTE  8:  GOODWILL  AND  INTANGIBLE  ASSETS

A  summary  of  intangible  assets  is  as  follows:

                                       2006                         2005
                          -------------------------------------------------------
                             GROSS                        GROSS
                          CARRYING      ACCUMULATED     CARRYING      ACCUMULATED
(In thousands)              AMOUNT     AMORTIZATION       AMOUNT     AMORTIZATION
----------------------------------------------------------------------------------
  Core deposit intangible  $ 1,111       $  (930)      $ 1,111         $ (707)

Amortization expense related to core deposit intangibles is estimated to total $181,000 for the year ending December 31, 2007. Amortization of goodwill and the core deposit intangible is deductible for tax purposes.

NOTE  9:  DEPOSITS

A  summary  of  deposits  at  December  31,  is  as  follows:

 (In thousands)                          2006      2005
-------------------------------------------------------
Savings accounts                     $ 52,506  $ 60,176
Time accounts                          86,696    72,121
Time accounts over $100,000            32,776    24,034
Money management accounts              12,630    14,685
MMDA accounts                          17,615    24,324
Demand deposit interest-bearing        19,875    18,259
Demand deposit noninterest-bearing     20,582    20,241
Mortgage escrow funds                   2,905     2,537
-------------------------------------------------------
                                     $245,585  $236,377
=======================================================

--------------------------------------------------------------------------------

At  December  31, 2006 the scheduled maturities of time deposits are as follows:

(In thousands)
------------------
YEAR OF MATURITY:
2007                $ 85,445
2008                  15,011
2009                   7,798
2010                   3,491
2011                   4,028
Thereafter             3,699
----------------------------
                    $119,472
============================

NOTE  10:  BORROWED  FUNDS

The  composition  of  borrowings  at  December  31  is  as  follows:

 (In thousands)                              2006       2005
--------------------------------------------------------------
SHORT-TERM FHLB ADVANCES:
  FHLB Advances                           $     -    $ 2,000
--------------------------------------------------------------
     Total short-term borrowings          $     -    $ 2,000
==============================================================
LONG-TERM:
  FHLB Repurchase agreements              $ 2,400    $ 3,400
  FHLB advances                            23,960     25,960
--------------------------------------------------------------
     Total long-term borrowings           $26,360    $29,360
==============================================================

The principal balance, interest rate and maturity of the above borrowings at December 31, 2006 is as follows:

TERM                                   PRINCIPAL           RATES
----------------------------------------------------------------
(Dollars in thousands)
Long-term:
  Repurchase agreements (due in 2009)       2,400  5.56% -5.76%
---------------------------------------------------------------
  Advances with FHLB
   due within 1 year                       11,350   3.00%-5.04%
   due within 2 years                       6,610   2.67%-5.98%
   due within 3 years                       1,000         6.00%
   due within 4 years                       5,000         4.39%
---------------------------------------------------------------
     Total advances with FHLB             $23,960
---------------------------------------------------------------
     Total long-term borrowings           $26,360
===============================================================

The  repurchase  agreements  with  the  Federal  Home  Loan  Bank  ("FHLB")  are collateralized by certain investment securities having a carrying value of $2,661,000 at December 31, 2006. The collateral is under the Company's control. The line of credit agreement with the FHLB is used for liquidity purposes. Interest on this line is determined at the time of borrowing. The average rate paid on the overnight line during 2006 approximated 5.21%. At December 31, 2006, $30,393,000 was available under the line of credit. In addition to the overnight line of credit program, the Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $69,547,000 and FHLB stock with a carrying value of $1,579,000 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings. The Company also maintains a $5,000,000 line of credit with a correspondent bank. Interest on the line is determined at the time of borrowing.  The  Company  did  not  draw  on  the  line during 2006.  Investment securities with a carrying value of $6,104,000 at December 31, 2006 collateralize the line of credit.

--------------------------------------------------------------------------------

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust I, of which 100% of the common equity is owned by the Company. The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust I. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2032 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 3.45% (8.82% at December 31, 2006 and 7.97% at December 31, 2005) with a five-year call provision. The Company guarantees all of these securities.

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

On March 22, 2007, the Company entered into a trust preferred issuance of $5,000,000, adjustable quarterly at a 1.65% spread over the 3-month LIBOR rate. The Company intends to use the proceeds from the issuance to retire its existing trust preferred obligation which is callable in June of 2007.

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

--------------------------------------------------------------------------------

The following tables set forth the changes in the plans' benefit obligations, fair value of plan assets and prepaid (accrued) benefit (cost) as of December 31:

                                                  PENSION BENEFITS POSTRETIREMENT BENEFITS
                                                  ----------------------------------------
(In thousands)                                        2006     2005       2006       2005
------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
  Benefit obligation at beginning of year           $4,361   $3,745      $ 354     $ 309
  Service cost                                         193      151          2         2
  Interest cost                                        252      229         20        18
  Actuarial (loss) gain                               (203)     378        (10)       46
  Plan participants' contributions                       -        -          -         6
  Benefits paid                                       (164)    (142)       (20)      (27)
------------------------------------------------------------------------------------------
Benefit obligations at end of year                  $4,439   $4,361      $ 346     $ 354
------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year    $4,070   $3,154      $   -     $   -
  Actual return on plan assets                         297      388          -         -
  Plan participants' contributions                       -        -          -         6
  Benefits paid                                       (164)    (142)       (20)      (27)
  Employer contributions                               135      670         20        21
------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $4,338   $4,070      $   -     $   -
------------------------------------------------------------------------------------------
COMPONENTS OF PREPAID/(ACCRUED) BENEFIT (COST):
  Unfunded status                                   $ (101)  $ (291)     $(346)    $(354)
  Unrecognized transition obligation                     -        -          -       115
  Unrecognized actuarial net loss                        -    1,656          -        34
------------------------------------------------------------------------------------------
Prepaid/(accrued) benefit/(cost)                    $ (101)  $1,365      $(346)    $(205)
==========================================================================================

The accumulated benefit obligation for the defined benefit plan was $3,710,000 and $3,602,000 at December 31, 2006 and 2005, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, 2006, 2005 and 2004 are as follows:

                                                    PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                                  -------------------------------------------
                                                   2006   2005  2004    2006    2005   2004
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Weighted average discount rate                    6.25%  5.88%  6.25%   6.25%  5.88%  6.25%
Expected long term rate of return on plan assets  9.00%  9.00%  9.00%             -      -
Rate of increase in future compensation levels    3.00%  3.00%  3.50%             -      -
=============================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 9.0% and 9.5%, respectively. The rates were assumed to decrease gradually to 3.75% in 2012 and remain at that level thereafter. A one-percentage point change in the health care cost trend rates would have the following effects:

                                               1 PERCENTAGE    1 PERCENTAGE
                                                   POINT          POINT
(In thousands)                                   INCREASE        DECREASE
----------------------------------------------------------------------------
Effect on total of service and interest
   cost components                                $   23           $ (22)
Effect on post retirement benefit obligation           9              (8)
============================================================================

--------------------------------------------------------------------------------

The composition of the net periodic benefit plan cost for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                          PENSION BENEFITS   POSTRETIREMENT BENEFITS
------------------------------------------------------------------------------------
(In thousands)                          2006    2005    2004    2006   2005    2004
------------------------------------------------------------------------------------
Service cost                           $ 193   $ 151   $ 155     $ 2    $ 2     $ 2
Interest cost                            252     229     207      20     18      19
Amortization of transition obligation      -       -       -      18     19      18
Amortization of gains and losses         110      96      94       -      -       -
Expected return on plan assets          (368)   (285)   (254)      -      -       -
------------------------------------------------------------------------------------
Net periodic benefit plan cost         $ 187   $ 191   $ 202     $40    $39     $39
====================================================================================

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

                                                    PENSION BENEFITS   POSTRETIREMENT BENEFITS
----------------------------------------------------------------------------------------------
                                                  2006   2005   2004    2006    2005     2004
----------------------------------------------------------------------------------------------
Weighted average discount rate                    6.25%  5.88%  6.25%   6.25%   5.88%    6.25%
Expected long term rate of return on plan assets  9.00%  9.00%  9.00%              -        -
Rate of increase in future compensation levels    3.00%  3.50%  3.50%              -        -
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

The Company's pension plan weighted-average asset allocations at October 1, the measurement date, by asset category are as follows:


ASSET CATEGORY     2006   2005
-------------------------------
Equity securities    73%    72%
Debt securities      27%    28%
-------------------------------
Total               100%   100%
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

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is under funded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer under funded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

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

--------------------------------------------------------------------------------

For the fiscal year ending December 31, 2007, the Bank expects to contribute approximately $190,000 to the Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.



YEARS ENDING DECEMBER 31:
----------------------------------
(In thousands)
2007                        $  146
2008                           145
2009                           149
2010                           154
2011                           161
Years 2012 - 2016            1,075
==================================

On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has adopted SFAS 158 on December 31, 2006. The effect of the implementation was to increase accumulated other comprehensive loss by $921,000 (net of related deferred tax effect of $614,000), decrease prepaid pension cost by $1,414,000 and increase accrued post retirement benefit by $121,000.

In 2007, it is estimated that $87,000 will be amortized from accumulated comprehensive loss into the net periodic cost for the defined benefit pension plan.

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $148,000, $145,000 and $92,000 for 2006, 2005 and
2004,  respectively.

The Company maintains optional deferred compensation plans for its directors, and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continue monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2006 and 2005, other liabilities include approximately $1,556,000 and $1,412,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $240,000, $211,000 and $185,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers. At December 31, 2006 and 2005, other liabilities include approximately $396,000 and $424,000 accrued under these plans.
Compensation expense includes approximately $51,000, $56,000 and $53,000 relating to the supplemental executive retirement plan for 2006, 2005 and 2004, respectively.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2006 and 2005, the cash value of these policies was $6,212,000 and $5,987,000, respectively.

--------------------------------------------------------------------------------

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

Activity  in  the  Stock  Option  Plan  is  as  follows:

                                                           WEIGHTED
                                         OPTIONS            AVERAGE        OPTIONS
(Shares in thousands)                OUTSTANDING     EXERCISE PRICE    EXERCISABLE
----------------------------------------------------------------------------------
Outstanding at December 31, 2003            88          $   7.25           88
Exercised                                  (18)             7.75
----------------------------------------------------------------------------------
Outstanding at December 31, 2004            70          $   7.12           70
Exercised                                  (13)             6.58
Expired                                    (16)             6.58
----------------------------------------------------------------------------------
Outstanding at December 31, 2005            41          $   7.41           41
   Exercised                                (4)             7.35
   Expired                                   -                 -
----------------------------------------------------------------------------------
Outstanding at December 31, 2006            37           $  7.53           37
==================================================================================

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company's stock. At December 31, 2006, the aggregate intrinsic value of all outstanding and exercisable stock options approximated $206,000.

The total intrinsic value of stock options exercised during 2006 approximated $22,600.

Information pertaining to options outstanding at December 31, 2006 is as follows:


                                        OPTIONS  OUTSTANDING  AND  EXERCISABLE
-------------------------------------------------------------------------------------
                                                                           WEIGHTED
                                                       WEIGHTED AVERAGE     AVERAGE
                             EXERCISE         NUMBER          REMAINING    EXERCISE
                                PRICE    OUTSTANDING   CONTRACTUAL LIFE       PRICE
-------------------------------------------------------------------------------------
                              $ 6.58        17,200         .07 years         $6.58
                              $ 8.34        20,150         4.5 years         $8.34
------------------------------------------------------------------------------------
 Outstanding at end of year                 37,350         2.5 years         $7.53
====================================================================================

No new options have been granted since July 2001. All outstanding options were fully vested as of July 2003.

The Bank sponsors an Employee Stock Ownership Plan (ESOP) for employees who have attained the age of 21 and who have completed a 12 month period of employment with the Bank during which they worked at least 1,000 hours. The Bank purchased 92,574 shares of common stock on behalf of the ESOP. The purchase of the shares was funded by a loan from the Company and the unearned shares are pledged as

--------------------------------------------------------------------------------
collateral for the borrowing. As the loan was repaid, earned shares were released from collateral and allocated to the participants. As shares were earned, the Bank recorded compensation expense at the average market price of the shares during the period. Cash dividends received on unearned shares were allocated among the participants and were reported as compensation expense. All shares were earned at December 31, 2005, therefore, no compensation expense related to the ESOP was recorded in 2006. ESOP compensation expense, including cash dividends received on unearned shares, approximated $88,000 and $133,000 for the years ended December 31, 2005 and 2004, respectively. Total earned shares at December 31, 2006 and 2005 were 92,574. Unearned ESOP shares were not considered outstanding for purposes of computing earnings per share.

NOTE 13: Income Taxes

The provision for income tax expense (benefit) for the years ended December 31, is as follows:


 (In thousands)   2006    2005    2004
--------------------------------------
Current          $ 309   $(160)  $   -
Deferred           (67)    109     502
--------------------------------------
                 $ 242   $ (51)  $ 502
======================================

The  provision  for  income  taxes  includes  the  following:

 (In thousands)                 2006    2005    2004
-----------------------------------------------------
Federal Income Tax             $ 267   $ (29)  $ 520
New York State Franchise Tax     (25)    (22)    (18)
-----------------------------------------------------
                               $ 242   $ (51)  $ 502
=====================================================

--------------------------------------------------------------------------------

The components of net deferred tax asset, included in other assets as of December 31, are as follows:

 (In thousands)                                  2006      2005
----------------------------------------------------------------
ASSETS:
 Deferred compensation                        $   760   $   715
 Allowance for loan losses                        583       654
 Postretirement benefits                           88        82
 Prepaid pension                                   85         -
 Mortgage recording tax credit carryforward       364       361
 Investment securities                            566       865
 Other                                            142       121
----------------------------------------------------------------
                                              $ 2,588   $ 2,798
----------------------------------------------------------------
LIABILITIES:
 Prepaid pension                                    -      (532)
 Depreciation                                    (573)     (647)
 Accretion                                        (38)      (37)
 Loan origination fees                           (289)     (250)
 Intangible assets                               (536)     (432)
 Prepaid expenses                                 (83)      (79)
----------------------------------------------------------------
                                              $(1,519)  $(1,977)
----------------------------------------------------------------
    Net deferred tax asset                    $ 1,069   $   821
================================================================

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when its more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

                                            2006    2005    2004
-----------------------------------------------------------------
Federal statutory income tax rate          34.0%    34.0%  34.0%
State tax                                  (1.3)    (3.0)  (0.9)
Tax-exempt interest income, net of TEFRA  (11.1)   (44.8)  (6.0)
Increase in value of life insurance        (5.3)   (18.1)  (3.1)
Other                                       2.8     19.5    2.3
-----------------------------------------------------------------
Effective income tax rate                  19.1%  (12.4)%  26.3%
=================================================================

--------------------------------------------------------------------------------

NOTE  14:  EARNINGS  PER  SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(In thousands, except per share data)   EARNINGS   SHARES   EPS
---------------------------------------------------------------
2006 Net Income                        $   1,028
   Basic EPS                               1,028   2,464  $0.42
   Effect of dilutive securities
    Stock options                              -      19
---------------------------------------------------------------
   Diluted EPS                         $   1,028   2,483  $0.41
---------------------------------------------------------------
2005  Net Income                       $     462
   Basic EPS                                 462   2,456  $0.19
   Effect of dilutive securities
    Stock options                              -      25
---------------------------------------------------------------
   Diluted EPS                         $     462   2,481  $0.19
---------------------------------------------------------------
2004  Net Income                       $   1,405
   Basic EPS                               1,405   2,435  $0.58
   Effect of dilutive securities
    Stock options                              -      44
---------------------------------------------------------------
   Diluted EPS                         $   1,405   2,479  $0.57
===============================================================

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

--------------------------------------------------------------------------------

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                       CONTRACT AMOUNT
                                                      ----------------
(In thousands)                                           2006     2005
----------------------------------------------------------------------
Commitments to grant loans                   $          9,388  $ 6,371
Unfunded commitments under lines of credit             17,260   12,361
Standby letters of credit                                 271      798
======================================================================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments outstanding at December 31, 2006 with fixed interest rates amounted to approximately $6.2 million. Loan commitments, including unused lines of credit, outstanding at December 31, 2006 with variable interest rates amounted to approximately $20.4 million. These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2006 and 2005 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years. Rental expense, included in operating expenses, amounted to $62,000, $42,000 and $41,000 in 2006, 2005 and 2004, respectively. In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. In January 2006, the Company entered into a lease with Pathfinder Bancorp, MHC, for the use of a training facility. This lease was also executed on an arms-length basis. The rent expense paid to the related parties during 2006, 2005 and 2004 was $42,000, $23,000 and $21,000, respectively. Approximate minimum rental commitments for the noncancelable operating leases are as follows:


YEARS ENDING DECEMBER 31:
-----------------------------------
(In thousands)
-----------------------------------
2007                           $ 63
2008                             65
2009                             65
2010                             65
2011                             52
Thereafter                       63
-----------------------------------
Total minimum lease payments   $373
===================================

--------------------------------------------------------------------------------

NOTE  16:  DIVIDENDS  AND  RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision ("OTS") has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company's capital accounts for purposes of calculating dividend payments to minority shareholders. During 2006, the Company paid cash dividends totaling $325,000 to the Holding Company. For the second and fourth quarters ending June 30, 2006 and December 31, 2006, respectively, the Holding Company waived the right to receive its portion of the cash dividends declared on June 28, 2006 and December 28, 2006, respectively, which totaled $325,000. During 2005 and 2004, the Holding Company waived dividends totaling $325,000 and $320,000, respectively.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 17 the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of retained earnings legally available under these regulations approximated $2,823,000 as of December 31, 2006. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE  17:  REGULATORY  MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

--------------------------------------------------------------------------------

As of December 31, 2006, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the following table.

                                                                                        TO BE "WELL-
                                                                                       CAPITALIZED"
                                                                  FOR CAPITAL          UNDER PROMPT
                                                   ACTUAL      ADEQUACY PURPOSES   CORRECTIVE PROVISIONS
------------------------------------------------------------------------------------------------------
(Dollars in thousands)                         AMOUNT   RATIO    AMOUNT   RATIO        AMOUNT  RATIO
------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2006:
BANK
  Total Core Capital (to Risk-Weighted Assets)  $24,676   12.9%    $15,297    8.0%     $19,121  10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $23,180   12.1%    $ 7,648    4.0%     $11,472   6.0%
  Tier 1 Capital (to Average Assets)            $23,180    7.7%    $11,987    4.0%     $14,984   5.0%
======================================================================================================
AS OF DECEMBER 31, 2005:
BANK
  Total Core Capital (to Risk-Weighted Assets)  $22,957   12.6%    $14,615    8.0%     $18,269  10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $21,278   11.7%    $ 7,307    4.0%     $10,961   6.0%
  Tier 1 Capital (to Average Assets)            $21,278    7.1%    $11,927    4.0%     $14,909   5.0%
======================================================================================================

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to $1,856,000 and $1,608,000, respectively.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

                                          2006                     2005
                                 ------------------------------------------------
                                 CARRYING     ESTIMATED    CARRYING     ESTIMATED
(Dollars in thousands)            AMOUNTS   FAIR VALUES     AMOUNTS   FAIR VALUES
---------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and cash equivalents         $ 13,723     $  13,723   $  7,895     $   7,895
Investment securities               62,640        62,640     74,239        74,239
Net Loans                          201,713       200,555    187,889       189,598
Federal Home Loan Bank Stock         1,579         1,579      1,805         1,805
Accrued interest receivable          1,694         1,694      1,678         1,678
Mortgage servicing rights               65            65        146           146
---------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
Deposits                          $245,585     $ 246,236   $236,377     $ 236,552
Borrowed funds                      26,360        26,173     31,360        33,883
Junior subordinated debentures       5,155         5,155      5,155         5,155
Accrued interest payable               161           161        161           161
---------------------------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
Standby letter of credit          $      -     $       -   $      -     $       -
Commitments to extend credit             -             -          -             -
---------------------------------------------------------------------------------

NOTE  19:  PARENT  COMPANY  -  FINANCIAL  INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:


STATEMENTS OF CONDITION                              2006     2005
------------------------------------------------------------------
(In thousands)
ASSETS
  Cash                                            $   100  $   245
  Investments                                          24       19
  Investment in subsidiary                         25,529   24,530
  Investment in non-bank subsidiary                   155      155
  Due from subsidiaries                                 -    1,042
  Other assets                                        317      207
-------------------------------------------------------------------
    Total assets                                  $26,125  $26,198
===================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accrued liabilities                                 120      115
  Junior subordinated debentures                    5,155    5,155
  Shareholders' equity                             20,850   20,928
-------------------------------------------------------------------
     Total liabilities and shareholders' equity   $26,125  $26,198
===================================================================

--------------------------------------------------------------------------------


STATEMENTS OF INCOME                                        2006      2005      2004
-------------------------------------------------------------------------------------
(In thousands)
Interest income                                         $    20   $    14   $     9
Interest expense                                            450       352       259
------------------------------------------------------------------------------------
Net interest expense                                       (430)     (338)     (250)
Operating expense                                           (96)      (92)     (130)
Realized gain on sale of investment securities                6         -       330
Amortization of deferred financing costs                    (30)      (30)      (30)
------------------------------------------------------------------------------------
Loss before tax benefit and equity in
  undistributed net income of subsidiaries                 (550)     (460)      (80)
Tax benefit                                                  94       128        20
------------------------------------------------------------------------------------
Loss before equity in undistributed net
  income of subsidiaries                                   (456)     (332)      (60)
Equity in undistributed net income of subsidiaries        1,484       794     1,465
------------------------------------------------------------------------------------
  Net income                                            $ 1,028   $   462   $ 1,405
====================================================================================

STATEMENTS OF CASH FLOWS                                   2006      2005      2004
-----------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
  Net Income                                            $ 1,028   $   462   $ 1,405
  Equity in undistributed earnings of subsidiaries       (1,484)     (794)   (1,465)
  Realized gain on sale of investment securities             (6)        -      (330)
  ESOP shares earned                                          -        88       133
  Amortization of deferred financing costs                   30        30        30
  Other operating activities                                908      (987)     (304)
------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities    505    (1,201)     (531)
------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from loan to subsidiary                            -        41        56
  Dividends receivable                                        -       911         8
  Purchase of investments                                   (24)      (18)        -
  Proceeds from sale of investments                          24         -       430
-------------------------------------------------------------------------------------
     Net cash provided by investing activities                -       934       494
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    23       213       140
  Tax benefit upon exercise of stock options                 42         -         -
  Cash dividends                                           (686)     (683)     (664)
------------------------------------------------------------------------------------
     Net used in financing activities                      (621)     (470)     (524)
------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents                 (145)     (737)     (561)
  Cash and cash equivalents at beginning of year            245       982     1,543
------------------------------------------------------------------------------------
  Cash and cash equivalents  at end of year             $   100   $   245   $   982
====================================================================================

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

ITEM  9B:  OTHER  INFORMATION

None

--------------------------------------------------------------------------------

PART  III

ITEM  10:  DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

(a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b) Set forth below is information concerning the Executive Officers of the Company at December 31, 2006


NAME                 AGE  POSITIONS HELD WITH THE COMPANY
Thomas W. Schneider   45  President and Chief Executive Officer
James A. Dowd, CPA    39  Senior Vice President, Chief Financial Officer
Edward A. Mervine     50  Senior Vice President, General Counsel
Melissa A. Miller     49  Senior Vice President, Chief Operating Officer
Ronald Tascarella     48  Senior Vice President, Chief Credit Officer

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

ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

The information required by this item is set forth under the caption "Transactions with Certain Related Persons" in the Definitive Proxy Materials for the Annual Meeting of Stockholders and is incorporated herein by reference.

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

--------------------------------------------------------------------------------

PART  IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)1)Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2005, 2004 and 2003, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See "Item 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

(a)2)Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in "Item 7: Management Discussion and Analysis."

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

10.1 Form of Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to the Company's S-8 file no. 333-53027)

10.2 Form of Pathfinder Bank 1997 Recognition and Retention Plan (Incorporated by reference to the Company's S-8 file no. 333-53027)

10.3 2003 Executive Deferred Compensation Plan (Incorporated by herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 file no. 000-23601)

10.4 2003 Trustee Deferred Fee Plan (Incorporated by herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 file no. 000-23601)

10.5 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 file no. 000-23601)

10.6 Employment Agreement between the Bank and Edward A. Mervine, Corporate Counsel (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 file no. 000-23601)

10.7 Change  of  Control  Agreement  between  the  Bank  and  Ronald  Tascarella

10.8 Change  of  Control  Agreement  between  the  Bank  and  James  A.  Dowd

10.9 Change  of  Control  Agreement  between  the  Bank  and  Melissa  A. Miller

14 Code of Ethics (Incorported by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

21   Subsidiaries  of  Company

23   Consent  of  Beard  Miller  Company  LLP

31.1 Rule 13a-14(a)  /  15d-14(a)  Certification  of the Chief Executive Officer

31.2 Rule 13a-14(a)  /  15d-14(a)  Certification  of the Chief Financial Officer

32.1 Section  1350  Certification  of  the  Chief  Executive and Chief Financial
     Officer

--------------------------------------------------------------------------------

EXHIBIT 10.7

                            PATHFINDER BANCORP, INC.
                                 PATHFINDER BANK
                           CHANGE IN CONTROL AGREEMENT


     This Agreement is made effective as of the 19th day of December, 2006, by and between Pathfinder Bank (the "Bank"), a New York chartered stock savings bank, with its principal administrative office at 214 West First Street, Oswego, New York 13126-2547, jointly with Pathfinder Bancorp, Inc, the sole stockholder of the Bank, and Ronald Tascarella (the "Executive"). Any reference to "Company" herein shall mean Pathfinder Bancorp, Inc. or any successor thereto. Any reference to "Employer" herein shall mean both the Bank and the Company or any successors thereto

     WHEREAS, the Executive is employed by the Employer; and

     WHEREAS, the Employer desires to provide Executive with certain benefits in the event of a Change in Control of the Employer, as hereinafter defined:

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.     CHANGE IN CONTROL DEFINED

     For purposes of this Agreement, a "Change in Control" of the Bank or Company shall mean a Change in Control of a nature that (i) would be required to be reported in response to Item 5.01 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners Loan Act, as amended, and applicable rules and regulations promulgated there under, as in effect at the time of the Change in Control (collectively, the "HOLA"); or
(iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of Company's outstanding securities except for any securities purchased by the Employer's employee stock ownership plan or trust; or (b) individuals who constitute the Company's Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or Company is not the surviving institution occurs; or (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations or financial institutions, and as a result such proxy solicitation a plan of reorganization, merger consolidation or similar transaction involving the Company is approved by the requisite vote of the Company's stockholders; or
(e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything to the contrary herein, a "Change in Control" of the Bank or the Company shall not be deemed to have occurred in the event of a conversion of Pathfinder Bancorp, MHC to stock holding company form.

--------------------------------------------------------------------------------

2.     BENEFITS DUE EXECUTIVE IN THE EVENT OF CHANGE IN CONTROL

     If any of the events described in Section 1 hereof constituting a Change in Control have occurred, Executive shall be entitled to the benefits provided in paragraphs (a), (b), (c), (d) and (e) of this Section 2 upon his dismissal from employment within twelve (12) months of the Change in Control ("Dismissal"). (Notwithstanding any other provision of this Agreement, a voluntary termination by the Executive shall not be deemed a "Dismissal")

     (a) Upon the occurrence of a Change in Control followed by the Executive's Dismissal, the Employer shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to his most recent annual base salary, including bonuses and any other cash compensation paid to the Executive within the most recent twelve (12) month period. Such Payment shall be made by the Employer on the Date of Dismissal.

     (b) Upon the occurrence of a Change in Control followed by the Executive's Dismissal of employment, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the
coverage maintained by the Employer for Executive prior to his Dismissal.   Such
coverage and payments shall cease upon the expiration of twelve (12) months.

     (c) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (d) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to Supplemental Executive Retirement Plan of the Bank or Company, applicable to him, if any.

     (e) Upon the occurrence of a Change in Control, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

     (f) Notwithstanding the preceding paragraphs of this Section 2, in the event that:

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

     (g) Notwithstanding the foregoing, there will be no reduction in the Payment otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of disability.

--------------------------------------------------------------------------------

3.     TERMINATION FOR CAUSE

     The term "Termination for Cause" shall mean termination because of the Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the financial services industry. For purposes of this paragraph, no act or failure to act on the part of Executive shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Employer. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Boards of Directors of the Company and the Bank at a meeting of said Boards called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Boards), finding that in the good faith opinion of the Boards, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Notwithstanding any provision in paragraph 2, the Executive shall not have the right to receive Termination Benefits for any period after Termination for Cause.

4.     NO ATTACHMENT

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

5.     MODIFICATION AND WAIVER

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

6.     SEVERABILITY

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

--------------------------------------------------------------------------------

7.     EMPLOYMENT AT WILL

     Except for the limited benefits granted herein, nothing in this Agreement shall be construed to create an employment contract and the parties acknowledge that the Executive's employment remains "at will".

8.     AGREEMENT TERM

     The initial "Agreement Term" shall begin on the date this agreement is executed and shall continue through December 31, 2007. As of December 31, 2007, and as of each December 31st thereafter, the agreement term shall extend automatically for one year unless the Bank gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the agreement term, the agreement term shall continue through and terminate on the first anniversary of the date on which the change in control occurs.

9.     PROPRIETARY INFORMATION

The parties agree to the protection of the Bank's proprietary information as follows:

(a)     Nondisclosure of Confidential Information

(i) Access. The Executive acknowledges that employment with the Bank necessarily involves exposure to, familiarity with, and opportunity to learn highly sensitive, confidential and proprietary information of the Bank and its subsidiaries, which may include information about products and services, markets, customers and prospective customers, vendors and suppliers, miscellaneous business relationships, investment products, pricing, billing and collection procedures, proprietary software and other intellectual property, financial and accounting data, personnel and compensation, data processing and communications, technical data, marketing strategies, research and development of new or improved products and services, and know-how regarding the business of the Bank and its products and services (collectively referred to herein as "Confidential Information")

(ii) Valuable Asset. The Executive further acknowledges that the Confidential Information is a valuable, special, and unique asset of the Bank, such that the unauthorized disclosure or use by persons or entities outside the Bank would cause irreparable damage to the business of the Bank. Accordingly, the Executive agrees that during and after the Executive's employment with the Bank, until the Confidential Information becomes publicly known, the Executive shall not directly or indirectly disclose to any person or entity, use for any purpose or permit the exploitation, copying or summarizing of, any Confidential Information of the Bank, except as specifically required in the proper performance of his duties for the Bank.

(iii) Duties. The Executive agrees to take all appropriate action, whether by instruction, agreement or otherwise, to endure the protection, confidentiality and security of the Confidential Information and to satisfy his obligations under this Agreement. Prior to lecturing or publishing articles which reference to Bank and its business, the Executive will provide to an officer of the Bank a copy of the material to be presented for the Bank to review and approve in order to ensure that no Confidential Information is disclosed.

--------------------------------------------------------------------------------

(iv) Confidential Relationship. The Bank considers its Confidential Information to constitute "trade secrets" which are protected from unauthorized disclosure under applicable law. However, whether or not the Confidential Information constitutes trade secrets, the Executive acknowledges and agrees that the Confidential Information is protected from unauthorized disclosure or use due to his covenants under this Section 9 and his fiduciary duties as an executive of the Bank.

(v) Return of Documents. The Executive acknowledges and agrees that the Confidential Information is and at all times shall remain the sole and exclusive property of the Bank. Upon the termination of his employment with the Bank or upon request by the Bank, the Executive will promptly return to the Bank in good condition all documents, data and records of any kind, whether in hardcopy or electronic form, which contain any Confidential Information, including any and all copies thereof, as well as all materials furnished to or acquired by the Executive during the course of the Executive's employment with the Bank.

(b) Enforcement. For purposes of this Section 9, the term "Bank" shall include the Bank and the Company and all of their subsidiaries. Each such entity shall be an intended third party beneficiary of this Agreement and shall have the right to enforce the provisions of this Agreement against the Executive individually or collectively with any one or more of the other subsidiaries.

(c) Equitable Relief. The Executive acknowledges and agreed that, by reason of the sensitive nature of the Confidential Information of the Bank referred to in this Agreement, in addition to recovery of damages and any other legal relief to which the Bank may be entitled in the event of the Executive's violation of this Agreement, the Bank shall also be entitled to equitable relief, including such injunctive relief as may be necessary to protect the interests of the Bank in such Confidential Information and as may be necessary to specifically enforce the Executive's obligations under this Agreement.


10.     HEADINGS FOR REFERENCE ONLY

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

11.     GOVERNING LAW

     This Agreement shall be governed by the laws of the State of New York, but only to the extent not superseded by federal law.

12.     ARBITRATION

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

--------------------------------------------------------------------------------

13.     SUCCESSOR TO THE EMPLOYER

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

ATTEST:                              PATHFINDER BANK


________________            By: _________________________________
Secretary                   Thomas W. Schneider
                            President and Chief Executive Officer


ATTEST:                              PATHFINDER BANCORP, INC.

________________            By: _________________________________
Secretary                   Thomas W. Schneider
                            President and Chief Executive Officer


WITNESS:                              EXECUTIVE

________________            By: __________________________________

--------------------------------------------------------------------------------

EXHIBIT 10.8

                            PATHFINDER BANCORP, INC.
                                 PATHFINDER BANK
                           CHANGE IN CONTROL AGREEMENT


     This Agreement is made effective as of the 19th day of December, 2006, by and between Pathfinder Bank (the "Bank"), a New York chartered stock savings bank, with its principal administrative office at 214 West First Street, Oswego, New York 13126-2547, jointly with Pathfinder Bancorp, Inc, the sole stockholder of the Bank, and James A. Dowd (the "Executive"). Any reference to "Company" herein shall mean Pathfinder Bancorp, Inc. or any successor thereto. Any reference to "Employer" herein shall mean both the Bank and the Company or any successors thereto

     WHEREAS,  the  Executive  is  employed  by  the  Employer;  and

     WHEREAS, the Employer desires to provide Executive with certain benefits in the event of a Change in Control of the Employer, as hereinafter defined:

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

     1.  CHANGE  IN  CONTROL  DEFINED

     For purposes of this Agreement, a "Change in Control" of the Bank or Company shall mean a Change in Control of a nature that (i) would be required to be reported in response to Item 5.01 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners Loan Act, as amended, and applicable rules and regulations promulgated there under, as in effect at the time of the Change in Control (collectively, the "HOLA"); or
(iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of Company's outstanding securities except for any securities purchased by the Employer's employee stock ownership plan or trust; or (b) individuals who constitute the Company's Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or Company is not the surviving institution occurs; or (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations or financial institutions, and as a result such proxy solicitation a plan of reorganization, merger consolidation or similar transaction involving the Company is approved by the requisite vote of the Company's stockholders; or
(e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything to the contrary herein, a "Change in Control" of the Bank or the Company shall not be deemed to have occurred in the event of a conversion of Pathfinder Bancorp, MHC to stock holding company form.

--------------------------------------------------------------------------------

2.     BENEFITS DUE EXECUTIVE IN THE EVENT OF CHANGE IN CONTROL

     If any of the events described in Section 1 hereof constituting a Change in Control have occurred, Executive shall be entitled to the benefits provided in paragraphs (a), (b), (c), (d) and (e) of this Section 2 upon his dismissal from employment within twelve (12) months of the Change in Control ("Dismissal"). (Notwithstanding any other provision of this Agreement, a voluntary termination by the Executive shall not be deemed a "Dismissal")

     (a) Upon the occurrence of a Change in Control followed by the Executive's Dismissal, the Employer shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to his most recent annual base salary, including bonuses and any other cash compensation paid to the Executive within the most recent twelve (12) month period. Such Payment shall be made by the Employer on the Date of Dismissal.

     (b) Upon the occurrence of a Change in Control followed by the Executive's Dismissal of employment, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the
coverage maintained by the Employer for Executive prior to his Dismissal.   Such
coverage and payments shall cease upon the expiration of twelve (12) months.

     (c) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (d) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to Supplemental Executive Retirement Plan of the Bank or Company , applicable to him, if any.

     (e) Upon the occurrence of a Change in Control, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

     (f) Notwithstanding the preceding paragraphs of this Section 2, in the event that:

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

     (g) Notwithstanding the foregoing, there will be no reduction in the Payment otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of disability.

--------------------------------------------------------------------------------

3.     TERMINATION FOR CAUSE

     The term "Termination for Cause" shall mean termination because of the Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the financial services industry. For purposes of this paragraph, no act or failure to act on the part of Executive shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Employer. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Boards of Directors of the Company and the Bank at a meeting of said Boards called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Boards), finding that in the good faith opinion of the Boards, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Notwithstanding any provision in paragraph 2, the Executive shall not have the right to receive Termination Benefits for any period after Termination for Cause.

4.     NO ATTACHMENT

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

5.     MODIFICATION AND WAIVER

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

6.     SEVERABILITY

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

--------------------------------------------------------------------------------

7.     EMPLOYMENT AT WILL

     Except for the limited benefits granted herein, nothing in this Agreement shall be construed to create an employment contract and the parties acknowledge that the Executive's employment remains "at will".

8.     AGREEMENT TERM

     The initial "Agreement Term" shall begin on the date this agreement is executed and shall continue through December 31, 2007. As of December 31, 2007, and as of each December 31st thereafter, the agreement term shall extend automatically for one year unless the Bank gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the agreement term, the agreement term shall continue through and terminate on the first anniversary of the date on which the change in control occurs.

9.     PROPRIETARY INFORMATION

The parties agree to the protection of the Bank's proprietary information as follows:

(a)     Nondisclosure of Confidential Information

(i) Access. The Executive acknowledges that employment with the Bank necessarily involves exposure to, familiarity with, and opportunity to learn highly sensitive, confidential and proprietary information of the Bank and its subsidiaries, which may include information about products and services, markets, customers and prospective customers, vendors and suppliers, miscellaneous business relationships, investment products, pricing, billing and collection procedures, proprietary software and other intellectual property, financial and accounting data, personnel and compensation, data processing and communications, technical data, marketing strategies, research and development of new or improved products and services, and know-how regarding the business of the Bank and its products and services (collectively referred to herein as "Confidential Information")

(ii) Valuable Asset. The Executive further acknowledges that the Confidential Information is a valuable, special, and unique asset of the Bank, such that the unauthorized disclosure or use by persons or entities outside the Bank would cause irreparable damage to the business of the Bank. Accordingly, the Executive agrees that during and after the Executive's employment with the Bank, until the Confidential Information becomes publicly known, the Executive shall not directly or indirectly disclose to any person or entity, use for any purpose or permit the exploitation, copying or summarizing of, any Confidential Information of the Bank, except as specifically required in the proper performance of his duties for the Bank.

(iii) Duties. The Executive agrees to take all appropriate action, whether by instruction, agreement or otherwise, to endure the protection, confidentiality and security of the Confidential Information and to satisfy his obligations under this Agreement. Prior to lecturing or publishing articles which reference to Bank and its business, the Executive will provide to an officer of the Bank a copy of the material to be presented for the Bank to review and approve in order to ensure that no Confidential Information is disclosed.

--------------------------------------------------------------------------------

(iv) Confidential Relationship. The Bank considers its Confidential Information to constitute "trade secrets" which are protected from unauthorized disclosure under applicable law. However, whether or not the Confidential Information constitutes trade secrets, the Executive acknowledges and agrees that the Confidential Information is protected from unauthorized disclosure or use due to his covenants under this Section 9 and his fiduciary duties as an executive of the Bank.

(v) Return of Documents. The Executive acknowledges and agrees that the Confidential Information is and at all times shall remain the sole and exclusive property of the Bank. Upon the termination of his employment with the Bank or upon request by the Bank, the Executive will promptly return to the Bank in good condition all documents, data and records of any kind, whether in hardcopy or electronic form, which contain any Confidential Information, including any and all copies thereof, as well as all materials furnished to or acquired by the Executive during the course of the Executive's employment with the Bank.

(b) Enforcement. For purposes of this Section 9, the term "Bank" shall include the Bank and the Company and all of their subsidiaries. Each such entity shall be an intended third party beneficiary of this Agreement and shall have the right to enforce the provisions of this Agreement against the Executive individually or collectively with any one or more of the other subsidiaries.

(c) Equitable Relief. The Executive acknowledges and agreed that, by reason of the sensitive nature of the Confidential Information of the Bank referred to in this Agreement, in addition to recovery of damages and any other legal relief to which the Bank may be entitled in the event of the Executive's violation of this Agreement, the Bank shall also be entitled to equitable relief, including such injunctive relief as may be necessary to protect the interests of the Bank in such Confidential Information and as may be necessary to specifically enforce the Executive's obligations under this Agreement.


10.     HEADINGS FOR REFERENCE ONLY

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

11.     GOVERNING LAW

     This Agreement shall be governed by the laws of the State of New York, but only to the extent not superseded by federal law.

12.     ARBITRATION

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

--------------------------------------------------------------------------------

13.     SUCCESSOR TO THE EMPLOYER

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

ATTEST:                              PATHFINDER BANK


________________            By: _________________________________
Secretary                   Thomas W. Schneider
                            President and Chief Executive Officer


ATTEST:                              PATHFINDER BANCORP, INC.

________________            By: _________________________________
Secretary                   Thomas W. Schneider
                            President and Chief Executive Officer


WITNESS:                              EXECUTIVE

________________            By: __________________________________

--------------------------------------------------------------------------------

EXHIBIT 10.9
                            PATHFINDER BANCORP, INC.
                                 PATHFINDER BANK
                           CHANGE IN CONTROL AGREEMENT


     This Agreement is made effective as of the 19th day of December, 2006, by and between Pathfinder Bank (the "Bank"), a New York chartered stock savings bank, with its principal administrative office at 214 West First Street, Oswego, New York 13126-2547, jointly with Pathfinder Bancorp, Inc, the sole stockholder of the Bank, and Melissa A. Miller (the "Executive"). Any reference to "Company" herein shall mean Pathfinder Bancorp, Inc. or any successor thereto. Any reference to "Employer" herein shall mean both the Bank and the Company or any successors thereto

     WHEREAS, the Executive is employed by the Employer; and

     WHEREAS, the Employer desires to provide Executive with certain benefits in the event of a Change in Control of the Employer, as hereinafter defined:

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.     CHANGE IN CONTROL DEFINED

     For purposes of this Agreement, a "Change in Control" of the Bank or Company shall mean a Change in Control of a nature that (i) would be required to be reported in response to Item 5.01 of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); or (ii) results in a Change in Control of the Bank or the Company within the meaning of the Home Owners Loan Act, as amended, and applicable rules and regulations promulgated thereunder, as in effect at the time of the Change in Control (collectively, the "HOLA"); or
(iii) without limitation such a Change in Control shall be deemed to have occurred at such time as (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of Company's outstanding securities except for any securities purchased by the Employer's employee stock ownership plan or trust; or (b) individuals who constitute the Company's Board of Directors on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or Company is not the surviving institution occurs; or (d) a proxy statement soliciting proxies from stockholders of the Company, by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations or financial institutions, and as a result such proxy solicitation a plan of reorganization, merger consolidation or similar transaction involving the Company is approved by the requisite vote of the Company's stockholders; or
(e) a tender offer is made for 25% or more of the voting securities of the Company and the shareholders owning beneficially or of record 25% or more of the outstanding securities of the Company have tendered or offered to sell their shares pursuant to such tender offer and such tendered shares have been accepted by the tender offeror. Notwithstanding anything to the contrary herein, a "Change in Control" of the Bank or the Company shall not be deemed to have occurred in the event of a conversion of Pathfinder Bancorp, MHC to stock holding company form.

--------------------------------------------------------------------------------

2.     BENEFITS DUE EXECUTIVE IN THE EVENT OF CHANGE IN CONTROL

     If any of the events described in Section 1 hereof constituting a Change in Control have occurred, Executive shall be entitled to the benefits provided in paragraphs (a), (b), (c), (d) and (e) of this Section 2 upon his dismissal from employment within twelve (12) months of the Change in Control ("Dismissal"). (Notwithstanding any other provision of this Agreement, a voluntary termination by the Executive shall not be deemed a "Dismissal")

     (a) Upon the occurrence of a Change in Control followed by the Executive's Dismissal, the Employer shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to his most recent annual base salary, including bonuses and any other cash compensation paid to the Executive within the most recent twelve (12) month period. Such Payment shall be made by the Employer on the Date of Dismissal.

     (b) Upon the occurrence of a Change in Control followed by the Executive's Dismissal of employment, the Employer will cause to be continued life, medical, dental and disability coverage substantially identical to the
coverage maintained by the Employer for Executive prior to his Dismissal.   Such
coverage and payments shall cease upon the expiration of twelve (12) months.

     (c) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to any Stock Option Plan of the Bank or Company.

     (d) Upon the occurrence of a Change in Control, Executive shall become fully vested in and entitled to all benefits granted to him pursuant to Supplemental Executive Retirement Plan of the Bank or Company , applicable to him, if any.

     (e) Upon the occurrence of a Change in Control, the Executive shall become fully vested in and entitled to all benefits awarded to him under the Bank's or the Company's Recognition and Retention Plan or any restricted stock plan in effect.

     (f) Notwithstanding the preceding paragraphs of this Section 2, in the event that:

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

     (g) Notwithstanding the foregoing, there will be no reduction in the Payment otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of disability.

--------------------------------------------------------------------------------

3.     TERMINATION FOR CAUSE

     The term "Termination for Cause" shall mean termination because of the Executive's personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In determining incompetence, the acts or omissions shall be measured against standards generally prevailing in the financial services industry. For purposes of this paragraph, no act or failure to act on the part of Executive shall be considered "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Employer. Notwithstanding the foregoing, Executive shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Boards of Directors of the Company and the Bank at a meeting of said Boards called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Boards), finding that in the good faith opinion of the Boards, Executive was guilty of conduct justifying Termination for Cause and specifying the particulars thereof in detail. Notwithstanding any provision in paragraph 2, the Executive shall not have the right to receive Termination Benefits for any period after Termination for Cause.

4.     NO ATTACHMENT

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

5.     MODIFICATION AND WAIVER

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

6.     SEVERABILITY

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

--------------------------------------------------------------------------------

7.     EMPLOYMENT AT WILL

     Except for the limited benefits granted herein, nothing in this Agreement shall be construed to create an employment contract and the parties acknowledge that the Executive's employment remains "at will".

8.     AGREEMENT TERM

     The initial "Agreement Term" shall begin on the date this agreement is executed and shall continue through December 31, 2007. As of December 31, 2007, and as of each December 31st thereafter, the agreement term shall extend automatically for one year unless the Bank gives notice to the executive prior to the date of such extension that the agreement term will not be extended. Notwithstanding the foregoing, if a change in control occurs during the agreement term, the agreement term shall continue through and terminate on the first anniversary of the date on which the change in control occurs.

9.     PROPRIETARY INFORMATION

The parties agree to the protection of the Bank's proprietary information as follows:

(a)     Nondisclosure of Confidential Information

(i) Access. The Executive acknowledges that employment with the Bank necessarily involves exposure to, familiarity with, and opportunity to learn highly sensitive, confidential and proprietary information of the Bank and its subsidiaries, which may include information about products and services, markets, customers and prospective customers, vendors and suppliers, miscellaneous business relationships, investment products, pricing, billing and collection procedures, proprietary software and other intellectual property, financial and accounting data, personnel and compensation, data processing and communications, technical data, marketing strategies, research and development of new or improved products and services, and know-how regarding the business of the Bank and its products and services (collectively referred to herein as "Confidential Information")

(ii) Valuable Asset. The Executive further acknowledges that the Confidential Information is a valuable, special, and unique asset of the Bank, such that the unauthorized disclosure or use by persons or entities outside the Bank would cause irreparable damage to the business of the Bank. Accordingly, the Executive agrees that during and after the Executive's employment with the Bank, until the Confidential Information becomes publicly known, the Executive shall not directly or indirectly disclose to any person or entity, use for any purpose or permit the exploitation, copying or summarizing of, any Confidential Information of the Bank, except as specifically required in the proper performance of his duties for the Bank.

(iii) Duties. The Executive agrees to take all appropriate action, whether by instruction, agreement or otherwise, to endure the protection, confidentiality and security of the Confidential Information and to satisfy his obligations under this Agreement. Prior to lecturing or publishing articles which reference to Bank and its business, the Executive will provide to an officer of the Bank a copy of the material to be presented for the Bank to review and approve in order to ensure that no Confidential Information is disclosed.

--------------------------------------------------------------------------------

(iv) Confidential Relationship. The Bank considers its Confidential Information to constitute "trade secrets" which are protected from unauthorized disclosure under applicable law. However, whether or not the Confidential Information constitutes trade secrets, the Executive acknowledges and agrees that the Confidential Information is protected from unauthorized disclosure or use due to his covenants under this Section 9 and his fiduciary duties as an executive of the Bank.

(v) Return of Documents. The Executive acknowledges and agrees that the Confidential Information is and at all times shall remain the sole and exclusive property of the Bank. Upon the termination of his employment with the Bank or upon request by the Bank, the Executive will promptly return to the Bank in good condition all documents, data and records of any kind, whether in hardcopy or electronic form, which contain any Confidential Information, including any and all copies thereof, as well as all materials furnished to or acquired by the Executive during the course of the Executive's employment with the Bank.

(b) Enforcement. For purposes of this Section 9, the term "Bank" shall include the Bank and the Company and all of their subsidiaries. Each such entity shall be an intended third party beneficiary of this Agreement and shall have the right to enforce the provisions of this Agreement against the Executive individually or collectively with any one or more of the other subsidiaries.

(c) Equitable Relief. The Executive acknowledges and agreed that, by reason of the sensitive nature of the Confidential Information of the Bank referred to in this Agreement, in addition to recovery of damages and any other legal relief to which the Bank may be entitled in the event of the Executive's violation of this Agreement, the Bank shall also be entitled to equitable relief, including such injunctive relief as may be necessary to protect the interests of the Bank in such Confidential Information and as may be necessary to specifically enforce the Executive's obligations under this Agreement.


10.     HEADINGS FOR REFERENCE ONLY

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

11.     GOVERNING LAW

     This Agreement shall be governed by the laws of the State of New York, but only to the extent not superseded by federal law.

12.     ARBITRATION

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

--------------------------------------------------------------------------------

13.     SUCCESSOR TO THE EMPLOYER

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

ATTEST:                              PATHFINDER BANK


________________            By: _________________________________
Secretary                   Thomas W. Schneider
                            President and Chief Executive Officer


ATTEST:                              PATHFINDER BANCORP, INC.

________________            By: _________________________________
Secretary                   Thomas W. Schneider
                            President and Chief Executive Officer


WITNESS:                              EXECUTIVE

________________            By: __________________________________


--------------------------------------------------------------------------------

EXHIBIT  21:  SUBSIDIARIES  OF  THE  COMPANY

Company                         Percent  Owned
-----------------------------------------------
Pathfinder  Bank  (1)                 100%
Pathfinder  Statutory  Trust          100%

(1) Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. 100% owned by Pathfinder Bank

EXHIBIT  23:  CONSENT  OF  BEARD  MILLER  COMPANY  LLP

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Pathfinder  Bancorp,  Inc.
Oswego,  New  York



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated March 27, 2007, relating to the consolidated financial statements which appears in this Annual Report on Form 10-K.


                                             /s/  BEARD MILLER  COMPANY  LLP


Beard  Miller  Company  LLP
Harrisburg,  Pennsylvania
March  27,  2007

--------------------------------------------------------------------------------

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


March  30,  2007                  /s/  Thomas  W.  Schneider
                                  Thomas  W.  Schneider
                                  President  and  Chief  Executive  Officer

--------------------------------------------------------------------------------

EXHIBIT 31.2: RULE 13A-14(A) / 15D-14(A) CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

Certification  of  Chief  Financial  Officer

Pursuant  to  Section  302  of  the  Sarbanes-Oxley  Act  of  2002

I, James A. Dowd, Senior Vice President and Chief Financial Officer, certify that:

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

March  30,  2007                       /s/  James  A.  Dowd
                                       James  A.  Dowd
                                       Senior  Vice  President  and
                                       Chief  Financial  Officer
--------------------------------------------------------------------------------

EXHIBIT 32.1 SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2006 and that to the best of his knowledge:

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


March  30,  2007                 /s/  Thomas  W.  Schneider
                                 Thomas  W.  Schneider
                                 President  and  Chief  Executive  Officer


March  30,  2007                 /s/  James  A.  Dowd
                                 James  A.  Dowd
                                 Senior  Vice  President  and
                                 Chief  Financial  Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Pathfinder  Bancorp,  Inc.

March  30,  2007                                  By:    /s/  Thomas  W.  Schneider
                                                         Thomas  W.  Schneider
                                                         President  and  Chief
                                                          Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                  By:    /s/ Janette Resnick,
                                                         Janette Resnick,
                                                         Chairman of the Board
                                                         Date:  March 30, 2007

By:    /s/ Thomas W. Schneider                    By:    /s/ Chris R. Burritt
       Thomas W. Schneider, President                    Chris R. Burritt, Director
       and Chief Executive Officer
Date:  March 30, 2007                             Date:  March 30, 2007

By:    /s/ James A. Dowd                          By:    /s/ George P. Joyce
       James A. Dowd, Vice President,                    George P. Joyce, Director
       Chief Financial Officer and Trust Officer
Date:  March 30, 2007                             Date:  March 30, 2007

By:    /s/ Bruce E. Manwaring                     By:    /s/ Corte J. Spencer
       Bruce E. Manwaring, Director                      Corte J. Spencer, Director
Date:  March 30, 2007                             Date:  March 30, 2007

By:    /s/ L. William Nelson, Jr.                 By:    /s/ Lloyd Stemple
       L. William Nelson, Jr. Director                   Lloyd Stemple, Director
Date:  March 30, 2007                             Date:  March 30, 2007

By:    /s/ Steven W. Thomas
       Steven W. Thomas, Director
Date:  March 30, 2007