Form 10QSB
period 2007-03-31
PATHFINDER BANCORP INC
filed 2007-05-15
CIK 1046188

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending March 31, 2007
                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-23601
                                                ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                FEDERAL                               16-1540137
     -------------------------------       ----------------------------
    (State or Other Jurisdiction of                     (I.R.S.)
      Incorporation or Organization)       Employer Identification Number)

                     214 West First Street, Oswego, NY 13126
                     ---------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (315) 343-0057
                                 --------------
                 (Issuer's Telephone Number including area code)


     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

     Indicate by check mark whether the small business issuer is a shell company
(as  defined  in  Rule  12b-2  of  the  Exchange  Act).    Yes [  ]    No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007, there were 2,970,819 shares issued and 2,483,532 shares outstanding of the Small business issuer's Common Stock.

     Transitional  Small Business Disclosure Format (check one)  Yes [X  No [ ]

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART 1     FINANCIAL INFORMATION                                        PAGE NO.

     Item 1.    Consolidated Financial Statements
                Consolidated Statements of Condition                       1
                Consolidated Statements of Income                          2
                Consolidated Statements of Changes in
                    Shareholders' Equity                                   3
                Consolidated Statements of Cash Flows                      4
                Notes to Consolidated Financial Statements                 5

     Item 2.     Management's Discussion and Analysis or Plan of           9
                    Operation

     Item 3.     Controls and Procedures                                  17


PART II     OTHER INFORMATION                                             18

     Item 1.     Legal proceedings
     Item 2.     Unregistered sales of equity securities and use
                    of proceeds
     Item 3.     Defaults upon senior securities
     Item 4.     Submission of matters to a vote of security holders
     Item 5.     Other information
     Item 6.     Exhibits


SIGNATURES                                                                18


PART I FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                      PATHFINDER BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF CONDITION
                                MARCH 31, 2007 AND DECEMBER 31, 2006
                                             (UNAUDITED)

                                                                              MARCH 31, DECEMBER 31,
                                                                              ---------------------
(In thousands, except share data)                                                  2007        2006
---------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                                                       $  6,397   $  7,068
  Interest earning deposits                                                        9,912      6,655
---------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                             16,309     13,723
  Investment securities, at fair value                                            74,335     62,640
  Federal Home Loan Bank stock, at cost                                            1,383      1,579
  Loans                                                                          204,691    203,209
  Less: Allowance for loan losses                                                  1,481      1,496
---------------------------------------------------------------------------------------------------
      Loans receivable, net                                                      203,210    201,713
  Premises and equipment, net                                                      7,543      7,597
  Accrued interest receivable                                                      1,732      1,694
  Foreclosed real estate                                                             365        471
  Goodwill                                                                         3,840      3,840
  Intangible asset, net                                                              125        181
  Bank owned life insurance                                                        6,268      6,212
  Other assets                                                                     2,109      1,732
---------------------------------------------------------------------------------------------------
          Total assets                                                          $317,219   $301,382
===================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
      Interest-bearing                                                          $238,283   $225,003
      Noninterest-bearing                                                         22,178     20,582
---------------------------------------------------------------------------------------------------
          Total deposits                                                         260,461    245,585
----------------------------------------------------------------------------------------------------
  Long-term borrowings                                                            22,010     26,360
  Junior subordinated debentures                                                  10,310      5,155
  Other liabilities                                                                3,506      3,432
---------------------------------------------------------------------------------------------------
          Total liabilities                                                      296,287    280,532
  Shareholders' equity:
    Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
    Common stock, par value $.01; authorized 10,000,000 shares;
    2,970,819 and 2,953,619 shares issued; and 2,483,532 and
    2,466,332 shares outstanding, respectively                                        30         29
  Additional paid-in-capital                                                       7,899      7,786
  Retained earnings                                                               21,215     21,307
  Accumulated other comprehensive loss                                            (1,710)    (1,770)
  Treasury Stock, at cost; 487,287 shares                                         (6,502)    (6,502)
---------------------------------------------------------------------------------------------------
          Total shareholders' equity                                              20,932     20,850
---------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                            $317,219   $301,382
===================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               FOR THE THREE     FOR THE THREE
                                                                MONTHS ENDED      MONTHS ENDED
  (In thousands, except per share data)                       MARCH 31, 2007    MARCH 31, 2006
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including fees                                       $         3,413   $         3,057
  Debt securities:
    Taxable                                                               638               641
    Tax-exempt                                                             44                98
  Dividends                                                                81                61
  Other                                                                    93                 8
-----------------------------------------------------------------------------------------------
       Total interest income                                            4,269             3,865
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                  1,735             1,249
  Interest on short-term borrowings                                         0                61
  Interest on long-term borrowings                                        413               438
-----------------------------------------------------------------------------------------------
       Total interest expense                                           2,148             1,748
-----------------------------------------------------------------------------------------------
           Net interest income                                          2,121             2,117
PROVISION FOR LOAN LOSSES                                                  50                22
-----------------------------------------------------------------------------------------------
           Net interest income after provision for loan losses          2,071             2,095
-----------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                     333               371
  Earnings on bank owned life insurance                                    56                49
  Loan servicing fees                                                      64                59
  Net losses on sales and impairment of investment securities              (3)               (2)
  Net losses on sales of loans and foreclosed real estate                  (7)              (19)
  Debit card interchange fees                                              48                41
  Other charges, commissions and fees                                     100                94
-----------------------------------------------------------------------------------------------
           Total noninterest income                                       591               593
-----------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                        1,227             1,275
  Building occupancy                                                      318               316
  Data processing expenses                                                342               324
  Professional and other services                                         237               115
  Amortization of intangible asset                                         56                56
  Other expenses                                                          278               325
-----------------------------------------------------------------------------------------------
           Total  noninterest expenses                                  2,458             2,411
-----------------------------------------------------------------------------------------------
Income before income taxes                                                204               277
Provision for income taxes                                                 39                37
-----------------------------------------------------------------------------------------------
Net income                                                    $           165   $           240
===============================================================================================
Net income per share - basic                                  $          0.07   $          0.10
-----------------------------------------------------------------------------------------------
Net income per share - diluted                                $          0.07   $          0.10
-----------------------------------------------------------------------------------------------
Dividends per share                                           $        0.1025   $        0.1025
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31 2006
                                   (UNAUDITED)

                                                                                                 ACCUMULATED
                                                                  ADDITIONAL                           OTHER
                                               COMMON  ISSUED        PAID-IN        RETAINED   COMPREHENSIVE TREASURY
(In thousands, except share data)              SHARES    AMOUNT      CAPITAL        EARNINGS            LOSS    STOCK     TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                  2,953,619  $     29  $     7,786  $       21,307   $     (1,770)  $(6,502)  $20,850
Comprehensive income:
  Net income                                                                             165                                165
Other comprehensive gain, net of tax
Unrealized net gains on securities                                                                       60                  60
                                                                                                                        --------
TOTAL COMPREHENSIVE INCOME                                                                                                  225

Stock options exercised                        17,200         1          113                                                114
Dividends declared ($.1025 per share)                                                   (257)                              (257)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2007                     2,970,819  $     30  $     7,899  $       21,215   $     (1,710)  $(6,502)  $20,932
================================================================================================================================

BALANCE, DECEMBER 31, 2005                  2,950,419  $     29  $     7,721  $       20,965   $     (1,285)  $(6,502)  $20,928
Comprehensive income:
  Net income                                                                             240                                240
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                     (57)                (57)
                                                                                                                        --------
TOTAL COMPREHENSIVE INCOME                                                                                                  183
Dividends declared ($.1025 per share)                                                   (252)                              (252)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2006                     2,950,419  $     29  $     7,721  $       20,953   $     (1,342)  $(6,502)  $20,859
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     FOR THE THREE     FOR THE THREE
                                                                                     MONTHS ENDED      MONTHS ENDED
(In thousands)                                                                       MARCH 31, 2007    MARCH 31, 2006
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                          $          165   $           240
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                      50                22
 Proceeds from sale of loans                                                                   781                 -
 Originations of loans held-for-sale                                                          (784)                -
 Realized losses on sales of:
   Foreclosed real estate                                                                        4                 7
   Loans                                                                                         3                12
   Available-for-sale investment securities                                                      3                 2
 Depreciation                                                                                  195               190
 Amortization of intangible asset                                                               56                56
 Amortization of deferred financing costs                                                        8                 8
 Amortization of mortgage servicing rights                                                      13                28
 Earnings on bank owned life insurance                                                         (56)              (49)
 Net amortization of premiums and discounts on investment securities                            29                32
 (Increase) decrease in interest receivable                                                    (38)               36
 Net change in other assets and liabilities                                                   (532)             (456)
----------------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by operating activities                                     (103)              128
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of investment securities available-for-sale                                      (13,226)          (10,906)
 Net redemption (purchase) of Federal Home Loan Bank stock                                     196              (274)
 Proceeds from maturities and principal reductions of investment securities
       available-for-sale                                                                    1,600             1,533
 Proceeds from sale:
   Available-for-sale investment securities                                                      -             3,976
   Real estate acquired through foreclosure                                                    102                50
 Net increase in loans                                                                      (1,547)           (2,024)
 Purchase of premises and equipment                                                           (141)             (121)
----------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                (13,016)           (7,766)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net (decrease) increase in demand deposits, NOW accounts, saving accounts,
   money market deposit accounts, MMDA accounts, escrow deposits                            11,081              (519)
 Net increase in time deposits                                                               3,795             1,818
 Net proceeds from short-term borrowings                                                         -             7,100
 Payments on long-term borrowings                                                           (4,350)           (1,000)
 Proceeds from issuance of junior subordinated debentures                                    5,155                 -
 Proceeds from exercise of stock options                                                       114                 -
 Cash dividends                                                                                (90)              (90)
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                             15,705             7,309
----------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and cash equivalents                                       2,586              (329)
Cash and cash equivalents at beginning of period                                            13,723             7,895
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $       16,309   $         7,566
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

(2)  EARNINGS  PER  SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2007 and 2006, using 2,481,572 and 2,463,132 weighted average common shares outstanding, respectively. Diluted earnings per share for the three months ended March 31, 2007 and 2006 have been computed using 2,490,053 and 2,481,777 weighted average common shares outstanding, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3)  PENSION  BENEFITS

The composition of net periodic benefit plan cost for the three months ended March 31, is as follows:



                           FOR  THE  THREE  MONTHS
                               ENDED  MARCH  31,
--------------------------------------------------
(In thousands)                    2007    2006
--------------------------------------------------
Service cost                      $49     $48
Interest cost                      68      63
Expected return on plan assets    (98)    (92)
Amortization of net losses         22      28
--------------------------------------------------
Net periodic benefit cost         $41     $47
==================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $190,000 to its pension plan in 2007. As of March 31, 2007, $47,000 had been contributed to the pension plan.

4)  COMPREHENSIVE  INCOME  (LOSS)

The components of other comprehensive income (loss) and related tax effects are as follows:


                                       FOR  THE  THREE  MONTHS
                                            ENDED  MARCH  31,
--------------------------------------------------------------
                                               2007      2006
--------------------------------------------------------------

Gross change in unrealized gains (losses) on
  securities available for sale               $  97     $ (88)
Reclassification adjustment for losses
  included in net income                          3         2
--------------------------------------------------------------
                                                100       (86)
Tax effect                                      (40)       29
--------------------------------------------------------------
Net of tax amount                             $  60    $ (57)
==============================================================

The components of accumulated other comprehensive loss, net of related tax effects are as follows:

                                                  MARCH 31,  DECEMBER 31,
                                                      2007        2006
------------------------------------------------------------------------
Unrealized losses on available for sale securities  $  (789)    $  (849)
Unrecognized pension and other postretirement
  benefit losses                                       (921)       (921)
------------------------------------------------------------------------
                                                    $(1,710)    $(1,770)
========================================================================

(5)  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $271,000 of standby letters of credit as of March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

(6)  NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a significant effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company as of January 1, 2008, unless early adoption is elected. The Company is currently analyzing the effects of this interpretation but does not expect its implementation will have a significant impact on the Company's consolidated financial condition or results of operations.

EITF 06-4

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

EITF  06-5
On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company's consolidated financial statements.

EITF  06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc and its wholly owned subsidiary, Pathfinder Bank. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. represent wholly owned subsidiaries of Pathfinder Bank. At March 31, 2007, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the MD&A, held 64.2% of the Company's common stock and the public held 35.8%.

The following discussion reviews the Company's financial condition at March 31, 2007 and the results of operations for the three months ended March 31, 2007 and March 31, 2006.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K ("the Consolidated Financial Statements"). Beginning with this Form 10-QSB, the Company has elected to file its Exchange Act reports under the rules and regulations applicable to small business issuers.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at March 31, 2007, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Net income was $165,000, or $0.07 per share, for the three months ended March 31, 2007, as compared to $240,000, or $0.10 per share, for the same period in 2006. During the first quarter of 2007, the Company continued its efforts toward transforming its more traditional thrift balance sheet with mostly residential loans as earning assets, toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, total commercial loans comprise 31.8% of the total gross loan portfolio for the quarter ended March 31, 2007, as compared to 28.3% of the portfolio for the year ended December 31, 2006.

On March 22, 2007, the Company entered into a trust preferred issuance for $5.0 million, adjustable quarterly at a 1.65% spread over the 3-month LIBOR. The Company intends to use all the proceeds from the issuance to retire its existing trust preferred obligation on June 27, 2007, at its first call date.

Long-term borrowings decreased $4.4 million during the first quarter of 2007 as excess liquidity was used to pay off advances when they matured.

In the fall of 2006, Alliance Bank N.A. merged with the parent company of Oswego County National Bank (OCNB). OCNB, formerly, Oswego County Savings Bank had been domiciled in the city of Oswego since it's founding in 1870 and had been the primary local competitor for Pathfinder Bank. In management's view, the absorption of OCNB into Alliance Bank, a $900 million bank headquartered in Syracuse, NY, will provide both challenges and opportunities for Pathfinder Bank. The challenge will be the ability of a larger competitor to more actively and aggressively market within the primary business area of Pathfinder Bank. Opportunities exist, as management believes that it's unique competencies and differentiators are more closely matched by a locally domiciled bank than one headquartered outside our primary market area. Opportunities may exist to garner additional business opportunities with the traditional customer base of OCNB which is more apt to conduct its business with a local bank.

RESULTS  OF  OPERATIONS

The return on average assets and return on average shareholders' equity were 0.21% and 3.13%, respectively, for the three months ended March 31, 2007, compared with 0.31% and 4.54%, respectively, for the three months ended March 31, 2006. During the first quarter of 2007 when compared to the first quarter of 2006, net interest income increased $4,000, offset by an increase in provision for loan losses of $28,000, a $13,000 decrease in core noninterest income and a $47,000 increase in other expenses.

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

Net interest income, on a tax-equivalent basis remained relatively constant at $2.1 million for the three months ended March 31, 2007 when compared to the same period of 2006. The Company's net interest margin for the first quarter of 2007 decreased to 3.02% from 3.13% when compared to the same quarter in 2006. Management expects continued margin compression to adversely impact earnings as we perceive the yield curve will continue to be flat or inverted over the near term. The decline in net interest income is attributable to the higher rates paid on both deposits and borrowings, offset by an increase of 37 basis points in the average yield earned on earning assets. Average interest-earning assets increased 3% to $284.6 million at March 31, 2007 as compared to $275.9 million at March 31, 2006. The increase in average earning assets is primarily attributable to a $13.7 million increase in loans receivable and a $6.3 million increase in interest earning deposits, offset by an $11.4 million decrease in investment securities. Average interest-bearing liabilities increased $2.7 million, and the cost of funds increased 58 basis points to 3.24% from 2.66% for the same period in 2006. The increase in the average balance of interest-bearing liabilities resulted primarily from a $11.6 million increase in deposits, offset by a $9.0 million reduction in borrowed funds.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2007 increased $386,000, or 5%, to $4.3 million from $3.9 million for the quarter ended March 31, 2006. The average balance of loans increased $13.7 million, with the average yield increasing 27 basis points to 6.69% for the first quarter of 2007. Average commercial loans increased $5.6 million, and experienced an increase in the average tax-equivalent yield of 54 basis points, to 8.54% from 8.00%, in 2006. The increase in the yield on commercial loans is primarily the result of the adjustable rate portions of the portfolio repricing upward in connection with upward adjustments in the prime rate, as well as new commercial loan originations occurring at market rates higher than the weighted average existing portfolio rate. Average commercial real estate loans increased $8.1 million for the first quarter of 2007, with an increase in the yield of 2 basis points.

The Company's residential mortgage loan portfolio decreased $1.2 million, or 1%, during the first quarter of 2007, when compared to the first quarter of 2006. The average yield on the residential mortgage loan portfolio increased 4 basis points to 5.77% in 2007 from 5.73% in 2006. An increase in the average balance of consumer loans of $1.5 million, or 8%, resulted from an increase in home equity loans. The average yield increased 60 basis points, to 8.25% from 7.65% in 2006 as a result of the increase in the prime rate. Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2007 decreased by $11.3 million, compared to the same period a year ago, with a decrease in tax-equivalent interest income from investments of $56,000, or 7%, compared to the first quarter of 2006. The average tax-equivalent yield of the portfolio increased 31 basis points, to 4.28% from 3.97%. The decrease in the average balance of investment securities is a result of liquidity provided by portfolio amortization and maturities being reinvested into the loan portfolio.

INTEREST  EXPENSE

Total interest expense increased $400,000 for the three months ended March 31, 2007 compared to the same quarter in 2006, as the cost of funds increased 58 basis points to 3.24% in 2007 from 2.66% in 2006. Deposit interest expense for the comparable periods increased $486,000 or 39%, as the average rate paid on higher earning time accounts and MMDA accounts increased 75 basis points to 4.45% and 50 basis points to 4.17% as compared to 3.70% and 3.67% in 2006, respectively. These increases were offset by decreases in the average balance of money management accounts to $12.0 million in 2007 from $14.4 million in 2006 and the average balance of savings accounts to $54.9 million in 2007 from $64.4 million in 2006. Interest expense on borrowings decreased by $86,000, or 17%, from the prior period. The decrease in interest expense on borrowings was the result of a $9.4 million decrease in the average balance of borrowed funds, offset by an increase in the cost of the floating rate junior subordinated debentures to 8.87% in 2007 from 8.07% in 2006.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended March 31, 2007 increased to $50,000 from $22,000 for the same period in 2006. The increased provision is reflective of a growing commercial loan portfolio and one more heavily weighted to commercial and commercial real estate, which has higher inherent risk than a consumer real estate portfolio. Offsetting the need for an increased provision for loan losses from a growing portfolio, is improvement in asset quality. The Company's ratio of allowance for loan losses to period end loans has decreased to 0.72% at March 31, 2007 from 0.74% at December 31, 2006 and 0.88% at March 31, 2006. Non-performing loans to period end loans have decreased to 0.66% at March 31, 2007 from 0.76% at March 31, 2006.

OTHER  INCOME

The Company's other income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on other income for the periods indicated:



                                                                 THREE MONTHS ENDED MARCH 31,
                                                               2007    2006          CHANGE
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts                           $ 333   $ 371   $   (38)  -10.2%
Earnings on bank owned life insurance                            56      49         7    14.3%
Loan servicing fees                                              64      59         5     8.5%
Debit card interchange fees                                      48      41         7    17.1%
Other charges, commissions and fees                             100      94         6     6.4%
----------------------------------------------------------------------------------------------
Core noninterest income                                         601     614       (13)   -2.1%
Net losses on sales and impairment of investment securities      (3)     (2)       (1)   50.0%
Net losses on sales of loans and foreclosed real estate          (7)    (19)       12   -63.2%
----------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                      $ 591   $ 593   $    (2)   -0.3%
==============================================================================================

For the three months ended March 31, 2007, core noninterest income decreased $13,000 when compared with the three months ended March 31, 2006. The $38,000 decrease in service charges on deposit accounts is attributable to decreased utilization of our extended overdraft program by the customer base. This decrease was offset by a $7,000 increase in debit card usage fees, a $7,000 increase in earnings on bank owned life insurance, a $6,000 increase in other charges, commissions and fees, and a $5,000 increase in loan servicing fees. The increase in other charges, commissions and fees is primarily attributable to an increase in revenue from in-house investment services.

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the quarters indicated:


                                      THREE MONTHS ENDED MARCH 31,
                                     2007    2006         CHANGE
--------------------------------------------------------------------
(Dollars in thousands)
Salaries and employee benefits      $1,227  $1,275  $   (48)   -3.8%
Building occupancy                     318     316        2     0.6%
Data processing                        342     324       18     5.6%
Professional and other services        237     115      122   106.1%
Amortization of intangible assets       56      56        -     0.0%
Other operating expenses               278     325      (47)  -14.5%
--------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES          $2,458  $2,411  $    47     1.9%
====================================================================

Total noninterest expense increased for the three months ended March 31, 2007 when compared to the same quarter of 2006. Professional and other services expense increased $122,000 primarily from consulting expenses associated with the on-going SOX 404 process review, additional legal costs associated with expanded compensation disclosures within the annual proxy statement and a direct mailing campaign aimed at attracting new deposit customers. Data processing expenses increased $18,000 primarily due to an increase in internet banking costs, ATM processing charges, depreciation expense and maintenance charges. These increases were partially offset by $48,000 and $47,000 decreases in salaries and employee benefits and other expenses, respectively. The decrease in salaries and employee benefits was primarily due to a reduction in compensation and employee benefits, as management has realigned responsibilities in its effort to contain expenses. The decrease in other expenses was the result of a reduction in costs associated with foreclosed real estate properties as the number of properties decreased to 4 from 13 in the comparable quarter of 2006, combined with a reduction in audit and exam expenses.

INCOME  TAX  EXPENSE

Income taxes increased $2,000 for the quarter ended March 31, 2007 as compared to the same period in 2006. The Company continues to strive to reduce its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies. The increase in the effective tax rate for the quarter ended March 31, 2007 of 19% from 13% in 2006 is due primarily to a decline in tax-exempt interest income. Enactment of proposed state tax legislation regarding Real Estate Investment Trusts would increase the state tax rate for the Company.


CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $15.8 million, or 5%, to $317.2 million at March 31, 2007, from $301.4 million at December 31, 2006. The increase in total assets was primarily the result of an increase in investment securities of $11.7 million, or 19%, a $3.2 million, or 49%, increase in interest earning deposits and a $1.5 million, or 1%, increase in loans receivable. The growth in investment securities was a result of securities acquisitions during January and February 2007 in order to obtain the required collateral for increased municipal deposit levels.

At March 31, 2007, the securities balance included a net unrealized loss on available for sale securities of $1.3 million, versus a net unrealized loss of $1.4 million at December 31, 2006. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 6% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

LIABILITIES

Total liabilities increased $15.8 million, or 6%, to $296.3 million at March 31, 2007 from $280.5 million at December 31, 2006. The increase in liabilities is primarily due to a $14.9 million increase in total deposits and a $5.1 million increase in junior subordinated debentures, partially offset by a decrease in other long-term borrowings of $4.4 million. On March 22, 2007, the Company entered into a trust preferred issuance for $5.1 million, adjustable quarterly at a 1.65% spread over the 3-month LIBOR. The Company intends to use all the proceeds from the issuance to retire its existing trust preferred obligation on June 27, 2007 - its first call date.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:


                                                           MARCH 31,  DECEMBER 31,
(Dollars in thousands)                                         2007        2006
----------------------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial real estate and commercial                 $         491     $  481
Consumer                                                         99        125
Real estate - construction                                        -          -
              mortgage                                          760        566
--------------------------------------------------------------------------------
Total nonaccrual loans                                $       1,350     $1,172
--------------------------------------------------------------------------------
Total non-performing loans                            $       1,350     $1,172
--------------------------------------------------------------------------------
Foreclosed real estate                                $         365     $  471
--------------------------------------------------------------------------------
Total non-performing assets                           $       1,715     $1,643
--------------------------------------------------------------------------------
Non-performing loans to total loans                            0.66%      0.57%
--------------------------------------------------------------------------------
Non-performing assets to total assets                          0.54%      0.54%
--------------------------------------------------------------------------------
Interest income that would have been recorded
under the original terms of the loans                 $          67     $   53
--------------------------------------------------------------------------------

Total nonperforming loans increased 15% at March 31, 2007 when compared to December 31, 2006. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process. The 23% decrease in foreclosed real estate is primarily due to carrying four foreclosed real estate properties at March 31, 2007 versus seven properties at December 31, 2006.

The allowance for loan losses at March 31, 2007 and December 31, 2006 was $1.5 million, or 0.72% and 0.74% of period end loans, as of these dates.

CAPITAL

Shareholders' equity remained constant at $20.9 million at March 31, 2007 when compared to December 31, 2006. The Company added $165,000 to retained earnings through net income, which was offset by cash dividends returned to its shareholders of $257,000. Additional paid in capital increased $113,000 due to the exercise of stock options during the first quarter of 2007.The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended March 31, 2007, payable in April 2007.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2007, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities available to it. The combined aggregate amount of credit available in connection with its existing facilities is approximately $86.0 million at March 31, 2007.

The Asset Liability Management Committees of the Company are responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2007, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

ITEM  3  -  CONTROLS  AND  PROCEDURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PATHFINDER BANCORP, INC.
     ------------------------
     (Small business issuer)


May 14, 2007                    /s/ Thomas W. Schneider
------------                    -----------------------
Date:                           Thomas W. Schneider
                                President, Chief Executive Officer

May 14, 2007                    /s/ James A. Dowd
------------                     ----------------
Date:                           James A. Dowd
                                Senior Vice President, Chief Financial Officer

EXHIBIT 31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Thomas W. Schneider, certify that:

1. I have reviewed the March 31, 2007 quarterly report on Form 10-QSB of Pathfinder Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


May 14, 2007              /s/ Thomas W. Schneider
------------              -----------------------
Date                      Thomas W. Schneider
                          President and Chief Executive Officer

EXHIBIT 31.2

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, James A. Dowd, certify that:

1. I have reviewed the March 31, 2007 quarterly report on Form 10-QSB of Pathfinder Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


May 14, 2007              /s/ James A. Dowd
------------              -----------------
Date                      James A. Dowd
                          Senior Vice President and Chief Financial Officer

EXHIBIT 32.1

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2007 and that to the best of his knowledge:

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


May 14, 2007                  /s/ Thomas W. Schneider
------------                  -----------------------
Date                          Thomas W. Schneider
                              President and Chief Executive Officer


May 14, 2007                  /s/ James A. Dowd
------------                  -----------------
Date                          James A. Dowd
                              Senior Vice President and Chief Financial
                                Officer