Form 10QSB
period 2007-06-30
PATHFINDER BANCORP INC
filed 2007-08-14
CIK 1046188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                          _____________________________

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2007
                                       OR

     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission File Number: 000-23601
                                                ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  FEDERAL                             16-1540137
    --------------------------------             -------------------
    (State or Other Jurisdiction of              I.R.S. Employer
    Incorporation or Organization)              Identification Number


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2007, there were 2,970,819 shares issued and 2,483,532 shares outstanding of the Small Business Issuer's Common Stock.

Transitional  Small  Business Disclosure Format (check one)  Yes [   ]  No  [X ]

                            PATHFINDER BANCORP, INC.
                                      INDEX



PART  I  FINANCIAL  INFORMATION                                     PAGE  NO.

         Item  1.  Consolidated  Financial  Statements
                    Consolidated  Statements  of  Condition             1
                    Consolidated  Statements  of  Income                2-3
                    Consolidated  Statements  of  Changes  in
                        Shareholders'  Equity                           4
                    Consolidated  Statements  of  Cash  Flows           5-6
                    Notes  to  Consolidated  Financial  Statements      7-10

         Item  2.  Management's  Discussion  and  Analysis  or  Plan
                    of Operation                                        11-19

         Item  3.  Controls  and  Procedures                            20

PART II  OTHER INFORMATION                                              21-22

         Item  1.  Legal  proceedings
         Item  2.  Unregistered  sales  of  equity securities
                      and use of proceeds
         Item  3.  Defaults  upon  senior  securities
         Item  4.  Submission  of  matters  to  a  vote  of
                      security  holders
         Item  5.  Other  information
         Item  6.  Exhibits

SIGNATURES                                                              23

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                          PATHFINDER  BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CONDITION
                                     JUNE 30,  2007 AND DECEMBER 31, 2006
                                                 (UNAUDITED)

                                                                                      June 30,     December 31,
(In thousands, except share data)                                                         2007            2006
---------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                            $   7,037       $   7,068
  Interest earning deposits                                                                351           6,655
---------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                    7,388          13,723
  Investment securities, at fair value                                                  69,625          62,640
  Federal Home Loan Bank stock, at cost                                                  1,318           1,579
  Loans                                                                                205,726         203,209
     Less: Allowance for loan losses                                                     1,561           1,496
--------------------------------------------------------------------------------------------------------------
       Loans receivable, net                                                           204,165         201,713

  Premises and equipment, net                                                            7,585           7,597
  Accrued interest receivable                                                            1,759           1,694
  Foreclosed real estate                                                                   449             471
  Goodwill                                                                               3,840           3,840
  Intangible asset, net                                                                     70             181
  Bank owned life insurance                                                              6,325           6,212
  Other assets                                                                           2,032           1,732
---------------------------------------------------------------------------------------------------------------
       Total assets                                                                  $ 304,556       $ 301,382
===============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Interest-bearing                                                                 $ 232,401       $ 225,003
    Noninterest-bearing                                                                 22,424          20,582
---------------------------------------------------------------------------------------------------------------
       Total deposits                                                                  254,825         245,585
  Short-term borrowings                                                                  3,400               0
  Long-term borrowings                                                                  17,010          26,360
  Junior subordinated debentures                                                         5,155           5,155
  Other liabilities                                                                      3,405           3,432
---------------------------------------------------------------------------------------------------------------
       Total liabilities                                                               283,795         280,532

  Shareholders' equity:
     Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
     Common stock, par value $0.01; authorized 10,000,000 shares;
      2,970,819 and 2,953,619 shares issued;  and 2,483,532 and 2,466,332
      shares outstanding, respectively                                                      30              29
     Additional paid in capital                                                          7,899           7,786
     Retained earnings                                                                  21,288          21,307
     Accumulated other comprehensive loss                                               (1,954)         (1,770)
     Treasury Stock, at cost; 487,287 shares                                            (6,502)         (6,502)
---------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                       20,761          20,850
---------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                    $ 304,556       $ 301,382
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                   PATHFINDER  BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)


                                                                For the three    For the three
                                                                 months ended    months ended
(In thousands, except per share data)                           June 30, 2007    June 30, 2006
-----------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                              $    3,434      $    3,137
 Debt securities:
   Taxable                                                                 676             626
   Tax-exempt                                                               42              98
 Dividends                                                                  85              67
 Interest earning deposits                                                 100               4
-----------------------------------------------------------------------------------------------
       Total interest income                                             4,337           3,932
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                   1,760           1,279
  Interest on short-term borrowings                                         12             116
  Interest on long-term borrowings                                         451             458
-----------------------------------------------------------------------------------------------
       Total interest expense                                            2,223           1,853
-----------------------------------------------------------------------------------------------
          Net interest income                                            2,114           2,079
  Provision for loan losses                                                 75               1
-----------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            2,039           2,078
-----------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                      375             350
  Earnings on bank owned life insurance                                     57              51
  Loan servicing fees                                                       81              58
  Net losses on sales of investment securities                               -              (7)
  Net gains on sales of loans and foreclosed real estate                     7               2
  Debit card interchange fees                                               68              47
  Other charges, commissions and fees                                      103             105
-----------------------------------------------------------------------------------------------
          Total noninterest income                                         691             606
-----------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                         1,274           1,183
  Building occupancy                                                       312             306
  Data processing expenses                                                 352             306
  Professional and other services                                          226             116
  Amortization of intangible asset                                          55              55
  Other expenses                                                           308             344
-----------------------------------------------------------------------------------------------
          Total noninterest expenses                                     2,527           2,310
-----------------------------------------------------------------------------------------------
Income before income taxes                                                 203             374
Provision for income taxes                                                  37              71
-----------------------------------------------------------------------------------------------
NET INCOME                                                          $      166      $      303
===============================================================================================
     NET INCOME PER SHARE - BASIC                                   $     0.07      $     0.12
===============================================================================================
     NET INCOME PER SHARE - DILUTED                                 $     0.07      $     0.12
===============================================================================================
     DIVIDENDS PER SHARE                                            $   0.1025      $   0.1025
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                    PATHFINDER  BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                                                   For the six      For the six
                                                                  months ended     months ended
(In thousands, except per share data)                            June 30, 2007    June 30, 2006
------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                              $    6,847       $    6,194
 Debt securities:
   Taxable                                                               1,314            1,267
   Tax-exempt                                                               86              196
 Dividends                                                                 166              128
 Interest earning deposits                                                 193               12
------------------------------------------------------------------------------------------------
       Total interest income                                             8,606            7,797
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                   3,495            2,528
  Interest on short-term borrowings                                         12              177
  Interest on long-term borrowings                                         864              896
------------------------------------------------------------------------------------------------
       Total interest expense                                            4,371            3,601
------------------------------------------------------------------------------------------------
          Net interest income                                            4,235            4,196
  PROVISION FOR LOAN LOSSES                                                125               23
------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses            4,110            4,173
------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                      708              721
  Earnings on bank owned life insurance                                    113              100
  Loan servicing fees                                                      145              105
  Net losses on sales of securities                                         (3)              (9)
  Net losses on sales of loans/real estate                                   -               (5)
  Debit card interchange fees                                              116               89
  Other charges, commissions & fees                                        203              198
------------------------------------------------------------------------------------------------
          Total noninterest income                                       1,282            1,199
------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                         2,501            2,458
  Building occupancy                                                       630              622
  Data processing expenses                                                 694              630
  Professional and other services                                          463              231
  Amortization of intangible asset                                         111              111
  Other expenses                                                           586              669
------------------------------------------------------------------------------------------------
          Total noninterest expenses                                     4,985            4,721
------------------------------------------------------------------------------------------------
Income before income taxes                                                 407              651
Provision for income taxes                                                  76              108
------------------------------------------------------------------------------------------------
NET INCOME                                                          $      331       $      543
================================================================================================
     NET INCOME PER SHARE - BASIC                                   $     0.13       $     0.22
================================================================================================
     NET INCOME PER SHARE - DILUTED                                 $     0.13       $     0.22
================================================================================================
     DIVIDENDS PER SHARE                                            $    0.205       $    0.205
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                                  PATHFINDER BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
                                                        (unaudited)


                                                                                                  Accumulated
                                                                       Additional                 Other Com-
                                               Common Issued             Paid in     Retained     prehensive      Treasury
(Dollars in thousands, except share data           Shares      Amount     Capital     Earnings       (Loss)           Stock
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                         2,953,619  $    29  $     7,786  $  21,307   $       (1,770)  $  (6,502)
Comprehensive income
Net income                                                                                331
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                       (184)

Total Comprehensive income

Stock options exercised                               17,200        1          113
Dividends declared ($.2050 per share)                                                    (350)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2007                             2,970,819  $    30  $     7,899  $  21,288   $       (1,954)  $  (6,502)
============================================================================================================================

BALANCE, DECEMBER 31, 2005                         2,950,419  $    29  $     7,721  $  20,965   $       (1,285)  $  (6,502)
Comprehensive income
Net income                                                                                543
Other comprehensive loss, net of tax
Unrealized net losses on securities                                                                       (550)

Total Comprehensive loss
Dividends declared ($.2050 per share)                                                    (342)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2006                             2,950,419  $    29  $     7,721  $  21,166   $       (1,835)  $  (6,502)
===========================================================================================================================


                                                Total
------------------------------------------------------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2006                     $20,850
Comprehensive income
Net income                                         331
Other comprehensive loss, net of tax
Unrealized net losses on securities               (184)
-------------------------------------------------------
Total Comprehensive income                         147

Stock options exercised                            114
Dividends declared ($.2050 per share)             (350)
-------------------------------------------------------
BALANCE, JUNE 30, 2007                         $20,761
=======================================================

BALANCE, DECEMBER 31, 2005                     $20,928
Comprehensive income
Net income                                         543
Other comprehensive loss, net of tax
Unrealized net losses on securities               (550)
-------------------------------------------------------
Total Comprehensive loss                            (7)
Dividends declared ($.2050 per share)             (342)
-------------------------------------------------------
BALANCE, JUNE 30, 2006                         $20,579
=======================================================

The accompanying notes are an integral part of the consolidated financial statements


                               PATHFINDER BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                          For the six     For the six
                                                         months ended    months ended
(In thousands)                                          June 30, 2007   June 30, 2006
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $      331      $     543
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                       125             23
  Proceeds from sales of loans                                  3,000              -
  Originations of loans held-for-sale                          (3,006)             -
  Realized (gains) losses on sale of:
     Foreclosed real estate                                        (6)             5
     Loans                                                          6              -
     Available-for-sale investment securities                       3              9
     Premises and equipment                                         -             (8)
  Depreciation                                                    380            377
  Amortization of intangible asset                                111            111
  Amortization of deferred financing costs                         15             15
  Amortization of mortgage servicing rights                        26             55
  Increase in value of bank owned life insurance                 (113)          (100)
  Net amortization of premiums on investment securities            49             65
  (Increase) decrease in accrued interest receivable              (65)            28
  Net change in other assets and liabilities                     (241)         1,267
------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    615          2,390
------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale        (13,270)       (10,943)
  Net redemption (purchases) of FHLB stock                        261           (219)
     investment securities available-for-sale                   5,927          9,930
  Proceeds from sale:
     Available-for-sale investment securities                       -          1,941
     Foreclosed real estate                                       132             50
     Premises and equipment                                        33            145
   Net increase in loans                                       (2,686)        (3,523)
   Purchase of premises and equipment                            (401)          (215)
-------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                    (10,004)        (2,834)
-------------------------------------------------------------------------------------


                                   PATHFINDER BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                          For the six     For the six
                                                         months ended    months ended
(In thousands)                                          June 30, 2007   June 30, 2006
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW accounts
    savings accounts, money market deposit accounts
    and escrow deposits                                         4,322        (10,435)
  Net increase in time deposits                                 4,918          6,129
  Net proceeds from short term borrowings                       3,400          5,900
  Payments on long-term borrowings                            (10,350)        (1,000)
     Proceeds from long-term borrowings                         1,000              -
     Proceeds from trust preferred obligation                   5,000              -
     Payments on trust preferred obligation                    (5,000)             -
  Proceeds from exercise of stock options                         114              -
  Cash dividends paid                                            (350)          (342)
--------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,054            252
--------------------------------------------------------------------------------------
     DECREASE IN CASH AND CASH EQUIVALENTS                     (6,335)          (192)
  Cash and cash equivalents at beginning of period             13,723          7,895
--------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    7,388      $   7,703
======================================================================================
NON-CASH INVESTING ACTIVITY
  Transfer of loans to foreclosed real estate              $      109      $       -

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

The following material under the heading "Management's Discussion and Analysis or Plan of Operation" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operation as of December 31, 2006 and for the three year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

(2) EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2007 and 2006, using 2,483,532 and 2,463,132 weighted average common shares outstanding for the three months ended and 2,482,557 and 2,463,132 for the six months ended, respectively. Diluted earnings per share for the three months and six months ended June 30, 2007 and 2006 have been computed using 2,490,116 and 2,480,947 for the three months ended and 2,490,085 and 2,481,360 for the six months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3) PENSION BENEFITS

The composition of net periodic benefit plan cost for the three months and six months ended June 30, is as follows:



                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                     ENDED JUNE 30,         ENDED JUNE 30,
(IN THOUSANDS)                      2007       2006         2007       2006
----------------------------------------------------------------------------
Service cost                     $   49      $  48        $    98     $  96
Interest cost                        68         63            136       126
Expected return on plan assets      (98)       (92)          (196)     (184)
Amortization of net losses           22         28             44        56
----------------------------------------------------------------------------
NET PERIODIC COST                $   41      $  47   $         82     $  94
============================================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $190,000 to its pension plan in 2007. As of June 30, 2007, $89,000 had been contributed to the pension plan.

(4) OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and related tax effects are as follows:


                                      FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                             ENDED JUNE 30,         ENDED JUNE 30,
(IN THOUSANDS)                             2007       2006        2007        2006
-----------------------------------------------------------------------------------
Gross change in unrealized losses
  on securities available for sale      $ (406)     $(829)       $ (309)    $(917)
Reclassification adjustment for
  losses included in net income              -          7             3         9
----------------------------------------------------------------------------------
                                          (406)      (822)         (306)     (908)
Tax effect                                 162        329           122       358
----------------------------------------------------------------------------------
NET OF TAX AMOUNT                       $ (244)    $ (493)       $ (184)    $(550)
==================================================================================

The components of accumulated other comprehensive loss, net of related tax effects are as follows:


                                                       JUNE 30,    DECEMBER 31,
(IN THOUSANDS)                                            2007            2006
-------------------------------------------------------------------------------
Unrealized losses on available for sale securities   $  (1,033)  $        (849)
Unrecognized pension and other postretirement
  benefit losses                                          (921)           (921)
-------------------------------------------------------------------------------
                                                     $  (1,954)  $      (1,770)
===============================================================================

(5) GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $818,000 of standby letters of credit as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

(6) NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provision of FIN 48 and FSP FIN 48-1 are effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 and FSP FIN 48-1, as required, on January 1, 2007, with no impact on the Company's consolidated financial position and results of operations.

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

EITF 06-4

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The EITF is effective in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc and its wholly owned subsidiary, Pathfinder Bank. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. represent wholly owned subsidiaries of Pathfinder Bank. At June 30, 2007, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the MD&A, held 63.7% of the Company's common stock and the public held 36.3%.

The following discussion reviews the Company's financial condition at June 30, 2007 and the results of operations for the three months and six months ended
June  30,  2007  and  June  30,  2006.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest paid on deposits and borrowed funds. The Company's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges on deposit accounts, net gains and losses on sales of securities, loans and foreclosed real estate, and other expenses such as salaries and employee benefits, building occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market interest rates which tend to be highly cyclical have a significant impact on our earnings.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2006 Annual Report on Form 10-K ("the Consolidated Financial Statements"). Beginning with its quarterly report for the March 31, 2007 quarter, the Company has elected to file its Exchange Act reports under the rules and regulations applicable to small business issuers.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at June 30, 2007, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

OVERVIEW

Net income was $166,000, or $0.07 per share, for the three months ended June 30, 2007, as compared to $303,000, or $0.12 per share, for the same period in 2006. During the second quarter of 2007, the Company continued its efforts toward transforming its more traditional thrift balance sheet with mostly residential loans as earning assets, toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, total commercial loans comprised 30.1% of the total gross loan portfolio for the quarter ended June 30, 2007, as compared to 28.3% of the portfolio for the year ended December 31, 2006. For the six months ended June 30, 2007, the Company reported net income of $331,000, or $0.13 per diluted share as compared to $543,000, or $0.22 per diluted share, for the same period in 2006.

On March 22, 2007, the Company entered into a junior subordinated debenture for $5.0 million, with interest adjustable quarterly at a 1.65% spread over the 3-month LIBOR. The Company used the proceeds from that issuance to retire its original junior subordinated debenture on June 27, 2007, at its first call date. The original obligation was for $5.0 million, adjustable quarterly at a spread of 3.45% over the 3-month LIBOR. The new issuance and retirement of the original junior subordinated debenture will result in an approximate pre-tax annual savings of $90,000 to the Company.

Short-term borrowings increased $3.4 million during the first half of 2007. Long-term borrowings decreased $9.4 million, or 36%, when compared to December 31, 2006, as excess liquidity was used to pay off long-term advances as they matured.

RESULTS OF OPERATIONS

The return on average assets and return on average shareholders' equity were 0.21% and 3.15%, respectively, for the three months ended June 30, 2007, compared with 0.40% and 5.85%, respectively, for the three months ended June 30, 2006. During the second quarter of 2007, when compared to the second quarter of 2006, net interest income and core noninterest income increased $35,000 and $73,000, respectively, offset by increases in provision for loan losses and noninterest expenses of $74,000 and $217,000, respectively.

For the six months ended June 30, 2007, net interest income increased $39,000 and core noninterest income increased $72,000 when compared to the six months ended June 30, 2006. These increases were offset by increased provision for loan losses and noninterest expenses of $102,000 and $264,000, respectively.

NET INTEREST INCOME

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses. It is the amount by which interest earned on loans, interest-earning deposits and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities. Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis remained relatively constant at $2.1 million for the three months ended June 30, 2007 when compared to the same period of 2006. The Company's net interest margin for the second quarter of 2007 decreased to 2.99% from 3.11% when compared to the same quarter in 2006. Management expects continued margin compression to adversely impact earnings as we expect the yield curve will continue to be flat or inverted over the near term. Average interest-earning assets increased 5% to $286.6 million for the three months ended June 30, 2007 as compared to $273.5 million for the three months ended June 30, 2006 and the yield on interest-earning assets increased 28 basis points to 6.09% from 5.81% for the comparable periods. The increase in average interest-earning assets was primarily attributable to an $11.3 million increase in loans receivable and a $7.6 million increase in interest earning deposits, offset by a $5.7 million decrease in investment securities. For the three months ended June 30, 2007, average interest-bearing liabilities increased $8.1 million, or 3%, and the cost of funds increased 47 basis points to 3.35% from 2.88% for the same period in 2006. The increase in the average balance of interest-bearing liabilities resulted primarily from a $19.8 million, or 9%, increase in deposits, and a $5.1 million increase in junior subordinated debt, offset by a $16.8 million, or 44%, reduction in borrowed funds.

For the six months ended June 30, 2007, net interest income, on a tax-equivalent basis, remained constant at $4.3 million when compared to the same period of 2006. Net interest margin decreased 12 basis points, to 3.00% at June 30, 2007 from 3.12% at June 30, 2006. Average interest-earning assets increased 4% to $285.9 million for the six months ended June 30, 2007 as compared to $274.8 million for the six months ended June 30, 2006, and the yield on interest-earning assets increased 32 basis points to 6.06% from 5.74% for the
comparable  period.   The  increase  in  average  interest-earning  assets  was
primarily attributable to a $12.5 million increase in loans receivable and a $7.1 million increase in interest earning deposits, partially offset by an $8.4 million decrease in investment securities. Average interest-bearing liabilities increased $6.4 million and the cost of funds increased 52 basis points to 3.30% for the six months ended June 30, 2007, from 2.78% for the same period in 2006. The increase in the average balance of interest-bearing liabilities resulted primarily from a $16.8 million, or 8%, increase in average deposits and a $2.6 million increase in junior subordinated debt, partially offset by a $12.9 million, or 36%, reduction in borrowed funds.

INTEREST INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2007, increased $390,000, or 10%, to $4.4 million from $4.0 million for the quarter ended June 30, 2006.

The average balance of loans increased $11.3 million to $203.2 million, with yields increasing 23 basis points to 6.78% for the second quarter of 2007. Average commercial real estate loans increased $7.8 million, and the yield on those loans increased to 7.89% from 7.69% from the year earlier period. Average commercial loans increased $2.8 million, and experienced an increase in the average tax-equivalent yield of 24 basis points, to 8.42% for the quarter ended June 30, 2007, from 8.18%, in the quarter ended June 30, 2006. The increase in the yield on commercial loans was primarily the result of new commercial loan originations occurring at market rates higher than the weighted average existing portfolio rate as well as the adjustable rate portions of the portfolios repricing upward in connection with upward adjustments in the prime rate. Average consumer loans increased $2.4 million, or 12%, and experienced an increase in yield of 37 basis points. The Company's municipal loan portfolio increased $272,000, or 10%, when comparing the second quarter of 2007 to the same period in 2006. The average yield on the municipal loan portfolio increased to 6.18% in the second quarter of 2007 from 5.56% for the same period in 2006. Offsetting the above increases, was a $2.1 million, or 2%, decrease in the average balance of residential real estate loans.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2007 decreased by $5.7 million, with a decrease in tax-equivalent interest income from investments of $11,000, or 1%, when compared to the second quarter of 2006. The average tax-equivalent yield of the portfolio increased 25 basis points, to 4.32% from 4.07%. The decrease in average investment securities was primarily due to the 4th quarter 2006 sale of municipal securities which was used to pay down long-term borrowings.

For the quarter ended June 30, 2007, interest income on interest earning deposits increased $99,000, as the average balance of interest earning deposits increased $7.7 million and the yield on those deposits increased to 5.22% from 4.00%, when compared to the same quarter of 2006. The increase was primarily due to the short-term investment of the proceeds from the second junior subordinated debenture combined with liquidity generated from deposit growth out pacing general loan demand.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2007 increased $775,000, or 10%, when compared to the six months ended June 30, 2006.

Average loans increased $12.5 million, with yields increasing 24 basis points to 6.73% from 6.49%. The average balance of commercial real estate loans increased $8.0 million, with yields increasing to 7.75% from 7.63%, average commercial loans increased $4.2 million, with yields increasing to 8.49% from 8.09% and average consumer loans increased $1.9 million, with yields increasing to 8.36% from 7.87% for the six months ended June 30, 2007, as compared to the same period in 2006. These increases were offset by decreases in the average balance of residential real estate loans of $1.6 million.

For the six months ended June 30, 2007, tax-equivalent interest income from investment securities decreased $67,000, or 4%, compared to the same period in 2006. The average tax-equivalent yield of the portfolio increased 28 basis points, to 4.30% from 4.02%, offset by an $8.4 million decrease in the average balance of investment securities, due to the sale of municipal investment securities mentioned above.

For the six months ended June 30, 2007, interest income on interest earning deposits increased $184,000, as the average balance of interest earning deposits increased $7.1 million and the yield on those deposits increased to 5.01% from 2.97%, when compared to the same period of 2006. The increase was primarily due to the short-term investment of the proceeds from the second junior subordinated debenture combined with liquidity generated from deposit growth out pacing general loan demand.

INTEREST EXPENSE

Total interest expense increased $370,000 for the three months ended June 30, 2007 compared to the same quarter in 2006, as the cost of funds increased 47 basis points to 3.35% in 2007 from 2.88% in 2006. Average time deposits increased $23.0 million, combined with a 63 basis point increase to 4.55% from 3.91%. Average MMDA accounts increased $3.5 million, combined with a 41 basis point increase to 4.13% from 3.72%. These increases were offset by decreases in average money management accounts to $11.7 million in 2007 from $13.6 million in 2006, and average savings accounts to $54.2 million in 2007 from $60.3 million in 2006. Interest expense on borrowings decreased by $111,000, or 19%, from the prior period. The decrease in interest expense on borrowings was the result of a $16.8 million decrease in the average balance of borrowed funds. This decrease was offset by a $5.1 million increase in average debt from a second junior subordinated debenture entered into in March 2007. The new $5.1 million issuance has an interest rate which adjusts quarterly at a 1.65% spread over the 3-month LIBOR. The original debenture was for $5.1 million, adjustable quarterly at a spread of 3.45% over the 3-month LIBOR. During the second quarter of 2007, the Company had carried both of these junior subordinated debentures until the original issuance was retired on June 27, 2007 at its first call date. The cost of funds for the new junior subordinated debenture decreased 77 basis points to 7.81% for the three months ended June 30, 2007, as compared to the original junior subordinated debenture cost of 8.58% for the three months ended June 30, 2006. The Company used the proceeds from the new issuance to retire its original junior subordinated debenture on June 27, 2007, at its first call date. The new issuance and retirement of the original junior subordinated debenture will result in an approximate pre-tax annual savings of $90,000 to the Company.

For the six months ended June 30, 2007, interest expense increased $770,000 when compared to the six months ended June 30, 2006. Deposit interest expense for the comparable periods increased $967,000 or 38%. Average time deposits increased $23.7 million, combined with a 69 basis point increase to 4.50% from 3.81%. Average MMDA accounts increased $903,000 million, combined with a 59 basis point increase to 4.15% from 3.56%. These increases were offset by decreases in average savings accounts to $54.5 million in 2007 from $61.3 million in 2006 and average money management accounts to $11.8 million in 2007 from $13.9 million in 2006. Interest expense on borrowings decreased by $197,000, or 36%, from the prior period. The decrease in interest expense on borrowings was the result of a $12.9 million, or 36%, decrease in the average balance of borrowed funds. This decrease was offset by an increase in average junior subordinate debt of $2.6 million due to a second junior subordinate debt entered into in March 2007. The original $5.0 million issuance was retired on June 27, 2007. The cost of funds for the two junior subordinated debentures increased slightly to 8.30% for the six months ended June 30, 2007 as compared to 8.28% for the six months ended June 30, 2006.

PROVISION FOR LOAN LOSSES

Provision for loan losses for the quarter ended June 30, 2007 increased to $75,000 from $1,000 for the same period in 2006. The increased provision is reflective of a growing loan portfolio and one more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio. Offsetting the need for an increased provision for loan losses from a growing portfolio, is improvement in asset quality. The Company's ratio of allowance for loan losses to period end loans has increased slightly to 0.76% at June 30, 2007 from 0.74% at December 31, 2006 and decreased from 0.86% at June 30, 2006. Non-performing loans to period end loans have decreased to 0.61% at June 30, 2007 from 0.73% at June 30, 2006.

NONINTEREST INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:



                                                             FOR THE THREE MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                        2007    2006   $CHANGE   % CHANGE
------------------------------------------------------------------------------------------------
Service charges on deposit accounts                           $ 375  $ 350   $    25        7.1%
Earnings on bank owned life insurance                            57     51         6       11.8%
Loan servicing fees                                              81     58        23       39.7%
Debit card interchange fees                                      68     47        21       44.7%
Other charges, commissions and fees                             103    105        (2)      -1.9%
------------------------------------------------------------------------------------------------
Core noninterest income                                         684    611        73       11.9%
Net losses on sales of investment securities                      -     (7)        7     -100.0%
Net gains on sale of loans and foreclosed real estate             7      2         5      250.0%
------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                      $ 691  $ 606   $    85       14.0%
================================================================================================




                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                         2007     2006    $CHANGE   % CHANGE
---------------------------------------------------------------------------------------------------
Service charges on deposit accounts                           $  708   $  721   $   (13)      -1.8%
Earnings on bank owned life insurance                            113      100        13       13.0%
Loan servicing fees                                              145      105        40       38.1%
Debit card interchange fees                                      116       89        27       30.3%
Other charges, commissions and fees                              203      198         5        2.5%
---------------------------------------------------------------------------------------------------
Core noninterest income                                        1,285    1,213        72        5.9%
Net losses on sales of investment securities                      (3)      (9)        6      -66.7%
Net losses on sale of loans and foreclosed real estate             -       (5)        5     -100.0%
---------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                      $1,282   $1,199   $    83        6.9%
===================================================================================================

For the three months ended June 30, 2007, core noninterest income reflected an increase of $73,000, or 12%, when compared with the three months ended June 30, 2006. The increase in service charges on deposit accounts was primarily attributable to an increase in the number of deposit accounts and the fees associated with deposit accounts. The increase in loan servicing fees was primarily due to an increase in commercial and mortgage loan late charges and a reduction in the amortization of mortgage servicing rights. The increase in debit card fees was primarily due to a 17% increase in issued Visa Debit cards and an increase in the usage from the existing customer base.

For the six months ended June 30, 2007, core noninterest income increased $72,000 or 6%, when compared with the six months ended June 30, 2006. The increase in core noninterest income for the six months ended June 30 2007, was primarily due to an increase in late fees on commercial and mortgage loans and a reduction in mortgage servicing rights amortization, combined with increased fees from the volume and usage of the Bank's Visa Debit card and an increase in the value of bank owned life insurance. These increases were offset by a reduction in service charges on deposit accounts attributable to decreased utilization of the extended overdraft program during the first quarter of 2007.

NONINTEREST EXPENSE

The following table sets forth certain information on noninterest expense for the quarters indicated:


                                    FOR THE THREE MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)               2007    2006   $CHANGE   % CHANGE
-----------------------------------------------------------------------
Salaries and employee benefits      $1,274  $1,183  $    91        7.7%
Building occupancy                     312     306        6        2.0%
Data processing                        352     306       46       15.0%
Professional and other services        226     116      110       94.8%
Amortization of intangible assets       55      55        -        0.0%
Other expenses                         308     344      (36)     -10.5%
-----------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES          $2,527  $2,310  $   217        9.4%
=======================================================================


                                      FOR THE SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS)               2007    2006   $CHANGE   % CHANGE
-----------------------------------------------------------------------
Salaries and employee benefits      $2,501  $2,458  $    43        1.7%
Building occupancy                     630     622        8        1.3%
Data processing                        694     630       64       10.2%
Professional and other services        463     231      232      100.4%
Amortization of intangible assets      111     111        -        0.0%
Other expenses                         586     669      (83)     -12.4%
-----------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES          $4,985  $4,721  $   264        5.6%
=======================================================================

Total noninterest expense increased for the three and six months ended June 30, 2007 when compared to the same periods for 2006. The increase in professional and other services for the three and six month periods was primarily due to consulting costs associated with preparing for, and implementing the enhanced internal controls of Section 404 of the Sarbanes Oxley Act and ensuring compliance with Bank Secrecy Act/Anti-Money Laundering regulations. Additionally, a direct mailing campaign aimed at attracting new deposit customers continued through the second quarter of 2007. The increase in salaries and employee benefits for the three and six months periods primarily resulted from increased commissions and incentives paid, combined with normal merit based salary increases. Data processing expenses for the three and six month periods increased due to volume related Internet banking costs and customer check processing, ATM processing charges and maintenance charges. These increases were offset by a decrease in other expenses for both periods primarily due to a reduction in costs associated with foreclosed real estate properties as the number of properties decreased to 7 from 13 in the comparable quarter of 2006. Additionally, audit and exam expenses and travel and training expenses were lower when compared to the first two quarters of 2006.

INCOME TAX EXPENSE

Income taxes decreased $34,000 for the quarter ended June 30, 2007 as compared to the same period in 2006. The decrease in income tax expense reflected lower pre-tax income during the comparable quarters. For the six months ended June 30, 2007, income tax expense decreased $32,000. The effective tax rate was 18.7% and 16.6% for the six months ended June 30, 2007 and June 30, 2006, respectively. The Company continues to strive to reduce its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies. Enactment of proposed state tax legislation regarding Real Estate Investment
Trusts  would  increase  the  state  tax  rate  for  the  Company.

CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets increased approximately $3.2 million, or 1%, to $304.6 million at June 30, 2007, from $301.4 million at December 31, 2006. The increase in total assets was primarily the result of an increase in investment securities of $7.0 million, or 11%, and an increase of $2.5 million, or 1%, in loans receivable, offset by a reduction in interest earning deposits of $6.3 million, or 95%. The growth in investment securities was a result of securities purchases during January and February 2007 in order to obtain the required collateral for increased municipal deposit levels. The reduction in interest earning deposits was primarily due to excess liquidity being utilized to pay off maturing long-term advances.

At June 30, 2007, the securities balance included a net unrealized loss on available for sale securities of $1.7 million, versus a net unrealized loss of $1.4 million at December 31, 2006. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 8% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating these types of investments or loans.

LIABILITIES

Total liabilities increased $3.3 million, or 1%, to $283.8 million at June 30, 2007 from $280.5 million at December 31, 2006. Deposits increases of $9.2 million, or 4%, were offset by a net reduction in borrowed funds of $6.0 million as lower cost deposit funds were used to reduce higher cost advances from the Federal Home Loan Bank New York.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:




                                         JUNE 30,    DECEMBER 31,    JUNE 30,
(DOLLARS IN THOUSANDS)                      2007            2006        2006
------------------------------------------------------------------------------

Nonaccrual loans:
  Commercial real estate and commercial     $  502        $  481        $  376
  Consumer                                      74           125            78
  Residential real estate mortgage             689           566           964
------------------------------------------------------------------------------
Total nonaccrual loans                       1,265         1,172         1,418
------------------------------------------------------------------------------
  Total non-performing loans                 1,265         1,172         1,418
Foreclosed real estate                         449           471           887
------------------------------------------------------------------------------
  Total non-performing assets               $1,714        $1,643        $2,305
==============================================================================
Non-performing loans to total loans           0.61%         0.57%         0.73%
Non-performing assets to total assets         0.56%         0.54%         0.78%
==============================================================================


Total nonperforming loans increased 8% at June 30, 2007 when compared to December 31, 2006. Management believes that adequate reserves exist for any potential losses that may occur from the remediation process.

The allowance for loan losses at June 30, 2007 and December 31, 2006 was $1.6 million and $1.5 million, or 0.76% and 0.74% of period end loans, respectively.

CAPITAL

Shareholders' equity at June 30, 2007 was $20.8 million as compared to $20.9 million at December 31, 2006. The Company added $331,000 to retained earnings through net income, which was offset by cash dividends returned to its shareholders of $350,000. Additional paid in capital increased $113,000 due to the exercise of stock options during the first quarter of 2007. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, waived the dividend for the quarter ended June 30, 2007, payable in July 2007.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At June 30, 2007, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.


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

The Company has a number of existing credit facilities available to it. The combined aggregate amount of credit available in connection with its existing facilities is approximately $56.6 million at June 30, 2007.

The Asset Liability Management Committees of the Company are responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of June 30, 2007, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's Annual Meeting of Shareholders was held on April 25, 2007. The following are the items voted on and the results of the shareholder voting:

1. The election of Janette Resnick, Corte J. Spencer and Steve W. Thomas to serve as directors of the Company, each for a term of three years or until his or her successor has been elected and qualified.

          Name                      For          Withheld

     Janette Resnick             2,381,148         89,651
     Corte J. Spencer            2,359,350        111,449
     Steven W. Thomas            2,380,398         90,401

     Set forth below are the names of the other directors of the Company and their terms of office.

          Name                       Term Expires

     Thomas W. Schneider                 2008
     Chris R. Burritt                    2008
     Bruce E. Manwaring                  2009
     L. William Nelson,  Jr.             2009
     George P. Joyce                     2009
     Lloyd "Buddy" Stemple               2009


2. The ratification of the appointment of Beard Miller Company LLP as auditors for the Company for the year ending December 31, 2007.

                                    For       Against     Abstain

     Number of Votes             2,469,314      1,425        60



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

                              PATHFINDER BANCORP, INC.
                              ------------------------
                              (Small business issuer)


August 14, 2007          /s/ Thomas W. Schneider
---------------          -----------------------
Date:                    Thomas W. Schneider
                         President, Chief Executive Officer

August 14, 2007          /s/ James A. Dowd
---------------          ----------------
Date:                    James A. Dowd
                         Senior Vice President, Chief Financial Officer

EXHIBIT 31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Thomas W. Schneider, certify that:

1. I have reviewed the June 30, 2007 quarterly report on Form 10-QSB of Pathfinder Bancorp, Inc.;

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


August 14, 2007           /s/ Thomas W. Schneider
---------------           -----------------------
Date                     Thomas W. Schneider
                         President and Chief Executive Officer

EXHIBIT 31.2

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
                    Certification of Chief Financial Officer

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, James A. Dowd, certify that:

1. I have reviewed the June 30, 2007 quarterly report on Form 10-QSB of Pathfinder Bancorp, Inc.;

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


August 14, 2007        /s/ James A. Dowd
---------------        -----------------
Date                  James A. Dowd
                      Senior Vice President and Chief Financial Officer

EXHIBIT 32.1

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2007 and that to the best of his knowledge:

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


August 14, 2007          /s/ Thomas W. Schneider
---------------          -----------------------
Date                     Thomas W. Schneider
                         President and Chief Executive Officer


August 14, 2007          /s/ James A. Dowd
---------------          -----------------
Date                     James A. Dowd
                         Senior Vice President and Chief Financial
                         Officer