Form 10-Q
period 2007-09-30
PATHFINDER BANCORP INC
filed 2007-11-14
CIK 1046188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          _____________________________

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ending September 30, 2007
                                       OR

     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission File Number: 000-23601
                                                ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        FEDERAL                                     16-1540137
-------------------------------          --------------------------------
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


State the number of shares outstanding of the issuer's class of common equity, as of the latest practicable date: As of November 9, 2007, there were 2,970,819 shares issued and 2,483,532 shares outstanding of the Small Business Issuer's Common Stock.

Transitional  Small  Business Disclosure Format (check one)  Yes [   ]  No  [X ]

                         PATHFINDER BANCORP, INC.
                                    INDEX



PART I FINANCIAL INFORMATION                                           PAGE NO.

       Item 1.  Consolidated Financial Statements
                  Consolidated Statements of Condition                   1
                  Consolidated Statements of Income                      2-3
                  Consolidated Statements of Changes in
                     Shareholders' Equity                                4
                  Consolidated Statements of Cash Flows                  5-6
                  Notes to Consolidated Financial Statements             7-9


       Item 2.  Management's Discussion and Analysis or Plan of          10-19
                     Operation

       Item 3.  Controls and Procedures                                  20


PART II OTHER INFORMATION                                                21

       Item 1.  Legal proceedings
       Item 2.  Unregistered sales of equity securities and use
                     of proceeds
       Item 3.  Defaults upon senior securities
       Item 4.  Submission of matters to a vote of security
                     holders
       Item 5.  Other information
       Item 6.  Exhibits


SIGNATURES                                                               22


PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                       PATHFINDER  BANCORP, INC.
                                  CONSOLIDATED STATEMENTS OF CONDITION
                               SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
                                              (UNAUDITED)

                                                                               September 30, December 31,
(Dollars in thousands, except per share data)                                          2007         2006
---------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and due from banks                                                            $ 10,492    $  7,068
Interest earning deposits                                                               317       6,655
-------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                                 10,809      13,723
Investment securities, at fair value                                                 65,612      62,640
Federal Home Loan Bank stock, at cost                                                 1,660       1,579
Loans                                                                               215,855     203,209
   Less: Allowance for loan losses                                                    1,645       1,496
-------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                          214,210     201,713

Premises and equipment, net                                                           7,607       7,597
Accrued interest receivable                                                           1,625       1,694
Foreclosed real estate                                                                  310         471
Goodwill                                                                              3,840       3,840
Intangible asset, net                                                                    15         181
Bank owned life insurance                                                             6,381       6,212
Other assets                                                                          1,772       1,732
-------------------------------------------------------------------------------------------------------
     Total assets                                                                  $313,841    $301,382
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Interest-bearing                                                                 $232,296    $225,003
  Noninterest-bearing                                                                23,623      20,582
-------------------------------------------------------------------------------------------------------
     Total deposits                                                                 255,919     245,585
Short-term borrowings                                                                 9,000           0
Long-term borrowings                                                                 19,010      26,360
Junior subordinated debentures                                                        5,155       5,155
Other liabilities                                                                     3,701       3,432
-------------------------------------------------------------------------------------------------------
     Total liabilities                                                              292,785     280,532

Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $0.01; authorized 10,000,000 shares;
    2,970,819 and 2,953,619 shares issued;  and 2,483,532 and 2,466,332
    shares outstanding, respectively                                                     30          29
   Additional paid in capital                                                         7,899       7,786
   Retained earnings                                                                 21,340      21,307
   Accumulated other comprehensive loss                                              (1,711)     (1,770)
   Treasury stock, at cost; 487,287 shares                                           (6,502)     (6,502)
-------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      21,056      20,850
-------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                    $313,841    $301,382
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                          PATHFINDER  BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)

                                                                          For the three         For the three
                                                                           months ended          months ended
                                                                     September 30, 2007    September 30, 2006
-------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                                        $   3,546           $    3,222
 Debt securities:
  Taxable                                                                           623                  561
  Tax-exempt                                                                         42                   98
 Dividends                                                                           83                   82
 Other                                                                                6                    4
-------------------------------------------------------------------------------------------------------------
       Total interest income                                                      4,300                3,967
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                            1,734                1,368
  Interest on short-term borrowings                                                  99                   78
  Interest on long-term borrowings                                                  314                  456
-------------------------------------------------------------------------------------------------------------
       Total interest expense                                                     2,147                1,902
-------------------------------------------------------------------------------------------------------------
          Net interest income                                                     2,153                2,065
  Provision for loan losses                                                         155                    -
-------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                     1,998                2,065
-------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                               366                  330
  Earnings on bank owned life insurance                                              56                   50
  Loan servicing fees                                                                72                   55
  Net gains on sales of investment securities                                       111                    -
  Net gains (losses) on sales of loans and foreclosed real estate                    11                  (29)
  Debit card interchange fees                                                        62                   49
  Other charges, commissions and fees                                               114                   81
-------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                  792                  536
-------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                  1,263                1,307
  Building occupancy                                                                305                  291
  Data processing expenses                                                          339                  328
  Professional and other services                                                   130                  121
  Amortization of intangible asset                                                   55                   55
  Other expenses                                                                    320                  289
-------------------------------------------------------------------------------------------------------------
          Total noninterest expenses                                              2,412                2,391
-------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          378                  210
Provision for income taxes                                                           72                   40
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $     306           $      170
=============================================================================================================

     NET INCOME PER SHARE - BASIC                                             $    0.12           $     0.07
=============================================================================================================
     NET INCOME PER SHARE - DILUTED                                           $    0.12           $     0.07
=============================================================================================================
     DIVIDENDS PER SHARE                                                      $  0.1025           $   0.1025
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

                                            PATHFINDER  BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                                               For the nine          For the nine
                                                                               months ended          months ended
                                                                         September 30, 2007    September 30, 2006
                                                                        -------------------  --------------------
(In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
 Loans, including fees                                                            $  10,393            $   9,416
 Debt securities:
  Taxable                                                                             1,937                1,828
  Tax-exempt                                                                            128                  294
 Dividends                                                                              249                  210
 Other                                                                                  199                   16
-----------------------------------------------------------------------------------------------------------------
       Total interest income                                                         12,906               11,764
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                5,215                3,886
  Interest on short-term borrowings                                                     111                  263
  Interest on long-term borrowings                                                    1,178                1,344
-----------------------------------------------------------------------------------------------------------------
       Total interest expense                                                         6,504                5,493
-----------------------------------------------------------------------------------------------------------------
          Net interest income                                                         6,402                6,271
  Provision for loan losses                                                             280                   23
 ----------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                         6,122                6,248
-----------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Service charges on deposit accounts                                                 1,060                1,041
  Earnings on bank owned life insurance                                                 169                  150
  Loan servicing fees                                                                   186                  160
  Net gains (losses) on sales of investment securities                                  108                   (9)
  Net gains (losses) on sales of loans and foreclosed real estate                        42                  (34)
  Debit card interchange fees                                                           178                  138
  Other charges, commissions and fees                                                   317                  279
-----------------------------------------------------------------------------------------------------------------
          Total noninterest income                                                    2,060                1,725
-----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                      3,764                3,765
  Building occupancy                                                                    935                  913
  Data processing expenses                                                            1,033                  958
  Professional and other services                                                       593                  352
  Amortization of intangible asset                                                      166                  166
  Other expenses                                                                        906                  958
-----------------------------------------------------------------------------------------------------------------
          Total noninterest expenses                                                  7,397                7,112
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                                              785                  861
Provision for income taxes                                                              148                  148
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                        $     637            $     713
=================================================================================================================

     NET INCOME PER SHARE - BASIC                                                 $    0.26            $    0.29
=================================================================================================================
     NET INCOME PER SHARE - DILUTED                                               $    0.26            $    0.29
=================================================================================================================
     DIVIDENDS PER SHARE                                                          $  0.3075            $  0.3075
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                  PATHFINDER BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
                                                         (Unaudited)

                                                                                          Accumulated
                                                                Additional                 Other Com-
                                                 Common Stock      Paid in    Retained     prehensive    Treasury
                                               Shares    Amount   Capital     Earnings        Loss         Stock     Total
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
BALANCE, DECEMBER 31, 2006                     2,953,619  $   29  $  7,786   $  21,307      $ (1,770)    $(6,502)  $20,850
Comprehensive income
 Net income                                                                        637                                 637
 Other comprehensive income, net of tax
   Unrealized net gains on securities                                                             59                    59
                                                                                                                    --------
Total Comprehensive income                                                                                             696

Stock options exercised                           17,200       1       113                                             114
Dividends declared ($.3075 per share)                                             (604)                               (604)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2007                    2,970,819  $   30  $  7,899   $  21,340      $ (1,711)    $(6,502)  $21,056
============================================================================================================================


BALANCE, DECEMBER 31, 2005                     2,950,419  $   29  $  7,721   $  20,965      $ (1,285)    $(6,502)  $20,928
Comprehensive income
 Net income                                                                        713                                 713
 Other comprehensive income, net of tax
   Unrealized net gains on securities                                                            308                   308
                                                                                                                    --------
Total Comprehensive income                                                                                           1,021

Stock options exercised                            1,400       -        11                                              11
Dividends declared ($.3075 per share)                                             (595)                               (595)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2006                    2,951,819  $   29  $  7,732   $  21,083      $   (977)    $(6,502)  $21,365
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                          PATHFINDER BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                        For the nine          For the nine
                                                                        months ended           months ends
                                                                        September 30,         September 30,
                                                                                2007                  2006
-----------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
  Net income                                                                 $    637            $    713
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for loan losses                                                       280                  23
  Proceeds from sales of loans                                                  3,000                   -
  Originations of loans held-for-sale                                          (2,973)                  -
  Realized (gains) losses on sale of:
   Foreclosed real estate                                                         (15)                 34
   Loans                                                                          (27)                  -
   Available-for-sale investment securities                                      (108)                  9
  Premises and equipment                                                            -                 (13)
  Depreciation                                                                    559                 561
  Amortization of intangible asset                                                166                 166
  Amortization of deferred financing costs                                         15                  23
  Amortization of mortgage servicing rights                                        37                  77
  Increase in value of bank owned life insurance                                 (169)               (150)
  Net amortization of premiums and discounts on investment securities              78                 116
  Decrease in accrued interest receivable                                          69                  42
  Net change in other assets and liabilities                                      (18)                 63
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,531               1,664
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of investment securities available-for-sale                        (17,352)            (10,985)
  Net (purchase) redemption of Federal Home Loan Bank stock                       (81)                 33
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale                                   14,150              15,792
  Proceeds from sale:
    Available-for-sale investment securities                                      359                 771
    Real estate acquired through foreclosure                                      276                 456
    Premises and equipment                                                         33                 145
  Net increase in loans                                                       (12,886)             (7,114)
  Purchase of premises and equipment                                             (602)               (275)
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (16,103)             (1,177)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits, NOW accounts
    savings accounts, money market deposit accounts, MMDA
    accounts and escrow deposits                                                7,351             (10,226)
  Net increase in time deposits                                                 2,983              11,770
  Net proceeds from short term borrowings                                       9,000               1,300
  Payments on long-term borrowings                                            (11,350)             (2,000)
     Proceeds from long-term borrowings                                         4,000                   -
     Proceeds from trust preferred obligation                                   5,000                   -
     Payments on trust preferred obligation                                    (5,000)                  -
  Proceeds from exercise of stock options                                         114                  11
  Cash dividends paid                                                            (440)               (433)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      11,658                 422
------------------------------------------------------------------------------------------------------------

   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (2,914)                909
 Cash and cash equivalents at beginning of period                              13,723               7,895
------------------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 10,809            $  8,804
============================================================================================================

NON-CASH INVESTING ACTIVITY
  Conversion of Holding Company advance to loan receivable                   $     -             $  1,101
  Transfer of loans to foreclosed real estate                                    109                  249


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

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

(2) EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2007 and 2006, using 2,483,532 and 2,463,482 weighted average common shares outstanding for the three months ended and 2,482,886 and 2,463,250 for the nine months ended, respectively. Diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006 have been computed using 2,487,732 and 2,483,465 for the three months ended and 2,489,292 and 2,482,069 for the nine months ended, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3) PENSION BENEFITS

The composition of net periodic benefit plan cost for the three months and nine months ended September 30, is as follows:





                                 FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
(IN THOUSANDS)                      2007      2006           2007      2006
------------------------------------------------------------------------------
Service cost                      $   49     $  48         $  147     $ 144
Interest cost                         68        63            204       189
Expected return on plan assets       (98)      (92)          (294)     (276)
Amortization of net losses            22        28             66        84
------------------------------------------------------------------------------
NET PERIODIC COST                 $   41     $  47         $  123     $ 141
==============================================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $190,000 to its pension plan in 2007. As of September 30, 2007, $136,000 had been contributed to the pension plan.

(4) OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

                                           FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
(IN THOUSANDS)                                 2007      2006          2007       2006
----------------------------------------------------------------------------------------
Gross change in unrealized gains
  on securities available for sale          $  516     $ 1,430       $  206     $  513
Reclassification adjustment for
 (gains)  losses included in net income       (111)          -         (108)         9
-----------------------------------------------------------------------------------------
                                               405       1,430           98        522
Tax effect                                    (162)       (572)         (39)      (214)
-----------------------------------------------------------------------------------------
NET OF TAX AMOUNT                           $  243     $   858       $   59     $  308
=========================================================================================

The components of other comprehensive income and related tax effects are as follows:

                                                       SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS)                                                 2007            2006
---------------------------------------------------  ---------------  --------------

Unrealized losses on available for sale securities         $   (790)       $   (849)
Unrecognized pension and other postretirement
benefit losses                                                 (921)           (921)
------------------------------------------------------------------------------------
                                                           $ (1,711)       $ (1,770)
====================================================================================

(5) GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company, generally, holds collateral and/or personal guarantees supporting these commitments. The Company had $1.7 million of standby letters of credit as of September 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

(6) NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP FIN 48-1 are effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 and FSP FIN 48-1, as required, on January 1, 2007, with no impact on the Company's consolidated financial position and results of operations.

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

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. and its wholly owned subsidiary, Pathfinder Bank. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development, Inc. represent wholly owned subsidiaries of Pathfinder Bank. At September 30, 2007, Pathfinder Bancorp, M.H.C., the Company's mutual holding company parent, whose activities are not included in the MD&A, held 63.7% of the Company's common stock and the public held 36.3%.

The following discussion reviews the Company's financial condition at September 30, 2007 and the results of operations for the three months and nine months ended September 30, 2007 and September 30, 2006.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest accrued on deposits and borrowed funds. The Company's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges on deposit accounts, net gains and losses on sales of securities, loans and foreclosed real estate, and other expenses such as salaries and employee benefits, building occupancy and equipment costs, data processing and income taxes. Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company. In particular, the general level of market interest rates which tend to be highly cyclical have a significant impact on our earnings.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at September 30, 2007, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

OVERVIEW

Net income was $306,000, or $0.12 per diluted share, for the three months ended September 30, 2007, as compared to $170,000, or $0.07 per diluted share, for the same period in 2006. During the third quarter of 2007, the Company continued its efforts toward transforming its more traditional thrift balance sheet with mostly residential loans as earning assets, toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, total commercial loans comprised 32.3% of the total gross loan portfolio for the quarter ended September 30, 2007, as compared to 28.3% of the portfolio for the year ended December 31, 2006. For the nine months ended
September 30, 2007, the Company reported net income of $637,000, or $0.26 per diluted share as compared to $713,000, or $0.29 per diluted share, for the same period in 2006.

On March 22, 2007, the Company issued a junior subordinated debenture for $5.0 million, with interest adjustable quarterly at a 1.65% spread over the 3-month LIBOR. The Company used the proceeds from that issuance to retire its original junior subordinated debenture on June 27, 2007, at its first call date. The original obligation was for $5.0 million, adjustable quarterly at a spread of 3.45% over the 3-month LIBOR. The new issuance and retirement of the original junior subordinated debenture will result in an approximate pre-tax annual savings of $90,000 to the Company.

Short-term borrowings increased $9.0 million, or 100%, when compared to December 31, 2006, which provided the bank some liquidity and to pay off long-term borrowings, which decreased $7.4 million, or 28%, when compared to December 31, 2006.

RESULTS OF OPERATIONS

The return on average assets and return on average shareholders' equity were 0.39% and 5.80%, respectively, for the three months ended September 30, 2007, compared with 0.23% and 3.21%, respectively, for the three months ended
September 30, 2006. During the third quarter of 2007, when compared to the third quarter of 2006, net interest income and core noninterest income increased $88,000 and $105,000, respectively, offset by increases in provision for loan losses and noninterest expenses of $155,000 and $21,000, respectively.

For the nine months ended September 30, 2007, net interest income increased $131,000 and core noninterest income increased $142,000 when compared to the nine months ended September 30, 2006. These increases were offset by increased provisions for loan losses and noninterest expenses of $257,000 and $285,000, respectively.

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

Net interest income, on a tax-equivalent basis increased $74,000 to $2.2 million for the three months ended September 30, 2007 from $2.1 million for the same period of 2006. The Company's net interest margin for the third quarter of 2007 decreased to 3.10% from 3.12% when compared to the same quarter in 2006. Management anticipates some easing in the margin compression that the Company has been experiencing as short-term deposit product pricing and federal funds borrowing costs are reduced to reflect recent reductions totaling 75 basis points by the Federal Reserve in its benchmark interest-rate. Average interest-earning assets increased 5% to $282.5 million for the three months ended September 30, 2007 as compared to $270.3 million for the three months ended September 30, 2006 and the yield on interest-earning assets increased 19 basis points to 6.13% from 5.94% for the comparable periods. The increase in average interest-earning assets was primarily attributable to a $16.2 million, or 8.3%, increase in loans receivable, offset by a $4.0 million decrease in investment securities. For the three months ended September 30, 2007, average interest-bearing liabilities increased $8.5 million, or 3%, and the cost of funds increased 26 basis points to 3.28% from 3.02% for the same period in 2006. The increase in the average balance of interest-bearing liabilities resulted primarily from an $18.0 million, or 9%, increase in deposits, offset by a $9.6 million, or 24%, reduction in borrowed funds.

For the nine months ended September 30, 2007, net interest income, on a tax-equivalent basis, increased slightly to $6.5 million, compared to $6.4 million for the same period of 2006. Net interest margin decreased 9 basis points, to 3.04% at September 30, 2007 from 3.13% at September 30, 2006. Average interest-earning assets increased 4% to $284.6 million for the nine months ended September 30, 2007 as compared to $273.1 million for the nine months ended September 30, 2006, and the yield on interest-earning assets increased 27 basis points to 6.08% from 5.81% for the comparable period. The increase in average interest-earning assets was primarily attributable to a $13.8 million, or 7.1%, increase in loans receivable and a $4.7 million increase in interest earning deposits, partially offset by a $6.9 million decrease in investment securities.

Average interest-bearing liabilities increased $6.5 million and the cost of funds increased 44 basis points to 3.29% for the nine months ended September 30, 2007, from 2.85% for the same period in 2006. The increase in the average balance of interest-bearing liabilities resulted primarily from a $16.5 million, or 8%, increase in average deposits, partially offset by a $10.1 million, or 25%, reduction in borrowed funds.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2007, increased $318,000, or 8%, to $4.3 million from $4.0 million for the quarter ended September 30, 2006.

The average balance of loans increased $16.2 million to $211.0 million, with yields increasing 11 basis points to 6.75% for the third quarter of 2007. Average commercial real estate loans increased $9.8 million, while the yield on those loans decreased to 7.64% from 7.77% from the year earlier period. Average commercial loans increased $3.0 million, and experienced a decrease in the yield of 12 basis points, to 8.47% for the quarter ended September 30, 2007, from 8.59%, in the quarter ended September 30, 2006. The decrease in the yield on commercial loans was primarily the result of new commercial loan origination activity taking place at yields slightly lower than the average yield on the existing commercial loan portfolio. Average consumer loans increased $3.5 million, or 17%, while the average yield decreased by 13 basis points. The Company's municipal loan portfolio increased $518,000, or 20%, when comparing the third quarter of 2007 to the same period in 2006. The average tax equivalent yield on the municipal loan portfolio increased to 6.55% in the third quarter of 2007 from 5.87% for the same period in 2006. Offsetting the above increases, was a $544,000, or 1%, decrease in the average balance of residential real estate loans.

Average investment securities (taxable and tax-exempt) for the quarter ended September 30, 2007 decreased by $4.0 million, with a decrease in tax-equivalent interest income from investments of $12,000, or 2%, when compared to the third quarter of 2006. The average tax-equivalent yield of the portfolio increased 16 basis points, to 4.29% from 4.13%. The decrease in average investment securities was primarily due to the scheduled maturity of short-term investments that were acquired during the first quarter of 2007 in connection with the collateralization of increasing municipal deposit levels.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2007 increased $1.1 million, or 9%, when compared to the nine months ended September 30, 2006.

Average loans increased $13.8 million, with yields increasing 20 basis points to 6.74% from 6.54% for the nine months ended September 30, 2007. The average balance of commercial real estate loans increased $8.8 million, with yields decreasing slightly to 7.71% from 7.72%, average commercial loans increased $4.0 million, with yields increasing to 8.48% from 8.16% and average consumer loans increased $2.5 million, with yields increasing to 8.33% from 8.06% for the nine months ended September 30, 2007, as compared to the same period in 2006. These increases were offset by decreases in the average balance of residential real estate loans of $1.2 million.

For the nine months ended September 30, 2007, tax-equivalent interest income from investment securities decreased $80,000, or 3%, compared to the same period in 2006. The average tax-equivalent yield of the portfolio increased 24 basis points, to 4.30% from 4.06%, offset by a $6.9 million decrease in the average balance of investment securities, due to the scheduled maturities of investment securities mentioned above.

For the nine months ended September 30, 2007, interest income on interest earning deposits increased $187,000, as the average balance of interest earning deposits increased $4.7 million and the yield on those deposits increased to 5.21% from 4.57%, when compared to the same period of 2006. The increase was primarily due to the short-term investment of the proceeds from the second junior subordinated debenture combined with liquidity generated from deposit growth out pacing general loan demand.

INTEREST EXPENSE

Total interest expense increased $245,000 for the three months ended September 30, 2007 compared to the same quarter in 2006, as the cost of funds increased 26 basis points to 3.28% in 2007 from 3.02% in 2006. Average time deposits increased $18.6 million, combined with a 41 basis point increase in the cost of funds to 4.58% from 4.17%. Average MMDA accounts increased $4.4 million, combined with a 4 basis point increase in the cost of funds to 3.93% from 3.89%. These increases were offset by decreases in average money management accounts to $11.3 million in 2007 from $13.0 million in 2006, and average savings accounts to $53.1 million in 2007 from $57.4 million in 2006. Interest expense on borrowings decreased by $121,000, or 23%, from the prior period. The decrease in interest expense on borrowings was the result of a $9.6 million decrease in the average balance of borrowed funds, combined with a 168 basis point decrease in the cost of funds on the junior subordinated debenture that resulted from the new issuance of subordinated debentures and retirement of the old higher rate issuance.

For the nine months ended September 30, 2007, interest expense increased $1.0 million when compared to the nine months ended September 30, 2006. Deposit interest expense for the comparable periods increased $1.3 million, or 34%. Average time deposits increased $22.0 million, combined with a 59 basis point increase in the related cost of funds to 4.51% from 3.92%. Average MMDA accounts increased $2.1 million, combined with a 43 basis point increase to 4.09% from 3.66%. These increases were offset by decreases in average savings accounts to $54.1 million in 2007 from $60.7 million in 2006 and average money management accounts to $11.6 million in 2007 from $13.6 million in 2006. Interest expense on borrowings decreased by $318,000, or 20%, from the prior period. The decrease in interest expense on borrowings was the result of an $11.8 million, or 33%, decrease in the average balance of borrowed funds. This decrease was offset by an increase in average junior subordinated debt of $1.7 million due to a second junior subordinated debt entered into in March 2007. The original $5.0 million issuance was retired on June 27, 2007. The cost of funds for the two junior subordinated debentures decreased to 7.98% for the nine months ended September 30, 2007 as compared to 8.49% for the nine months ended September 30, 2006.

PROVISION FOR LOAN LOSSES

Provision for loan losses for the quarter ended September 30, 2007 increased $155,000 from the same period in 2006. The increased provision is reflective of a growing loan portfolio and one more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, combined with an increase in general nonperforming loan totals. The Company's ratio of allowance for loan losses to period end loans increased to 0.76% at September 30, 2007 as compared to 0.74% at December 31, 2006. Nonperforming loans to period end loans have increased to 0.94% at September 30, 2007 from 0.57% at December 31, 2006, primarily due to the nonperforming status of two commercial loans. Management believes that the existing reserves provided on these loans are sufficient to cover any anticipated losses.

NONINTEREST INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                             2007    2006   $CHANGE  % CHANGE
---------------------------------------------------------------------------------------------------
Service charges on deposit accounts                              $  366  $  330   $   36      10.9%
Earnings on bank owned life insurance                                56      50        6      12.0%
Loan servicing fees                                                  72      55       17      30.9%
Debit card interchange fees                                          62      49       13      26.5%
Other charges, commissions and fees                                 114      81       33      40.7%
--------------------------------------------------------------------------------------------------
Core noninterest income                                             670     565      105      18.6%
Net gains on sales of investment securities                         111       -      111         -
Net gains (losses) on sale of loans and foreclosed real estate       11     (29)      40    -137.9%
--------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                         $  792  $  536   $  256      47.8%
==================================================================================================

                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                                             2007    2006   $CHANGE  % CHANGE
---------------------------------------------------------------------------------------------------
Service charges on deposit accounts                              $1,060  $1,041   $   19       1.8%
Earnings on bank owned life insurance                               169     150       19      12.7%
Loan servicing fees                                                 186     160       26      16.3%
Debit card interchange fees                                         178     138       40      29.0%
Other charges, commissions and fees                                 317     279       38      13.6%
---------------------------------------------------------------------------------------------------
Core noninterest income                                           1,910   1,768      142       8.0%
Net gains (losses) on sales of investment securities                108      (9)     117   -1300.0%
Net gains (losses) on sale of loans and foreclosed real estate       42     (34)      76    -223.5%
---------------------------------------------------------------------------------------------------
TOTAL NONINTEREST INCOME                                         $2,060  $1,725   $  335      19.4%
===================================================================================================

For the three months ended September 30, 2007, core noninterest income reflected an increase of $105,000, or 18%, when compared with the three months ended September 30, 2006. The increase in service charges on deposit accounts was primarily attributable to an increase in the number of deposit accounts and the fees associated with deposit accounts. The increase in loan servicing fees was primarily due to an increase in commercial and mortgage loan late charges and a reduction in the amortization of capitalized mortgage servicing rights. The increase in debit card fees was primarily due to an increase in issued Visa Debit cards and an increase in the usage from the existing customer base. The increase in other charges, commissions and fees was primarily due to an increase in internal investment services activity and related revenue.

For the nine months ended September 30, 2007, core noninterest income increased $142,000 or 8%, when compared with the nine months ended September 30, 2006. The increase in core noninterest income for the nine months ended September 30 2007, was primarily due to an increase in deposit account fees as deposit related charges were increased to be more in line with local competition, increased revenue from in-house investment services, increased late fees on commercial and mortgage loans and a reduction in capitalized mortgage servicing rights amortization, combined with increased fees from the volume and usage of the Bank's Visa debit card and an increase in earnings on bank owned life insurance.

NONINTEREST EXPENSE

The following table sets forth certain information on noninterest expense for the quarters indicated:

                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                2007     2006   $CHANGE  % CHANGE
------------------------------------------------------------------------
Salaries and employee benefits      $1,263   $1,307   $  (44)   -3.4%
Building occupancy                     305      291       14     4.8%
Data processing                        339      328       11     3.4%
Professional and other services        130      121        9     7.4%
Amortization of intangible assets       55       55        -     0.0%
Other expenses                         320      289       31    10.7%
------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES          $2,412   $2,391   $   21     0.9%
========================================================================

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS)                2007     2006    $CHANGE % CHANGE
-----------------------------------------------------------------------
Salaries and employee benefits      $3,764   $3,765   $  (1)     0.0%
Building occupancy                     935      913      22      2.4%
Data processing                      1,033      958      75      7.8%
Professional and other services        593      352     241     68.5%
Amortization of intangible assets      166      166       -      0.0%
Other expenses                         906      958     (52)    -5.4%
-----------------------------------------------------------------------
TOTAL NONINTEREST EXPENSES          $7,397   $7,112   $ 285      4.0%
=======================================================================

Total noninterest expense increased $21,000 and $285,000 for the three and nine months ended September 30, 2007 when compared to the same periods for 2006, respectively. The increase in building occupancy for the three and nine month periods was primarily due to maintenance and landscaping improvements made to several of the branches during the third quarter of 2007. Data processing expenses for the three and nine month periods increased due to volume related Internet banking costs, customer check processing and ATM processing charges. These increases were partially offset by decreased depreciation expenses. The increase in professional and other services for the nine month period was primarily due to consulting costs associated with preparing for, and implementing the enhanced internal control reporting requirements of Section 404 of the Sarbanes Oxley Act and ensuring compliance with Bank Secrecy Act/Anti-Money Laundering regulations. The decrease in salaries and employee benefits for the three month period primarily resulted from deferred compensation costs incurred in the third quarter of 2006 that did not recur in 2007 and an increase in the deferred payroll expense directly related to the increase in loan originations.

INCOME TAX EXPENSE

Income taxes increased $32,000 for the quarter ended September 30, 2007 as compared to the same period in 2006. The increase in income tax expense reflected higher pre-tax income during the comparable quarters. For the nine months ended September 30, 2007, income tax expense remained constant at $148,000, despite lower levels of pre-tax income. The effective tax rate was 18.9% and 17.2% for the nine months ended September 30, 2007 and September 30, 2006, respectively. Although the Company continues to strive to reduce its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax savings strategies, the increase in the effective tax rate is the result of less tax exempt interest income due to a less favorable tax-free yield curve.

CHANGES IN FINANCIAL CONDITION

ASSETS

Total assets increased approximately $12.5 million, or 4%, to $313.8 million at September 30, 2007, from $301.4 million at December 31, 2006. The increase in total assets was primarily the result of an increase of $12.5 million, or 6%, in net loans receivable and an increase in investment securities of $3.0 million, or 5%, offset by a reduction in interest earning deposits of $6.3 million, or 95%. The loan portfolio growth is being driven by increased small business commercial loan originations occurring both inside and outside the Company's direct market areas. The Company continues to transform its traditional thrift balance sheet toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. The growth in investment securities was a result of securities purchases during January and February 2007 in order to obtain the required collateral for increased municipal deposit levels. The reduction in interest earning deposits was primarily due to excess liquidity being utilized to pay off maturing long-term advances.

At September 30, 2007, the securities balance included a net unrealized loss on available for sale securities of $1.3 million, versus a net unrealized loss of $1.4 million at December 31, 2006. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 8.1% of book value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating these types of investments or loans.

LIABILITIES

Total liabilities increased $12.3 million, or 4%, to $292.8 million at September 30, 2007 from $280.5 million at December 31, 2006. Deposits increased $10.3 million, or 4%, and short-term borrowings increased $9.0 million. These increases were offset by a reduction in long-term borrowings of $7.4 million, or 28%.

LOAN AND ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:


                                         SEPTEMBER    DECEMBER 31,    SEPTEMBER
(DOLLARS IN THOUSANDS)                        2007           2006          2006
--------------------------------------------------------------------------------
Nonaccrual loans:
Commercial real estate and commercial      $ 1,001        $    481      $   468
Consumer                                       143             125          130
Residential real estate mortgage               894             566          749
--------------------------------------------------------------------------------
Total nonaccrual loans                       2,038           1,172        1,347
--------------------------------------------------------------------------------
Total non-performing loans                   2,038           1,172        1,347
Foreclosed real estate                         310             471          497
--------------------------------------------------------------------------------
Total non-performing assets                $ 2,348        $  1,643      $ 1,844
================================================================================
Nonperforming loans to total loans            0.94%           0.57%        0.68%
Nonperforming assets to total assets          0.75%           0.54%        0.62%
================================================================================

Total nonperforming loans increased 74% at September 30, 2007 when compared to December 31, 2006. The increase in nonperforming loans was primarily the result of the nonperforming status of two commercial loan relationships. Management believes that the underlying collateral and associated guarantees, combined with the existing reserves provided, are adequate to cover any potential losses that may occur from the remediation process.

The allowance for loan losses at September 30, 2007 and December 31, 2006 was $1.6 million and $1.5 million, or 0.76% and 0.74% of period end loans, respectively.

CAPITAL

Shareholders' equity at September 30, 2007 was $21.1 million as compared to $20.9 million at December 31, 2006. The Company added $637,000 to retained earnings through net income, which was partially offset by cash dividends of $604,000. Additional paid in capital increased $113,000 due to the exercise of stock options during the first quarter of 2007. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the dividend for the quarter ended September 30, 2007, payable in October 2007.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At September 30, 2007, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities available to it. The combined aggregate amount of credit available in connection with its existing facilities is approximately $49.3 million at September 30, 2007.

The Asset Liability Management Committees of the Company are responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of September 30, 2007, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.   Description
-----------   ---------------------------------------------------------------

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


November 14, 2007        /s/ Thomas W. Schneider
-----------------        -----------------------
Date:                    Thomas W. Schneider
                         President, Chief Executive Officer

November 14, 2007        /s/ James A. Dowd
-----------------        ----------------
Date:                    James A. Dowd
                         Senior Vice President, Chief Financial Officer

EXHIBIT 31.1

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Thomas W. Schneider, certify that:

1. I have reviewed the September 30, 2007 quarterly report on Form 10-QSB of Pathfinder Bancorp, Inc.;

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


November 14, 2007          /s/ Thomas W. Schneider
-----------------          -----------------------
Date                       Thomas  W. Schneider
                           President  and  Chief  Executive  Officer

EXHIBIT 31.2

     Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, James A. Dowd, certify that:

1. I have reviewed the September 30, 2007 quarterly report on Form 10-QSB of Pathfinder Bancorp, Inc.;

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


November 14, 2007      /s/ James A. Dowd
-----------------      -----------------
Date                   James A. Dowd
                       Senior Vice President and Chief Financial Officer

EXHIBIT 32.1

  Section 1350 Certification of the Chief Executive and Chief Financial Officer

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2007 and that to the best of his knowledge:

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





November 14, 2007        /s/ Thomas W. Schneider
-----------------        -----------------------
Date                     Thomas W. Schneider
                         President and Chief Executive Officer


November 14, 2007        /s/ James A. Dowd
-----------------        -----------------
Date                     James A. Dowd
                         Senior Vice President and Chief Financial
                          Officer