Form 10-K
period 2007-12-31
PATHFINDER BANCORP INC
filed 2008-03-31
CIK 1046188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

X  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2007.
                                       or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number: 000-23601
                        ---------
                            PATHFINDER BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)
FEDERAL                                                     16-1540137
----------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

214 WEST FIRST STREET
OSWEGO, NY                                              13126
-------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (315) 343-0057
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
----------------------------------------------------------------------

Common Stock, $0.01 par value         The NASDAQ Stock Market

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate  by  check  mark  if the registrant is a well-known seasoned issuer, as
defined  in  Rule  405  of  the  Securities  Act.  YES           NO  X

Indicate  by  check  mark  if  the  registrant  is  not required to file reports
pursuant  to  Section  13  or  Section  15(d)  of  the  Act.  YES   NO  X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                YES X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form  10-K  or  any  amendment  to  this  Form  10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer     Non-accelerated filer
Smaller reporting company X

                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).   YES      NO  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Capital Market, was approximately $9.5 million.

As of March 13, 2008, there were 2,971,019 shares issued and 2,483,732 shares outstanding of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).
(2)  Annual Report to Stockholders (Part II and IV).

                               TABLE OF CONTENTS

                            FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                               DECEMBER 31, 2007
                            PATHFINDER BANCORP, INC.
                                                                        Page
PART I
     Item 1.     Business                                                 1
     Item 1A.    Risk Factors                                             9
     Item 1B.    Unresolved Staff Comments                               11
     Item 2.     Properties                                              12
     Item 3.     Legal Proceedings                                       12
     Item 4.     Submission of Matters to a Vote of Security Holders     12

PART II
     Item 5.     Market for the Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities                                            13
     Item 6.     Selected Financial Data                                 14
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   15
     Item 8.     Financial Statements and Supplementary Data             31
     Item 9.     Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure                   64
     Item 9A.(T) Controls and Procedures                                 64
     Item 9B.    Other Information                                       64

PART III
     Item 10.     Directors, Executive Officers and Corporate Governance 65
     Item 11.     Executive Compensation                                 65
     Item 12.     Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters       65
     Item 13.     Certain Relationships and Related Transactions,
                    and Director Independence                            65
     Item 14.     Principal Accountant Fees and Services                 65

PART IV
     Item 15.     Exhibits and Financial Statement Schedules             66

PART  I

ITEM  1:  BUSINESS

GENERAL

PATHFINDER  BANCORP,  INC.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York. The primary business of the Company is its investment in Pathfinder Bank (the "Bank") and Pathfinder Statutory Trust I. The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). At December 31, 2007, the Mutual Holding Company held 1,583,239 shares of Common Stock and the public held 900,493 shares of Common Stock (the "Minority shareholders"). At December 31, 2007, Pathfinder Bancorp, Inc. had total assets of $320.7 million, total deposits of $251.1 million and shareholders' equity of $21.7 million.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

PATHFINDER  BANK

The Bank is a New York-chartered savings bank headquartered in Oswego, New York. The Bank operates from its main office as well as six branch offices located in its market area consisting of Oswego County and the contiguous counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank. The Bank is a customer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers. The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, and the contiguous counties.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate. At December 31, 2007, $171.3 million, or 78% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $125.8 million, or 73%, were loans secured by one- to four-family residences and $45.5 million, or 27%, were secured by commercial real estate. Additionally, $21.4 million, or 12%, of total real estate loans, were secured by second liens on residential properties that are classified as consumer loans. The Bank also originates commercial and consumer loans that totaled $25.3 million and $3.9 million, respectively, or 13%, of the Bank's total loan portfolio. The Bank invests a portion of its assets in securities issued by the United States Government agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises. The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions. The principal source of income is interest on loans and investment securities. The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

The Bank's executive office is located at 214 West First Street, Oswego, New York, and its telephone number at that address is (315) 343-0057.

Pathfinder Bank formed a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, in October of 2002. Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area.

In April 1999, the Bank established Pathfinder REIT, Inc. as the Bank's wholly-owned real estate investment trust subsidiary. At December 31, 2007, Pathfinder REIT, Inc. held $25.4 million in mortgages and mortgage related assets. Recent legislation proposed by the New York State legislature may significantly impact the tax treatment accorded REITs. Enactment of this legislation would increase the state tax rate for the Company. All disclosures in the Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.
--------------------------------------------------------------------------------

The Bank also has 100% ownership in Whispering Oaks Development Corp., which is retained in case the need to operate or develop foreclosed real estate emerges. This subsidiary is currently inactive.

MARKET  AREA  AND  COMPETITION

The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego. The major manufacturing employers in the Bank's market area are Entergy Nuclear Northeast, Novelis, Constellation, NRG and Huhtamaki. The Bank is the largest depository institution headquartered in Oswego County. However, the Bank encounters competition from a variety of sources. The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas.

The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, savings associations and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large commercial banks and savings banks. Many such institutions have greater financial and marketing resources available to them than does the Bank. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards. The recent turmoil in the residential mortgage sector of the United States economy has caused certain competitors to be less effective in the market place. While Central New York did not experience the level of speculative lending and borrowing in residential real estate that has deeply impacted other regions on a national basis, certain mortgage brokers and finance companies are either no longer operating, or have limited aggressive lending practices. Additionally, as certain money center and large regional banks grapple with the fallout from sub-prime lending products, their ability to compete as effectively has been muted. Management believes that these conditions have created a window of lessened competition for residential loans, and to a lesser extent, commercial real estate loans.

REGULATION  AND  SUPERVISION

GENERAL

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund ("DIF "). The Bank is subject to extensive regulation by the New York State Banking Department (the "Department"), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent of the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and is subject to certain regulations by the Federal Home Loan Bank System. The Company and the Mutual Holding Company are federal chartered. Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies. Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

--------------------------------------------------------------------------------

NEW  YORK  BANK  AND  FDIC  REGULATION

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

FDIC  INSURANCE  ON  DEPOSITS

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

--------------------------------------------------------------------------------

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

LIMITATIONS  ON  DIVIDENDS  AND  OTHER  CAPITAL  DISTRIBUTIONS

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. New York law also restricts the Bank from declaring a dividend which would reduce its capital below the amount required to be maintained by state law and regulation. The Company is also subject to the OTS capital distribution rules by virtue of being an OTS regulated mutual holding company.

PROMPT  CORRECTIVE  ACTION

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances);
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Based on the foregoing, the Bank currently meets the criteria to be classified as a "well capitalized" savings institution.

--------------------------------------------------------------------------------

TRANSACTIONS  WITH  AFFILIATES  AND  INSIDERS

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non affiliates.

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

FEDERAL  HOLDING  COMPANY  REGULATION

GENERAL. The Company and the Mutual Holding Company are non diversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. The Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. As such, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

PERMITTED ACTIVITIES. Under OTS regulation and policy, a mutual holding company and a federally chartered mid-tier holding company, such as the Company, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii)  holding  or managing properties used or occupied by a savings association

--------------------------------------------------------------------------------
subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners' Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non subsidiary savings association, a non subsidiary holding company, or a non subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources, future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

WAIVERS OF DIVIDENDS BY MUTUAL HOLDING COMPANY. OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of dividends from the Company. The OTS may object to such waivers.

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

FEDERAL  RESERVE  SYSTEM

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts). At December 31, 2007, the Bank was in compliance with these reserve requirements.

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

NEW  YORK  STATE  COMMUNITY  REINVESTMENT  REGULATION

The Bank is subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA") which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make a biennial written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.

The Bank's NYCRA rating as of its latest examination was "satisfactory."

--------------------------------------------------------------------------------

THE  USA  PATRIOT  ACT

The USA PATRIOT Act ("the PATRIOT Act") was signed into law on October 26, 2001. The PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Company were to engage in a merger or other acquisitions, its controls designed to combat money laundering would be considered as part of the application process. The Company and the Bank have established policies, procedures and systems designed to comply with these regulations.

SARBANES-OXLEY  ACT  OF  2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley") was signed into law on July 30, 2002. Sarbanes-Oxley is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley, the Company Chief Executive Officer and Chief Financial Officer are each required to certify that the company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Recently revised dates for compliance with
Section 404 have given non-accelerated filers some relief by extending the date for compliance with auditor attestation requirements to the year ending December 31, 2008. There is presently a proposal with the SEC that could extend the auditor attestation requirement another year, or for the year ending December 31, 2009. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

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

BAD  DEBT  RESERVES.  Prior  to the Tax Reform Act of 1996 ("the 1996 Act"), the
Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the small bank experience method in computing its bad debt deduction beginning with its 1996 Federal tax return.

--------------------------------------------------------------------------------

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

Neither the Internal Revenue Service or New York State have examined our federal or state tax returns within the past 5 years.

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

CHANGES  IN  INTEREST  RATES  CAN  HAVE  AN  ADVERSE  EFFECT  ON  PROFITABILITY

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits,
(ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and

--------------------------------------------------------------------------------
other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

LOSS  OF  EXECUTIVE  OFFICERS  OR  OTHER  KEY  PERSONNEL

Our success depends, to a great extent, upon the services of our executive officers. The unexpected loss of these individuals could have an adverse effect on our operations. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending officers and branch staff. Competition for qualified personnel in the banking industry is significant, and there is no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, sales and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the needs of our organization resulting from future growth. Our inability to hire or retain key personnel could have an adverse effect on the Company's results of operations.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

--------------------------------------------------------------------------------

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, and six branch offices located in Oswego County. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2007. The aggregate net book value of the Bank's premises and equipment was $7.8 million at December 31, 2007. For additional information regarding the Bank's properties, see Note 7 to Notes to Consolidated Financial Statements.


LOCATION                   OPENING DATE  OWNED/LEASED
-----------------------------------------------------
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
3025 East Ave
Central Square, New York 13036

(1) The building is owned; the underlying land is leased with an annual rent of $20,000
(2) The building is owned; the underlying land is leased with an annual rent of $28,000

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

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted during the fourth quarter of fiscal 2007 to a vote of the Company's shareholders.

--------------------------------------------------------------------------------

PART  II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the Nasdaq Capital Market under the symbol "PBHC". There were 457 shareholders of record as of March 13, 2008. The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

                                       DIVIDEND
QUARTER ENDED:         HIGH      LOW       PAID
-----------------------------------------------
December 31, 2007   $10.880  $ 9.070  $  0.1025
September 30, 2007   12.390    9.350     0.1025
June 30, 2007        13.250   11.930     0.1025
March 31, 2007       14.000   12.780     0.1025
-----------------------------------------------
December 31, 2006   $16.000  $13.037  $  0.1025
September 30, 2006   14.370   11.700     0.1025
June 30, 2006        13.070   11.750     0.1025
March 31, 2006       14.130   11.000     0.1025
-----------------------------------------------

DIVIDENDS AND DIVIDEND HISTORY

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes. Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions. The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend. The election to waive the dividend receipt requires prior non-objection of the OTS. Pathfinder Bancorp, M.H.C. elected to waive its dividend for the quarters ended June 30, 2007 and December 31, 2007. During 2008, Pathfinder Bancorp, M.H.C. expects to waive two quarterly dividends, and the OTS has issued its non-objection letter thereto.

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

                                                  2007       2006       2005       2004       2003
                                                ---------  ---------  ---------  ---------  ---------
YEAR END (In thousands)
Total assets                                    $320,691   $301,382   $296,948   $302,037   $277,940
Loans receivable, net                            221,046    201,713    187,889    185,125    187,002
Deposits                                         251,085    245,585    236,377    236,672    206,894
Shareholders' Equity                              21,704     20,850     20,928     21,826     21,785
FOR THE YEAR (In thousands)
Net interest income                             $  8,667   $  8,346   $  8,742   $  8,905   $  9,337
Noninterest income                                 3,042      2,615      2,040      3,047      2,608
Core noninterest income (a)                        2,622      2,396      2,333      1,996      1,740
Noninterest expense                                9,838      9,668     10,060      9,307      9,094
Net income                                         1,122      1,028        462      1,405      1,652
PER SHARE
Net income (basic)                              $   0.45   $   0.42   $   0.19   $   0.58   $   0.68
Book value                                          8.74       8.45       8.50       8.91       8.96
Tangible book value (b)                             7.19       6.82       6.77       7.04       7.03
Cash dividends declared                             0.41       0.41       0.41      0.405       0.40
RATIOS
Return on average assets                            0.36%      0.34%      0.15%      0.47%      0.59%
Return on average equity                            5.27       4.86       2.16       6.45       7.61
Return on average tangible equity (b)               6.47       6.04       2.72       8.17       9.77
Average equity to average assets                    6.82       7.03       6.95       7.29       7.77
Dividend payout ratio (c)                          62.03      66.73     147.84      47.54      39.41
Allowance for loan losses to loans receivable       0.76       0.74       0.89       0.98       0.91
Net interest rate spread                            2.81       2.92       3.07       3.22       3.53
Noninterest income to average assets                0.98       0.87       0.66       1.02       0.93
Core noninterest income to average assets (a)       0.84       0.80       0.76       0.67       0.62
Noninterest expense to average assets               3.15       3.21       3.28       3.12       3.26
Efficiency ratio (d)                               84.02      88.19      93.30      77.87      76.13

(a) Core noninterest income excludes net (losses) gains on sales and impairment of investment securities and net (losses) gains on sales of loans and foreclosed real estate.
(b)  Tangible equity excludes intangible assets.
(c) The dividend payout ratio is calculated using dividends declared and not waived by the Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., divided by net income.
(d) The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.
--------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout the Management's Discussion and Analysis ("MD&A") the term, "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is not consolidated for reporting purposes (see Note 10). Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At December 31, 2007, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 63.7% of the Company's outstanding common stock and the public held 36.3%.

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

The Company carries all of its security investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity. Based on management's assessment, at December 31, 2007, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

EXECUTIVE  SUMMARY

Total deposits for the Company increased 2%, to $251.1 million at December 31, 2007, while the average balance of deposits increased $17.4 million to $255.8 million at December 31, 2007. The Company will continue to focus on building market share in the Central Square and Fulton markets where the existing
Pathfinder share of the market is less than 20%. In all other market areas, Pathfinder currently has the majority of the current deposit market share.
Pathfinder seeks to continue to develop core deposit relationships in all markets through the acquisition of demand deposit relationships. Efforts will also be focused on the expansion of commercial deposit relationships with the bank's existing commercial lending relationships.

--------------------------------------------------------------------------------

Total assets increased 6%, primarily in the loan and investment security portfolios. The loan portfolio increased 10% with net growth in all loan categories. The Company expects to concentrate on continued commercial mortgage and commercial loan portfolio growth during 2008. The ratio of nonperforming assets to total assets was 0.77% at December 31, 2007 compared to 0.54% in the prior year. The decrease in asset quality is primarily the result of a $394,000 increase in foreclosed real estate, combined with a $354,000 increase in non-performing residential real estate loans.

Net income for 2007 was $1.1 million, or $0.45 per share, as compared to $1.0 million, or $0.42 per share, in 2006. Increased service charges on deposit accounts and an increase in net gains on investment securities contributed to the increase in net income from 2006. Net interest margin compression negatively impacted earnings during 2007.

On March 22, 2007, the Company entered into a junior subordinated debenture for $5.2 million, with interest adjustable quarterly at a 1.65% spread over the 3-month LIBOR. The Company used the proceeds from that issuance to retire its original junior subordinated debenture on June 27, 2007, at its first call date. The original obligation was for $5.2 million, adjustable quarterly at a spread of 3.45% over the 3-month LIBOR. The new issuance and retirement of the original junior subordinated debenture resulted in an approximate pre-tax savings of $29,000 to the Company in 2007. Future pre-tax annual savings on the new debenture will amount to approximately $92,000.

The Company experienced net interest margin compression to 3.07% in 2007 from 3.11% in 2006. Net interest income increased 4% to $8.8 million for the year ended December 31, 2007. The Federal Reserve increased its federal funds target rate 17 times since June of 2004, resulting in a total increase of 4.25% during that period. While these short-term market interest rates increased, longer-term market interest rates remained relatively unchanged, resulting in a "flattening" of the market yield curve. During this extended period in which the yield curve was flat, net interest margin compression was significant as the Company's deposits and borrowings repriced faster than the longer term interest earning assets, loans and security investments. Beginning in August of 2007, the Federal Reserve Bank began providing economic stimulus in the form of reductions in the short-term interest rate reductions to the federal funds target rate. As a result, the market yield curve now has some positive slope, and the lower shorter term rate environment has allowed management to aggressively lower deposit and borrowing costs while engaging in activities to retain yield on our securities and loan portfolios. This will continue to be the Company's primary emphasis over the near term - to enhance net interest rate spread and margin as the market yield curve steepens.

The Company's efforts to enhance other income during 2007 by increasing the customer deposit base and increasing overdraft, returned check and non-sufficient fund charges to be more reflective with local competition resulted in an 8% increase in service charges on deposit accounts during 2007. The Company continues to explore cost saving strategies to minimize the growth of operating expenses. The Company's efforts resulted in an increase in noninterest expense of approximately $170,000, or 2%, while Company revenues increased $748,000, or 6.8%, during 2007.

RESULTS  OF  OPERATIONS

Net income for 2007 was $1.1 million, an increase of $94,000, or 9%, compared to net income of $1.0 million for 2006. Basic and diluted earnings per share increased to $0.45 per share for the year ended December 31, 2007 from $0.42 and $0.41 per share respectively, for the year ended December 31, 2006. Return on average equity increased to 5.27% in 2007 from 4.86% in 2006.

--------------------------------------------------------------------------------

Net interest income, on a tax equivalent basis, increased $329,000, or 4%, primarily resulting from volume increases in the commercial and consumer loans interest-earning asset categories which were partially offset by volume and rate increases within time deposits. Provision for loan losses for the year ended December 31, 2007 increased $342,000 reflecting the increased inherent risk within the expanding commercial lending activities and the overall growth in the total loan portfolio and general weakening economic conditions. The Company experienced a 9% increase in noninterest income, exclusive of securities gains and losses, primarily attributable to increased deposit levels and the related service charges associated with checking accounts, an increase in issued Visa Debit cards and increased usage from the existing customer base and increased in-house investment sales revenue. Noninterest expense increased 2% due to increases in personnel expense, building occupancy, data processing and professional and other services, partially offset by reductions in amortization of intangibles and other expenses.

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

Net interest income, on a tax-equivalent basis, increased $329,000, or 4%, to $8.8 million for the year ended December 31, 2007, as compared to $8.5 million for the year ended December 31, 2006. The Company's net interest margin for 2007 decreased to 3.07% from 3.11% in 2006. The increase in net interest income is attributable to an increase in the average balance of interest earning assets, combined with increased yields on interest earning assets and was partially offset by an increase in the cost of interest-bearing liabilities. The average balance of interest-earning assets increased $13.7 million, or 5%, during 2007 and the average balance of interest-bearing liabilities increased by $8.1 million, or 3%. The increase in the average balance of interest earning assets primarily resulted from a $15.8 million increase in the average balance of the loan portfolio and a $3.3 million increase in the average balance of interest earning deposits, offset by a $5.4 million reduction in the average balance of the security investment portfolio. The increase in the average balance of interest-bearing liabilities primarily resulted from a $15.3 million, or 7%, increase in the average balance of deposits, offset by a $7.2 million, or 19%, decrease in the average balance of borrowed funds. Interest income, on a tax-equivalent basis, increased $1.4 million, or 9%, during 2007, as the yield on interest earning assets increased to 6.08% in 2007 from 5.86% in 2006. Interest expense on deposits increased $1.4 million, or 26%, as the cost of deposits rose to 2.96% in 2007 from 2.51% in 2006. Interest expense on borrowings decreased $315,000, or 15%, during 2007 as the average balance of borrowed fund decreased $7.2 million, or 19%, offset by an increase in the cost of borrowed funds to 5.52% in 2007 from 5.31% in 2006.

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

                                                          For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------
                                                        2007                          2006
---------------------------------------------------------------------------------------------------------
                                                                   Average                         Average
                                            Average                Yield /    Average               Yield/
(Dollars in thousands)                      Balance     Interest     Cost     Balance   Interest     Cost
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Real estate loans residential              $120,079   $   6,945     5.78%  $119,417   $   6,876     5.76%
 Real estate loans commercial                 43,573       3,309     7.59%    35,076       2,705     7.71%
 Commercial loans                             23,710       1,976     8.33%    19,961       1,574     7.88%
 Consumer loans                               23,011       1,894     8.23%    20,153       1,641     8.14%
 Taxable investment securities                66,230       2,881     4.35%    66,788       2,658     3.97%
 Tax-exempt investment securities              5,446         258     4.74%    10,240         481     4.70%
 Interest-earning deposits                     5,050         211     4.18%     1,779          91     5.12%
----------------------------------------------------------------------------------------------------------
  Total interest-earning assets             $287,099   $  17,474     6.08%  $273,414   $  16,026     5.86%
----------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
 Other assets                                 27,774                          31,600
 Allowance for loan losses                    (1,583)                         (1,661)
 Net unrealized losses
   on available for sale securities           (1,372)                         (2,142)
----------------------------------------------------------------------------------------------------------
  Total  Assets                             $311,918                        $301,211
==========================================================================================================
Interest-bearing liabilities:
 NOW accounts                               $ 22,235   $     113     0.51%  $ 21,094   $     102     0.48%
 Money management accounts                    11,348          89     0.78%    13,318         110     0.83%
 MMDA accounts                                23,682         937     3.96%    20,608         786     3.81%
 Savings and club accounts                    53,359         279     0.52%    58,997         266     0.45%
 Time deposits                               122,333       5,483     4.48%   103,596       4,203     4.06%
 Junior subordinated debentures                6,454         511     7.81%     5,155         448     8.57%
 Borrowings                                   25,063       1,230     4.91%    33,589       1,608     4.79%
----------------------------------------------------------------------------------------------------------
  Total Interest-bearing liabilities        $264,474   $   8,642     3.27%  $256,357   $   7,523     2.93%
----------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
 Demand deposits                              22,828                          20,745
 Other liabilities                             3,338                           2,943
----------------------------------------------------------------------------------------------------------
  Total liabilities                          290,640                         280,045
----------------------------------------------------------------------------------------------------------
Shareholders' equity                          21,278                          21,166
----------------------------------------------------------------------------------------------------------
  Total liabilities & shareholders' equity  $311,918                        $301,211
==========================================================================================================
Net interest income                                    $   8,832                       $   8,503
Net interest rate spread                                             2.81%                           2.93%
Net interest margin                                                  3.07%                           3.11%
==========================================================================================================
Ratio of average interest-earning assets
 to average interest-bearing liabilities                           108.55%                         106.55%
==========================================================================================================

                                        For the Years Ended December 31,
---------------------------------------------------------------------------
                                                       2005
---------------------------------------------------------------------------
                                                                    Average
                                             Average                  Yield/
(Dollars in thousands)                       Balance     Interest      Cost
---------------------------------------------------------------------------
Interest-earning assets:
 Real estate loans residential               $121,875   $   7,092     5.82%
 Real estate loans commercial                  29,385       2,181     7.42%
 Commercial loans                              17,563       1,135     6.46%
 Consumer loans                                19,257       1,418     7.36%
 Taxable investment securities                 74,496       2,728     3.66%
 Tax-exempt investment securities              13,202         681     5.16%
 Interest-earning deposits                      3,041          71     2.33%
---------------------------------------------------------------------------
  Total interest-earning assets              $278,819   $  15,306     5.49%
Noninterest-earning assets:
 Other assets                                  31,455
 Allowance for loan losses                     (1,835)
 Net unrealized losses
   on available for sale securities            (1,307)
---------------------------------------------------------------------------
  Total  Assets                              $307,132
===========================================================================
Interest-bearing liabilities:
 NOW accounts                                $ 19,877   $     107     0.54%
 Money management accounts                     16,096         138     0.86%
 MMDA accounts                                 25,284         697     2.76%
 Savings and club accounts                     65,558         291     0.44%
 Time deposits                                 93,732       3,086     3.29%
 Junior subordinated debentures                 5,155         351     6.72%
 Borrowings                                    37,348       1,686     4.51%
---------------------------------------------------------------------------
  Total Interest-bearing liabilities         $263,050   $   6,356     2.42%
---------------------------------------------------------------------------
Noninterest-bearing liabilities:
 Demand deposits                               19,324
 Other liabilities                              3,416
---------------------------------------------------------------------------
  Total liabilities                           285,790
---------------------------------------------------------------------------
Shareholders' equity                           21,342
---------------------------------------------------------------------------
  Total liabilities & shareholders' equity   $307,132
===========================================================================
Net interest income                                     $   8,950
Net interest rate spread                                              3.07%
Net interest margin                                                   3.21%
===========================================================================
Ratio of average interest-earning assets
 to average interest-bearing liabilities                            105.99%

--------------------------------------------------------------------------------

INTEREST  INCOME

Changes in interest income are derived as a result of the volume of loans and securities, as measured by changes in the respective average balance and by the related yields on those balances. Interest income on a tax-equivalent basis increased $1.4 million, or 9%. Average loans increased 8% in 2007, with yields increasing 12 basis points to 6.70%. The Company's average residential mortgage loan portfolio increased $660,000, or 1%, when comparing the year 2007 to 2006. The average yield on the residential mortgage loan portfolio increased 2 basis points to 5.78% in 2007 from 5.76% in 2006. The average balance of commercial real estate increased $8.5 million, or 24%, while the yield decreased to 7.59% in 2007 from 7.71% in 2006. Average commercial loans increased 19% and the tax-equivalent yield increased 35 basis points to 8.23% in 2007 compared to 7.88%, in 2006. An increase in the average balance of consumer loans of $2.9 million, or 14%, resulted from an increase in home equity loans. The average yield increased 9 basis points, to 8.23% from 8.14% in 2006, primarily resulting from the increase in home equity loans, which are based on the Bank's prime rate.

Interest income on investment securities decreased 1% from 2006, resulting from a decrease in the average balance of investment securities (taxable and tax-exempt) by $5.4 million, or 7%, to $71.7 million in 2007 from $77.0 million in 2006. The decrease in the average balance of investment securities is primarily the result of cash flows generated from security portfolio maturities, amortization and sales being utilized to fund loan portfolio growth. The tax-equivalent yield increased 24 basis points to 4.32% in 2007 from 4.08% in 2006.

INTEREST  EXPENSE

Changes in interest expense are derived as a result of the volume of deposits and borrowings as measured by changes in the respective average balances and by the related interest costs on those balances. Interest expense increased $1.1 million, or 15%, in 2007, when compared to 2006. The increase in the cost of funds resulted from an increase in the average cost of interest-bearing liabilities of 34 basis points, to 3.27% in 2007 from 2.93% at 2006, combined with an $8.1 million increase in the average balance of interest-bearing liabilities during 2007. The average cost of deposits increased 45 basis points to 2.96% during 2007 from 2.51% for 2006. The increase in the cost of average deposits resulted from higher short-term interest rates in the first 8 months of 2007 compared to 2006, combined with a shift from lower cost savings products to the higher cost time deposits. The average cost of MMDA accounts increased 15 basis points and the cost of time deposits increased 42 basis points. The average balance of deposits increased $15.3 million to $233.0 million at 2007 from $217.6 million at 2006. The increase in the average balance of deposits primarily resulted from a $1.2 million, or 5%, increase in the average balance of municipal deposits and a $14.1 million, or 7%, increase in the average balance of retail deposits. The cost of junior subordinated debentures decreased 76 basis points, decreasing interest expense by $63,000, that resulted from the issuance of new subordinated debentures at a rate of 3-month LIBOR plus 1.65%, which paid off subordinated debentures at 3 month LIBOR plus 3.45%.

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

                                              FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                          2007 VS. 2006                2006 VS. 2005
                                   INCREASE/(DECREASE) DUE TO     INCREASE/(DECREASE) DUE TO
                                   ----------------------------------------------------------
                                                          TOTAL                        TOTAL
                                                       INCREASE                      INCREASE
(In thousands)                       VOLUME    RATE   (DECREASE)  VOLUME      RATE  (DECREASE)
---------------------------------------------------------------------------------------------
INTEREST INCOME:
 Real estate loans residential       $  42   $  27     $   69     $(143)  $  (73)    $ (216)
 Real estate loans commercial          647     (43)       604       436       88        524
 Commercial loans                      310      92        402       167      272        439
 Consumer loans                        235      18        253        68      155        223
 Taxable investment securities         (23)    230        207      (296)     224        (72)
 Tax-exempt investment securities     (227)      4       (223)     (143)     (56)      (199)
 Interest-earning deposits             140     (20)       120       (39)      60         21
---------------------------------------------------------------------------------------------
    Total interest income            1,123     309      1,432        50      670        720
---------------------------------------------------------------------------------------------

INTEREST EXPENSE:

 NOW  accounts                           5       6         11         7      (12)        (5)
 Money management accounts             (15)     (6)       (21)      (23)      (5)       (28)
 MMDA accounts                         119      32        151      (145)     234         89
 Savings and club accounts             (26)     39         13       (31)       6        (25)
 Time deposits                         831     450      1,281       326      791      1,117
 Junior subordinated debentures        105     (42)        63         -       97         97
 Borrowings                           (418)     39       (379)     (177)      99        (78)
----------------------------------------------------------------------------------------------
    Total interest expense             601     518      1,119       (43)   1,210      1,167
---------------------------------------------------------------------------------------------
Net change in net interest income    $ 522   $(209)    $  313     $  93   $ (540)    $ (447)
=============================================================================================

--------------------------------------------------------------------------------

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

                                                          FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------
(In thousands)                                                       2007       2006
------------------------------------------------------------------------------------------

Service charges on deposit accounts                               $ 1,474     $1,371
Loan servicing fees                                                   250        224
Increase in the value of bank owned life insurance                    225        225
Debit card interchange fees                                           246        189
Other charges, commissions and fees                                   427        387
-------------------------------------------------------------------------------------
Core noninterest income                                           $ 2,622     $2,396
Net gains on sales and impairment of investment securities            378        299
Net gains (losses) on sales of loans and foreclosed real estate        42        (80)
---------------------------------------------------------------------------------------
Total noninterest income                                          $ 3,042     $2,615
=======================================================================================

Noninterest income in 2007 increased 16%, when compared to 2006, as a result of a 9% increase in core noninterest income and a 92% increase in the non-core items, net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate. Service charges on deposit accounts increased 8% as deposit related charges were increased to be more in line with local competition and the number of deposit accounts increased, creating a higher volume of fee-generating transactions, including overdrafts, nonsufficient funds, debit cards and ATM transactions. Loan servicing fees increased 12% due to a reduction in the amortization of mortgage servicing rights and increased late charges on mortgage and commercial loans. Other charges, commissions and fees increased 10% due to increased internal investment services activity and related revenue and increased foreign ATM usage fees. Investment security gains increased $79,000, when compared to the 2006 period resulting primarily from the gain recognized on the sale of the Company's holdings in the common stock of Fannie Mae, offset by a slightly lower long-term capital gain recorded in the fourth quarter of 2007 than was recorded in 2006. Net gains on the sale of loans/foreclosed real estate increased $122,000 when compared to the prior year primarily due to losses recorded on the sale of eight foreclosed real estate properties during 2006. In 2007, gains were recognized on the sale of four foreclosed properties.

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the years indicated.

                         FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------
(In thousands)                      2007         2006
-------------------------------------------------------
Salaries and employee benefits     $5,094      $5,007
Building occupancy                  1,254       1,203
Data processing expenses            1,333       1,278
Professional and other services       769         615
Amortization of intangible asset      182         223
Other expenses                      1,206       1,342
-----------------------------------------------------
Total noninterest expense          $9,838      $9,668
=====================================================

--------------------------------------------------------------------------------

Noninterest expenses increased $170,000, or 2%, for the year ended December 31, 2007 when compared to 2006. Salaries and employee benefits increased 2% in 2007 primarily due to normal salary merit increases and incentive compensation. A 25% increase in professional and other services expense was primarily due to consulting expenses associated with the on-going SOX 404 process review, a customer base risk analysis for BSA compliance and a direct mail campaign aimed at attracting new deposit customers. The decrease in other expenses was primarily due to a reduction in expenses associated with insurance and travel and training. Additionally, the write-off of losses on ATM transactions and bad checks was lower in 2007 when compared to the same period in 2006 and the deferred financing expense associated with the original Statutory Trust financing was fully amortized in June eliminating $15,000 in expense.

INCOME  TAX  EXPENSE

In 2007, the Company reported income tax expense of $384,000 compared with $242,000 in 2006. The effective tax rate increased to 25% in 2007 compared to a tax rate of 19% in 2006. The increase in income tax expense and effective tax rate in 2007 resulted from a higher pretax income of $236,000, combined with a reduction of income earned on tax-exempt investment securities. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

CHANGES  IN  FINANCIAL  CONDITION

INVESTMENT  SECURITIES

The investment portfolio represents 23% of the Company's earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting the liquidity needs and interest rate risk strategies of the Company. All of the Company's investments are classified as available for sale. The Company invests in securities consisting primarily of mortgage-backed securities, securities issued by United States Government agencies and sponsored enterprises, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY). By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on alternative loan products. Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high risk mortgages.

Investment securities increased $2.9 million, to $67.1 million at December 31, 2007 from $64.2 million at December 31, 2006. The increase in investment securities was primarily attributable to the $4.0 million purchase of mortgage backed securities in the fourth quarter of 2007.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

                                                         AT DECEMBER 31,
                                                  -----------------------------
(In thousands)                                        2007      2006      2005
-------------------------------------------------------------------------------
INVESTMENT SECURITIES:
  US Treasury and agencies                        $  18,672   $19,966   $20,713
  State and political subdivisions                    5,342     5,870    11,177
  Corporate                                           6,392     5,575     5,936
  Mortgage-backed                                    28,615    25,481    31,565
  Equity securities and FHLB stock                    2,706     2,406     2,626
  Mutual funds                                        6,514     6,336     6,177
-------------------------------------------------------------------------------
                                                     68,241    65,634    78,194
Unrealized loss on available for sale portfolio      (1,103)   (1,415)   (2,150)
-------------------------------------------------------------------------------
    Total investment securities                   $  67,138   $64,219   $76,044
===============================================================================

--------------------------------------------------------------------------------

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2007. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

                                          ONE YEAR OR LESS      ONE TO FIVE YEARS       FIVE TO TEN YEARS
                                 ------------------------------------------------------------------------
                                                 ANNUALIZED              ANNUALIZED              ANNUALIZED
                                     AMORTIZED     WEIGHTED   AMORTIZED    WEIGHTED   AMORTIZED    WEIGHTED
(Dollars in thousands)                    COST    AVG YIELD        COST   AVG YIELD       COST    AVG YIELD
------------------------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES:
  US Treasury and agencies           $    6,499        3.76%  $   10,157      4.62%    $  2,016        4.83%
  State and political subdivisions        1,010        3.36%       2,855      3.55%       1,477        3.94%
  Corporate                               1,250        5.10%       2,021      5.33%         990        4.75%
------------------------------------------------------------------------------------------------------------
    Total                            $    8,759        3.91%  $   15,033      4.51%    $  4,483        4.52%
------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES:
  Mortgage-backed                    $      127        4.00%  $    6,619      4.18%     $  3,181        5.12%
------------------------------------------------------------------------------------------------------------
    Total                            $      127        4.00%  $    6,619      4.18%     $  3,181        5.12%
------------------------------------------------------------------------------------------------------------
OTHER NON-MATURITY INVESTMENTS:
  Mutual funds                       $    6,514        3.25%  $        -         -      $      -           -
  Equity securities and FHLB stock        2,706        5.36%           -         -             -           -
------------------------------------------------------------------------------------------------------------
    Total                            $    9,220        3.87%  $        -         -      $      -           -
------------------------------------------------------------------------------------------------------------
  Total investment securities        $   18,106        3.89%  $   21,652      4.41%     $  7,664        4.77%
============================================================================================================

                                       MORE THAN TEN YEARS        TOTAL INVESTMENT SECURITIES
                                  -----------------------------------------------------------
                                                ANNUALIZED                          ANNUALIZED
                                   AMORTIZED      WEIGHTED     AMORTIZED     FAIR     WEIGHTED
(Dollars in thousands)                  COST     AVG YIELD          COST    VALUE    AVG YIELD
----------------------------------------------------------------------------------------------
DEBT INVESTMENT SECURITIES:
  US Treasury and agencies           $     -            -       $18,672    $18,646       4.34%
  State and political subdivisions         -            -         5,342      5,327       3.57%
  Corporate                            2,131         5.13%        6,392      6,027       5.03%
----------------------------------------------------------------------------------------------
   Total                             $ 2,131         5.13%      $30,406    $30,000       4.35%
-------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES:
  Mortgage-backed                    $18,688         5.00%      $28,615    $28,377       4.56%
----------------------------------------------------------------------------------------------
   Total                             $18,688         5.00%      $28,615    $28,377       4.56%
----------------------------------------------------------------------------------------------
OTHER NON-MATURITY INVESTMENTS:
  Mutual funds                       $     -            -       $ 6,514    $ 6,043       3.25%
  Equity securities and FHLB stock         -            -         2,706      2,718       5.36%
----------------------------------------------------------------------------------------------
   Total                             $     -            -       $ 9,220    $ 8,761       3.87%
--------------------------------------------------------------------------------------------------
  Total investment securities        $20,819         5.01%      $68,241    $67,138       4.37%
==============================================================================================

The above noted yield information does not give effect to changes in fair value that are reflected in the changes to consolidated shareholders' equity.

LOANS  RECEIVABLE

Loans receivable represent 77% of the Company's earning assets and account for the greatest portion of total interest income. The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area. The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable. It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term. Commercial

--------------------------------------------------------------------------------
and municipal loans comprise 11% of the total loan portfolio. At December 31, 2007, 87% of the Company's total loan portfolio consisted of loans secured by real estate, of which 20% consisted of commercial real estate loans.

                                                       December 31,
                                  ----------------------------------------------------
(In thousands)                             2007      2006      2005      2004      2003
---------------------------------------------------------------------------------------
Residential real estate (1)       $     126,666  $118,494  $119,707  $123,898  $128,989
Commercial real estate                   45,490    40,501    31,845    29,874    31,278
Commercial and municipal loans           25,288    23,001    18,334    16,834    15,090
Consumer loans                           25,305    21,213    19,682    18,505    16,880
---------------------------------------------------------------------------------------
  Total loans receivable          $     222,749  $203,209  $189,568  $189,111  $192,237
=======================================================================================

(1)  Includes  loans  held  for  sale.

The following table shows the amount of loans outstanding as of December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less. Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due. Deferred loan costs of $845,000 have not been included in a maturity category.

                                 Due Under   Due 1-5    Due Over
(In thousands)                    One Year    Years    Five Years    Total
--------------------------------------------------------------------------
Real estate:
 Commercial real estate           $ 15,019  $ 28,707   $  1,764  $ 45,490
 Residential real estate            60,355    58,873      6,593   125,821
-----------------------------------------------------------------------------
                                  $ 75,374  $ 87,580   $  8,357  $171,311
-----------------------------------------------------------------------------
 Commercial and municipal loans     21,033     2,845      1,410    25,288
 Consumer                           13,045    10,885      1,375    25,305
----------------------------------------------------------------------------
   Total loans                    $109,452  $101,310   $ 11,142  $221,904
=============================================================================
Interest rates:
 Fixed                              30,357    60,252     10,088   100,697
 Variable                           79,095    41,058      1,054   121,207
-----------------------------------------------------------------------------
 Total Loans                      $109,452  $101,310   $ 11,142  $221,904
=============================================================================

Total loans receivable increased 10% when compared to the prior year. Residential real estate loans increased $8.2 million, or 7%, during 2007. The residential real estate portfolio consists of 55% in fixed-rate mortgages and 45% in adjustable-rate mortgages. The increase in the residential real estate portfolio is principally due to an increase in 5-year adjustable rate mortgages of $6.9 million and a $2.1 million increase in 30-year fixed rate loans, offset by a decrease in the 3/1 and 10/1 adjustable rate mortgage portfolio. The increase in the adjustable rate mortgage portfolio primarily resulted from an increase in customer demand for the Company's hybrid adjustable rate mortgages ("ARM"s). Hybrid ARMs have rates that are fixed for an initial period (principally 3, 5, 7 or 10 years) and then convert to one-year adjustable rate mortgages. The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages.

Commercial real estate loans increased $5.0 million, or 12%, from the prior year as new loan products and relationships were added to the portfolio.

--------------------------------------------------------------------------------

Commercial loans, including loans to municipalities, increased 10% over the prior year to $25.3 million at December 31, 2007. The increase in commercial loans was primarily the result of new lending relationships with an expanding commercial customer base, combined with a $1.4 million increase in the municipal loan portfolio. The Company has continued its efforts to transform its more traditional thrift balance sheet, which emphasized residential real estate lending, to a more diversified balance sheet which includes a greater proportion of commercial lending products.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 19% to $25.3 million at December 31, 2007. The increase resulted from an increase in home equity lines of credit and second mortgage loans. The Company has promoted its home equity products by offering the customer loans with no closing costs at competitive market rates. Management feels these loans are an attractive use of funds and will continue to promote home equity products in 2008.

NONPERFORMING  LOANS  AND  ASSETS

The following table represents information concerning the aggregate amount of nonperforming assets:

                                                                DECEMBER 31,
                                               ----------------------------------------------
(Dollars in Thousands)                              2007     2006     2005     2004     2003
--------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial real estate and commercial           $  521   $  481   $  757   $  776   $1,677
  Consumer                                           150      125       89      122      172
  Residential real estate                            920      566      834      953    1,143
--------------------------------------------------------------------------------------------
Total nonaccrual loans                            $1,591   $1,172   $1,680   $1,851   $2,992
---------------------------------------------------------------------------------------------
  Total non-performing loans                      $1,591   $1,172   $1,680   $1,851   $2,992
---------------------------------------------------------------------------------------------
Foreclosed real estate                               865      471      743      798      202
---------------------------------------------------------------------------------------------
  Total non-performing assets                     $2,456   $1,643   $2,423   $2,649   $3,194
---------------------------------------------------------------------------------------------
Non-performing loans to total loans                 0.71%    0.57%    0.89%    0.98%    1.59%
Non-performing assets to total assets               0.77%    0.54%    0.82%    0.88%    1.15%
---------------------------------------------------------------------------------------------
Interest income that would have been recorded
  under the original terms of the loans           $   71   $   53   $   34   $   64   $   75
---------------------------------------------------------------------------------------------

The asset quality of the Company's loan portfolio has deteriorated slightly during 2007. Total nonperforming assets (nonperforming loans and foreclosed real estate) at December 31, 2007 were 0.77% of total assets as compared to 0.54% of total assets at December 31, 2006. Total nonperforming loans (past due 90 days or more) increased $419,000, or 36%, during 2007. The increase in nonperforming loans is primarily the result of increased residential real estate delinquencies. Total nonperforming residential mortgages increased $354,000 during 2007. Management believes that the increase is being driven by general economic conditions in the market area. Total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 2.40% at December 31, 2007 compared to 2.05% at December 31, 2006. Approximately 58% of the Company's nonperforming loans at December 31, 2007 are secured by residential real estate with loss potential expected to be manageable within the allocated reserves.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. The Company used the fair value of collateral to

--------------------------------------------------------------------------------
measure impairment on commercial and commercial real estate loans. At December 31, 2007 and 2006, the Company had $193,000 and $98,000 in loans which were deemed to be impaired, having valuation allowances of $71,000 and $24,000, respectively.

Management has identified additional potential problem loans totaling $724,000 as of December 31, 2007. These loans have been internally classified as substandard or lower, yet are not currently considered past due or in nonaccrual status. Management has identified potential credit problems which may result in the borrower not being able to comply with the current loan repayment terms and which may result in it being included in subsequent past due reporting.
Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries. Allowance for loan losses represents the amount available for probable credit losses in the Company's loan portfolio as estimated by management. The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio. The Company uses a general allocation method for the residential real estate and consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions. The Company reviews individually, commercial real estate and commercial loans greater than $150,000, that are not accruing interest and risk rated under the Company's risk rating system, as special mention, substandard, doubtful or loss to determine if the loans require an impairment reserve. If impairment is noted, the Company establishes a specific reserve allocation. The specific allocation is determined based on the most recent valuation of the loan's collateral and the customer's ability to pay. For all other commercial real estate and commercial loans, the Company uses the general allocation method that establishes a reserve for each risk rating category. The general allocation method for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools. The allowance for loan losses reflects management's best estimate of probable loan losses at December 31, 2007.

The allowance for loan losses was $1.7 million at December 31, 2007, a 14% increase from December 31, 2006. The allowance for loan losses as a percentage of total loans increased to 0.76% at December 31, 2007 from 0.74% in the prior year. Net loan charge-offs were $158,000 during 2007 compared to $206,000 in 2006. The majority of the current year charge-off activity is the result of the write down of one commercial lending relationship. The increase in the current year provisioning was a result of a deterioration in the overall asset quality of the Company's residential real estate portfolio. Management believes that the asset quality deterioration is being driven by general economic conditions in the market area. However, current delinquency levels are more reflective of historic norms as compared to the reduced delinquency levels experienced in the prior 12 to 18 months. In addition, the current year provisioning was impacted by the increased risk characteristics associated with the expanding commercial lending activities, as well as growth in the overall loan portfolio.

--------------------------------------------------------------------------------

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                          2007              2006               2005               2004               2003
                                    -------------------------------------------------------------------------------------------
                                             % GROSS           % GROSS            % GROSS            % GROSS            % GROSS
(Dollars in thousands)              AMOUNT     LOANS   AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS
-------------------------------------------------------------------------------------------------------------------------------
Commercial real estate and loans   $   956     31.8%  $   985     31.3%  $ 1,282     26.5%  $ 1,483     24.7%  $ 1,218     24.1%
Consumer loans                         283     11.3%      339     10.4%      289     10.4%      270      9.8%      120      8.8%
Residential real estate                464     56.9%      172     58.3%      108     63.1%       74     65.5%      377     67.1%
--------------------------------------------------------------------------------------------------------------------------------
  Total                            $ 1,703    100.0%  $ 1,496    100.0%  $ 1,679    100.0%  $ 1,827    100.0%  $ 1,715    100.0%
================================================================================================================================

The following table sets forth the roll forward of the allowance for loan losses for the periods indicated, and related ratios.

(Dollars in thousands)                           2007     2006     2005     2004     2003
-----------------------------------------------------------------------------------------
Balance at beginning of year                   $1,496   $1,679   $1,827   $1,715   $1,481
Provisions charged to operating expenses          365       23      311      738      598
------------------------------------------------------------------------------------------
Recoveries of loans previously charged-off
  Commercial real estate and loans                  -        -       25       41        3
  Consumer                                         27       18       14       20       17
  Residential real estate                          23        4       10        -       17
------------------------------------------------------------------------------------------
 Total recoveries                                  50       22       49       61       37
------------------------------------------------------------------------------------------
Loans charged off:
  Commercial real estate and loans                (85)    (114)    (284)    (439)    (128)
  Consumer                                        (77)     (89)    (137)    (126)    (189)
  Residential real estate                         (46)     (25)     (87)    (122)     (84)
------------------------------------------------------------------------------------------
 Total charged-off                               (208)    (228)    (508)    (687)    (401)
------------------------------------------------------------------------------------------
 Net charge-offs                                 (158)    (206)    (459)    (626)    (364)
------------------------------------------------------------------------------------------
Balance at end of year                         $1,703   $1,496   $1,679   $1,827   $1,715
==========================================================================================
Net charge-offs to average loans outstanding     0.08%    0.11%    0.24%    0.33%    0.19%
==========================================================================================
Allowance for loan losses to year-end loans      0.76%    0.74%    0.89%    0.98%    0.91%
==========================================================================================

DEPOSITS

The Company's deposit base is drawn from seven full-service offices in its market area. The deposit base consists of demand deposits, money management and money market deposit accounts, savings and time deposits. During 2007, 52% of the Company's average deposit base of $255.8 million consisted of core deposits. Core deposits are considered to be more stable and provide the Company with a lower cost source of funds. The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings. Pathfinder
Commercial Bank will seek business growth by focusing on its local identification and service excellence. The Commercial Bank had an average balance of $28.9 million in municipal deposits in 2007, primarily concentrated in money market deposit accounts.

Average deposits increased $17.4 million, or 7%, when compared to 2006. The increase in average deposits primarily related to a $1.2 million increase in the average balance of municipal deposits and a $16.2 million increase in retail deposits.

--------------------------------------------------------------------------------

The Company's average deposit mix in 2007, as compared to 2006, reflected a shift from savings and club deposits to time deposits. The Company's average demand deposits, interest and noninterest bearing, represented 18% of total average deposits for both 2007 and 2006. The Company's MMDA accounts represented 9% of total deposits for both 2007 and 2006. The Company's time deposit accounts represented 48% of total deposits, up 4 percentage points from the same period in 2006. The Company promotes its MMDA and time deposit accounts by offering competitive rates to retain existing and attract new customers.

At December 31, 2007, time deposits in excess of $100,000 totaled $33.0 million, or 28%, of time deposits and 13% of total deposits. At December 31, 2006, these deposits totaled $32.8 million, or 32% of time deposits and 13% of total deposits.

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more sorted by time remaining until maturity as of December 31, 2007:

(In thousands)
------------------------------------
Remaining Maturity
Three Months or less        $ 6,417
Three through Six months      8,457
Six through twelve months     7,277
Over twelve months           10,865
-----------------------------------
    Total                   $33,016
===================================

BORROWINGS

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY. There were $18.4 million in short-term borrowings outstanding at December 31, 2007. At December 31, 2006, there were no short-term borrowings outstanding.

Information  regarding  short-term  borrowings  during  2007,  2006  and  2005:

(Dollars in thousands)                         2007      2006      2005
-----------------------------------------------------------------------
Maximum outstanding at any month end         $18,400   $15,000   $15,000
Average amount outstanding during the year     4,528     5,321     5,692
Average interest rate during the year           5.05%     4.99%     3.57%
=========================================================================

At December 31, 2007, the weighted average interest rate associated with the Company's short-term borrowings was approximately 4.92%.

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and junior subordinated debentures. Long-term borrowed funds totaled $25.2 million at December 31, 2007 as compared to $31.5 million at December 31, 2006.

CAPITAL

Shareholders' equity increased $854,000 to $21.7 million at December 31, 2007. The Company added $1.1 million to retained earnings through net income, which was offset by cash dividends returned to its shareholders of $695,000. Accumulated other comprehensive loss decreased $313,000 to $1.5 million at December 31, 2007, resulting from the amortization of SFAS No. 158, net of tax, which resulted in $125,000 of accumulated other comprehensive income, combined with unrealized gains on securities available for sale, net of tax, of $188,000. Capital increased $114,000 due to the exercise of stock options during 2007.

--------------------------------------------------------------------------------

The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C., waived its right to receive the dividend for the quarters ended June 30, 2007 and December 31, 2007.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At December 31, 2007, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%. See Note 17 in the accompanying financial statements for the Company's and the Bank's ratios.

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

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of December 31, 2007, the Company is in compliance with its policy guidelines with regard to liquidity.

Despite the fact that the junior subordinated note was not contractually due until 2032, we called the note in June 2007 and replaced it with a newly originated junior subordinated note with a lower carrying cost. In addition, the Company, in the conduct of ordinary business operations, routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contract. Management is not aware of any additional commitments or contingent liabilities, which may have a material adverse impact on the liquidity or capital resources of the Company.

OFF-BALANCE  SHEET  ARRANGEMENTS

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. At December 31, 2007, the Company had $29.3 million in outstanding commitments to extend credit and standby letters of credit. See
Note  15  in  the  accompanying  financial  statements.

--------------------------------------------------------------------------------

ITEM  8:  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
PATHFINDER  BANCORP,  INC
                                                                       Page

Management's Report On Internal Control Over Financial Reporting        32
Report of Independent Registered Public Accounting Firm                 33
Consolidated Statements of Condition                                    34
Consolidated Statements of Income                                       35
Consolidated Statements of Changes in Shareholders' Equity              36
Consolidated Statements of Cash Flows                                   37
Notes to Consolidated Financial Statements                              38

--------------------------------------------------------------------------------

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company's internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.



/s/ Thomas W. Schneider            /s/  James A. Dowd
-----------------------            ------------------
Thomas W. Schneider                James A. Dowd
President & Chief Executive        Senior Vice President and Chief Financial
Officer                            Officer

Oswego, New York
March 29, 2008


--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




                              [GRAPHIC OMITED]





To the Board of Directors and Shareholders
Pathfinder Bancorp, Inc.
Oswego, New York

     We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. Pathfinder Bancorp, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and postretirement benefit plans in 2006.




                                   /s/  BEARD  MILLER  COMPANY  LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 29, 2008

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                      DECEMBER 31,
                                                                                ----------------------
(In thousands, except share data)                                                    2007        2006
------------------------------------------------------------------------------------------------------
ASSETS:
 Cash and due from banks                                                          $  9,908   $  7,068
 Interest earning deposits                                                             305      6,655
------------------------------------------------------------------------------------------------------
     Total cash and cash equivalents                                                10,213     13,723
 Investment securities, at fair value                                               65,010     62,640
 Federal Home Loan Bank stock, at cost                                               2,128      1,579
 Loans                                                                             222,749    203,209
 Less: Allowance for loan losses                                                     1,703      1,496
------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                         221,046    201,713
 Premises and equipment, net                                                         7,807      7,597
 Accrued interest receivable                                                         1,673      1,694
 Foreclosed real estate                                                                865        471
 Goodwill                                                                            3,840      3,840
 Intangible asset, net                                                                   -        181
 Bank owned life insurance                                                           6,437      6,212
 Other assets                                                                        1,672      1,732
------------------------------------------------------------------------------------------------------
     Total assets                                                                 $320,691   $301,382
======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
 Deposits:
  Interest-bearing                                                                $228,319   $225,003
  Noninterest-bearing                                                               22,766     20,582
------------------------------------------------------------------------------------------------------
     Total deposits                                                                251,085    245,585
 Short-term borrowings                                                              18,400          -
 Long-term borrowings                                                               20,010     26,360
 Junior subordinated debentures                                                      5,155      5,155
 Other liabilities                                                                   4,337      3,432
------------------------------------------------------------------------------------------------------
     Total liabilities                                                             298,987    280,532
 Shareholders' equity:
   Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
   Common stock, par value $0.01; authorized 10,000,000 shares;
     2,971,019 and 2,953,619 shares issued; and 2,483,732 and
     2,466,332 shares outstanding, respectively                                         30         29
   Additional paid-in-capital                                                        7,899      7,786
   Retained earnings                                                                21,734     21,307
   Accumulated other comprehensive loss                                             (1,457)    (1,770)
   Treasury stock, at cost; 487,287 shares                                          (6,502)    (6,502)
------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                     21,704     20,850
------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                   $320,691   $301,382
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
(In thousands, except per share data)                                   2007         2006
---------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                             $ 14,047    $ 12,764
  Debt securities:
   Taxable                                                             2,529       2,364
   Tax-exempt                                                            170         357
  Dividends                                                              352         292
  Other                                                                  211          92
-----------------------------------------------------------------------------------------
       Total interest income                                          17,309      15,869
-----------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                 6,901       5,467
  Interest on short-term borrowings                                      229         265
  Interest on long-term borrowings                                     1,512       1,791
-----------------------------------------------------------------------------------------
       Total interest expense                                          8,642       7,523
-----------------------------------------------------------------------------------------
          Net interest income                                          8,667       8,346
PROVISION FOR LOAN LOSSES                                                365          23
-----------------------------------------------------------------------------------------
          Net interest income after provision for loan losses          8,302       8,323
-----------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                  1,474       1,371
  Increase in value of bank owned life insurance                         225         225
  Loan servicing fees                                                    250         224
  Net gains on sales of investment securities                            378         299
  Net gains (losses) on sales of loans and foreclosed real estate         42         (80)
  Debit card interchange fees                                            246         189
  Other charges, commissions and fees                                    427         387
-----------------------------------------------------------------------------------------
          Total noninterest income                                     3,042       2,615
-----------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                       5,094       5,007
  Building occupancy                                                   1,254       1,203
  Data processing expenses                                             1,333       1,278
  Professional and other services                                        769         615
  Amortization of intangible asset                                       181         223
  Other expenses                                                       1,207       1,342
-----------------------------------------------------------------------------------------
          Total noninterest expenses                                   9,838       9,668
-----------------------------------------------------------------------------------------
Income before income taxes                                             1,506       1,270
Provision for income taxes                                               384         242
-----------------------------------------------------------------------------------------
Net income                                                          $  1,122    $  1,028
=========================================================================================
Net income per share - basic                                        $   0.45    $   0.42
=========================================================================================
Net income per share - diluted                                      $   0.45    $   0.41
=========================================================================================
Dividends per share                                                 $   0.41    $   0.41
=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                         Accumulated
                                                                 Additional               Other Com-
                                            Common Stock Issued    Paid-In    Retained    prehensive    Treasury
(In thousands, except per share data)         Shares    Amount     Capital    Earnings       Loss        Stock      Total
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1,  2006                    2,950,419    $  29   $ 7,721      $20,965     $ (1,285)    $(6,502)  $20,928
Comprehensive income:
  Net income                                                                     1,028                              1,028
  Other comprehensive income, net of tax:
     Unrealized net gains on securities                                                         436                   436
                                                                                                                    -----
TOTAL COMPREHENSIVE INCOME                                                                                          1,464
Stock options exercised, including
  $42 tax benefit                                3,200        -        65                                              65
Dividends declared ($0.41 per share)                                              (686)                              (686)
Adjustment to initially apply FASB
  Statement No. 158, net of tax                                                               (921)                  (921)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006                   2,953,619    $  29   $ 7,786      $21,307     $(1,770)     $(6,502)  $20,850
==========================================================================================================================
Comprehensive income:
  Net income                                                                     1,122                              1,122
  Other comprehensive income, net of tax:
     Unrealized net gains on securities                                                        188                    188
     Pension plan gains and losses and
      past service liability not
      recognized in pension expense                                                            125                    125
                                                                                                                    -----
TOTAL COMPREHENSIVE INCOME:                                                                                         1,435
Stock options exercised                         17,400        1       113                                             114
Dividends declared ($0.41 per share)                                              (695)                              (695)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2007                   2,971,019    $  30   $ 7,899      $21,734     $(1,457)     $(6,502)  $21,704
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statementconsolidated statements of changes in shareholders' equity

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Years Ended December 31,
(In thousands)                                                                      2007        2006
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income                                                                     $   1,122   $  1,028
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                          365         23
   Deferred income tax expense (benefit)                                              465        (67)
   Proceeds from sale of loans                                                      3,000      1,739
   Originations of loans held-for-sale                                             (2,973)    (1,715)
   Realized (gains) losses on sales of:
     Foreclosed real estate                                                           (15)       104
     Loans                                                                            (27)       (24)
     Premises and equipment                                                             -        (13)
     Available-for-sale investment securities                                        (378)      (299)
   Depreciation                                                                       734        754
   Amortization of intangible asset                                                   181        223
   Amortization of deferred financing costs                                            15         30
   Amortization of mortgage servicing rights                                           46         95
   Increase in value of bank owned life insurance                                    (225)      (225)
   Net amortization of premiums and discounts on investment securities                144        162
   Decrease (increase) in interest receivable                                          21        (16)
   Net change in other assets and liabilities                                         449        646
-----------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                    2,924      2,445
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchase of investment securities available-for-sale                           (23,503)   (13,030)
   Net (purchase) redemption of Federal Home Loan Bank stock                         (549)       226
   Proceeds from maturities and principal reductions of
    investment securities available-for-sale                                       18,951     19,528
   Proceeds from sale:
     Available-for-sale investment securities                                       2,728      5,973
     Real estate acquired through foreclosure                                         276        504
     Premises and equipment                                                            34        146
   Net increase in loans                                                          (20,362)   (13,087)
   Purchase of premises and equipment                                                (978)      (464)
-----------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                      (23,403)      (204)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net increase  (decrease) in demand deposits, NOW accounts, savings accounts,
    money management and MMDA deposit accounts and escrow deposits                  5,368    (14,109)
   Net increase in time deposits                                                      132     23,317
   Net proceeds from (repayments on) short-term borrowings                         18,400     (2,000)
   Payments on long-term borrowings                                               (11,350)    (3,000)
   Proceeds from long-term borrowings                                               5,000          -
   Proceeds from junior subordinated debentures                                     5,155          -
   Payments on junior subordinated debentures                                      (5,155)         -
   Proceeds from exercise of stock options                                            114         23
   Tax benefit upon exercise of stock options                                           -         42
   Cash dividends                                                                    (695)      (686)
-----------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                   16,969      3,587
-----------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                                 (3,510)     5,828
Cash and cash equivalents at beginning of period                                   13,723      7,895
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  10,213   $ 13,723
=====================================================================================================
CASH PAID DURING THE PERIOD FOR:
 Interest                                                                       $   8,553   $  7,543
 Income taxes paid                                                                    185          5
NON-CASH INVESTING ACTIVITY:
 Conversion of Parent Company receivables to loans receivable                           -      1,096
 Transfer of loans to foreclosed real estate                                          664        336


The accompanying notes are an integral part of the consolidated financial statements

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Pathfinder Bank (the "Bank"). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Corp. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation. The Company has seven offices located in Oswego County. The Company is primarily engaged in the business of attracting deposits from the general public in the Company's market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and investment securities.

Pathfinder Bancorp, M.H.C., (the "Holding Company") a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 63.7% of the outstanding common stock of the Company. Salaries, employee benefits and rent approximating $144,000 and $127,000 were allocated from the Company to the Holding Company during 2007 and 2006, respectively. As of December 31, 2007, the Bank had a loan receivable from the Holding Company of $1,085,000.

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

--------------------------------------------------------------------------------

ADVERTISING

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising costs included in other operating expenses were $297,000 and $300,000 for the years ended December 31, 2007 and 2006, respectively.

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

MORTGAGE  LOANS  HELD-FOR-SALE

Mortgage loans held-for-sale are carried at the lower of cost or fair value. Fair value is determined in the aggregate. There were no forward commitments outstanding as of December 31, 2007 and 2006.

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

ALLOWANCE  FOR  LOAN  LOSSES

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charge to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company periodically evaluates the adequacy of the allowance for loan losses in order to maintain the allowance at a level that is sufficient to absorb probable and estimable credit losses.

The allowance consists of specific, general and unallocated components. It includes amounts specifically allocated to impaired loans. A loan is considered impaired, based on current information and events, if it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Specific reserves are established based on the fair market value of underlying collateral or discounted cash flows, as appropriate, when those values are lower than the carrying value of the loan. The allowance is also comprised of general reserves, which are established by applying loss factors to the aggregate balance of major loan categories or pools of smaller balance homogeneous loans. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the market area. An unallocated component of the allowance may be maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation.

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

FORECLOSED  REAL  ESTATE

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated disposal costs. Fair value is determined based on a current appraisal and inspection. Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Write downs of, and expenses related to, foreclosed real estate holdings included in noninterest expense were $98,000 and $111,000 in 2007 and 2006, respectively.

INTANGIBLE  ASSETS

Intangible assets represent core deposit intangibles and goodwill arising from acquisitions. Core deposit intangibles represent the premium the Company has paid for deposits acquired in excess of the cost incurred had the funds been purchased in the capital markets. Core deposit intangibles were amortized on a straight-line basis over a period of five years. As of October 2007, all core deposit intangibles are fully amortized. Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is evaluated annually for impairment.

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

--------------------------------------------------------------------------------

STOCK-BASED  COMPENSATION

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. No options were granted during 2007 or 2006, and all outstanding options were fully vested on January 1, 2006 and, accordingly, there was no impact to the Company's consolidated financial position or results of operations for the periods presented.

RETIREMENT  BENEFITS

The Company has established tax qualified retirement plans covering substantially all full-time employees and certain part-time employees. Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

In 2006, the Company adopted SFAS 158, which required the recognition of the underfunded status of pension and other postretirement benefit plans on the consolidated statements of condition. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.

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

OTHER  COMPREHENSIVE  (LOSS)  INCOME

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and unrecognized gains and losses, prior service costs and transition assets or obligations for defined benefit pension and post-retirement plans are reported as a separate component of the shareholders' equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.
--------------------------------------------------------------------------------

The components of other comprehensive income and related tax effects for the years ended December 31, are as follows:


(In thousands)                                                          2007    2006
------------------------------------------------------------------------------------

Unrealized holding gains on securities available for sale:
   Unrealized holding gains arising during the year                    $ 690   $1,034
   Reclassification adjustment for gains included in net income         (378)    (299)
--------------------------------------------------------------------------------------
     Net unrealized gains on securities available for sale               312      735
--------------------------------------------------------------------------------------
Defined benefit pension and post-retirement plans:
   Additional plan losses                                                103        -
   Reclassification adjustment for amortization of plans' net loss
     and past service liability recognized in net periodic expense       105        -
--------------------------------------------------------------------------------------
     Net change in defined benefit plans asset                           208        -
--------------------------------------------------------------------------------------
Other comprehensive income before tax                                    520      735
Tax effect                                                              (207)    (299)
--------------------------------------------------------------------------------------
Other comprehensive income                                             $ 313   $  436
======================================================================================

The components of accumulated other comprehensive loss, net of related tax effects, at December 31, are as follows:


(In thousands)                                                          2007       2006
---------------------------------------------------------------------------------------
Unrealized losses on securities available for sale (net of tax
  benefit 2007 - $441; 2006 - $566)                                   $  (661)  $   (849)
Net pension losses and past service liability (net of tax
  benefit 2007 - $495; 2006 - $566)                                      (742)      (848)
Net post-retirement losses and past service liability (net of tax
  benefit 2007 - $36; 2006 - $48)                                         (54)       (73)
-----------------------------------------------------------------------------------------
                                                                      $(1,457)  $ (1,770)
=========================================================================================

RECLASSIFICATIONS

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income as previously reported.

NOTE  2:  NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The provisions of FIN 48 and FSP FIN 48-1 were effective for years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 and FSP FIN 48-1, as required, on January 1, 2007, with no impact on the Company's consolidated financial position and results of operations, as a result of no significant unrecognized tax benefits being identified.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157") which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157

--------------------------------------------------------------------------------
applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for the Company for financial statements issued after January 1, 2008, including interim periods. The adoption of SFAS 157 will not have a significant impact on our consolidated financial position, results of operations or cash flows, although it will increase disclosures required in our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, "Effective Date of FASB Statement No. 157," that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FSP 157-2 will not have a significant impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141, (R) Business Combinations. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company January 1, 2009. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company January 1, 2009. The Company does not expect the adoption of SFAS No.160 to have a material impact on its consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on

--------------------------------------------------------------------------------
incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

NOTE 3: INVESTMENT SECURITIES - AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

                                               DECEMBER 31, 2007
                                   ---------------------------------------------
                                                    GROSS         GROSS ESTIMATED
                                     AMORTIZED UNREALIZED    UNREALIZED      FAIR
(In thousands)                            COST      GAINS        LOSSES     VALUE
----------------------------------------------------------------------------------
Bond investment securities:
  US Treasury and agencies           $   18,672    $   27      $   (53)  $ 18,646
  State and political subdivisions        5,342         5          (20)     5,327
  Corporate                               6,392         1         (366)     6,027
  Mortgage-backed                        28,615        87         (325)    28,377
---------------------------------------------------------------------------------
     Total                               59,021       120         (764)    58,377
Equity investments                        7,092        14         (473)     6,633
---------------------------------------------------------------------------------
Total investment securities          $   66,113    $  134      $(1,237)  $ 65,010
=================================================================================

                                               DECEMBER 31, 2006
                                   ---------------------------------------------
                                                     GROSS        GROSS ESTIMATED
                                      AMORTIZED UNREALIZED   UNREALIZED      FAIR
(In thousands)                             COST     GAINS       LOSSES      VALUE
-----------------------------------------------------------------------------------
Bond investment securities:
  US Treasury and agencies           $   19,966    $    -      $  (557)  $ 19,4096
  State and political subdivisions        5,870         -          (79)      5,791
  Corporate                               5,575        18          (79)      5,514
  Mortgage-backed                        25,481        53         (638)     24,896
----------------------------------------------------------------------------------
     Total                               56,892        71       (1,353)     55,610
Equity investments                        7,163        91         (224)      7,030
----------------------------------------------------------------------------------
Total investment securities          $   64,055    $  162      $(1,577)   $ 62,640
==================================================================================

Gross gains of $385,000 and $325,000 for 2007 and 2006, respectively and gross losses of $7,000 and $26,000 for 2007 and 2006, respectively were realized on sales and calls of securities. The tax expense related to net gains on investment securities was $147,000 for 2007 and $117,000 for 2006.

Investment securities with a carrying value of approximately $29,545,000 at December 31, 2007 were pledged to collateralize certain deposit and borrowing arrangements.

The amortized cost and estimated fair value of debt investments at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

--------------------------------------------------------------------------------

                                          AMORTIZED    ESTIMATED
(In thousands)                                 COST   FAIR VALUE
---------------------------------------------------------------
Due in one year or less                  $    8,759  $     8,736
Due after one year through five years        15,033       14,982
Due after five years through ten years        4,483        4,426
Due after ten years                           2,131        1,856
Mortgage-backed securities                   28,615       28,377
----------------------------------------------------------------
Totals                                   $   59,021  $    58,377
================================================================

The Company's investment securities' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

                                                                      December 31, 2007
                                            ---------------------------------------------------------------------
                                            Less than Twelve Months   Twelve Months or More        Total
                                            ---------------------------------------------------------------------
                                              Unrealized      Fair      Unrealized     Fair    Unrealized   Fair
(In thousands)                                    Losses     Value          Losses    Value        Losses  Value
-----------------------------------------------------------------------------------------------------------------
US Treasury and agency securities                $   (1)    $1,004      $   (52)    $ 10,599     $   (53)  $11,603
State and political subdivision securities            -          -          (20)       3,362         (20)    3,362
Corporate securities                                (94)       885         (272)       3,692        (366)    4,577
Mortgage-backed securities                          (16)     4,973         (309)      17,169        (325)   22,142
Equity investment securities                         (2)        12         (471)       6,043        (473)    6,055
------------------------------------------------------------------------------------------------------------------
                                                 $ (113)    $6,874      $(1,124)    $ 40,865     $(1,237)  $47,739
==================================================================================================================

                                                                      December 31, 2006
                                            ---------------------------------------------------------------------
                                            Less than Twelve Months   Twelve Months or More        Total
                                            ---------------------------------------------------------------------
                                              Unrealized      Fair      Unrealized     Fair    Unrealized   Fair
(In thousands)                                    Losses     Value          Losses    Value        Losses  Value
-----------------------------------------------------------------------------------------------------------------
US Treasury and agency securities                     (1)   1,996         (556)   17,413         (557)   19,409
State and political subdivision securities            (1)     439          (78)    5,218          (79)    5,657
Corporate securities                                   -        -          (79)    3,887          (79)    3,887
Mortgage-backed securities                            (1)     198         (637)   22,525         (638)   22,723
Equity investment securities                        (136)   2,747          (88)    3,366         (224)    6,113
---------------------------------------------------------------------------------------------------------------
                                             $      (139)  $5,380  $    (1,438)  $52,409  $    (1,577)  $57,789
===============================================================================================================

The Company reviews its securities portfolio for potential impairment issues at least quarterly. No impairment losses were recorded during 2007 or 2006.

At December 31, 2007, 48 mortgage-backed and 14 US Treasury and agency securities have unrealized losses. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of specific securities. None of the securities in this category had an unrealized loss that exceeded 4% of their carrying amount and a majority had unrealized losses totaling less than 3% of their carrying amount. The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

At December 31, 2007, 11 state and political subdivision securities have unrealized losses. In analyzing the issuer's financial condition, management considers the industry analyst's reports, financial performance and projected target prices of investment analysts within a one-year time frame. None of the securities in this category had an unrealized loss that exceeded 2% of carrying

--------------------------------------------------------------------------------
value and a majority had unrealized losses totaling less than 1% of carrying value. The Company has the intent and ability to hold the individual securities to maturity or market price recovery. Due to recent negative market news concerning various municipal bond insurers, management has reviewed its holdings in municipal bonds in order to determine any potential exposure to the troubled insurers. Management has reviewed its holdings and identified the current bond insurers credit rating and the underlying credit rating of the issuer. Management continues to stay apprised of the issues affecting the insurers and currently feels that no impairment writedowns are needed.

At December 31, 2007, 5 corporate securities had unrealized losses. Two of the corporate securities represent trust preferred issuances from large money center financial institutions. These securities were issued at spreads to LIBOR that are significantly lower than currently originated similar issuances. Two additional holdings represent shorter term financial sector bonds whose value has been negatively impacted by changes in interest rates since their issuance, combined with the recent turmoil in the mortgage market. Management has the intent and ability to hold these securities to maturity. The remaining security's unrealized loss is less than $1,000 and is thus deemed insignificant.

At December 31, 2007, 4 equity and other securities had unrealized losses. One of these securities is a mutual fund backed by short-term adjustable rate mortgage-backed securities and has an unrealized loss of 3% of carrying value. The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the mutual fund. A second equity security is a mutual fund consisting primarily of investment grade dividend-paying common stocks of large capitalization companies, i.e., companies with market capitalization in excess of $5 billion. A review of the underlying securities indicates no individually impaired holdings and there is no indication that the profitability of these corporations is impaired beyond the economic cycle. As such, the decline in investment is not considered to be other-than-temporarily impaired. The remaining two securities had a combined total unrealized loss of $4,000 and were deemed to be insignificant.

NOTE  4:  LOANS

Major  classifications  of  loans  at  December  31,  are  as  follows:


(In thousands)                        2007      2006
----------------------------------------------------
REAL ESTATE MORTGAGES:
Conventional                     $122,045   $115,588
Construction                        3,776      2,160
Commercial                         45,490     40,501
-----------------------------------------------------
                                  171,311    158,249
-----------------------------------------------------
OTHER LOANS:
Consumer                            3,926      3,248
Home Equity/Second Mortgage        21,379     17,965
Lease financing                       777        623
Commercial                         20,576     19,890
Municipal loans                     3,935      2,488
-----------------------------------------------------
                                   50,593     44,214
-----------------------------------------------------
Total loans                       221,904    202,463
-----------------------------------------------------
Net deferred loan costs               845        746
Less allowance for loan losses     (1,703)    (1,496)
-----------------------------------------------------
Loans receivable, net            $221,046   $201,713
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

--------------------------------------------------------------------------------

The following represents the activity associated with loans to officers and directors and their affiliated entities during the year ended December 31, 2007:

(In thousands)
--------------------------------------
Balance at beginning of year   $ 4,701
Originations                       360
Principal payments              (1,226)
---------------------------------------
Balance at end of year         $ 3,835
=======================================

NOTE  5:  ALLOWANCE  FOR  LOAN  LOSSES

Changes in the allowance for loan losses for the year ended December 31, are summarized as follows:

 (In thousands)                 2007     2006
-----------------------------------------------
Balance at beginning of year   $1,496   $1,679
Recoveries credited                50       22
Provision for loan losses         365       23
Loans charged-off                (208)    (228)
-----------------------------------------------
Balance at end of year         $1,703   $1,496
===============================================

The following is a summary of information pertaining to impaired loans for the years ended December 31:

(In thousands)                                   2007     2006
--------------------------------------------------------------
Impaired loans without a valuation allowance    $1,312  $   -
Impaired loans with a valuation allowance          409     98
--------------------------------------------------------------
Total impaired loans                            $1,721  $  98
==============================================================
Valuation allowance related to impaired loans   $  152  $  24
==============================================================
Average investment in impaired loans            $1,749  $  91
==============================================================
Interest income recognized on impaired loans    $   92  $   1
==============================================================
Interest income recognized on a cash basis on
impaired loans                                  $    -  $   -
==============================================================

The amount of loans on which the Company has ceased accruing interest aggregated approximately $1,591,000 and $1,172,000 at December 31, 2007 and 2006,
respectively. There were no loans past due ninety days or more and still accruing interest at December 31, 2007 or 2006.

NOTE  6:  SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage and other loans serviced for others were $50,409,000 and $53,100,000 at December 31, 2007 and 2006, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2007 and 2006, was $43,000 and $65,000, respectively.

The  following  summarizes  mortgage-servicing rights capitalized and amortized:

 (In thousands)                         2007   2006
----------------------------------------------------
Mortgage servicing rights capitalized   $  24  $  14
Mortgage servicing rights amortized        46     95
====================================================

--------------------------------------------------------------------------------

NOTE  7:  PREMISES  AND  EQUIPMENT

A  summary  of  premises  and  equipment  at  December  31,  is  as  follows:

(In thousands)                        2007     2006
---------------------------------------------------
Land                               $ 1,226  $ 1,226
Buildings                            6,963    6,458
Furniture, fixture and equipment     6,861    6,401
Construction in progress                66      130
---------------------------------------------------
                                   $15,116  $14,215
Less: Accumulated depreciation       7,309    6,618
---------------------------------------------------
                                   $ 7,807  $ 7,597
===================================================

NOTE  8:  GOODWILL  AND  INTANGIBLE  ASSETS

A  summary  of  intangible  assets  at  December  31,  is  as  follows:

                                      2007                     2006
                           -------------------------------------------------
                             GROSS                     GROSS
                          CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
 (In thousands)             AMOUNT  AMORTIZATION      AMOUNT  AMORTIZATION
----------------------------------------------------------------------------
Goodwill                  $  3,840    $     -        $ 3,840      $    -
Core deposit intangible      1,111     (1,111)         1,111        (930)

Core deposit intangibles became fully amortized in October 2007. Amortization of goodwill and the core deposit intangible is deductible for tax purposes.

NOTE  9:  DEPOSITS

A  summary  of  deposits  at  December  31,  is  as  follows:

 (In thousands)                            2007      2006
---------------------------------------------------------
Savings accounts                       $ 50,789  $ 52,506
Time accounts                            86,588    86,696
Time accounts over $100,000              33,016    32,776
Money management accounts                 9,657    12,630
MMDA accounts                            24,882    17,615
Demand deposit interest-bearing          20,467    19,875
Demand deposit noninterest-bearing       22,766    20,582
Mortgage escrow funds                     2,920     2,905
---------------------------------------------------------
                                       $251,085  $245,585
=========================================================

--------------------------------------------------------------------------------

At December 31, 2007,  the scheduled maturities of time deposits are as follows:

(In thousands)
-----------------------------
YEAR OF MATURITY:
2008                $ 77,396
2009                  26,940
2010                   4,533
2011                   4,918
2012                   2,257
Thereafter             3,560
----------------------------
                    $119,604
============================

NOTE  10:  BORROWED  FUNDS

The  composition  of  borrowings  at  December  31  is  as  follows:


 (In thousands)                            2007     2006
---------------------------------------------------------
SHORT-TERM FHLB ADVANCES:
  FHLB Advances                         $ 9,000  $     -
  Overnight Line of Credit with FHLB      9,400        -
--------------------------------------------------------
   Total short-term borrowings          $18,400  $     -
========================================================
LONG-TERM:
  FHLB Repurchase agreements            $ 2,400  $ 2,400
  FHLB advances                          17,610   23,960
--------------------------------------------------------
    Total long-term borrowings          $20,010  $26,360
========================================================

The principal balance, interest rate and maturity of the above fixed rate borrowings at December 31, 2007 is as follows:

TERM                                      PRINCIPAL     RATES
------------------------------------------------------------------
(Dollars in thousands)
  Short-term advances with FHLB            $ 18,400   4.13%-5.52%
==================================================================
  Long-term:
   Repurchase agreements (due in 2009)        2,400   5.56%-5.76%
------------------------------------------------------------------
   Advances with FHLB
     due in 2008                              6,610   2.67%-5.98%
     due in 2009                              3,000   4.03%-6.00%
     due in 2010                              5,000         4.39%
     due in 2012                              3,000         4.91%
------------------------------------------------------------------
         Total advances with FHLB          $ 17,610
------------------------------------------------------------------
         Total long-term borrowings        $ 20,010
------------------------------------------------------------------
  Total  borrowings                        $ 38,410
==================================================================

The repurchase agreements with the Federal Home Loan Bank ("FHLB") are collateralized by certain investment securities having a carrying value of $2,558,000 at December 31, 2007. The collateral is under the Company's control. The line of credit agreement with the FHLB is used for liquidity purposes. Interest on this line is determined at the time of borrowing. The average rate paid on the overnight line during 2007 approximated 5.12%. At December 31, 2007, $22,314,000 was available under the overnight line. As a companion to the overnight line with the FHLB, the Company also has access to a One-Month Overnight Repricing Line of Credit. This allows the Company to borrow funds for

--------------------------------------------------------------------------------
a term of one month which reprice daily over the term, thus freeing up the overnight line for daily liquidity needs. The Company has $31,714,000 available under this facility, yet has never accessed the one-month overnight repricing line. In addition to the overnight line of credit program, the Company also has access to the FHLB's Term Advance Program under which it can borrow at various terms and interest rates. Residential mortgage loans with a carrying value of $66,681,000 and FHLB stock with a carrying value of $2,138,000 have been pledged by the Company under a blanket collateral agreement to secure the Company's line of credit and term borrowings. The Company also maintains a $5,000,000 line of credit with a correspondent bank. Interest on the line is determined at the time of borrowing. The Company did not draw on the line during 2007. In order to utilize the line, the Company is required to secure the outstanding balance with marketable investment securities.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company. The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II. The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms. The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision. The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 1.65% (6.64% at December 31, 2007) with a five-year call provision. The Company guarantees all of these securities.

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

The Company retired its original trust preferred issuance of $5,000,000 during June 2007, at its earliest call date. The original issuance of pooled capital securities were tied to the 3-month LIBOR plus 3.45%. The proceeds from the new issuance, Pathfinder Statutory Trust II, were used to retire the original issuance, Pathfinder Statutory Trust I.

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

--------------------------------------------------------------------------------

The following tables set forth the changes in the plans' benefit obligations, fair value of plan assets and the prepaid plans' funded status as of December 31:

                                                          PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                                      ---------------------------------------------
(In thousands)                                              2007       2006       2007      2006
--------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS:
  Benefit obligation at beginning of year               $  4,439    $  4,361     $ 346     $ 354
  Service cost                                               196         193         3         2
  Interest cost                                              273         252        21        20
  Actuarial gain (loss)                                       83        (203)      (13)      (10)
  Benefits paid                                             (148)       (164)      (22)      (20)
-------------------------------------------------------------------------------------------------
Benefit obligations at end of year                         4,843       4,439       335       346
-------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year           4,338       4,070         -         -
  Actual return on plan assets                               565         297         -         -
  Benefits paid                                             (148)       (164)      (22)      (20)
  Employer contributions                                     222         135        22        20
-------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                   4,977       4,338         -         -
-------------------------------------------------------------------------------------------------
Funded Status - asset (liability)                       $    134     $  (101)    $(335)    $(346)
=================================================================================================

Amounts  recognized  in  accumulated other comprehensive loss as of December 31,

 (In thousands)                         2007    2006
----------------------------------------------------
Unrecognized transition obligation     $   79  $   97
Net loss                                1,248   1,438
-----------------------------------------------------
                                        1,327   1,535
Tax effect                                531     614
-----------------------------------------------------
                                       $  796  $  921
=====================================================

The accumulated benefit obligation for the defined benefit plan was $3,953,000 and $3,710,000 at December 31, 2007 and 2006, respectively. The postretirement plan had an accumulated benefit obligation of $335,000 and $346,000 at December 31, 2007 and 2006, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, 2007 and 2006 are as follows:

                                                     PENSION BENEFITS   POSTRETIREMENT BENEFITS
                                                 ----------------------------------------------
                                                        2007    2006         2007     2006
-----------------------------------------------------------------------------------------------
Weighted average discount rate                         6.63%    6.25%        6.63%    6.25%
Expected long term rate of return on plan assets       9.00%    9.00%           -        -
Rate of increase in future compensation levels         4.00%    3.00%           -        -
===========================================================================================

--------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 7.75% and 9.0%, respectively. The rates were assumed to decrease gradually to 3.75% in 2012 and remain at that level thereafter. A one-percentage point change in the health care cost trend rates would have the following effects:

                                                 1 PERCENTAGE    1 PERCENTAGE
                                                        POINT           POINT
(In thousands)                                       INCREASE        DECREASE
----------------------------------------------------------------------------
Effect on total of service and interest
    cost components                                   $  1           $ (1)
Effect on post retirement benefit obligation             9             (9)
==========================================================================

The composition of the net periodic benefit plan cost for the years ended December 31, 2007 and 2006 is as follows:

                                         PENSION BENEFITS   POSTRETIREMENT BENEFITS
                                        -------------------------------------------
(In thousands)                             2007     2006         2007      2006
-----------------------------------------------------------------------------------
Service cost                            $  196     $ 193        $   3    $   2
Interest cost                              273       252           21       20
Amortization of transition obligation        -         -           18       18
Amortization of gains and losses            87       110            -        -
Expected return on plan assets            (392)     (368)           -        -
----------------------------------------------------------------------------------
Net periodic benefit plan cost          $  164     $ 187        $  42    $  40
==================================================================================

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

                                                     PENSION BENEFITS   POSTRETIREMENT BENEFITS
                                                -----------------------------------------------
                                                      2007       2006        2007        2006
-----------------------------------------------------------------------------------------------
Weighted average discount rate                        6.25%     5.88%        6.25%     5.88%
Expected long term rate of return on plan assets      9.00%     9.00%           -         -
Rate of increase in future compensation levels        3.00%     3.00%           -         -
===============================================================================================

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

The Company's pension plan weighted-average asset allocations at October 1, the measurement date, by asset category are as follows:


ASSET CATEGORY     2007    2006
-------------------------------
Equity securities    70%    73%
Debt securities      30%    27%
-------------------------------
Total               100%   100%
===============================

Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the "Trust"), a no load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds,

--------------------------------------------------------------------------------
each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines").

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is under funded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer under funded, the bond fund portion will be decreased back to 35%. Asset rebalancing is scheduled when the investment mix varies more than 10% from the target (i.e., a 20% target range).

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

For the fiscal year ending December 31, 2008, the Bank expects to contribute approximately $233,000 to the Plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

YEARS ENDING DECEMBER 31:
--------------------------
(In thousands)
2008                        $  185
2009                           190
2010                           194
2011                           200
2012                           211
Years 2013- 2017             1,398
==================================

On September 29, 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 became effective for the Company December 13, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 31, 2008. The effect of the implementation was to increase accumulated other comprehensive loss by $921,000 (net of related deferred tax effect of $614,000), decrease prepaid pension cost by $1,414,000 and increase accrued post retirement benefit by $121,000.

In 2007, and for each year going forward, the accumulated other comprehensive loss, recorded at the time of SFAS 158 implementation, will be adjusted to reflect (a) how much gain or loss, prior service cost and transition asset/liability is included in that year's expenses, (b) new gains and losses during the year and (c) any new plan changes.

For the year ended December 31, 2007, the accumulated other comprehensive loss was amortized by $125,000 (net of related deferred tax effect of $83,000).

The Company also offers a 401(k) plan to its employees. Contributions to this plan by the Company were $148,000 for 2007 and 2006, each.

--------------------------------------------------------------------------------

The Company maintains optional deferred compensation plans for its directors, and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continues monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2007 and 2006, other liabilities include approximately $1,660,000 and $1,556,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2007 and 2006 amounted to approximately $212,000 and $240,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers. At December 31, 2007 and 2006, other liabilities include approximately $366,000 and $396,000 accrued under these plans. Compensation expense includes approximately $49,000 and $51,000 relating to the supplemental executive retirement plan for 2007 and 2006, respectively.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans. At December 31, 2007 and 2006, the cash value of these policies was $6,437,000 and $6,212,000, respectively.

NOTE  12:  STOCK  BASED  COMPENSATION  PLANS

In February 1997, the Board of Directors approved an option plan and granted options thereunder with an exercise price equal to the market value of the Company's shares at the date of grant. Under the Stock Option Plan, up to 132,249 options had been authorized for grant of incentive stock options and nonqualified stock options.

In July 2001, the Board approved the issuance of 38,499 stock options remaining in the 1997 Stock Option Plan. The exercise price was equal to the market value of the Company's shares at the date of grant ($8.34). The options granted under the issuance have a 10-year term with one-third vesting upon grant date and the remaining vesting and becoming exercisable ratably over a 2-year period.

Activity  in  the  Stock  Option  Plan  is  as  follows:

                                                       WEIGHTED
                                       OPTIONS          AVERAGE       OPTIONS
(Shares in thousands)              OUTSTANDING   EXERCISE PRICE   EXERCISABLE
-----------------------------------------------------------------------------
Outstanding at January 1, 2006              41   $          7.41           41
   Exercised                                (4)             7.35
-----------------------------------------------------------------------------
Outstanding at December 31, 2006            37   $          7.53           37
   Exercised                               (17)             6.60
-----------------------------------------------------------------------------
Outstanding at December 31, 2007            20   $          8.34           20
=============================================================================

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company's stock. At December 31, 2007, the aggregate intrinsic value of all outstanding and exercisable stock options approximated $38,000.

The total intrinsic value of stock options exercised during 2007 approximated $64,000.

At December 31, 2007, the 19,950 options outstanding all had an exercise price of $8.34 and an average remaining contractual life of 3.5 years.

No new options have been granted since July 2001. All outstanding options were fully vested as of July 2003.

--------------------------------------------------------------------------------

NOTE  13:  INCOME  TAXES

The provision for income tax expense (benefit) for the years ended December 31, is as follows:

 (In thousands)                 2007    2006
--------------------------------------------
Current                         $ 432  $ 309
Deferred                          (48)   (67)
---------------------------------------------
                                $ 384  $ 242
=============================================

The  provision  for  income  taxes  includes  the  following:

 (In thousands)                 2007    2006
--------------------------------------------
Federal Income Tax             $ 405   $ 267
New York State Franchise Tax     (21)    (25)
=============================================
                               $ 384   $ 242
=============================================

The components of net deferred tax asset, included in other assets as of December 31, are as follows:

 (In thousands)                                2007      2006
-------------------------------------------------------------
ASSETS:
  Deferred compensation                        $   783   $   760
  Allowance for loan losses                        659       583
  Postretirement benefits                          129        88
  Pension                                            -        85
  Mortgage recording tax credit carryforward       408       364
  Investment securities                            441       566
  Other                                             94       142
-----------------------------------------------------------------
                                               $ 2,514   $ 2,588
=================================================================
LIABILITIES:
  Pension                                      $   (52)  $     -
  Depreciation                                    (517)     (573)
  Accretion                                        (57)      (38)
  Loan origination fees                           (335)     (289)
  Intangible assets                               (651)     (536)
  Prepaid expenses                                (107)      (83)
-----------------------------------------------------------------
                                               $(1,719)  $(1,519)
=================================================================
Net deferred tax asset                         $   795   $ 1,069
=================================================================

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

--------------------------------------------------------------------------------

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

                                          2007    2006
-------------------------------------------------------
Federal statutory income tax rate         34.0%   34.0%
State tax                                 (0.9)   (1.3)
Tax-exempt interest income, net of TEFRA  (6.1)  (11.1)
Increase in value of life insurance       (5.1)   (6.0)
Other                                      3.6     3.5
-------------------------------------------------------
Effective income tax rate                 25.5%   19.1%
=======================================================

The adoption of FIN 48 at January 1, 2007 did not have an impact on the Company's financial statements. At January 1, 2007, (date of adoption) and December 31, 2007, the Company did not have any uncertain tax positions. The Company's policy is to recognize interest and penalties on unrecognized tax benefits, if any, in income tax expense in the Consolidated Statements of Income. The tax years subject to examination by the taxing authorities are the years ended December 31, 2006, 2005, 2004 and 2003.

NOTE  14:  EARNINGS  PER  SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(In thousands, except per share data)   EARNINGS   SHARES   EPS
---------------------------------------------------------------
2007 Net Income                        $   1,122
     Basic EPS                             1,122   2,483  $0.45
     Effect of dilutive securities
       Stock options                          -       4
---------------------------------------------------------------
     Diluted EPS                       $   1,122   2,487  $0.45
===============================================================
2006 Net Income                        $   1,028
     Basic EPS                             1,028   2,464  $0.42
     Effect of dilutive securities
       Stock options                           -      19
---------------------------------------------------------------
     Diluted EPS                       $   1,028   2,483  $0.41
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

--------------------------------------------------------------------------------

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                CONTRACT AMOUNT
                                             -------------------
(In thousands)                                    2007      2006
----------------------------------------------------------------
Commitments to grant loans                   $   9,677   $ 9,388
Unfunded commitments under lines of credit      17,912    17,260
Standby letters of credit                        1,744       271
================================================================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties. Loan commitments outstanding at December 31, 2007 with fixed interest rates amounted to approximately $6.3 million. Loan commitments, including unused lines of credit, outstanding at December 31, 2007 with variable interest rates amounted to approximately $23.0 million. These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years. Rental expense, included in operating expenses, amounted to $63,000 and $62,000, in 2007 and 2006, respectively. In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. In January 2006, the Company entered into a lease with Pathfinder Bancorp, MHC, for the use of a training facility. This lease was also executed on an arms-length basis. The rent expense paid to the related parties during 2007 and 2006 was $43,000 and $42,000, respectively. Approximate minimum rental commitments for the noncancelable operating leases are as follows:

YEARS ENDING DECEMBER 31:
-----------------------------------
(In thousands)
2008                           $ 65
2009                             65
2010                             65
2011                             52
2012                             43
Thereafter                       20
-----------------------------------
Total minimum lease payments   $310
===================================

--------------------------------------------------------------------------------

NOTE  16:  DIVIDENDS  AND  RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision ("OTS") has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company's capital accounts for purposes of calculating dividend payments to minority shareholders. During 2007, the Company paid cash dividends totaling $325,000 to the Holding Company. For the second and fourth quarters ending June 30, 2007 and December 31, 2007, respectively, the Holding Company waived the right to receive its portion of the cash dividends declared on June 26, 2007 and December 20, 2007, respectively, which totaled $325,000. During 2006, the Holding Company waived dividends totaling $325,000.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company. In addition to state law requirements and the capital requirements discussed in Note 17 the circumstances under which the Bank may pay dividends are limited by federal statutes, regulations and policies. The amount of retained earnings legally available under these regulations approximated $2,110,000 as of December 31, 2007. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE  17:  REGULATORY  MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the Bank's most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized", under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank's category.
--------------------------------------------------------------------------------

The Bank's actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the following table.

                                                                                       Minimum
                                                                                      To Be "Well-
                                                                    Minimum           Capitalized"
                                                                   For Capital         Under Prompt
                                                     Actual     Adequacy Purposes  Corrective Provisions
                                                --------------------------------------------------------
(Dollars in thousands)                           Amount  Ratio    Amount   Ratio      Amount   Ratio
-------------------------------------------------------------------------------------------------------
As of December 31, 2007:
  Total Core Capital (to Risk-Weighted Assets)  $25,447   12.2%  $16,648    8.0%      $20,810   10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $23,744   11.4%  $ 8,324    4.0%      $12,486    6.0%
  Tier 1 Capital (to Average Assets)            $23,744    7.7%  $12,437    4.0%      $15,548    5.0%
=====================================================================================================
As of December 31, 2006:
  Total Core Capital (to Risk-Weighted Assets)  $24,676   12.9%  $15,297    8.0%      $19,121   10.0%
  Tier 1 Capital (to Risk-Weighted Assets)      $23,180   12.1%  $ 7,648    4.0%      $11,472    6.0%
  Tier 1 Capital (to Average Assets)            $23,180    7.7%  $11,987    4.0%      $14,984    5.0%
=====================================================================================================

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $2,130,000 and $1,856,000, respectively.

NOTE 18: FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

--------------------------------------------------------------------------------

LOANS AND MORTGAGE LOANS HELD-FOR-SALE - the fair values of portfolio loans, commercial and commercial real estate are estimated using an option adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility and credit spread assumptions. All non accrual loans are assumed to be carried at their fair value.

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

BORROWINGS - Fixed/variable term "bullet" structures are valued using a replacement cost of funds approach. These borrowings are discounted to the FHLBNY advance curve. Option structured borrowings fair value are determined by the FHLB for borrowings that include a call or conversion option. If market pricing is not available from this source, current market indications from the FHLBNY are obtained, and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option.

OFF-BALANCE SHEET INSTRUMENTS - Fair values for the Company's off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The carrying amounts and fair values of the Company's financial instruments as of December 31 are presented in the following table:

                                          2007                           2006
                                 -----------------------------------------------------
                                  CARRYING    ESTIMATED          CARRYING    ESTIMATED
(Dollars in thousands)            AMOUNTS   FAIR VALUES          AMOUNTS   FAIR VALUES
--------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and cash equivalents        $  10,213   $  10,213        $  13,723     $  13,723
Investment securities               65,010      65,010           62,640        62,640
Net loans                          221,046     224,397          201,713       200,555
Federal Home Loan Bank Stock         2,128       2,128            1,579         1,579
Accrued interest receivable          1,673       1,673            1,694         1,694
Mortgage servicing rights               43          43               65            65
-------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
Deposits                         $ 251,085   $ 251,655        $ 245,585     $ 246,236
Borrowed funds                      38,410      38,192           26,360        26,173
Junior subordinated debentures       5,155       5,155            5,155         5,155
Accrued interest payable               250         250              161           161
-------------------------------------------------------------------------------------
OFF-BALANCE SHEET INSTRUMENTS:
Standby letters of credit        $       -   $       -        $       -     $       -
Commitments to extend credit             -           -                -             -
-------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE  19:  PARENT  COMPANY  -  FINANCIAL  INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

STATEMENTS OF CONDITION                                           2007      2006
--------------------------------------------------------------------------------
(In thousands)
ASSETS
  Cash                                                         $   178   $   100
  Investments                                                       20        24
  Investment in bank subsidiary                                 26,587    25,529
  Investment in non-bank subsidiary                                155       155
  Other assets                                                      16       317
---------------------------------------------------------------------------------
     Total assets                                              $26,956   $26,125
=================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accrued liabilities                                               97       120
  Junior subordinated debentures                                 5,155     5,155
  Shareholders' equity                                          21,704    20,850
---------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                $26,956   $26,125
=================================================================================


STATEMENTS OF INCOME                                              2007      2006
--------------------------------------------------------------------------------
(In thousands)
INCOME:
  Dividends from bank subsidiary                               $   900   $     -
  Dividends from non-bank subsidiary                                15        13
  Dividends on other investments                                    70         7
  Realized gain on sale of securities                                -         6
---------------------------------------------------------------------------------
     Total income                                                  985        26
---------------------------------------------------------------------------------
EXPENSES:
  Interest                                                         511       450
  Operating                                                         93       126
---------------------------------------------------------------------------------
     Total expenses                                                604       576
---------------------------------------------------------------------------------
Income (loss) before taxes and equity in undistributed net
  income of subsidiary                                             381      (550)
Tax benefit (expense)                                               (2)       94
---------------------------------------------------------------------------------
Income (loss) before equity in undistributed net income
  of subsidiary                                                    379      (456)
Equity in undistributed net income of subsidiary                   743     1,484
---------------------------------------------------------------------------------
Net income                                                     $ 1,122   $ 1,028
=================================================================================

--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                          2007      2006
-------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES
  Net Income                                                  $ 1,122   $ 1,028
  Equity in undistributed earnings of subsidiaries               (743)   (1,484)
  Realized gain on sale of investment securities                    -        (6)
  Amortization of deferred financing costs                         15        30
  Other operating activities                                      265       908
--------------------------------------------------------------------------------
     Net cash provided by operating activities                    659       476
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of investments                                           -       (24)
  Proceeds from sale of investments                                 -        24
  Investment in unconsolidated subsidiary trust                  (155)        -
  Liquidation of unconsolidated subsidiary trust                  155         -
 -------------------------------------------------------------------------------
     Net cash provided by investing activities                      -         -
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from exercise of stock options                         114        23
  Proceeds from issuance of subordinated debt                   5,155         -
  Redemption of subordinated debt                              (5,155)        -
  Tax benefit upon exercise of stock options                        -        42
  Cash dividends                                                 (695)     (686)
--------------------------------------------------------------------------------
     Net cash used in financing activities                       (581)     (621)
--------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents              78      (145)
  Cash and cash equivalents at beginning of year                  100       245
---------------------------------------------------------------------------------
  Cash and cash equivalents  at end of year                    $  178   $   100
=================================================================================

--------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

REPORT OF MANAGEMENT'S RESPONSIBILITY

Management is responsible for preparation of the consolidated financial statements and related financial information contained in all sections of this Annual Report on Form 10-K, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that effective internal controls over financial reporting have been designed to produce reliable financial statements that have been prepared in conformity, in all material respects, with generally accepted accounting principles appropriate in the circumstances, and that the financial information appearing throughout this annual report is consistent, in all material respects, with the consolidated financial statements.

The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the Company's management, internal auditors and independent registered public accounting firm, Beard Miller Company LLP to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The internal auditors and independent public accounting firm have unlimited access to the Audit Committee to discuss all such matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management's Assessment of Internal Control Over Financial Reporting which is set forth in Item 8 - "Financial Statements and Supplementary Data" on page 31 and is incorporated herein by reference, management assessed the Company's system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  9B:  OTHER  INFORMATION

None

--------------------------------------------------------------------------------

PART  III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a) Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b) Set forth below is information concerning the Executive Officers of the Company at December 31, 2007.


NAME                   AGE    POSITIONS  HELD  WITH  THE  COMPANY
Thomas  W.  Schneider   46    President  and  Chief  Executive  Officer
James  A.  Dowd,  CPA   40    Senior  Vice President, Chief Financial Officer
Edward  A.  Mervine     51    Senior  Vice  President,  General  Counsel
Melissa  A.  Miller     50    Senior  Vice  President,  Chief Operating Officer
Ronald Tascarella       49    Senior  Vice  President,  Chief  Credit  Officer

ITEM  11:  EXECUTIVE  COMPENSATION

Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation Committee".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the sections captioned "Voting Securities and Principal Holders Thereof " is incorporated by reference to the Company's Proxy Materials for its Annual Meeting of Stockholders.

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

--------------------------------------------------------------------------------

PART  IV

ITEM  15:  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a)(1)Financial Statements - The Company's consolidated financial statements, for the years ended December 31, 2007 and 2006, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report. See "Item 8: Financial Statements and Supplementary Data." The supplemental financial information listed and appearing hereafter should be read in conjunction with the financial statements included in this report.

(a)(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in the "Item 7: Management Discussion and Analysis."

(b)  Exhibits

3.1 Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)

3.2 Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated August 15, 2005 and November 28, 2007)

4. Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25,
     2001)

10.1 Form of Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to the Company's S-8 file no. 333-53027)

10.2 Form of Pathfinder Bank 1997 Recognition and Retention Plan (Incorporated by reference to the Company's S-8 file no. 333-53027)

10.3 2003 Executive Deferred Compensation Plan (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 file no. 000-23601)

10.4 2003 Trustee Deferred Fee Plan (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 file no. 000-23601)

10.5 Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 file no. 000-23601)

10.6 Employment Agreement between the Bank and Edward A. Mervine, Vice President, General Counsel and Secretary (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 file no. 000-23601)

10.7 Change of Control Agreement between the Bank and Ronald Tascarella (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 file no. 000-23601)

10.8 Change of Control Agreement between the Bank and James A. Dowd (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 file no. 000-23601)

10.9 Change of Control Agreement between the Bank and Melissa A. Miller (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 file no. 000-23601)

14. Code of Ethics (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

21.  Subsidiaries  of  the  Company

--------------------------------------------------------------------------------

23.  Consent  of  Bear  Miller  Company  LLP

31.1 Rule 13a-14(a)/15d-14(a)  Certification  of  the  Chief  Executive  Officer

31.2 Rule 13a-14(a)/15d-14(a)  Certification  of  the  Chief  Financial  Officer

32.1 Section  1350  Certification  of  the  Chief  Executive and Chief Financial
     Officer

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Pathfinder  Bancorp,  Inc.

Date:  March 31, 2008             By:  /s/  Thomas  W.  Schneider
                                  Thomas  W.  Schneider
                                  President  and  Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  By: /s/ Janette Resnick,
                                  Janette Resnick, Chairman of the Board
                                  Date:  March 31, 2008


By:    /s/ Thomas W. Schneider                    By:     /s/ Chris R. Burritt
       Thomas W. Schneider, President and Chief          Chris R. Burritt, Director
       Executive Officer
       (Principal Executive Officer)
Date:  March 31, 2008                             Date:  March 31, 2008

By:    /s/ James A. Dowd                          By:    /s/ George P. Joyce
       James A. Dowd, Senior Vice President and          George P. Joyce, Director
       Chief Financial Officer
       (Principal Financial Officer)
Date:  March 31, 2008                             Date:  March 31, 2008

By:    /s/ Shelley Tafel                          By:    /s/ Corte J. Spencer
       Shelley Tafel                                     Corte J. Spencer, Director
       Vice President, Controller                 Date:  March 31, 2008
       (Principal Accounting Officer)
Date:  March 31, 2008                             By:    /s/ Lloyd Stemple
                                                         Lloyd Stemple, Director
By:    /s/ Bruce E. Manwaring                     Date:  March 31, 2008
       Bruce E. Manwaring, Director
Date:  March 31, 2008

By:    /s/ L. William Nelson, Jr.
       L. William Nelson, Jr. Director
Date:  March 31, 2008

By:    /s/ Steven W. Thomas
       Steven W. Thomas, Director
Date:  March 31, 2008

--------------------------------------------------------------------------------

EXHIBIT 21: SUBSIDIARIES OF THE COMPANY

Company                      Percent Owned
------------------------------------------
Pathfinder Bank (1)                100%
Pathfinder Statutory Trust         100%

(1) Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. 100% owned by Pathfinder Bank

EXHIBIT  23:  CONSENT  OF  BEARD  MILLER  COMPANY  LLP

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pathfinder  Bancorp,  Inc.
Oswego,  New  York

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated March 29, 2008, relating to the consolidated financial statements which appears in this Form 10-K.



                                      /s/  BEARD  MILLER COMPANY LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March  29,  2008

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 31, 2008             /s/  Thomas  W.  Schneider
                           Thomas  W.  Schneider
                           President  and  Chief  Executive  Officer
--------------------------------------------------------------------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 31, 2008          /s/  James  A.  Dowd
                        James  A.  Dowd
                        Senior  Vice  President  and  Chief  Financial  Officer

--------------------------------------------------------------------------------

EXHIBIT 32.1 SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2007 and that to the best of his knowledge:

1. the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The  purpose  of  this  statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

March 31, 2008          /s/  Thomas  W.  Schneider
                        Thomas  W.  Schneider
                        President  and  Chief  Executive  Officer

March 31, 2008          /s/  James  A.  Dowd
                        James  A.  Dowd
                        Senior  Vice  President  and  Chief  Financial  Officer
--------------------------------------------------------------------------------