Form 10-Q
period 2008-03-31
PATHFINDER BANCORP INC
filed 2008-05-15
CIK 1046188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         _____________________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending March 31, 2008

                                       OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _______ to _______

                       COMMISSION FILE NUMBER: 000-23601
                                               ---------

                            PATHFINDER BANCORP, INC.
                            ------------------------
              (Exact Name of Company as Specified in its Charter)

               FEDERAL                                16-1540137
----------------------------------------------------------------------------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
    Incorporation or Organization)

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

As of May 14, 2008, there were 2,971,019 shares issued and 2,483,732 shares outstanding of the Registrant's Common Stock.

                            PATHFINDER BANCORP, INC.
                                     INDEX



PART I   FINANCIAL INFORMATION                                          PAGE NO.

         Item 1.   Consolidated Financial Statements
                     Consolidated Statements of Condition                    3
                     Consolidated Statements of Income                       4
                     Consolidated Statements of Changes in
                       Shareholders' Equity                                  5
                     Consolidated Statements of Cash Flows                   6
                     Notes to Consolidated Financial Statements              7

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operation                   12

         Item 3.   Quantitative and Qualitative Disclosures About Market
                        Risk                                                19

         Item 4T.  Controls and Procedures                                  19

PART II  OTHER INFORMATION                                                  20

         Item 1.   Legal proceedings
         Item 1A.  Risk Factors
         Item 2.   Unregistered sales of equity securities and use
                        of proceeds
         Item 3.   Defaults upon senior securities
         Item 4.   Submission of matters to a vote of security holders
         Item 5.   Other information
         Item 6.   Exhibits


SIGNATURES                                                                  21

EXHIBITS                                                                    22

PART I FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                                                  PATHFINDER BANCORP, INC.
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                        (UNAUDITED)


                                                                                  MARCH 31, DECEMBER 31,
(In thousands, except share data)                                                     2008         2007
-------------------------------------------------------------------------------------------------------
ASSETS:
  Cash and due from banks                                                         $ 11,571     $  9,908
  Interest earning deposits                                                          3,476          305
-------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                               15,047       10,213
  Investment securities, at fair value                                              76,176       65,010
  Federal Home Loan Bank stock, at cost                                              1,943        2,128
  Loans                                                                            223,390      222,749
  Less: Allowance for loan losses                                                    1,851        1,703
      Loans receivable, net                                                        221,539      221,046
-------------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                        7,641        7,807
  Accrued interest receivable                                                        1,631        1,673
  Foreclosed real estate                                                               815          865
  Goodwill                                                                           3,840        3,840
  Bank owned life insurance                                                          6,504        6,437
  Other assets                                                                       2,009        1,672
-------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                             $337,145     $320,691
=======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
      Interest-bearing                                                            $246,610     $228,319
      Noninterest-bearing                                                           24,766       22,766
-------------------------------------------------------------------------------------------------------
         Total deposits                                                            271,376      251,085
  Short-term borrowings                                                              8,000       18,400
  Long-term borrowings                                                              26,310       20,010
  Junior subordinated debentures                                                     5,155        5,155
  Other liabilities                                                                  4,332        4,337
-------------------------------------------------------------------------------------------------------
         Total liabilities                                                         315,173      298,987
=======================================================================================================
  Shareholders' equity:
      Preferred stock, authorized shares 1,000,000; no shares issued or outstanding      -            -
      Common stock, par value $0.01; authorized 10,000,000 shares;  2,971,019 shares
         issued and 2,483,732 shares outstanding                                        30           30
      Additional paid-in-capital                                                     7,900        7,900
      Retained earnings                                                             21,763       21,734
      Accumulated other comprehensive loss                                          (1,219)      (1,458)
      Treasury stock, at cost; 487,287 shares                                       (6,502)      (6,502)
-------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                 21,972       21,704
-------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $337,145     $320,691
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                     PATHFINDER BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)


                                                                   FOR THE THREE     FOR THE THREE
                                                                    MONTHS ENDED      MONTHS ENDED
 (In thousands, except per share data)                            MARCH 31, 2008    MARCH 31, 2007
--------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
  Loans, including fees                                                $   3,638         $  3,413
  Debt securities:
    Taxable                                                                  680              638
    Tax-exempt                                                                23               44
  Dividends                                                                  115               81
  Federal funds sold and interest earning deposits                            44               93
--------------------------------------------------------------------------------------------------
         Total interest income                                             4,500            4,269
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                     1,599            1,730
  Interest on short-term borrowings                                          134                -
  Interest on long-term borrowings                                           355              413
--------------------------------------------------------------------------------------------------
         Total interest expense                                            2,088            2,143
--------------------------------------------------------------------------------------------------
            Net interest income                                            2,412            2,126
PROVISION FOR LOAN LOSSES                                                    145               50
--------------------------------------------------------------------------------------------------
            Net interest income after provision for loan losses            2,267            2,076
--------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
  Service charges on deposit accounts                                        379              328
  Earnings on value of bank owned life insurance                              67               56
  Loan servicing fees                                                         90               64
  Net losses on sales of investment securities                                 -               (3)
  Net gains (losses) on sales of loans and foreclosed real estate              6               (7)
  Debit card interchange fees                                                 66               48
  Other charges, commissions and fees                                         96              100
--------------------------------------------------------------------------------------------------
         Total noninterest income                                            704              586
--------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                           1,337            1,227
  Building occupancy                                                         346              318
  Data processing expenses                                                   309              342
  Professional and other services                                            219              237
  Amortization of intangible asset                                             -               56
  Other expenses                                                             314              278
--------------------------------------------------------------------------------------------------
         Total noninterest expense                                         2,525            2,458
--------------------------------------------------------------------------------------------------
Income before income taxes                                                   446              204
Provision for income taxes                                                   114               39
--------------------------------------------------------------------------------------------------
Net income                                                             $     332         $    165
==================================================================================================
Net income per share - basic                                           $    0.13         $   0.07
==================================================================================================
Net income per share - diluted                                         $    0.13         $   0.07
==================================================================================================
Dividends per share                                                    $  0.1025         $ 0.1025
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                  PATHFINDER BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
                                                         (UNAUDITED)


                                                                                                       Accumulated
                                                     Common Stock Issued       Additional                Other Com-
                                                     -------------------         Paid in   Retained      prehensive  Treasury
(In thousands, except share data)                       Shares     Amount        Capital   Earnings        Loss        Stock
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2008                              2,971,019    $    30      $  7,900    $ 21,734       $(1,458)   $(6,502)
  Cumulative effect of a change in accounting
    principle upon the change in defined
    employee benefit plans' measurement date
    under SFAS 158 (net of $8 tax expense)                                                      (48)           13

  Other comprehensive income, net of tax:
    Net income                                                                                  332
    Unrealized holding gains on securities
      available for sale (net of $150 tax expense)                                                            226

        Total Comprehensive income
  Dividends declared ($0.1025 per share)                                                       (255)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2008                              2,971,019    $    30      $  7,900    $ 21,763       $(1,219)   $(6,502)
=============================================================================================================================
Balance, January 1, 2007                             2,953,619    $    29      $  7,786    $ 21,307       $(1,770)   $(6,502)
  Comprehensive income:
    Net income                                                                                  165
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities
      available for sale (net of $40 tax expense)                                                              60

        Total Comprehensive Income
  Stock options exercised                               17,200          1           113
  Dividends declared ($0.1025 per share)                                                      (257)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2007                              2,970,819    $    30      $  7,899    $ 21,215       $(1,710)   $(6,502)
=============================================================================================================================


(In thousands, except share data)                      Total
------------------------------------------------------------
Balance, January 1, 2008                             $21,704
  Cumulative effect of a change in accounting
    principle upon the change in defined
    employee benefit plans' measurement date
    under SFAS 158 (net of $8 tax expense)              (35)
                                                      ------
  Other comprehensive income, net of tax:
    Net income                                          332
    Unrealized holding gains on securities
      available for sale (net of $150 tax expense)      226
                                                      -----
        Total Comprehensive income                      558
                                                      -----
  Dividends declared ($0.1025 per share)               (255)
------------------------------------------------------------
Balace, March 31, 2008                              $21,972
============================================================

Balance, January 1, 2007                            $20,850
  Comprehensive income:
    Net income                                          165
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities
      available for sale (net of $40 tax expense)        60
                                                      -----
        Total Comprehensive Income                      225
                                                      -----
  Stock options exercised                               114
  Dividends declared ($0.1025 per share)               (257)
------------------------------------------------------------
Balance, March 31, 2007                             $20,932
============================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                             PATHFINDER BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                   FOR THE THREE     FOR THE THREE
                                                                                    MONTHS ENDED      MONTHS ENDED
(In thousands)                                                                    MARCH 31, 2008    MARCH 31, 2007
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                             $    332           $   165
 Adjustments to reconcile net income to net cash used in operating activities:
   Provision for loan losses                                                                 145                50
   Proceeds from sale of loans                                                                 -               781
   Originations of loans held-for-sale                                                         -              (784)
   Realized (gains)/losses on sales of:
     Foreclosed real estate                                                                   (6)                4
     Loans                                                                                     -                 3
     Available-for-sale investment securities                                                  -                 3
   Depreciation                                                                              180               195
   Amortization of intangible asset                                                            -                56
   Amortization of deferred financing costs                                                    -                 8
   Amortization of mortgage servicing rights                                                   8                13
   Earnings on bank owned life insurance                                                     (67)              (56)
   Net amortization of premiums and discounts on investment securities                        21                29
   Decrease (increase) in interest receivable                                                 42               (38)
   Net change in other assets and liabilities                                               (698)             (532)
-------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                (43)             (103)
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Purchase of investment securities available-for-sale                                  (18,489)          (13,226)
   Net redemption of Federal Home Loan Bank stock                                            185               196
   Proceeds from maturities and principal reductions of investment
     securities available-for-sale                                                         7,679             1,600
   Proceeds from sale of real estate acquired through foreclosure                            168               102
   Net increase in loans                                                                    (750)           (1,547)
   Purchase of premises and equipment                                                        (14)             (141)
-------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                            (11,221)          (13,016)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts, saving accounts,
     money market deposit accounts, MMDA accounts, escrow deposits                        13,919            11,081
   Net increase in time deposits                                                           6,372             3,795
   Net repayments on short-term borrowings                                               (10,400)                -
   Payments on long-term borrowings                                                       (1,700)           (4,350)
   Proceeds from long-term borrowings                                                      8,000                 -
   Proceeds from junior subordinated debentures                                                -             5,155
   Proceeds from exercise of stock options                                                     -               114
   Cash dividends paid                                                                       (93)              (90)
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                         16,098            15,705
-------------------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                                               4,834             2,586
   Cash and cash equivalents at beginning of period                                       10,213            13,723
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                           $ 15,047          $ 16,309
===================================================================================================================
NON-CASH INVESTING ACTIVITY:
   Transfer of loans to foreclosed real estate                                          $    112          $      -

The accompanying notes are an integral part of the consolidated financial statements.

                            PATHFINDER BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for the two year period then ended. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2) EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2008 and 2007, using 2,483,732 and 2,481,572 weighted average common shares outstanding, respectively. Diluted earnings per share for the three months ended March 31, 2008 and 2007, have been computed using 2,488,927 and 2,490,053 weighted average common shares outstanding, respectively. Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3) PENSION AND POSTRETIREMENT BENEFITS

On January 1, 2008, the Company recorded a $48,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company's pension plan and post retirement benefit plan. In accordance with SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, measurement date provisions, plan assets and obligations are to be measured as of the employer's balance sheet date. The Company previously measured its pension plan as of October 1 of each year. As a result of the measurement date provisions, the Company decreased its pension plan asset with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic benefit plans cost for the three months ended March 31, is as follows:

-----------------------------------------------------
(In thousands)                           2008    2007
-----------------------------------------------------
Service cost                            $  54   $  50
Interest cost                              84      73
Expected return on plan assets           (112)    (98)
Amortization of net losses                 16      21
Amortization of transition obligation       5       5
------------------------------------------------------
Net periodic benefit cost               $  47   $  51
=====================================================

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expected to contribute $233,000 to its pension plan in 2008. For the three months ended March 31, 2008, $54,000 has been contributed to the plans.

(4) COMPREHENSIVE INCOME

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

The components of other comprehensive income and related tax effects for the three months ended March 31, are as follows:

----------------------------------------------------------------------------------
(In thousands)                                                        2008    2007
----------------------------------------------------------------------------------
 Unrealized holding gains on securities available for sale:
   Unrealized holding gains arising during the year                  $ 376   $  97
   Reclassification adjustment for losses included in net income         -       3
-----------------------------------------------------------------------------------
     Net unrealized gains on securities available for sale             376     100
 Tax effect                                                           (150)    (40)
-----------------------------------------------------------------------------------
 Other comprehensive income                                          $ 226   $  60
===================================================================================

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

<CAPTION
---------------------------------------------------------------------------------------
                                                             MARCH  31,    DECEMBER  31,
(In thousands)                                                    2008             2007
---------------------------------------------------------------------------------------
   Unrealized losses on securities available for sale
     (net of tax benefit 2008 - $291; 2007 - $441)            $  (436)         $  (662)
   Net pension losses and past service liability
     (net of tax benefit 2008 - $488; 2007 - $495)               (732)            (742)
   Net post-retirement losses and past service liability
     (net of tax benefit 2008 - $34; 2007 - $36)                  (51)             (54)
---------------------------------------------------------------------------------------
                                                              $(1,219)         $(1,458)
=======================================================================================

(5) GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $1.7 million of standby letters of credit as of March 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2008, for guarantees under standby letters of credit issued is not material.

(6) FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157") which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard became effective for the Company January 1, 2008, including interim periods. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to January 1, 2009. This delay relates to non-financial assets and liabilities that are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

     - Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets, that the entity has the ability to access as of the measurement date.

     - Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

     - Level 3 - Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities relationship to other benchmark quoted securities (Level 2).

Impaired loans: Impaired loans are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less its valuation allowance as determined under SFAS 114.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

                                                                         Fair Value Measurements, Using
                                                              -------------------------------------------------------
                                                                 Quoted Prices          Significant       Sigificant
                                                               In Active Markets      Other Observable   Unobservable
                                                              For Identical Assets         Inputs           Inputs
(In thousands)                              March 31, 2008          (Level 1)             (Level 2)        (Level 3)
----------------------------------------------------------------------------------------------------------------------
Assets:
Investment securities available-for-sale:   $    76,176              $   -                $ 76,176          $  -

Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive income, while gains and losses from sales are recognized as income.

Assets and liabilities measured at fair value on a nonrecurring basis, are summarized below:

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period. The following is a description of the valuation methodologies used for certain assets that are recorded at fair value as of March 31, 2008.

                                           Fair Value Measurements, Using
                                ----------------------------------------------------------
                                       Quoted Prices          Significant       Sigificant
                                     In Active Markets      Other Observable   Unobservable
                                    For Identical Assets         Inputs           Inputs
(In thousands)    March 31, 2008           (Level 1)            (Level 2)       (Level 3)
--------------------------------------------------------------------------------------------
Assets:
Impaired loans:       $ 1,748             $   -                  $   -           $ 1,748

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.9 million, with a valuation allowance of $152,000. There was no additional provision for loan losses resulting from this valuation during the period.

(7) NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, ("SFAS 159"). This standard permits an entity with an option to choose to measure selected financial assets and liabilities at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In December 2007, the FASB issued Statement No. 141 (R), Business Combinations. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company January 1, 2009. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

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

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company's financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS
161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Throughout Management's Discussion and Analysis ("MD&A") the term "the Company", refers to the consolidated entity of Pathfinder Bancorp, Inc. Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is not consolidated for reporting purposes. Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank. At March 31, 2008, Pathfinder Bancorp, M.H.C, the Company's mutual holding company parent, whose activities are not included in the MD&A, held 63.7% of the Company's outstanding common stock and the public held 36.3%.

The following discussion reviews the Company's financial condition at March 31, 2008 and the results of operations for the three months ended March 31, 2008 and March 31, 2007.

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

The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2007 Annual Report on Form 10-K ("the Consolidated Financial Statements"). Beginning with its 2007 Annual Report, the Company has elected to file its Exchange Act reports under the rules and regulations applicable to smaller reporting companies.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity.
Based on management's assessment, at March 31, 2008, the Company did not hold any security that had a fair value decline that is currently expected to be other than temporary. Consequently, any declines in a specific security's fair value below amortized cost have not been provided for in the consolidated income statement. The Company's ability to fully realize the value of its investment in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.

OVERVIEW

Net income was $332,000, or $0.13 per basic and diluted share, for the three months ended March 31, 2008, as compared to $165,000, or $0.07 per basic and diluted share, for the same period in 2007. During the first quarter of 2008, the Company continued its efforts toward transforming its more traditional thrift balance sheet with mostly residential loans as earning assets, toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, total commercial loans comprised 31.6% of the total gross loan portfolio for the quarter ended March 31, 2008.

On March 22, 2007, the Company entered into a junior subordinated debenture for $5.2 million, with interest adjustable quarterly at a 1.65% spread over the 3-month LIBOR. The Company used the proceeds from that issuance to retire its original junior subordinated debenture on June 27, 2007, at its first call date. The original obligation was for $5.2 million, adjustable quarterly at a spread of 3.45% over the 3-month LIBOR. The new issuance and retirement of the original junior subordinated debenture resulted in an approximate pre-tax savings of $29,000 to the Company in 2007. The new issuance and retirement of the original junior subordinated debenture will result in an approximate pre-tax annual savings of $90,000 to the Company during 2008.

Short-term borrowings decreased $10.4 million, or 57%, when compared to December 31, 2007. Long-term borrowings increased $6.3 million, or 32%, when compared to December 31, 2007.

RESULTS  OF  OPERATIONS

The return on average assets and return on average shareholders' equity were 0.40% and 5.94%, respectively, for the three months ended March 31, 2008, compared with 0.21% and 3.13%, respectively, for the three months ended March 31, 2007. During the first quarter of 2008, when compared to the first quarter of 2007, net interest income increased $286,000 and core noninterest income increased $102,000. These increases were offset by increased provisions for loan losses and noninterest expenses of $95,000 and $67,000, respectively.

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

Net interest income, on a tax-equivalent basis increased to $2.5 million for the three months ended March 31, 2008, from $2.2 million for the three months ended March 31, 2007. The Company's net interest margin for the first quarter of 2008 increased to 3.21% from 3.02% when compared to the same quarter in 2007. Recent reductions in short-term interest rates have resulted in a positively sloped yield curve. Significant reductions in the Company's cost of funds, combined with efforts to maintain the current levels of earning asset yields have resulted in an expansion of the Company's net interest margin. The increase in net interest income is attributable to a decrease of 28 basis points in the average cost of interest bearing liabilities, and was offset by a decrease of 10 basis points in the average yield earned on earning assets. Average interest-earning assets increased 7% to $305.8 million at March 31, 2008, as compared to $284.6 million at March 31, 2007. The increase in average earning assets is primarily attributable to an $18.6 million increase in loans receivable, a $1.5 million increase in average investment securities and a $1.0 million increase in interest earning deposits. Average interest-bearing liabilities increased $17.6 million to $282.9 million from $265.3 million at March 31, 2007. The increase in the average balance of interest-bearing liabilities resulted primarily from a $10.4 million increase in borrowings and a $7.3 million increase in average deposits.

INTEREST  INCOME

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2008, increased $245,000, or 6%, to $4.5 million from $4.3 million for the quarter ended March 31, 2007.

The average balance of loans increased $18.6 million to $223.5 million, with yields decreasing 14 basis points to 6.55% for the first quarter of 2008. Average residential real estate loans increased $8.4 million, or 7%, and experienced an increase in the average yield to 5.85% from 5.77% in the comparable quarter of 2007. Average commercial real estate loans increased $4.7 million, while the average yield on those loans decreased slightly to 7.58% from 7.60% from the year earlier period. Average commercial loans remained consistent at $21.5 million and experienced a decrease in the average yield of 143 basis points, to 7.11% for the quarter ended March 31, 2008, from 8.54%, in the quarter ended March 31, 2007. The decrease in the average yield on commercial loans was primarily the result of new commercial loan origination activity taking place at yields lower than the average yield on the existing commercial loan portfolio. Average consumer loans increased $4.8 million, or 23%, while the average yield decreased by 62 basis points. The Company's municipal loan portfolio increased $630,000, or 23%, when comparing the first quarter of 2008 to the same period in 2007. The average tax equivalent yield on the municipal loan portfolio increased to 6.94% in the first quarter of 2008 from 6.35% for the same period in 2007.

Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2008, increased by $1.5 million, with an increase in tax-equivalent interest income from investments of $60,000, or 8%, when compared to the first quarter of 2007. The average tax-equivalent yield of the portfolio increased 24 basis points, to 4.52% from 4.28%. The increase in average investment securities was primarily due to the purchase of $8.0 million of mortgage-backed securities that were acquired with excess liquidity resulting from retail deposit growth outpacing loan portfolio growth during the first quarter. The security activity was also a result of a pre-funding strategy whereby securities were acquired in advance of significant scheduled maturity activity anticipated over the next 9 to 12 months. These purchases were offset by the scheduled maturity of short-term investments that were acquired during the first quarter of 2007 in connection with the collateralization of increasing municipal deposit levels.

INTEREST  EXPENSE

Total interest expense decreased $55,000 for the three months ended March 31, 2008, compared to the same quarter in 2007, as the cost of funds decreased 28 basis points to 2.95% in 2008 from 3.23% in 2007. Average money management accounts decreased $2.1 million, combined with a 15 basis point reduction in the cost of funds. This decrease was offset by an increase in the average balance of NOW accounts to $22.9 million from $21.5 million in 2007. Additionally, the average balance of money market demand accounts increased to $33.1 million at March 31, 2008 from $25.0 million at March 31, 2007 and was offset by a decrease in the cost of funds to 2.61% from 4.17%. Interest expense on borrowings increased by $76,000, or 18%, from the prior period as a result of a $10.8 million increase in the average balance of borrowed funds, offset by a 258 basis point decrease in the cost of funds on the junior subordinated debenture that resulted from a reduction in its index rate which is based on 3-month LIBOR, combined with a reduction in the spread to the index, 1.65% compared to 3.45%, that occurred with the new issuance and retirement of the original subordinated debentures during March 2007.

PROVISION  FOR  LOAN  LOSSES

Provision for loan losses for the quarter ended March 31, 2008 increased $95,000 from the same period in 2007. The increased provision is reflective of a growing loan portfolio and one more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions. The Company's ratio of allowance for loan losses to period end loans increased to 0.83% at March 31, 2008 as compared to 0.76% at December 31, 2007. Nonperforming loans to period end loans increased to 0.96% at March 31, 2008 from 0.71% at December 31, 2007. The increase in total non-performing loans is primarily the result of delinquencies of three commercial loan relationships. Management believes that the existing reserves provided on these loans are sufficient to cover any anticipated losses.

NONINTEREST  INCOME

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

                                                                   THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------------------------------------
(In thousands)                                                       2008    2007     CHANGE
----------------------------------------------------------------------------------------------------
 Service charges on deposit accounts                              $   379   $ 328    $   51     15.5%
 Earnings on bank owned life insurance                                 67      56        11     19.6%
 Loan servicing fees                                                   90      64        26     40.6%
 Debit card interchange fees                                           66      48        18     37.5%
 Other charges, commissions and fees                                   96     100        (4)    -4.0%
----------------------------------------------------------------------------------------------------
 Core noninterest income                                              698     596       102     17.1%
 Net losses on sales of investment securities                           -      (3)        3   -100.0%
 Net gains (losses) on sale of loans and foreclosed real estate         6      (7)       13   -185.7%
----------------------------------------------------------------------------------------------------
 Total noninterest income                                         $   704   $ 586   $   118     20.1%
====================================================================================================

For the three months ended March 31, 2008, core noninterest income increased $102,000, or 17%, when compared with the three months ended March 31, 2007. The increase in service charges on deposit accounts was primarily attributable to an increase in the number of deposit accounts. The increase in loan servicing fees was primarily due to an increase in commercial and mortgage loan late charges, combined with a reduction in the amortization of capitalized mortgage servicing rights. The increase in debit card fees was primarily due to an increase in issued Visa Debit cards and an increase in the usage from the existing customer base. The decrease in other charges, commissions and fees was primarily due to a decrease in internal investment services activity and related revenue, and was offset by increased fees associated with ATM usage. The increase in net gains/(losses) on sale of loans and foreclosed real estate was due to the gain recognized on the sale of one foreclosed property during the first quarter of 2008.

NONINTEREST  EXPENSE

The following table sets forth certain information on noninterest expense for the quarters indicated:

                                    THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------
(In thousands)                          2008    2007        CHANGE
-----------------------------------------------------------------------
 Salaries and employee benefits      $  1,337  $1,227  $   110      9.0%
 Building occupancy                       346     318       28      8.8%
 Data processing                          309     342      (33)    -9.6%
 Professional and other services          219     237      (18)    -7.6%
 Amortization of intangible assets          -      56      (56)  -100.0%
 Other expenses                           314     278       36     12.9%
-----------------------------------------------------------------------
 Total noninterest expenses          $  2,525  $2,458  $    67      2.7%
=======================================================================

Total noninterest expense increased $67,000 for the three months ended March 31, 2008 when compared to the same period for 2007, respectively. The increase in salaries and employee benefits was primarily due to normal merit increases and incentive based compensation costs. The increase in building occupancy expenses was primarily due to increases in property taxes, communication charges and ATM maintenance. A $36,000 increase in other expenses was primarily the result of higher costs associated with foreclosed real estate properties as the number of properties increased to eight from five in the comparable quarter of 2007. Additionally, audits and exams expense increased as a result of year-end external audit travel related expenses. Offsetting these increases were reductions of $56,000 in amortization expense as the core deposit intangibles became fully amortized in October 2007. Data processing expenses were $33,000 lower than the comparable quarter of 2007 as a result of lower depreciation and maintenance costs on equipment. An $18,000 reduction in professional and other services was primarily due to consulting charges for the SOX 404 review process being lower in the first quarter of 2008 when compared to the first quarter of 2007. The reduction in SOX 404 compliance costs was partially offset by increased legal fees and investment management expenses.

INCOME  TAX  EXPENSE

Income taxes increased $75,000 for the quarter ended March 31, 2008, as compared to the same period in 2007. The effective tax rate was 25.6% and 19.1% for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase in income tax expense and effective tax rate in 2008 in comparison to 2007, resulted from a higher pretax income of $242,000, combined with a reduction of income earned on tax-exempt investment securities. The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

CHANGES  IN  FINANCIAL  CONDITION

ASSETS

Total assets increased approximately $16.5 million, or 5%, to $337.1 million at March 31, 2008, from $320.7 million at December 31, 2007. The increase in total assets was primarily the result of an increase of $11.0 million, or 16%, in investment securities, a $4.8 million increase in cash and cash equivalents and a $493,000 increase in net loans receivable. Investment securities portfolio growth is being driven by purchases of mortgage-backed securities, corporate bonds and a $2.0 million certificate of deposit invested with a large money center financial institution. The loan portfolio increase primarily reflects small business commercial loan originations. The Company continues to transform its traditional thrift balance sheet toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. The increase in cash and cash equivalents was primarily the result of interest earning deposits held at the Federal Home Loan Bank and higher end of month balances at correspondent bank accounts and in process accounts.

The Company presently holds in its investment portfolio a $3.7 million investment purchased initially in 1993, with dividends being reinvested annually, in a no-load mutual fund which invests primarily in mortgage-related instruments. The fund holds mortgage-backed bonds and securities issued by government-sponsored mortgage entities and by private companies. The underlying assets are comprised of variable rate, adjustable rate and fixed-rate residential mortgage and home equity loans, but do not include any sub-prime loans. As a result of the recent problems in the real estate and mortgage securities markets, the value of the fund has declined and, accordingly, the current fair value of the Company's investment in the fund has declined below its cost basis by approximately $139,000, or 4%, as of March 31, 2008. Management is currently considering various options with respect to this investment. It is possible that the Company will recognize a loss on this investment absent improvement in the real estate and mortgage securities markets, as a result of the sale of the investment or in connection with a write-down of the value of the investment if we determine that the investment is other than temporarily impaired.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating these types of investments or loans.

LIABILITIES

Total liabilities increased $16.2 million, or 5%, to $315.2 million at March 31, 2008, from $299.0 million at December 31, 2007. Deposits increased $20.3 million, or 8%, and long-term borrowings increased $6.3 million. These increases were offset by a reduction in short-term borrowings of $10.4 million, or 57%. The increase in deposits was the result of an increase of $10.9 million in municipal customer deposits, combined with an $8.7 million increase in retail deposits. The municipal deposit increase was driven by the receipt of tax revenues by our municipal customers. The increase in retail deposits was the direct result of the sale of one commercial customer's business where the net proceeds were deposited into the Company.

LOAN  AND  ASSET  QUALITY  AND  ALLOWANCE  FOR  LOAN  LOSSES

The following table represents information concerning the aggregate amount of nonperforming assets:


                                              MARCH 31,   DECEMBER 31,
(Dollars in thousands)                            2008           2007
----------------------------------------------------------------------
Nonaccrual loans:
  Commercial real estate and commercial          $  1,267       $  521
  Consumer                                            186          150
  Residential real estate                             682          920
----------------------------------------------------------------------
Total nonaccrual loans                           $  2,135       $1,591
----------------------------------------------------------------------
  Total non-performing loans                     $  2,135       $1,591
Foreclosed real estate                           $    815       $  865
----------------------------------------------------------------------
  Total non-performing assets                    $  2,950       $2,456
======================================================================
Non-performing loans to total loans                  0.96%        0.71%
======================================================================
Non-performing assets to total assets                0.87%        0.77%
======================================================================

Total nonperforming loans increased 34% at March 31, 2008, when compared to December 31, 2007. The increase in nonperforming loans was primarily the result of the nonperforming status of three commercial loan relationships. Management believes that the underlying collateral and associated guarantees, combined with the existing reserves provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at March 31, 2008 and December 31, 2007 was $1.9 million and $1.7 million, or 0.83% and 0.76% of period end loans, respectively.

CAPITAL

Shareholders' equity at March 31, 2008, was $22.0 million as compared to $21.7 million at December 31, 2007. The Company added $332,000 to retained earnings through net income, which was partially offset by cash dividends declared of $255,000 and the $35,000 cumulative effect adjustment to reflect the change in measurement date under SFAS 158. In addition, shareholders' equity increased by $226,000 due to unrealized holding gains on securities available for sale, net of tax. The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, accepted the aggregate cash dividend of $162,000 for the quarter ended March 31, 2008, payable in April 2008.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy. Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics. The Company's goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards. At March 31, 2008, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a "well-capitalized" institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities available to it. The combined aggregate amount of credit available in connection with its existing facilities is approximately $75.0 million at March 31, 2008.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. As of March 31, 2008, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information relating to this item.

ITEM 4T  - CONTROLS AND PROCEDURES

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

PART  II  -  OTHER  INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 1A - RISK FACTORS

A smaller reporting company is not required to provide the information relating to this item.

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

     PATHFINDER BANCORP, INC.


May 15, 2008             /s/ Thomas W. Schneider
------------             -----------------------
Date:                    Thomas W. Schneider
                         President and Chief Executive Officer

May 15, 2008             /s/ James A. Dowd
------------             ----------------
Date:                    James A. Dowd
                         Senior Vice President and Chief Financial Officer

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


May 15, 2008       /s/  Thomas  W.  Schneider
                   --------------------------
                   Thomas  W.  Schneider
                   President  and  Chief  Executive  Officer

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


May 15, 2008       /s/  James  A.  Dowd
                   --------------------
                   James  A.  Dowd
                   Senior  Vice  President  and  Chief  Financial  Officer

EXHIBIT 32.1 SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2008 and that to the best of his knowledge:

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

May 15, 2008     /s/  Thomas  W.  Schneider
                 --------------------------
                 Thomas  W.  Schneider
                 President  and  Chief  Executive  Officer

May 15, 2008     /s/  James  A.  Dowd
                 --------------------
                 James  A.  Dowd
                 Senior  Vice  President  and  Chief  Financial  Officer