Form 10-Q
period 2008-06-30
PATHFINDER BANCORP INC
filed 2008-08-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending June 30, 2008

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

Commission File Number: 000-23601

PATHFINDER BANCORP, INC.
(Exact Name of Company as Specified in its Charter)

FEDERAL	16-1540137
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

214 West First Street, Oswego, NY 13126
(Address of Principal Executive Office) (Zip Code)

(315) 343-0057
(Issuer's Telephone Number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer*                           Accelerated filer*                             Non-accelerated filer*                         Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

As of August 12, 2008, there were 2,971,519 shares issued and 2,484,232 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24

PART II - OTHER INFORMATION		25
Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		27

EXHIBITS		28

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)
	June 30,	December 31,
(In thousands, except share data)	2008	2007

ASSETS:
Cash and due from banks	$10,372	$9,908
Interest earning deposits	319	305
Total cash and cash equivalents	10,691	10,213
Investment securities, at fair value	79,113	65,010
Federal Home Loan Bank stock, at cost	2,387	2,128
Loans	232,951	222,749
Less: Allowance for loan losses	1,987	1,703
Loans receivable, net	230,964	221,046

Premises and equipment, net	7,543	7,807
Accrued interest receivable	1,722	1,673
Foreclosed real estate	655	865
Goodwill	3,840	3,840
Bank owned life insurance	6,560	6,437
Other assets	2,829	1,672
Total assets	$346,304	$320,691

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$238,787	$228,319
Noninterest-bearing	28,042	22,766
Total deposits	266,829	251,085
Short-term borrowings	7,970	18,400
Long-term borrowings	40,400	20,010
Junior subordinated debentures	5,155	5,155
Other liabilities	4,803	4,337
Total liabilities	325,157	298,987

Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $0.01; authorized 10,000,000 shares;
2,971,019 and 2,483,732 shares issued and outstanding, respectively	30	30
Additional paid in capital	7,900	7,900
Retained earnings	21,970	21,734
Accumulated other comprehensive loss	(2,251)	(1,458)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	21,147	21,704
Total liabilities and shareholders' equity	$346,304	$320,691

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2008	June 30, 2007

Interest and dividend income:
Loans, including fees	$3,550	$3,434
Debt securities:
Taxable	775	676
Tax-exempt	59	42
Dividends	112	85
Federal funds sold and interest earning deposits	10	100
Total interest income	4,506	4,337

Interest expense:
Interest on deposits	1,413	1,751
Interest on short-term borrowings	92	12
Interest on long-term borrowings	364	451
Total interest expense	1,869	2,214

Net interest income	2,637	2,123
Provision for loan losses	135	75
Net interest income after provision for loan losses	2,502	2,048

Noninterest income:
Service charges on deposit accounts	355	366
Earnings on bank owned life insurance	56	57
Loan servicing fees	61	81
Net losses on sales and impairment of investment securities	(342)	-
Net gains on sales of loans and foreclosed real estate	-	7
Debit card interchange fees	70	68
Other charges, commissions & fees	111	103
Total noninterest income	311	682

Noninterest expense:
Salaries and employee benefits	1,242	1,274
Building occupancy	332	312
Data processing expenses	330	352
Professional and other services	203	226
Amortization of intangible asset	-	55
Other expenses	314	308
Total noninterest expenses	2,421	2,527

Income before income taxes	392	203
Provision for income taxes	92	37
Net income	$300	$166

Net income per share - basic	$0.12	$0.07
Net income per share - diluted	$0.12	$0.07
Dividends per share	$0.1025	$0.1025

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2008	June 30, 2007

Interest and dividend income:
Loans, including fees	$7,188	$6,847
Debt securities:
Taxable	1,455	1,314
Tax-exempt	82	86
Dividends	227	166
Federal funds sold and interest earning deposits	54	193
Total interest income	9,006	8,606

Interest expense:
Interest on deposits	3,012	3,481
Interest on short-term borrowings	226	12
Interest on long-term borrowings	719	864
Total interest expense	3,957	4,357

Net interest income	5,049	4,249
Provision for loan losses	280	125
Net interest income after provision for loan losses	4,769	4,124

Noninterest income:
Service charges on deposit accounts	734	694
Earnings on bank owned life insurance	123	113
Loan servicing fees	151	145
Net losses on sales and impairment of investment securities	(342)	(3)
Net gains on sales of loans and foreclosed real estate	6	-
Debit card interchange fees	136	116
Other charges, commissions & fees	207	203
Total noninterest income	1,015	1,268

Noninterest expense:
Salaries and employee benefits	2,579	2,501
Building occupancy	678	630
Data processing expenses	639	694
Professional and other services	422	463
Amortization of intangible asset	-	111
Other expenses	628	586
Total noninterest expenses	4,946	4,985

Income before income taxes	838	407
Provision for income taxes	206	76
Net income	$632	$331

Net income per share - basic	$0.25	$0.13
Net income per share - diluted	$0.25	$0.13
Dividends per share	$0.205	$0.205

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(Unaudited)

					Accumulated
	Common	Common	Additional		Other Com-
	Stock	Stock	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2008	2,971,019	$30	$7,900	$21,734	$(1,458)	$(6,502)	$21,704
Cumulative effect of a change in accounting
principle upon the change in defined
employee benefit plans' measurement date
under SFAS 158 (net of $8 tax expense)				(48)	13		(35)
Comprehensive loss:
Net income				632			632
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities
available for sale (net of $654 tax benefit)					(831)		(831)
Retirement plan gains and losses and past
service liability not recognized in plan
expenses (net of $17 tax expense)					25		25
Total Comprehensive loss							(174)
Dividends declared ($0.2050 per share)				(348)			(348)
Balance, June 30, 2008	2,971,019	$30	$7,900	$21,970	$(2,251)	$(6,502)	$21,147

Balance, January 1, 2007	2,953,619	$29	$7,786	$21,307	$(1,770)	$(6,502)	$20,850
Comprehensive income:
Net income				331			331
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available for sale (net of $122 tax benefit)					(184)		(184)
Total Comprehensive income							147
Stock options exercised	17,200	1	113				114
Dividends declared ($0.2050 per share)				(350)			(350)
Balance, June 30, 2007	2,970,819	$30	$7,899	$21,288	$(1,954)	$(6,502)	$20,761

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six	For the six
	months ended	months ended
	June 30,	June 30,
(In thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$632	$331
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	280	125
Proceeds from sales of loans	-	3,000
Originations of loans held-for-sale	-	(3,006)
Realized losses (gains) on sales of:
Foreclosed real estate	(6)	(6)
Loans	-	6
Available-for-sale investment securities	-	3
Impairment write-down on available-for-sale securities	342	-
Depreciation	358	380
Amortization of intangible asset	-	111
Amortization of deferred financing costs	-	15
Amortization of mortgage servicing rights	17	26
Earnings on bank owned life insurance	(123)	(113)
Net amortization of premiums and discounts on investment securities	62	49
Increase in accrued interest receivable	(49)	(65)
Net change in other assets and liabilities	(152)	(241)
Net cash provided by operating activities	1,361	615

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(29,683)	(13,270)
Net (purchases) redemption of Federal Home Loan Bank stock	(259)	261
Proceeds from maturities and principal reductions of
investment securities available-for-sale	12,808	5,927
Proceeds from sale of:
Available-for-sale investment securities	984	-
Real estate acquired through foreclosure	315	132
Premises and equipment	-	33
Net increase in loans	(10,310)	(2,686)
Purchase of premises and equipment	(94)	(401)
Net cash used in investing activities	(26,239)	(10,004)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts,
savings accounts, money market deposit accounts, MMDA
accounts and escrow deposits	8,920	4,322
Net increase in time deposits	6,824	4,918
Net (repayments on) proceeds from short-term borrowings	(10,430)	3,400
Payments on long-term borrowings	(3,610)	(10,350)
Proceeds from long-term borrowings	24,000	1,000
Proceeds from trust preferred obligation	-	5,155
Payments on trust preferred obligation	-	(5,155)
Proceeds from exercise of stock options	-	114
Cash dividends paid	(348)	(350)
Net cash provided by financing activities	25,356	3,054

Increase (decrease) in cash and cash equivalents	478	(6,335)
Cash and cash equivalents at beginning of period	10,213	13,723
Cash and cash equivalents at end of period	$10,691	$7,388

NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	112	109

The accompanying notes are an integral part of the unaudited consolidated financial statements

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

Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2) Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2008 and 2007, using 2,483,732 and 2,483,532 weighted average common shares outstanding for the three month period and 2,483,732 and 2,482,557 for the six months ended, respectively.  Diluted earnings per share for the three months and six months ended June 30, 2008 and 2007, have been computed using 2,486,197 and 2,490,116 for the three month period and 2,487,562 and 2,490,085 for the six months ended, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

(3) Pension and Postretirement Benefits

On January 1, 2008, the Company recorded a $48,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan and post retirement benefit plan.  In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, measurement date provisions, plan assets and obligations are to be measured as of the employer’s balance sheet date.  The Company previously measured its pension and postretirement plans as of October 1 of each year.  As a result of the measurement date provisions, the Company decreased its retirement plan assets with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic pension plan costs for the three months and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2008	2007	2008	2007

Service cost	$54	$49	$107	$98
Interest cost	79	68	158	136
Expected return on plan assets	(112)	(98)	(223)	(196)
Amortization of net losses	16	22	33	44
Net periodic benefit cost	$37	$41	$75	$82

The composition of net periodic postretirement plan costs for the three months and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2008	2007	2008	2007

Service cost	$1	$1	$1	$1
Interest cost	5	5	10	10
Amortization of transition obligation	5	5	10	10
Net periodic benefit cost	$11	$11	$21	$21

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expects to contribute $233,000 to its plans in 2008.  As of June 30, 2008,  $108,000 has been contributed to the plans.

(4) Comprehensive Income

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and gains and losses, prior service costs and transition assets or obligations for defined benefit pension and post-retirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30, are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2008	2007	2008	2007
Unrealized holding losses on securities available for sale:
Unrealized holding losses arising during the year	$(2,102)	$(406)	$(1,726)	$(309)
Reclassification adjustment for losses included in net income	342	-	342	3
Net unrealized losses on securities available for sale	(1,760)	(406)	(1,384)	(306)
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans'
net loss and prior service liability recognized in net
periodic expense	42	-	42	-
Net change in defined benefit plan assets	42	-	42	-
Other comprehensive loss before tax	(1,718)	(406)	(1,342)	(306)
Tax effect	686	162	536	122
Other comprehensive loss	$(1,032)	$(244)	$(806)	$(184)

The components of accumulated other comprehensive loss and related tax effects as of the dates indicated are as follows:

	June 30,	December 31,
(In thousands)	2008	2007
Unrealized losses on securities available for sale (net of tax
benefit 2008 - $995; 2007 - $441)	$(1,492)	$(662)
Net pension losses and past service liability (net of tax
benefit 2008 - $475; 2007 - $495)	(713)	(742)
Net post-retirement losses and past service liability (net of tax
benefit 2008 - $31; 2007 - $36)	(46)	(54)
	$(2,251)	$(1,458)

(5) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.7 million of standby letters of credit as of June 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of June 30, 2008, for guarantees under standby letters of credit issued is not material.

(6) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.   The standard became effective for the Company January 1, 2008, including interim periods.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to January 1, 2009.  This delay relates to non-financial assets and liabilities that are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets, that the entity has the ability to access as of the measurement date.

·
Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

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

Impaired loans: Impaired loans are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of loan balances less their valuation allowances as determined under SFAS 114.

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

Fair Value Measurements, Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available for sale:	$79,113	$ -	$79,113	$ -

Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive loss, while gains and losses from sales are recognized as income.

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.

Assets and liabilities measured at fair value on a nonrecurring basis, are summarized below:

Fair Value Measurements, Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:	$1,983	$ -	$ -	$1,983

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.1 million, with a valuation allowance of $129,000.  There was no additional provision for loan losses resulting from this valuation during the period.

(7) New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, (SFAS 159). This standard permits an entity with an option to choose to measure selected financial assets and liabilities at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS 159 is effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In December 2007, the FASB issued Statement No. 141 (R), Business Combinations (SFAS 141R). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the Company January 1, 2009. This pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the Company January 1, 2009.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162).  The purpose of SFAS 162 is to improve financial reporting by providing a consistent framework for determining what accounting principles should be applied when preparing GAAP financial statements.  The FASB believes that issuing the GAAP hierarchy as a FASB standard, recategorizing the existing GAAP hierarchy into two levels of accounting literature (authoritative and non-authoritative), and elevating the conceptual framework within the GAAP hierarchy are key objectives of achieving the FASB’s goal of improving the quality of accounting standards and the standard-setting process.  SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411.  The Company’s adoption of SFAS 162 is not expected to have a material impact on its consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect this pronouncement will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is not permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company does not expect this pronouncement will have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an entity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect this pronouncement will have a material impact on its consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank.  At June 30, 2008, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 63.7% of the Company’s outstanding common stock and the public held 36.3%.

The following discussion reviews the Company's financial condition at June 30, 2008 and the results of operations for the three months and six months ended June 30, 2008 and June 30, 2007.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage loans, investment securities and other loans, and its cost of funds consisting of interest accrued on deposits and borrowed funds.  The Company's net income is also affected by its provision for loan losses, as well as by the amount of other income, including income from fees and service charges on deposit accounts, net gains and losses on sales and the impairment of securities, loans and foreclosed real estate, and other expenses such as salaries and employee benefits, building occupancy and equipment costs, data processing and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.  In particular, the general level of market interest rates which tend to be highly cyclical have a significant impact on our earnings.

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

These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of investment securities for other than temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity, except for security impairment losses which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the security portfolio for other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Based on management's assessment at June 30, 2008, the Company held a position in a mutual fund whose fair value decline was expected to be other than temporary.  As a result of this determination, an other-than-temporary impairment charge of $342,000, relating to the Company’s holdings in the fund, was recorded.  The fund’s value decline is a result of both weakness in the trading market of the underlying securities and a deterioration in the credit quality of a portion of the funds underlying private label mortgage-backed security holdings. The Company’s ability to reduce its investment position in the fund is limited by the fund’s redemption policy.  In particular, the fund currently is limiting cash redemptions to $250,000 every 90 days, with any redemptions in excess of $250,000 paid by transferring underlying assets held by the fund. The Company has received its initial $250,000 cash redemption and currently expects, subject to market conditions, to request further cash redemptions when allowed in future quarters.  At June 30, 2008, the total carrying value of the Company’s remaining investment in the fund is approximately $3,073,000.

Overview

Net income was $300,000, or $0.12 per basic and diluted share, for the three months ended June 30, 2008, as compared to $166,000, or $0.07 per basic and diluted share, for the same period in 2007.  For the six months ended June 30, 2008, the Company reported net income of $632,000, or $0.25 per basic and diluted share as compared to $331,000, or $0.13 per basic and diluted share for the same period in 2007.  During the second quarter of 2008, the Company continued its efforts toward transforming its more traditional thrift balance sheet with mostly residential loans as earning assets, toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. On an average balance basis, total commercial loans comprised 31.0% of the total gross loan portfolio for the quarter ended June 30, 2008.

On March 22, 2007, the Company entered into a junior subordinated debenture for $5.2 million, with interest adjustable quarterly at a 1.65% spread over the 3-month LIBOR.  The Company used the proceeds from that issuance to retire its original junior subordinated debenture on June 27, 2007, at its first call date.  The original obligation was for $5.2 million, adjustable quarterly at a spread of 3.45% over the 3-month LIBOR.  The new issuance and retirement of the original junior subordinated debenture will result in an approximate pre-tax savings of $90,000 to the Company during 2008.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.35% and 5.41%, respectively, for the three months ended June 30, 2008, compared with 0.21% and 3.15%, respectively, for the three months ended June 30, 2007.  During the second quarter of 2008, when compared to the second quarter of 2007, net interest income increased $514,000, partially offset by a decrease in core noninterest income of $22,000.  The increase in net interest income was further offset by an increased provision for loan losses of $60,000 and an impairment charge of $342,000 on an available-for-sale security.  Noninterest expenses decreased $106,000.  The Company benefited from a steepening of the yield curve during 2008.  This was in contrast to the flat and inverted yield curve that characterized the interest rate environment in 2006 and most of 2007.

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

Net interest income, on a tax-equivalent basis, increased to $2.7 million for the three months ended June 30, 2008, from $2.1 million for the three months ended June 30, 2007.  The Company's net interest margin for the second quarter of 2008 increased to 3.41% from 2.99% when compared to the same quarter in 2007.  Recent actions by the Federal Reserve to decrease short-term interest rates have resulted in a positively sloped yield curve.  Consequently, the Company’s cost of funds in 2008 were lower than in 2007.  This, combined with efforts to maintain the current levels of earning asset yields, has resulted in an expansion of the Company’s net interest margin. The increase in net interest income reflects a decrease of 74 basis points in the average cost of interest bearing liabilities, which was only partially offset by a decrease of 29 basis points in the average yield earned on earning assets for the three-month period ended June 30, 2008 as compared to the same period in 2007.  Average interest-earning assets increased 9% to $313.3 million for the three months ended June 30, 2008, as compared to $286.6 million for the three months ended June 30, 2007.  The increase in average earning assets is primarily attributable to a $23.1 million increase in loans receivable, an $8.1 million increase in average investment securities and a $4.5 million decrease in interest earning deposits.  Average interest-bearing liabilities increased $22.2 million to $287.6 million from $265.4 million at June 30, 2007. The increase in the average balance of interest-bearing liabilities resulted primarily from a $12.5 million increase in borrowings and a $9.7 million increase in average deposits.

For the six months ended June 30, 2008, net interest income, on a tax-equivalent basis, increased to $5.1 million from $4.3 million for the six months ended June 30, 2007.  Net interest margin increased 31 basis points, to 3.31% at June 30, 2008 from 3.00% at June 30, 2007. Average interest-earning assets increased 8% to $309.5 million for the six months ended June 30, 2008 as compared to $285.9 million for the six months ended June 30, 2007, and the yield on interest-earning assets decreased 19 basis points to 5.87% from 6.06% for the comparable period.   The increase in average interest-earning assets was primarily attributable to a $20.9 million increase in loans receivable and a $4.8 million increase in investment securities, partially offset by a $2.1 million decrease in interest earning deposits.  Average interest-bearing liabilities increased $20 million but the cost of funds decreased 51 basis points to 2.77% for the six months ended June 30, 2008, from 3.28% for the same period in 2007.  The increase in the average balance of interest-bearing liabilities resulted primarily from an $11.5 million, or 36.7%, increase in borrowings and an $8.5 million, or 3.6%, increase in average deposits.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2008, increased $175,000, or 4%, to $4.5 million from $4.4 million for the quarter ended June 30, 2007.

The average balance of loans increased $23.1 million to $226.3 million, with average yields decreasing 49 basis points to 6.29% during the second quarter of 2008.  Average residential real estate loans increased $11.7 million, or 10%, and experienced a decrease in the average yield to 5.70% from 5.81% in the comparable quarter of 2007.   Average commercial real estate loans increased $3.9 million, while the average yield on those loans decreased to 7.45% from 7.89% from the period a year earlier. Average commercial loans increased $4.9 million and experienced a decrease in the average yield of 235 basis points, to 6.07% for the quarter ended June 30, 2008, from 8.42%, in the quarter ended June 30, 2007. The decrease in the average yield on commercial loans was the result of new commercial loan origination activity taking place at lower yields, variable rate loans pricing downwards, and the reversal of interest due on nonperforming commercial loans during the second quarter of 2008. Average consumer loans increased $3.6 million, or 16%, while the average yield decreased by 111 basis points. The Company's municipal loan portfolio decreased $1 million, or 35%, when comparing the second quarter of 2008 to the same period in 2007.  The average tax equivalent yield on the municipal loan portfolio increased to 6.83% in the second quarter of 2008 from 6.18% for the same period in 2007.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2008, increased by $8.1 million, with an increase in tax-equivalent interest income from investments of $150,000, or 18.3%, when compared to the second quarter of 2007.  The average tax-equivalent yield of the portfolio increased 30 basis points, to 4.62% from 4.32%. The increase in average investment securities was primarily due to the purchase of $16.1 million of mortgage-backed securities that were acquired with excess liquidity resulting from retail deposit growth outpacing loan portfolio growth during the first six months of the year. The security activity was also a result of a pre-funding strategy whereby securities were acquired in advance of significant scheduled maturity activity anticipated over the next 9 to 12 months. These purchases were offset by the scheduled maturity of short-term investments that were acquired during the first quarter of 2007 in connection with the collateralization of increasing municipal deposit levels.  In addition, the Company entered into a $5 million leverage transaction whereby investment securities were purchased and used as collateral associated with a new borrowing arrangement with a third party.  Thus, $5 million of new long-term borrowings were used to fund the acquisition of $5 million in security purchases.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2008 increased $420,000, or 5%, when compared to the six months ended June 30, 2007.

Average loans increased $20.9 million, with average yields decreasing 31 basis points to 6.42% from 6.73% for the six-month period ended June 30, 2008 when compared with the same period in 2007.  Average residential real estate loans increased $10.1 million, or 8.5%, and experienced a very slight decrease in the average yield of only 1 basis point from the comparable six-month period ended June 30, 2007.   Average commercial real estate loans increased $4.3 million, while the average yield on those loans decreased to 7.52% from 7.75% from the period a year earlier. Average commercial loans increased $2.5 million and experienced a decrease in the average yield of 193 basis points, to 6.56% for the six months ended June 30, 2008, from 8.49%, for the six months ended June 30, 2007. The decrease in the average yield on commercial loans was the result of new commercial loan origination activity taking place at lower yields, variable rate loans pricing downwards, and the reversal of interest due on nonperforming commercial loans during the second quarter of 2008. Average consumer loans increased $4.2 million, or 19%, while the average yield decreased by 86 basis points. The Company's municipal loan portfolio decreased $213,000 when comparing the first two quarters of 2008 to the same period in 2007.  The average tax equivalent yield on the municipal loan portfolio increased to 6.91%, for the first half of 2008, from 6.26% for the same period in 2007.

For the six months ended June 30, 2008, tax-equivalent interest income from investment securities increased $210,000, or 13%, compared to the same period in 2007.   The average tax-equivalent yield of the portfolio increased 27 basis points, to 4.57% from 4.30%.   Moreover, there was a $4.8 million increase in the average balance of investment securities, reflecting the purchase of mortgage-backed securities mentioned above.

Interest Expense

Total interest expense decreased $345,000 for the three months ended June 30, 2008, compared to the same quarter in 2007, as the average cost of funds decreased 74 basis points to 2.60% in 2008 from 3.34% in 2007.  Average money management accounts decreased $521,000, combined with a 34 basis point reduction in the cost of funds.  This decrease was an offset to the increases noted in other deposit types.  The average balance of NOW accounts increased $1 million and the average cost of such deposits decreased by 19 basis points compared with the same three-month period in 2007.  Additionally, the average balance of money market demand accounts, for the three months ended June 30, 2008, increased $3.8 million from the three-month average at June 30, 2007.  The average cost of these funds decreased to 1.75% for the three months ended June 30, 2008 from 4.13% for the three months ended June 30, 2007.  Average time deposits increased by $5.3 million while the average cost of funds decreased to 3.82% from 4.54% in 2007.  Average balances of savings deposits increased by $92,000.

Interest expense on borrowings decreased by 1.6%, from the prior period as a result of the refinancing of trust preferred debt and the reduction in its average cost of funds to 4.50% from 7.81% in 2007, which occurred with the new issuance of trust preferred debt in March 2007 and retirement of the original subordinated debentures during June 2007. This savings was offset by the increase in average borrowings of $17.6 million.

Total interest expense decreased $400,000 for the six months ended June 30, 2008, compared to the same period in 2007, as the average cost of funds decreased 51 basis points to 2.77% in 2008 from 3.28% in 2007.  Average money management accounts decreased $1.3 million, combined with a 26 basis point reduction in the average cost of funds.  Average savings deposits also decreased by $318,000 for the six-month period.  These decreases were offset by the increases noted in other deposit types.  The average balance of NOW accounts increased $1.2 million and the resulting increase in interest expense was offset by a 9 basis point reduction in the average cost of funds from the six-month period in 2007.  Additionally, the average balance of money market demand accounts, for the six months ended June 30, 2008, increased $5.9 million from the six-month average at June 30, 2007.  The average cost of money market demand accounts decreased to 2.23% from 4.15%.  Average time deposits increased $3 million from the average balance for the six months ended June 30, 2007.  The average cost of time deposits decreased to 4.00% from 4.48% in 2007.

Interest expense on borrowings increased 8% from the prior six-month period. The reduction in the average cost of borrowings to 4.43% from 5.61% in 2007, was offset by an increase in average borrowings of $11.5 million.

Provision for Loan Losses

Provision for loan losses increased $60,000 and $155,000 for the three-month and six-month periods ended June 30, 2008 when compared to the same periods in 2007, respectively.  The increased provision is reflective of a growing loan portfolio and one more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions.  The Company's ratio of allowance for loan losses to period end loans increased to 0.85% at June 30, 2008, as compared to 0.76% at December 31, 2007.  Nonperforming loans to period end loans increased to 1.25% at June 30, 2008 from 0.71% at December 31, 2007. The increase in total non-performing loans is primarily the result of $497,000 in short-term, interest only, notes maturing during the period.  These notes are currently awaiting permanent financing structures by the Company.  In addition, one large commercial credit relationship, with approximately $1.1 million outstanding, is awaiting initial production orders in connection with a contract with a national distributor.  Management believes the financial strength of the individual borrowers, combined with the related value of any underlying collateral, will not result in any recorded loss beyond currently established reserves.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.  The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	Change
Service charges on deposit accounts	$355	$366	$(11)	-3.0%
Earnings on bank owned life insurance	56	57	(1)	-1.8%
Loan servicing fees	61	81	(20)	-24.7%
Debit card interchange fees	70	68	2	2.9%
Other charges, commissions and fees	111	103	8	7.8%
Core noninterest income	653	675	(22)	-3.3%
Net losses on sales and impairment of investment securities	(342)	-	(342)	-100.0%
Net gains on sales of loans and foreclosed real estate	-	7	(7)	-100.0%
Total noninterest income	$311	$682	$(371)	-54.4%

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007	Change
Service charges on deposit accounts	$734	$694	$40	5.8%
Earnings on bank owned life insurance	123	113	10	8.8%
Loan servicing fees	151	145	6	4.1%
Debit card interchange fees	136	116	20	17.2%
Other charges, commissions and fees	207	203	4	2.0%
Core noninterest income	1,351	1,271	80	6.3%
Net losses on sales and impairment of investment securities	(342)	(3)	(339)	11300.0%
Net gains on sales of loans and foreclosed real estate	6	-	6	100.0%
Total noninterest income	$1,015	$1,268	$(253)	-20.0%

For the three months ended June 30, 2008, core noninterest income decreased $22,000, or 3.3%, when compared with the three months ended June 30, 2007. The decrease in service charges on deposit accounts was primarily attributable to a decrease in both ATM fees and other miscellaneous fees charged to depositor accounts. The decrease in loan servicing fees was primarily due to reductions in commercial and installment loan late fees, combined with other loan related fee reductions in order to remain competitive in the local market.  The increase in other charges, commissions and fees was primarily due to an increase in fees associated with ATM usage.  The increase in net securities losses is a result of recording an other-than-temporary impairment charge of $342,000.

For the six months ended June 30, 2008, core noninterest income increased $80,000, or 6.3%, when compared with the six months ended June 30, 2007.   The majority of the increase in core noninterest income was comprised of an increase in service charges on deposit accounts and an increase in debit card interchange fees.  The overall increase in service charges on deposit accounts was primarily attributable to an increase in the number of deposit accounts. The increase in debit card interchange fees was due to an increase in issued Visa Debit cards and an increase in their usage.  The large change in losses on securities is attributable to the other than temporary impairment of a security.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2008	2007	Change
Salaries and employee benefits	$1,242	$1,274	$(32)	-2.5%
Building occupancy	332	312	20	6.4%
Data processing	330	352	(22)	-6.3%
Professional and other services	203	226	(23)	-10.2%
Amortization of intangible assets	-	55	(55)	-100.0%
Other operating	314	308	6	1.9%
Total noninterest expense	$2,421	$2,527	$(106)	-4.2%

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007	Change
Salaries and employee benefits	$2,579	$2,501	$78	3.1%
Building occupancy	678	630	48	7.6%
Data processing	639	694	(55)	-7.9%
Professional and other services	422	463	(41)	-8.9%
Amortization of intangible assets	-	111	(111)	-100.0%
Other operating	628	586	42	7.2%
Total noninterest expense	$4,946	$4,985	$(39)	-0.8%

Total noninterest expense decreased $106,000 for the three months ended June 30, 2008 when compared to the same period for 2007.  A decrease in salaries and employee benefits of $32,000 was primarily due to a decrease in overtime, incentives and a decrease in salaries as a result of management level staff turnover that was not replaced.  Data processing expenses were $22,000 lower than the comparable quarter of 2007 as a result of decreases in both depreciation on computer equipment and check processing charges.  These decreases were offset by increases in data processing maintenance and internet banking expenses.  Professional and other services expense decreased $23,000 primarily from the elimination of consulting fees related to the Sarbanes Oxley 404 review process, which were incurred in 2007.  Amortization expense decreased $55,000 as the core deposit intangibles became fully amortized in October 2007.  These decreases were partially offset by a $20,000 increase in building occupancy expenses primarily due to increases in depreciation and machine maintenance.

Total noninterest expense decreased $39,000 for the six months ended June 30, 2008 when compared to the same period for 2007.  The increase in salaries and employee benefits was the result of normal merit increases paid during the first three months of the year.  The $48,000 increase in building occupancy expenses was primarily due to increases in property taxes, depreciation and machine maintenance. Data processing expenses were $55,000 lower than the comparable period in 2007 as a result of decreases in both depreciation and check processing charges.   Professional and other services expense decreased $41,000 primarily from the elimination of consulting fees related to the Sarbanes Oxley 404 review process, which were incurred in 2007.  Amortization expense decreased $111,000 as the core deposit intangibles became fully amortized in October 2007.  The increase in other expenses was primarily the result of higher costs associated with foreclosed real estate properties.

Income Tax Expense

Income taxes increased $55,000 for the quarter ended June 30, 2008, as compared to the same period in 2007. For the six-month period ended June 30, income taxes increased $130,000.  The effective tax rate was 24.6% and 18.7% for the six months ended June 30, 2008 and June 30, 2007, respectively.  The increase in income tax expense and effective tax rate in 2008 in comparison to 2007, resulted from pretax income that was higher than the previous year by $431,000 for the six months ended June 30, 2008.  The Company has reduced its tax rate from the statutory rate of 34% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $25.6 million, or 8%, to $346.3 million at June 30, 2008, from $320.7 million at December 31, 2007.  The increase in total assets was primarily the result of an increase of $14.1 million, or 22%, in investment securities, a $9.9 million increase in net loans receivable and a $478,000 increase in cash and cash equivalents.  Investment securities portfolio growth is being accomplished by purchases of mortgage-backed securities, corporate bonds and a $2.0 million certificate of deposit invested with a large money center financial institution. The loan portfolio increase primarily reflects small business commercial loan originations.  The Company continues to transform its traditional thrift balance sheet toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. The increase in cash and cash equivalents was primarily the result of interest earning deposits held at the Federal Home Loan Bank and higher end of month balances at correspondent bank accounts and in process accounts.

Based on management's assessment, at June 30, 2008, the Company did hold a security that had a fair value decline that was expected to be other than temporary.  As a result of this determination, an other-than-temporary impairment charge of $342,000, relating to the Company’s holdings in the AMF Ultra Short Mortgage Fund (the “fund”), was recorded.  The Company’s ability to reduce its investment position in the fund is limited by the fund’s redemption policy.  In particular, the fund currently is limiting cash redemptions to $250,000 every 90 days, with any excess redemptions paid by transferring underlying assets held by the fund. The Company has received its initial $250,000 cash redemption and currently expects, subject to market conditions, to request further cash redemptions when allowed in the future.  At June 30, 2008, the total carrying value of the Company’s remaining investment in the fund is approximately $3,073,000. It is possible that the Company will have to recognize future losses on this investment, absent improvement in the real estate and mortgage securities markets.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

Liabilities

Total liabilities increased $26.2 million, or 9%, to $325.2 million at June 30, 2008, from $299.0 million at December 31, 2007.  Deposits increased $15.7 million, or 6%, and long-term borrowings increased $20.4 million.  These increases were offset by a reduction in short-term borrowings of $10.4 million, or 57%.  The increase in deposits was the result of an increase of $3.6 million in municipal customer deposits, combined with a $12.1 million increase in retail deposits.  The municipal deposit increase was driven by the receipt of tax revenues by our municipal customers.  The increase in retail deposits was primarily the result of the sale of one commercial customer’s business where the net proceeds were deposited into the Company.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007
Nonaccrual loans:
Commercial real estate and commercial	$1,737	$521	$502
Consumer	148	150	74
Residential Mortgage	1,020	920	689
Total nonaccrual loans	2,905	1,591	1,265
Total non-performing loans	2,905	1,591	1,265
Foreclosed real estate	655	865	449
Total non-performing assets	$3,560	$2,456	$1,714
Non-performing loans to total loans	1.25%	0.71%	0.61%
Non-performing assets to total assets	1.03%	0.77%	0.56%

Total nonperforming loans increased 83% at June 30, 2008, when compared to December 31, 2007.  The increase in total non-performing loans is primarily the result of $497,000 in short-term, interest only, notes maturing during the period.  These notes are currently awaiting permanent financing structures by the Company.  In addition, one large commercial credit relationship, with approximately $1.1 million outstanding, is awaiting initial production orders in connection with a contract with a national distributor.  Management believes that the underlying collateral and associated guarantees, combined with the existing reserves provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at June 30, 2008 and December 31, 2007 was $2 million and $1.7 million, or 0.85% and 0.76% of period end loans, respectively.

Capital

Shareholders' equity at June 30, 2008, was $21.1 million as compared to $21.7 million at December 31, 2007.  The Company added $632,000 to retained earnings through net income, which was offset by cash dividends declared of $348,000, unrealized holding losses on securities of $831,000 and the $10,000 cumulative effect adjustment to reflect the change in measurement date under SFAS 158 and the amortization of the pension plan net losses and prior service liability and postretirement transition obligation.  The Company's mutual holding company parent, Pathfinder Bancorp, M.H.C, waived the dividend for the quarter ended June 30, 2008, payable in July 2008.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks, that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2008, Pathfinder Bank exceeded all regulatory required minimum capital ratios and continues to meet the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of June 30, 2008 and December 31, 2007 are presented in the following table.

					Minimum
					To Be "Well
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008:
Total Core Capital (to Risk-Weighted Assets)	$25,320	11.2%	$18,145	8.0%	$22,681	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,333	10.3%	$9,072	4.0%	$13,609	6.0%
Tier 1 Capital (to Average Assets)	$23,333	7.0%	$13,578	4.0%	$16,972	5.0%

As of December 31, 2007:
Total Core Capital (to Risk-Weighted Assets)	$25,447	12.2%	$16,648	8.0%	$20,810	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,744	11.4%	$8,324	4.0%	$12,486	6.0%
Tier 1 Capital (to Average Assets)	$23,744	7.7%	$12,437	4.0%	$15,548	5.0%

Liquidity

Liquidity management involves the Company’s ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements, and otherwise operate the Company on an ongoing basis.  The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company manages the pricing of deposits to maintain a desired deposit balance.  In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

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

The Company has a number of existing credit facilities available to it.  The combined aggregate amount of credit available in connection with its existing facilities is approximately $75.0 million at June 30, 2008.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2008, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

  -

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 30, 2008.  The following are the items voted on and the results of the shareholder voting:

1.           The election of Thomas W. Schneider and Chris R. Burritt to serve as directors of the Company, each for a term of three years or until his or her successor has been elected and qualified.

Name                                                           For                             Withheld

Thomas W. Schneider                                         2,393,363                          46,249
Chris R. Burritt                                                      2,372,365                          67,247

Set forth below are the names of the other directors of the Company and their terms of office.

Name                                           Term Expires

Bruce E. Manwaring                                           2009
L. William Nelson, Jr.                                          2009
George P. Joyce                                                   2009
Lloyd “Buddy” Stemple                                     2009
Janette Resnick                                                    2010
Corte J. Spencer                                                   2010
Steven W. Thomas                                              2010

2.           The ratification of the appointment of Beard Miller Company LLP as auditors for the Company for the year ending December 31, 2008.

                                                                                For                            Against                      Abstain

Number of Votes                             2,427,704                         11,708                        200

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

     PATHFINDER BANCORP, INC.

August 13, 2008                                                         /s/ Thomas W. Schneider
Date:                                                                           Thomas W. Schneider
                     President and Chief Executive Officer

August 13, 2008                                                        /s/ James A. Dowd
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
August 13, 2008	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
August 13, 2008	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2008 and that to the best of his knowledge:

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
August 13, 2008	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
August 13, 2008	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer