Form 10-Q
period 2008-09-30
PATHFINDER BANCORP INC
filed 2008-11-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending September 30, 2008

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

As of  November 13, 2008, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

PART II - OTHER INFORMATION		26

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		27

EXHIBITS		28
PART I - FINANCIAL INFORMATION Item 1 – Consolidated Financial Statements PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
September 30, 2008 and December 31, 2007
(Unaudited)
	September 30,	December 31,
(In thousands, except share data)	2008	2007

ASSETS:
Cash and due from banks	$11,365	$9,908
Interest earning deposits	312	305
Total cash and cash equivalents	11,677	10,213
Investment securities, at fair value	75,080	65,010
Federal Home Loan Bank stock, at cost	2,782	2,128
Loans	243,223	222,749
Less: Allowance for loan losses	2,241	1,703
Loans receivable, net	240,982	221,046

Premises and equipment, net	7,484	7,807
Accrued interest receivable	1,637	1,673
Foreclosed real estate	253	865
Goodwill	3,840	3,840
Bank owned life insurance	6,617	6,437
Other assets	2,436	1,672
Total assets	$352,788	$320,691

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$238,040	$228,319
Noninterest-bearing	26,713	22,766
Total deposits	264,753	251,085
Short-term borrowings	21,755	18,400
Long-term borrowings	35,400	20,010
Junior subordinated debentures	5,155	5,155
Other liabilities	5,134	4,337
Total liabilities	332,197	298,987

Shareholders' equity:

Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,971,019 share issued and 2,484,832 and 2,483,732 shares
outstanding, respectively	30	30
Additional paid in capital	7,909	7,899
Retained earnings	20,878	21,734
Accumulated other comprehensive loss	(1,724)	(1,457)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	20,591	21,704

Total liabilities and shareholders' equity	$352,788	$320,691

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2008	September 30, 2007

Interest and dividend income:
Loans, including fees	$ 3,755	$ 3,546
Debt securities:
Taxable	764	623
Tax-exempt	44	42
Dividends	91	83
Federal funds sold and interest earning deposits	5	6
Total interest income	4,659	4,300

Interest expense:
Interest on deposits	1,320	1,734
Interest on short-term borrowings	103	99
Interest on long-term borrowings	455	314
Total interest expense	1,878	2,147

Net interest income	2,781	2,153
Provision for loan losses	270	155
Net interest income after provision for loan losses	2,511	1,998

Noninterest (loss) income:
Service charges on deposit accounts	397	366
Earnings on bank owned life insurance	56	56
Loan servicing fees	67	72
Net (losses) gains on sales and impairment of investment securities	(1,808)	111
Net (losses) gains on sales of loans and foreclosed real estate	(85)	11
Debit card interchange fees	71	62
Other charges, commissions & fees	127	114
Total noninterest (loss) income	(1,175)	792

Noninterest expense:
Salaries and employee benefits	1,284	1,263
Building occupancy	331	305
Data processing expenses	335	339
Professional and other services	158	130
Amortization of intangible asset	-	55
Other expenses	354	320
Total noninterest expense	2,462	2,412

(Loss) income before income taxes	(1,126)	378
(Benefit) provision for income taxes	(288)	72
Net (loss) income	$ (838)	$ 306

Net (loss) income per share - basic	$ (0.34)	$ 0.12
Net (loss) income per share - diluted	$ (0.34)	$ 0.12
Dividends per share	$ 0.1025	$ 0.1025

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2008	September 30, 2007

Interest and dividend income:
Loans, including fees	$10,943	$10,393
Debt securities:
Taxable	2,219	1,937
Tax-exempt	126	128
Dividends	318	249
Federal funds sold and interest earning deposits	59	199
Total interest income	13,665	12,906

Interest expense:
Interest on deposits	4,332	5,215
Interest on short-term borrowings	329	111
Interest on long-term borrowings	1,174	1,178
Total interest expense	5,835	6,504
	-
Net interest income	7,830	6,402
Provision for loan losses	550	280
Net interest income after provision for loan losses	7,280	6,122

Noninterest income:
Service charges on deposit accounts	1,131	1,060
Earnings on bank owned life insurance	179	169
Loan servicing fees	218	186
Net (losses) gains on sales and impairment of investment securities	(2,150)	108
Net (losses) gains on sales of loans and foreclosed real estate	(79)	42
Debit card interchange fees	207	178
Other charges, commissions & fees	334	317
Total noninterest (loss) income	(160)	2,060

Noninterest expense:
Salaries and employee benefits	3,863	3,764
Building occupancy	1,009	935
Data processing expenses	974	1,033
Professional and other services	580	593
Amortization of intangible asset	-	166
Other expenses	982	906
Total noninterest expense	7,408	7,397

(Loss) income before income taxes	(288)	785
(Benefit) provision for income taxes	(82)	148
Net (loss) income	$(206)	$637

Net (loss) income per share - basic	$(0.08)	$0.26
Net (loss) income per share - diluted	$(0.08)	$0.26
Dividends per share	$0.3075	$0.3075

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(Unaudited)

					Accumulated
	Common	Common	Additional		Other Com-
	Stock	Stock	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2008	2,971,019	$30	$7,900	$21,734	$(1,458)	$(6,502)	$21,704
Cumulative effect of a change in accounting
principle upon the change in defined
employee benefit plans' measurement date
under SFAS 158 (net of $8 tax expense)				(48)	13		(35)
Comprehensive loss:
Net loss				(206)			(206)
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on securities
available for sale (net of $175 tax benefit)					(317)		(317)
Retirement plan gains and losses and past
service liability not recognized in plan
expenses (net of $26 tax expense)					38		38
Total Comprehensive loss							(485)
Stock options exercised	1,100		9				9
Dividends declared ($0.3075 per share)				(602)			(602)
Balance, September 30, 2008	2,972,119	$30	$7,909	$20,878	$(1,724)	$(6,502)	$20,591

Balance, January 1, 2007	2,953,619	$29	$7,786	$21,307	$(1,770)	$(6,502)	$20,850
Comprehensive income:
Net income				637			637
Other comprehensive income, net of tax:
Unrealized holding losses on securities
available for sale (net of $39 tax expense)					59		59
Total Comprehensive income							696
Stock options exercised	17,200	1	113				114
Dividends declared ($0.3075 per share)				(604)			(604)
Balance, September 30, 2007	2,970,819	$30	$7,899	$21,340	$(1,711)	$(6,502)	$21,056

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
(In thousands)	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(206)	$637
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for loan losses	550	280
Proceeds from sales of loans	-	3,000
Originations of loans held-for-sale	-	(2,973)
Realized losses (gains) on sales of:
Foreclosed real estate	79	(15)
Loans	-	(27)
Available-for-sale investment securities	(26)	(108)
Impairment write-down on available-for-sale securities	2,176	-
Depreciation	529	559
Amortization of intangible asset	-	166
Amortization of deferred financing costs	-	15
Amortization of mortgage servicing rights	24	37
Earnings on bank owned life insurance	(180)	(169)
Net amortization of premiums and discounts on investment securities	85	78
Decrease in accrued interest receivable	36	69
Net change in other assets and liabilities	64	(18)
Net cash provided by operating activities	3,131	1,531

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(31,730)	(17,352)
Net purchases of Federal Home Loan Bank stock	(654)	(81)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	15,402	14,150
Proceeds from sale of:
Available-for-sale investment securities	3,494	359
Real estate acquired through foreclosure	773	276
Premises and equipment	-	33
Net increase in loans	(20,729)	(12,886)
Purchase of premises and equipment	(206)	(602)
Net cash used in investing activities	(33,650)	(16,103)

FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts,
savings accounts, money market deposit accounts, MMDA
accounts and escrow deposits	12,832	7,351
Net increase in time deposits	837	2,983
Net proceeds from short-term borrowings	3,355	9,000
Payments on long-term borrowings	(8,610)	(11,350)
Proceeds from long-term borrowings	24,000	4,000
Proceeds from trust preferred obligation	-	5,000
Payments on trust preferred obligation	-	(5,000)
Proceeds from exercise of stock options	9	114
Cash dividends paid	(440)	(440)
Net cash provided by financing activities	31,983	11,658

Increase (decrease) in cash and cash equivalents	1,464	(2,914)
Cash and cash equivalents at beginning of period	10,213	13,723
Cash and cash equivalents at end of period	$11,677	$10,809

NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	$243	$109

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

Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2) Earnings (Loss) per Share

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2008 and 2007, using 2,484,364 and 2,483,532 weighted average common shares outstanding for the three month period and 2,483,944 and 2,482,886 for the nine months ended, respectively.  Diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 have been computed using 2,484,364 and 2,487,732 for the three month period and 2,483,944 and 2,489,292 for the nine months ended, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.  There was no dilutive effect during the three and nine months ended September 30, 2008 since the Company was in a loss position.  The number of dilutive options excluded from the diluted earnings per share calculations were 1,062 and 2,892 for the three and nine months ended September 30, 2008.

(3) Pension and Postretirement Benefits

On January 1, 2008, the Company recorded a $48,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan and postretirement benefit plan.  In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, measurement date provisions, plan assets and obligations are to be measured as of the employer’s balance sheet date.  The Company previously measured its pension and postretirement plans as of October 1 of each year.  As a result of the measurement date provisions, the Company decreased its retirement plan assets with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic pension plan costs for the three months and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$54	$49	$162	$147
Interest cost	79	68	237	204
Expected return on plan assets	(112)	(98)	(335)	(294)
Amortization of net losses	16	22	49	66
Net periodic benefit cost	$37	$41	$113	$123

The composition of net periodic postretirement plan costs for the three months and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$1	$1	$2	$2
Interest cost	5	5	16	16
Amortization of transition obligation	5	5	14	14
Net periodic benefit cost	$11	$11	$32	$32

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expects to contribute $233,000 to its plans in 2008.  As of September 30, 2008,  $135,000 has been contributed to the plans.

(4) Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and gains and losses, prior service costs and transition assets or obligations for defined benefit pension and postretirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2008	2007	2008	2007
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	$(952)	$516	$(2,678)	$206
Reclassification adjustment for losses (gains) included in net income	1,808	(111)	2,150	(108)
Net unrealized gains (losses) on securities available for sale	856	405	(528)	98
Defined benefit pension and postretirement plans:
Reclassification adjustment for amortization of benefit plans'
net loss and prior service liability recognized in net
periodic expense	21	-	63	-
Other comprehensive gain (loss) before tax	877	405	(465)	98
Tax effect	(350)	(162)	186	(39)
Other comprehensive income (loss)	$527	$243	$(279)	$59

The components of other comprehensive income, net of related tax effects, at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
(In thousands)	2008	2007
Unrealized losses on securities available for sale (net of tax
benefit 2008 - $653; 2007 - $441)	$(978)	$(662)
Net pension losses and past service liability (net of tax
benefit 2008 - $468; 2007 - $495)	(703)	(742)
Net postretirement losses and past service liability (net of tax
benefit 2008 - $29; 2007 - $36)	(43)	(54)
	$(1,724)	$(1,458)

(5) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.8 million of standby letters of credit as of September 30, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of September 30, 2008, for guarantees under standby letters of credit issued is not material.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 consolidated financial statements.  The application of the provisions of FSP 157-3 did not materially affect the results of operations or financial condition as of and for the period ended September 30, 2008.

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

•
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

Assets and liabilities measured at fair value on a recurring basis, are summarized below:

Fair Value Measurements, Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities available for sale:	$75,080	$ -	$75,080	$ -

Changes in the fair value of available-for-sale securities are recorded on the balance sheet under accumulated-other-comprehensive loss, while gains and losses from sales and impairment losses are recognized in income.

From time to time, certain assets may be recorded at fair value on a non-recurring basis. These non-recurring fair value adjustments typically are a result of the application of lower of cost or market accounting or a write-down occurring during the period.

Assets and liabilities measured at fair value on a nonrecurring basis, are summarized below:

Fair Value Measurements, Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:	$2,774	$ -	$ -	$2,774

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, are recorded net of a valuation allowance of $145,000.  There was no additional provision for loan losses resulting from loan impairment during the nine months ended September 30, 2008.

(7) New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity with an option to choose to measure selected financial assets and liabilities at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS 159 is effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on the Company’s financial statements.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust I are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust I is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. represent wholly owned subsidiaries of Pathfinder Bank.  At September 30, 2008, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the MD&A, held 63.7% of the Company’s outstanding common stock and the public held 36.3%.

The following discussion reviews the Company's financial condition at September 30, 2008 and the results of operations for the three months and nine months ended September 30, 2008.

Statement Regarding Forward-Looking Statements

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

Statement Regarding Non-GAAP Financial Measures

This release contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  The Company’s management believes that such non-GAAP financial measures are useful to management and investors as it enhances their ability to evaluate and compare the Company’s operating results from period to period in a meaningful manner, as operating results excluding other than temporary impairment charges on its investment security holdings are essential in understanding the financial performance of the Company, and is more representative of the basis that management utilizes to monitor financial performance.  Readers are cautioned that non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP,  and should consider the impairment charges recorded during 2008 in assessing the Company’s performance.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analyzing the Company’s performance under GAAP, nor are they necessarily comparable to non-GAAP measures presented by other companies.

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

These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the evaluation of investment securities for other than temporary impairment, and accounting for deferred income taxes to be the accounting areas that require the most subjective and complex judgments, and, as such, could be the most subject to revision as new information becomes available.

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

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity, except for security impairment losses, which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the security portfolio for other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Based on management's assessments during the nine months ended September 30, 2008, the Company held  positions in a bond and two mutual funds whose fair value declines were expected to be other than temporary.  As a result of these determinations, other-than-temporary impairment charges of $2,176,000 relating to the Company’s holdings in these securities were recorded.  These charges relate to Company holdings in a senior unsecured bond issued by Lehman Brothers Holdings, Inc., a position in the AMF Large Cap Equity Fund and its holdings in the AMF Ultra Short Mortgage Fund. The securities’ value declines are the result of a corporate bankruptcy filing by the bond issuer, weakness in the trading market of the underlying securities and a deterioration in the credit quality of a portion of one mutual fund’s underlying private label mortgage-backed security holdings.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital losses carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $212,000 was established during the three and nine months ended September 30, 2008, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due to non-taxable investment securities, bank owned life insurance offset by the valuation allowance established on the capital loss carry forwards.

Overview

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

The Company reported a net loss of $838,000, or $0.34 per basic and diluted share, for the three months ended September 30, 2008, as compared to net income of $306,000, or $0.12 per basic and diluted share, for the same period in 2007.  For the nine months ended September 30, 2008, the Company reported a net loss of $206,000, or $0.08 per basic and diluted share as compared to net income of $637,000, or $0.26 per basic and diluted share for the same period in 2007.  The 2008 losses were the result of the Company recording impairment charges on investment security holdings totaling $1.3 million, net of the related tax benefits of $522,000, during the third quarter of 2008.  In addition, during the second quarter of 2008, the Company recorded an investment security impairment charge of $205,000, net of tax benefits of $137,000.  Core earnings, which represent earnings exclusive of investment portfolio other-than-temporary impairment losses, resulted in net income of $474,000 or $0.19 per diluted share for the three months ended September 30, 2008 and $1.3 million, or $0.53 per diluted share for the nine months ended September 30, 2008.

The following table reconciles the Company’s net loss to core earnings, including per share figures, for the periods presented.

	For the three		For the nine
	months ended		months ended
	September 30, 2008		September 30, 2008

Net Loss	$(838,000)		$(206,000)
Other than temporary impairment charge - investments	1,834,000		2,176,000
Related tax benefit	(522,000	) *	(659,000	) *
Core earnings	$474,000		$1,311,000

Diluted (loss) earnings per share	$(0.34)		$(0.08)
Other than temporary impairment charge, net of tax	0.53		0.61
Core earnings, diluted earnings per share	$0.19		$0.53
*Net of a deferred tax asset valuation reserve of $212,000 for the three month and nine month period, respectively.

Results of Operations

The return on average assets and return on average shareholders' equity were (0.97)% and (15.65)%, respectively, for the three months ended September 30, 2008, compared with 0.39% and 5.80%, respectively, for the three months ended September 30, 2007.  During the third quarter of 2008, when compared to the third quarter of 2007, net interest income increased $628,000, and noninterest income before (losses) gains on sales and impairment of assets increased $48,000.  The increase in net interest income was offset by an increased provision for loan losses of $115,000.  Total noninterest income was negatively impacted by impairment charges of $1,834,000 on available-for-sale securities.  Noninterest expenses increased $50,000.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses.  It is the amount by which interest earned on loans, interest-earning deposits and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities.  Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields and associated funding costs.  The Company benefited from a steepening of the yield curve during 2008.  This was in contrast to the flat and inverted yield curve that characterized the interest rate environment for most of 2007.

Net interest income, on a tax-equivalent basis, increased to $2.8 million for the three months ended September 30, 2008, from $2.2 million for the three months ended September 30, 2007.  The Company's net interest margin for the third quarter of 2008 increased to 3.50% from 3.10% when compared to the same quarter in 2007.  Recent actions by the Federal Reserve to reduce short-term interest rates have resulted in a positively sloped yield curve.  Consequently, the Company’s cost of funds in 2008 were lower than in 2007.  This, combined with efforts to maintain the current levels of earning asset yields, has resulted in an expansion of the Company’s net interest margin. The increase in net interest income reflects a decrease of 73 basis points in the average cost of interest bearing liabilities, which was partially offset by a decrease of 29 basis points in the average yield earned on earning assets for the three-month period ended September 30, 2008 as compared to the same period in 2007.  Average interest-earning assets increased 14% to $321.4 million for the three months ended September 30, 2008, as compared to $282.5 million for the three months ended September 30, 2007.  The increase in average earning assets is primarily attributable to a $26.5 million increase in loans receivable, an $11.5 million increase in average investment securities and an $890,000 increase in interest earning deposits.  Average interest-bearing liabilities increased $33.9 million to $294.5 million from $260.6 million for the three months ended September 30, 2007. The increase in the average balance of interest-bearing liabilities resulted primarily from a $26.8 million increase in borrowings and a $7.1 million increase in average deposits.  The increase in borrowings is primarily comprised of short and mid-term advances from the Federal Home Loan Bank of New York.

For the nine months ended September 30, 2008, net interest income, on a tax-equivalent basis, increased to $7.9 million from $6.5 million for the nine months ended September 30, 2007.  Net interest margin increased 34 basis points, to 3.38% for the nine months ended September 30, 2008 from 3.04% for the nine months ended September 30, 2007. Average interest-earning assets increased 10% to $313.2 million for the nine months ended September 30, 2008 as compared to $284.6 million for the nine months ended September 30, 2007, and the yield on interest-earning assets decreased 22 basis points to 5.86% from 6.08% for the comparable period.   The increase in average interest-earning assets was primarily attributable to a $22.7 million increase in loans receivable and a $7.0 million increase in investment securities, partially offset by a $1.2 million decrease in interest earning deposits.  Average interest-bearing liabilities increased $24.7 million, but the cost of funds decreased 59 basis points to 2.70% for the nine months ended September 30, 2008, from 3.29% for the same period in 2007.  The increase in the average balance of interest-bearing liabilities resulted primarily from a $16.6 million, or 54.0%, increase in borrowings and an $8.0 million, or 3.5%, increase in average deposits.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2008, increased $366,000, or 8.5%, to $4.7 million from $4.3 million for the quarter ended September 30, 2007.

The average balance of loans increased $26.5 million to $237.4 million, with average yields decreasing 40 basis points to 6.35% during the third quarter of 2008.  Average residential real estate loans increased $13.7 million, or 11.5%, and experienced a decrease in the average yield to 5.70% from 5.82% in the comparable quarter of 2007.   Average commercial real estate loans increased $4.3 million, while the average yield on those loans decreased to 7.37% from 7.64% from the period a year earlier. Average commercial loans increased $6.4 million and experienced a decrease in the average yield of 175 basis points, to 6.72% for the quarter ended September 30, 2008, from 8.47%, in the quarter ended September 30, 2007. The decrease in the average yield on commercial loans was the result of new commercial loan origination activity taking place at lower yields, variable rate loans pricing downwards, and the reversal of interest due on nonperforming commercial loans during the third quarter of 2008. Average consumer loans increased $2.6 million, or 10.7%, while the average yield decreased by 86 basis points. The Company's municipal loan portfolio decreased $545,000, or 17.2%, when comparing the third quarter of 2008 to the same period in 2007.  The average tax-equivalent yield on the municipal loan portfolio decreased to 5.63% in the third quarter of 2008 from 6.55% for the same period in 2007.

Average investment securities (taxable and tax-exempt) for the quarter ended September 30, 2008, increased by $11.5 million, with an increase in tax-equivalent interest income from investments of $159,000, or 20.8%, when compared to the third quarter of 2007.  The average tax-equivalent yield of the portfolio increased 17 basis points, to 4.46% from 4.29%. The increase in average investment securities was primarily due to the purchase of $16.1 million of mortgage-backed securities that were acquired with excess liquidity resulting from retail deposit growth outpacing loan portfolio growth during the first six months of the year. The security activity was also a result of a pre-funding strategy whereby securities were acquired in advance of significant scheduled maturity activity anticipated over the next 9 to 12 months. These purchases were offset by the scheduled maturity of short-term investments that were acquired during the first quarter of 2007 in connection with the collateralization of increasing municipal deposit levels.  In addition, the Company entered into a $5 million leverage transaction whereby investment securities were purchased and used as collateral associated with a new borrowing arrangement with a third party.  Thus, $5 million of new long-term borrowings were used to fund the acquisition of $5 million in security purchases.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2008 increased $786,000, or 6%, when compared to the nine months ended September 30, 2007.

Average loans increased $22.7 million, with average yields decreasing 35 basis points to 6.39% from 6.74% for the nine-month period ended September 30, 2008 when compared with the same period in 2007.  Average residential real estate loans increased $11.3 million, or 9.5%, and experienced a slight decrease in the average yield of 5 basis points from the comparable nine-month period ended September 30, 2007.   Average commercial real estate loans increased $4.8 million, while the average yield on those loans decreased to 7.38% from 7.71% from the period a year earlier. Average commercial loans increased $3.3 million and experienced a decrease in the average yield of 173 basis points, to 6.75% for the nine months ended September 30, 2008, from 8.48%, for the nine months ended September 30, 2007. The decrease in the average yield on commercial loans was the result of new commercial loan origination activity taking place at lower yields, variable rate loans pricing downwards, and the reversal of interest due on nonperforming commercial loans during the second quarter of 2008. Average consumer loans increased $3.6 million, or 16.3%, while the average yield decreased by 86 basis points. The Company's municipal loan portfolio decreased $324,000 when comparing the first three quarters of 2008 to the same period in 2007.  The average tax equivalent yield on the municipal loan portfolio increased to 6.49%, for the first three quarters of 2008, from 6.36% for the same period in 2007.

For the nine months ended September 30, 2008, tax-equivalent interest income from investment securities increased $369,000, or 15.6%, compared to the same period in 2007.   The average tax-equivalent yield of the portfolio increased 23 basis points, to 4.53% from 4.30%.   Moreover, there was a $7.0 million increase in the average balance of investment securities, reflecting the purchase of mortgage-backed securities previously mentioned.

Interest Expense

Total interest expense decreased $269,000 for the three months ended September 30, 2008, compared to the same quarter in 2007, as the average cost of funds decreased 73 basis points to 2.55% in 2008 from 3.28% in 2007.  Average money management accounts decreased $327,000, combined with a 41 basis point reduction in the cost of funds.  Average balances of savings accounts decreased $1.5 million and the cost of these funds decreased 25 basis points.  These decreases were offset by the increases noted in other deposit types.  The average balance of NOW accounts increased $2.5 million and the average cost of such deposits decreased by 13 basis points compared with the same three-month period in 2007.  Additionally, the average balance of money market demand accounts, for the three months ended September 30, 2008, increased $6.2 million from the three-month average at September 30, 2007.  The average cost of these funds decreased to 1.70% for the three months ended September 30, 2008 from 3.93% for the three months ended September 30, 2007.  Average time deposits increased by $251,000 while the average cost of time deposits decreased to 3.69% from 4.58% in 2007.

Interest expense on borrowings increased by 35.4%, from the prior three-month period as a result of $26.8 million in additional borrowings used to fund loan growth not covered by slower deposit growth.  The increase in the average balance of borrowings was partially offset by the reduction in its average cost of funds to 3.95% from 5.53% in 2007.

Total interest expense decreased $669,000 for the nine months ended September 30, 2008, compared to the same period in 2007, as the average cost of funds decreased 59 basis points to 2.70% in 2008 from 3.29% in 2007.  Average money management accounts decreased $974,000, combined with a 30 basis point reduction in the average cost of funds.  Average savings deposits also decreased by $713,000 for the nine-month period.  These decreases were offset by the increases noted in other deposit types.  The average balance of NOW accounts increased $1.7 million and the resulting increase in interest expense was offset by a 10 basis point reduction in the average cost of funds from the nine-month period in 2007.  Additionally, the average balance of money market demand accounts, for the nine months ended September 30, 2008, increased $6.0 million from the same period average at September 30, 2007.  The average cost of money market demand accounts decreased to 2.06% from 4.09%.  Average time deposits increased $2.1 million from the average balance for the nine months ended September 30, 2007.  The average cost of time deposits decreased to 3.9% from 4.51% in 2007.

Interest expense on borrowings increased 16.7% from the prior nine-month period. The reduction in the average cost of borrowings to 4.23% from 5.58% in 2007, was offset by an increase in average borrowings of $16.6 million.

Provision for Loan Losses

Provision for loan losses increased $115,000 and $270,000 for the three-month and nine-month periods ended September 30, 2008 when compared to the same periods in 2007, respectively.  The increased provision is reflective of a growing loan portfolio and one more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a traditional consumer real estate portfolio, as well as a general weakening in economic conditions.  The Company's ratio of allowance for loan losses to period-end loans increased to 0.92% at September 30, 2008, as compared to 0.76% at December 31, 2007.  Nonperforming loans to period end loans increased to 1.10% at September 30, 2008 from 0.71% at December 31, 2007. General delinquencies have risen above the lows experienced in recent years.  While these current levels are not outside of the B ank’s historic delinquency trends, the generally weak economic conditions nationally and the strain on consumer discretionary income, have caused management to carefully monitor and react to these trends by increasing the provision for loan losses, adhering to strict underwriting standards and carefully monitoring the performance of the loan portfolio.  The increase in nonperforming loans is primarily comprised of a number of smaller commercial lending relationships.  Management believes the financial strength of the individual borrowers, combined with the related value of any underlying collateral, will not result in any recorded loss beyond currently established reserves.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.  The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended September 30,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$397	$366	$31	8.5%
Earnings on bank owned life insurance	56	56	-	0.0%
Loan servicing fees	67	72	(5)	-6.9%
Debit card interchange fees	71	62	9	14.5%
Other charges, commissions and fees	127	114	13	11.4%
Noninterest income before (losses) gains on sales and impairment of assets	718	670	48	7.2%
Net (losses) gains on sales and impairment of investment securities	(1,808)	111	(1,919)	-100.0%
Net (losses) gains on sales of loans and foreclosed real estate	(85)	11	(96)	-100.0%
Total noninterest (loss) income	$(1,175)	$792	$(1,967)	-248.4%

	Nine Months Ended September 30,
(In thousands)	2008	2007	Change
Service charges on deposit accounts	$1,131	$1,060	$71	6.7%
Earnings on bank owned life insurance	179	169	10	5.9%
Loan servicing fees	218	186	32	17.2%
Debit card interchange fees	207	178	29	16.3%
Other charges, commissions and fees	334	317	17	5.4%
Noninterest income before (losses) gains on sales and impairment of assets	2,069	1,910	159	8.3%
Net (losses) gains on sales and impairment of investment securities	(2,150)	108	(2,258)	-100.0%
Net (losses) gains on sales of loans and foreclosed real estate	(79)	42	(121)	100.0%
Total noninterest (loss) income	$(160)	$2,060	$(2,220)	-107.8%

For the three months ended September 30, 2008, noninterest income before (losses) gains on sales and impairment of assets increased $48,000, or 7.2%, when compared with the three months ended September 30, 2007. The increase in service charges on deposit accounts was primarily attributable to an increase in both ATM fees and other miscellaneous fees charged to depositor accounts. The increase in other charges, commissions and fees was primarily due to an increase in fees associated with ATM surcharges and interchange income.  The increase in net securities losses is a result of recording other-than-temporary impairment charges of $1.8 million, as previously discussed.  The increase in net losses on the sale of loans and foreclosed real estate is the result of selling three foreclosed properties at losses and the write down in value of two additional properties.

For the nine months ended September 30, 2008, noninterest income before (losses) gains on sales and impairment of assets increased $159,000, or 8.3%, when compared with the nine months ended September 30, 2007.   The majority of the increase in noninterest income before (losses) gains on sales and impairment of assets was comprised of an increase in service charges on deposit accounts, loan servicing fees and an increase in debit card interchange fees.  The overall increase in service charges on deposit accounts was primarily attributable to an increase in the overall number of deposit accounts. The increase in loan servicing fees was from new loan charges for the discharge of collateral and forfeited rate-lock fees, which were implemented in late 2007 and early 2008.  The increase in debit card interchange fees was due to an increase in issued Visa debit cards and an increase in their usage.  The change in losses on securities is attributable to the other-than-temporary impairment charges on available-for-sale securities, as previously discussed.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended September 30,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$1,284	$1,263	$21	1.7%
Building occupancy	331	305	26	8.5%
Data processing	335	339	(4)	-1.2%
Professional and other services	158	130	28	21.5%
Amortization of intangible assets	-	55	(55)	-100.0%
Other operating	354	320	34	10.6%
Total noninterest expense	$2,462	$2,412	$50	2.1%

	Nine Months Ended September 30,
(In thousands)	2008	2007	Change
Salaries and employee benefits	$3,863	$3,764	$99	2.6%
Building occupancy	1,009	935	74	7.9%
Data processing	974	1,033	(59)	-5.7%
Professional and other services	580	593	(13)	-2.2%
Amortization of intangible assets	-	166	(166)	-100.0%
Other operating	982	906	76	8.4%
Total noninterest expense	$7,408	$7,397	$11	0.1%

Total noninterest expense increased $50,000 for the three months ended September 30, 2008 when compared to the same period for 2007.  An increase in salaries and employee benefits of $21,000 was primarily due to merit based wage adjustments.  Building occupancy expenses were $26,000 higher than the comparable quarter of 2007 as a result of increases in both depreciation and equipment maintenance expenses.  Professional and other services expense increased $28,000 primarily from an increased number of advertising campaigns and investment management fees.  Other operating expenses increased $34,000 due to expenses related to other real estate owned and office supplies.  These increases were offset by decreases in information technology and amortization expenses.  Amortization expense decreased $55,000 as core deposit intangibles, from a 2002 branch acquisition, became fully amortized in October 2007.  Information technology expenses were $4,000 lower than the comparable quarter of 2007 as a result of decreased depreciation.

Total noninterest expense increased $11,000 for the nine months ended September 30, 2008 when compared to the same period for 2007.  The increase in salaries and employee benefits was the result of normal merit increases and increased employee benefit costs.  The $74,000 increase in building occupancy expenses was primarily due to increases in property taxes, depreciation and equipment maintenance. Data processing expenses were $59,000 lower than the comparable period in 2007 as a result of decreases in both depreciation and check processing charges.   Professional and other services expense decreased $13,000 primarily from the elimination of consulting fees related to the Sarbanes Oxley 404 review process, which were incurred in 2007, offset by new consulting relationships relating to product pricing and compensation evaluation.  Amortization expense decreased $166,000 as the previously mentioned core deposit intangibles became fully amortized in October 2007.  The increase in other expenses was primarily the result of higher costs associated with foreclosed real estate properties.

During 2009, we anticipate that our noninterest expense will increase significantly as a result of higher FDIC deposit insurance premiums being assessed.

Income Tax Expense

The Company realized a $288,000 and $82,000 tax benefit for the three and nine months ended September 30, 2008, respectively.  Income taxes decreased $360,000 for the quarter ended September 30, 2008, as compared to the same period in 2007. For the nine-month period ended September 30, 2008 income taxes decreased $230,000.  The effective tax rate was

28.5% (benefit) and 18.9% (expense) for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The decrease in income tax expense and the effective tax rate in 2008 compared to 2007, resulted from significant losses from investment impairment charges.  The Company has reduced its tax rate from the statutory rate of 34% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies, offset by a valuation allowance established on deferred tax assets relating to capital losses generated by the impairment charges.

As of September 30, 2008, management evaluated its deferred tax assets to determine if the benefit of the temporary differences would more likely than not be realized.  Based on this evaluation, management concluded that a portion of the capital loss generated by the impairment charges on the mutual funds would most likely not be realized, as there were not sufficient capital gains to absorb the capital losses.  Accordingly, the income tax benefit recorded for the three and nine months ended September 30, 2008 was reduced by $212,000 to account for the valuation allowance recorded.

Changes in Financial Condition

Assets

Total assets increased approximately $32.2 million, or 10%, to $352.9 million at September 30, 2008, from $320.7 million at December 31, 2007.  The increase in total assets was primarily the result of an increase of $10.1 million, or 15.5%, in investment securities, a $19.9 million increase in net loans receivable and a $1.5 million increase in cash and cash equivalents.  Investment securities portfolio growth is the result of purchases of mortgage-backed securities, corporate bonds and a $2.0 million certificate of deposit invested with a large money center financial institution. The loan portfolio increase primarily reflects small business commercial loan and residential real estate loan originations.  The Company continues to transform its traditional thrift balance sheet toward that of a community bank with a more diverse mix of residential, consumer and commercial loans. The increase in cash and cash equivalents was primarily the result of higher month-end Federal Reserve check processing activity.

Based on management's assessment, at September 30, 2008, the Company held securities in which management determined that its decline in fair value was expected to be other-than-temporary.  As a result of this determination, an other-than-temporary impairment charge of $875,000 relating to the Company’s $1,000,000 holdings in a senior unsecured bond issued by Lehman Brothers Holdings Inc., which filed a Chapter 11 Bankruptcy petition on September 15, 2008, was recorded.  In addition to this charge, the Company also recorded an other-than-temporary impairment charge of $690,000 relating to its holdings in the AMF Large Cap Equity Fund and $269,000 relating to its holdings in the AMF Ultra Short Mortgage Fund.  At September 30, 2008, the total carrying value of the Company’s remaining investment in the AMF Large Cap Equity Fund was approximately $2,192,000.  The carrying value of the AMF Ultra Short Mortgage Fund at September 30, 2008 was approximately $2,804,000. It is possible that the Company will have to recognize future losses on these investments, absent improvement in the real estate and mortgage securities markets.

Management has reviewed the remainder of its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

Liabilities

Total liabilities increased $33.2 million, or 11.1%, to $332.2 million at September 30, 2008, from $299.0 million at December 31, 2007.  Deposits increased $13.7 million, or 5.4%, long-term borrowings increased $15.4 million, and short-term borrowings increased $3.4 million.  The increase in deposits was the result of an increase of $5.5 million in municipal customer deposits, combined with an $8.2 million increase in retail deposits.  The municipal deposit increase was driven by the receipt of tax revenues by our municipal customers.  The increase in retail deposits was primarily the result of increased business demand deposit and MMDA accounts.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007
Nonaccrual loans:
Commercial real estate and commercial	$1,665	$521	$1,001
Consumer	43	150	143
Real estate - Mortgage	969	920	894
Total nonaccrual loans	2,677	1,591	2,038
Total non-performing loans	2,677	1,591	2,038
Foreclosed real estate	253	865	310
Total non-performing assets	$2,930	$2,456	$2,348
Non-performing loans to total loans	1.10%	0.71%	0.94%
Non-performing assets to total assets	0.85%	0.77%	0.75%

Total non-performing loans increased 68% at September 30, 2008, when compared to December 31, 2007.  The increase in total non-performing loans is primarily the result of deteriorating national and regional general economic conditions; the increase is comprised of a number of smaller commercial lending relationships, which are being actively monitored. Management believes that the underlying collateral and associated guarantees, combined with the existing reserves provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at September 30, 2008 and December 31, 2007 was $2.2 million and $1.7 million, or 0.92% and 0.76% of period end loans, respectively.

Capital

Shareholders' equity at September 30, 2008, was $20.7 million as compared to $21.7 million at December 31, 2007.  The Company’s retained earnings were reduced as the result of a net loss for the nine months ended September 30, 2008 of $206,000, which was primarily due to the impact of impairment charges taken in the third quarter.  Retained earnings were also reduced by cash dividends declared of $602,000. Total capital was further reduced by unrealized holding losses, net of tax, on securities of $210,000. The cumulative effect adjustment to reflect the change in measurement date under SFAS 158 and the amortization of the pension plan net losses and prior service liability and postretirement transition obligation netted to increase capital by $3,000.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks, which supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2008, Pathfinder Bank exceeded all regulatory required minimum capital ratios and continues to meet the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of September 30, 2008 and December 31, 2007 are presented in the following table.

					Minimum
					To Be "Well
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008:
Total Core Capital (to Risk-Weighted Assets)	$25,439	10.9%	$18,598	8.0%	$23,247	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,197	10.0%	$9,299	4.0%	$13,948	6.0%
Tier 1 Capital (to Average Assets)	$23,197	6.8%	$13,702	4.0%	$17,127	5.0%

As of December 31, 2007:
Total Core Capital (to Risk-Weighted Assets)	$25,447	12.2%	$16,648	8.0%	$20,810	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,744	11.4%	$8,324	4.0%	$12,486	6.0%
Tier 1 Capital (to Average Assets)	$23,744	7.7%	$12,437	4.0%	$15,548	5.0%

The board of directors and management are presently analyzing the potential merits of participating in the Capital Purchase Program (CPP) of the Treasury Department’s Troubled Asset Relief Program (TARP).  It is the general view of the board and management that in the present national economic risk environment, enhancing the Bank’s capital ratios is both prudent, given the current climate, and potentially opportunistic as we move into the next business cycle.  Additionally, any increase to capital will continue to support the bank’s lending activities to individuals, families, and businesses in our community.

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

The Company has a number of existing credit facilities available to it.  The combined aggregate amount of credit available in connection with its existing facilities is approximately $75.0 million at September 30, 2008.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2008, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

     PATHFINDER BANCORP, INC.

November 13, 2008                                                             /s/ Thomas W. Schneider
Date:                                                                                    Thomas W. Schneider
                              President and Chief Executive Officer

November 13, 2008                                                              /s/ James A. Dowd
Date:                                                                                      James A. Dowd
Senior Vice President and Chief Financial Officer