Form 10-K
period 2008-12-31
PATHFINDER BANCORP INC
filed 2009-03-27
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
or
* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

        Commission file number: 000-23601
        PATHFINDER BANCORP, INC.
        (Exact name of registrant as specified in its charter)
       Federal                                                                                                                                                                                                            16-1540137
(State or other jurisdiction of                                                                                                                                                                                          (I.R.S. Employer
incorporation or organization)                                                                                                                                                                                       Identification No.)

214 West First Street
Oswego, NY                                                                                                                                                                                                                         13126
(Address of principal executive offices)                                                                                                                                                                           (Zip Code)

Registrant's telephone number, including area code:  (315) 343-0057

Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                                                                                                                                                                                      Name of each exchange on which registered
Common Stock, $0.01 par value                                                                                                                                                                                    The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES *      NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES * NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *                                    Accelerated filer  *                                           Non-accelerated filer  *                                                      Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Capital Market, was approximately $5.8 million.

As of March 13, 2009, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

(2) Annual Report to Stockholders (Part II and IV).

TABLE OF CONTENTS

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2008
PATHFINDER BANCORP, INC.

                          Page
PART I
Item 1.                 Business                                                                                                                                                                                1
Item 1A.             Risk Factors                                                                                                                                                                         11
Item 1B.              Unresolved Staff Comments                                                                                                                                             14
Item 2.                 Properties                                                                                                                                                                            15
Item 3.                 Legal Proceedings                                                                                                                                                              15
Item 4.                 Submission of Matters to a Vote of Security Holders                                                                                                  15

PART II
Item 5.                 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer                                                16
    Purchases of Equity Securities
Item 6.                 Selected Financial Data                                                                                                                                                     17
Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations                               18
Item 7A.              Quantitative and Qualitative Disclosures About Market Risk                                                                                   34
Item 8.                 Financial Statements and Supplementary Data                                                                                                             35
Item 9.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                            71
Item 9A(T).        Controls and Procedures                                                                                                                                                   71
Item 9B.              Other Information                                                                                                                                                               71

PART III
Item 10.                 Directors, Executive Officers and Corporate Governance                                                                                          72
Item 11.                 Executive Compensation                                                                                                                                                 72
Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related                                                72
           Stockholder Matters
Item 13.                 Certain Relationships and Related Transactions, and Director Independence                                                      72
Item 14.                 Principal Accountant Fees and Services                                                                                                                      72

PART IV
Item 15.                 Exhibits and Financial Statement Schedules                                                                                                                73

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

SIGNIFICANT REGULATORY DEVELOPMENTS

The Company is engaged in the financial services industry.  This industry has undergone, and will most likely further undergo, significant regulatory developments.  Significant regulatory developments as of the date of this report are described in the “Regulation and Supervision” section below.  The regulatory landscape changes nearly daily and readers are cautioned not to rely solely on the disclosures contained herein.

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank").  The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company").   At December 31, 2008, the Mutual Holding Company held 1,583,239 shares of the Company’s common stock (“Common Stock”) and the public held 901,593 shares of Common Stock (the "Minority shareholders").  At December 31, 2008, Pathfinder Bancorp, Inc. had total assets of $352.8 million, total deposits of $269.4 million and shareholders' equity of $19.5 million.

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

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate.  At December 31, 2008, $190.4 million, or 76% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $135.3 million, or 71%, were loans secured by one- to four-family residences and $55.1 million, or 29%, were secured by commercial real estate.  Additionally, $24.4 million, or 10%, of total loans, were secured by second liens on residential properties that are classified as consumer loans.  The Bank also originates commercial and consumer loans that totaled $30.7 million and $3.5 million, respectively, or 14%, of the Bank's total loan portfolio at December 31, 2008.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.  The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

Pathfinder Bank formed a New York state chartered limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, in October of 2002.  Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area.

In April 1999, the Bank established Pathfinder REIT, Inc., a New York corporation, as the Bank's wholly-owned real estate investment trust subsidiary.  At December 31, 2008, Pathfinder REIT, Inc. held $21.7 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership in Whispering Oaks Development Corp., a New York corporation, which is retained in case the need to operate or develop foreclosed real estate emerges.  This subsidiary is currently inactive.

In addition, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of trust preferred securities.

Employees

As of December 31, 2008, the Bank had 89 full-time employees and 18 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank encounters strong competition both in attracting deposits and in originating real estate loans and other loans.  Its most direct competition for deposits has historically come from commercial banks, savings banks, savings associations and credit unions in its market area.  Competition for loans comes from such financial institutions as well as mortgage banking companies.  The Bank competes for deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services.  The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.  The recent turmoil in the residential mortgage sector of the United States economy has caused certain competitors to be less effective in the market place.  While Central New York did not experience the level of speculative lending and borrowing in residential real estate that has deeply impacted other regions on a national basis, certain mortgage brokers and finance companies are either no longer operating, or have limited aggressive lending practices.  Additionally, as certain money centers and large regional banks grapple with current economic conditions and the related credit crisis, their ability to compete as effectively has been muted.  Management believes that these conditions have created a window of reduced competition for residential loans, and to a lesser extent, commercial real estate loans.

REGULATION AND SUPERVISION

General

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit  Insurance Fund (“DIF ”).  The Bank is subject to extensive regulation by the New York State Banking Department (the “Department”), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator.  The Bank is required to file reports with, and is periodically examined by, the FDIC and the Superintendent of the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is subject to certain regulations by the Federal Home Loan Bank System.  The Company and the Mutual Holding Company are federally chartered.  Consequently, they are subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies.  Any change in such regulations, whether by the Department, the FDIC, or the OTS could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.

Recent Regulatory Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  EESA provides, among other things, for a Troubled Assets Relief Program (“TARP”), under which the U.S. Department of the Treasury has the authority to purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury Department announced a Capital Purchase Program (“CPP”) under the TARP pursuant to which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies.  Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the department holds equity issued under the CPP.  We have filed an application to receive an investment of up to approximately $7 million under the CPP.  However, Treasury has not yet provided the terms for CPP participation by companies in the mutual holding company form of organization.  Accordingly, we have not yet determined whether or not we will accept a CPP investment, or the amount of such investment, if our application is approved.  When the terms for CPP participation by companies in the mutual holding company structure are announced by Treasury, we will evaluate whether to pursue participation in the program.

On February 10, 2009, Treasury announced its Capital Assistance Program (“CAP”) under which Treasury will make capital available to financial institutions through Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or in part at the option of the institution, subject to the approval of the institution’s primary federal regulator.  Institutions that have received an investment from Treasury under the CPP may use proceeds from the CAP to redeem preferred shares issued in the CPP, effectively exchanging the preferred stock sold under the CPP for CAP convertible preferred stock.  As with the CPP, Treasury has not yet provided the terms for CAP participation by companies in the mutual holding company structure.  Accordingly, we have not yet determined whether we will apply for or accept a CAP investment.  When the terms for CAP participation by companies in the mutual holding company structure are announced by Treasury, we will evaluate whether to pursue participation in the program.

On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits, depending on the risk category of the institution and the institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment to 10 basis points under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense of approximately $300,000 to $600,000, respectively. The interim rule also allows for additional special assessments.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”).  This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP.  The Company has chosen to participate in both components of the TLGP.  The additional expense related to this coverage is not expected to be significant for Pathfinder Bank.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

New York State Banking Law and FDIC Regulation

The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.  Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets.  New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority.  A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Banking Board.  Under FDICIA and the FDIC’s implementation of regulations, the Bank’s investment and service corporation activities are limited to activities permissible for a national bank unless the FDIC otherwise permits it.

The FDIC and the Superintendent have broad  enforcement authority over the Bank.  Under this authority, the FDIC and the Superintendent have the ability to issue formal or informal orders to correct violations of laws or unsafe or unsound banking practices.

FDIC Insurance on Deposits

The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.

The Federal Deposit Insurance Reform Act of 2005 was signed into law on February 8, 2006, and gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves.  The reform legislation provided a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed; combined the BIF and SAIF to form a single Deposit Insurance Fund; increased deposit insurance to $250,000 for Individual Retirement Accounts; and authorized inflation-based increases in deposit insurance on other accounts every 5 years. In 2008, Congress has temporarily extended the $250,000 insurance limit to all other depositor accounts through December 31, 2009.

The credit provided by the 2005 Act is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. Those institutions having credits could use them to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may apply the remaining credits to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. Pathfinder Bank offset 90% of its DIF assessments with available one-time assessment credits for the first two quarters of 2008 and took the remaining balance of the credit against the third quarter assessment. For the first nine months of 2008, credits utilized to offset amounts assessed for Pathfinder Bank totaled $76,000. Fourth quarter 2008 assessments for Pathfinder Bank, which will be assessed in March 2009 and will not be offset by credits, are estimated to be approximately $45,000.

See the discussion of recent regulatory developments relating to the FDIC and its anticipated impact on the Company discussed above under the caption “Recent Regulatory Developments”.

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

These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, and a Tier I risk based capital level of at least 4%.

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

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  New York law also restricts the Bank from declaring a dividend that would reduce its capital below the amount that is required to be maintained by state law and regulation.  The Company is also subject to the OTS capital distribution rules by virtue of being an OTS regulated savings and loan holding company.

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law.  Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The Bank currently meets the criteria to be classified as a "well capitalized" savings institution.

Transactions With Affiliates and Insiders

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank, and any companies that are controlled by such parent holding company, are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

Federal Holding Company Regulation

General.  The Company and the Mutual Holding Company are nondiversified savings and loan holding companies within the meaning of the Home Owners' Loan Act.  The Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements.  As such, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Conversion of the Mutual Holding Company to Stock Form.  OTS regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction").  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction.  Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the Mutual Holding Company converts to stock form.  The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Federal Securities Law

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts).  At December 31, 2008, the Bank was in compliance with these reserve requirements.

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

The USA PATRIOT Act

The USA PATRIOT Act (“the PATRIOT Act”) was signed into law on October 26, 2001.  The PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution.  Accordingly, if the Company were to engage in a merger or other acquisitions, its controls designed to combat money laundering would be considered as part of the application process.  The Company and the Bank have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) was signed into law on July 30, 2002.  Sarbanes-Oxley is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by Section 302(a) of Sarbanes-Oxley, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the company’s quarterly and annual reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.  Recently revised dates for compliance with Section 404 have given non-accelerated filers some relief by extending the date for compliance with auditor attestation requirements to the year ending December 31, 2009.  We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program ("TARP"), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

Under the TARP, the United States Department of Treasury authorized a voluntary Capital Purchase Program to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. The board of directors and management analyzed the potential merits of participating in the Capital Purchase Program (“CPP”) of the Treasury Department’s TARP.  It is the general view of the board and management that in the present national economic risk environment, enhancing the Company’s capital ratios is both prudent, given the current climate, and potentially opportunistic as we move into the next business cycle.  Additionally, any increase to capital will continue to support the Company’s lending activities to individuals, families, and businesses in our community.  In November, Pathfinder Bancorp, M.H.C., the mutual holding company parent of Pathfinder Bancorp, Inc. filed its original application requesting CPP funds.  Management is currently awaiting a response from the treasury relating to its application.  Treasury has yet to provide a term sheet for mutually chartered companies.  Companies participating in the CPP were required to adopt certain standards relating to executive compensation. The terms of the CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

See the discussion of recent regulatory developments relating to the Emergency Economic Stabilization Act of 2008 and the economic recovery package discussed above under the caption “Recent Regulatory Developments”.

The Company maintains an Internet website located at www.pathfinderbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.  The Company has also made available on its website its Audit Committee Charter, Compensation Committee Charter, Governance Guidelines (which serve as the Nominating / Governance Committee’s charter) and Code of Ethics.  These reports are made available as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission.

The Company's Annual Report on Form 10-K may be accessed on the Company's website at www.pathfinderbank.com/annualmeeting.

FEDERAL AND STATE TAXATION

Federal Taxation

The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank.

Bad Debt Reserves.  Prior to the Tax Reform Act of 1996 (“the 1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income.  As a result of the 1996 Act, the Bank must use the small bank experience method in computing its bad debt deduction.

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

State Taxation

New York Taxation.  The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 7.1% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250.  Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications.  Net operating losses arising in the current period can be carried forward to the succeeding 20 taxable years.

ITEM 1A: RISK FACTORS

The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

Changes in Interest Rates Can Have an Adverse Effect on Profitability

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Increased Emphasis on Commercial Business and Real Estate Lending May Expose It To Increased Lending Risks.

At December 31, 2008, the Company’s loan portfolio consisted of $55.1 million, or 22% of commercial real estate loans, and $30.7 million, or 12% of commercial business loans.  The Company intends to increase its emphasis on these types of loans.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose the Company to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, the Company may need to increase its allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.

Continued or Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce the Company’s Earnings.

During 2008, the Company recorded losses from other-than-temporary impairment on investment securities totaling $1.6 million, net of the related tax benefits of $659,000. At December 31, 2008, gross unrealized losses in the Company’s investment portfolio equaled approximately $2.4 million relating to securities with an aggregate fair value of $72.1 million.  There can be no assurance that future factors or combinations of factors will not cause the Company to conclude in one or more future reporting periods that an unrealized loss that exists with respect to any of its securities constitutes an impairment that is other than temporary.

If the Company’s Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Its Earnings and Stockholders’ Equity Could Decrease

The Company owns common stock of the Federal Home Loan Bank of New York (FHLB-NY). The Company holds the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2008 was $2.5 million based on its par value. There is no market for our FHLB-NY common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, the Company believes that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

Allowance For Loan Losses May Be Insufficient

The Company’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Company may experience significant loan losses, which would have a material adverse effect on earnings. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.

The Company maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.  In addition, regulatory agencies review the Company’s allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in the Company’s allowance for loan losses would reduce its earnings.

Extensive Regulation and Supervision

The Company, primarily through its principal subsidiaries, Pathfinder Bank and Pathfinder Commercial Bank, and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. The Company is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes and have been increasingly active in the current economic environment. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products it may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s compliance with certain of these laws will be considered by banking regulators when reviewing bank merger and bank holding company acquisitions. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the “Regulation and Supervision” section in Item 1, “Business” and Note 17 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data”, which are located elsewhere in this report.

Local Market Economies

The Company’s business is concentrated in Oswego and parts of Onondaga counties of New York State.  The economy in the Company’s market area is manufacturing-oriented and dependent on the State University of New York College at Oswego.  As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. Throughout 2008 and into the current year, there have been considerable concerns about the deepening economic downturn in both national and international markets; the level and volatility of energy prices; a weakened housing market; the troubled state of financial and credit markets; Federal Reserve positioning of monetary policy; rising private sector layoffs and unemployment, which caused consumer spending to slow; the underlying impact on businesses’ operations and abilities to repay loans as consumer spending slowed; continued stagnant population growth in upstate New York; and continued slowing of automobile sales. Late in 2008, the U.S economy was identified as having been in recession since the fourth quarter of 2007. However, given that all of the Company’s loans are to customers in upstate New York, which is a traditionally slower growth or stagnant region of New York, the impact of deteriorating national market conditions was not as pronounced on borrowers in this region as compared with other areas of the country. Therefore, despite the conditions, as previously described, the Company has not experienced severe credit issues through 2008. A prolonged period of economic recession or other adverse economic conditions in one or both of these counties could have a negative impact on the Company. The Company can provide no assurance that conditions in its market area economies will not deteriorate in the future and that such deterioration would not have a material adverse effect on the Company.

Competition in the Financial Services Industry

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. The Company competes with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, asset managers, insurance companies and a growing list of other local, regional and national institutions which offer financial services. If the Company is unable to compete effectively, it will lose market share and income generated from loans, deposits, and other financial products will decline.

Loss of Executive Officers or Other Key Personnel

Our success depends, to a great extent, upon the services of our executive officers.  The unexpected loss of these individuals could have an adverse effect on our operations.  From time to time, we also need to recruit personnel to fill vacant positions for experienced lending officers and branch staff.  Competition for qualified personnel in the banking industry is significant, and there is no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, sales and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the needs of our organization resulting from future growth.  Our inability to hire or retain key personnel could have an adverse effect on the Company’s results of operations.

The Company’s Expenses Will Increase As A Result Of Increases in FDIC Insurance Premiums.

On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule changing the way that the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. For more information on FDIC assessments, see “Regulation and Supervision—FDIC Insurance on Deposits”.

Future Legislative or Regulatory Actions Responding to Perceived Financial and Market Problems Could Impair the Company’s Rights Against Borrowers.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting the Company’s rights as a creditor, to be implemented, the Company could experience increased credit losses or increased expense in pursuing its remedies as a creditor.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, and six branch offices located in Oswego County.  The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2008.  The aggregate net book value of the Bank's premises and equipment was $7.5 million at December 31, 2008.  For additional information regarding the Bank's properties, see Notes 7 and 15 to the Consolidated Financial Statements.

LOCATION	OPENING DATE	OWNED/LEASED
Main Office 214 West First Street Oswego, New York 13126	1874	Owned
Plaza Branch Route 104, Ames Plaza Oswego, New York 13126	1989	Owned (1)
Mexico Branch Norman & Main Streets Mexico, New York 13114	1978	Owned
Oswego East Branch 34 East Bridge Street Oswego, New York 13126	1994	Owned
Lacona Branch 1897 Harwood Drive Lacona, New York 13083	2002	Owned
Fulton Branch 5 West First Street South Fulton, New York 13069 Central Square Branch 3025 East Ave Central Square, New York 13036	2003 2005	Owned (2) Owned
(1)	The building is owned; the underlying land is leased with an annual rent of $21,000
(2)	The building is owned; the underlying land is leased with an annual rent of $30,000

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2008 to a vote of the Company’s shareholders.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the Nasdaq Capital Market under the symbol "PBHC".  There were 367 shareholders of record as of March 11, 2009.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2008	$13.500	$6.000	$0.1025
September 30, 2008	10.250	6.890	0.1025
June 30, 2008	11.250	7.000	0.1025
March 31, 2008	16.550	9.720	0.1025
December 31, 2007	$10.880	$9.070	$0.1025
September 30, 2007	12.390	9.350	0.1025
June 30, 2007	13.250	11.930	0.1025
March 31, 2007	14.000	12.780	0.1025

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions.  Given deteriorating economic conditions, the Company’s focus is on the retention and growth of capital, and it is, therefore, unlikely to replicate the historical dividend payout in 2009.  The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or  receive dividends each time the Company declares a dividend.  The election to waive the dividend receipt requires prior non-objection of the OTS.  Pathfinder Bancorp, M.H.C. elected to waive its dividend for the quarter ended June 30, 2008, receiving dividends for the other three quarters.  During 2009, Pathfinder Bancorp, M.H.C. expects to waive two quarterly dividends, however the OTS has not yet issued its non-objection letter thereto.

If the Company chooses to participate in the Treasury’s CPP program, its ability to pay dividends to its stockholders may be restricted.

ITEM 6: SELECTED FINANCIAL DATA

Pathfinder Bancorp, Inc. (“the Company”) is the parent company of Pathfinder Bank and Pathfinder Statutory Trust I.  Pathfinder Bank has three operating subsidiaries – Pathfinder Commercial Bank, Pathfinder REIT, Inc., and Whispering Oaks Development Corp.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere  in this annual report on  Form 10-K.

	2008	2007	2006	2005	2004
Year End (In thousands)
Total assets	$352,760	$320,691	$301,382	$296,948	$302,037
Loans receivable, net	247,400	221,046	201,713	187,889	185,125
Deposits	269,438	251,085	245,585	236,377	236,672
Shareholders’ Equity	19,495	21,704	20,850	20,928	21,826

For the Year (In thousands)
Net interest income	$10,675	$8,667	$8,346	$8,742	$8,905
Noninterest income	551	3,042	2,615	2,040	3,047
Noninterest expense	9,935	9,838	9,668	10,060	9,307
Net income	368	1,122	1,028	462	1,405

Per Share
Net income (basic)	$0.15	$0.45	$0.42	$0.19	$0.58
Book value	8.04	8.74	8.45	8.50	8.91
Tangible book value (a)	6.50	7.19	6.82	6.77	7.04
Cash dividends declared	0.41	0.41	0.41	0.41	0.41

Ratios
Return on average assets	0.11%	0.36%	0.34%	0.15%	0.47%
Return on average equity	1.70	5.27	4.86	2.16	6.45
Return on average tangible equity (a)	2.07	6.47	6.04	2.72	8.17
Average equity to average assets	6.32	6.82	7.03	6.95	7.29
Dividend payout ratio (b)	232.61	62.03	66.73	147.84	47.54
Allowance for loan losses to loans receivable	0.99	0.76	0.74	0.89	0.98
Net interest rate spread	3.22	2.81	2.92	3.07	3.22
Noninterest income to average assets	0.16	0.98	0.87	0.66	1.02
Noninterest expense to average assets	2.91	3.15	3.21	3.28	3.12
Efficiency ratio (c)	73.02	85.89	88.71	89.16	84.21

(a)	Tangible equity excludes intangible assets.
(b)	The dividend payout ratio is calculated using dividends declared and not waived by the Company’s mutual holding company parent, Pathfinder Bancorp, M.H.C., divided by net income.
(c)
The efficiency ratio is calculated as noninterest expense divided by the sum of taxable-equivalent net interest income and noninterest income excluding net (losses) gains on sales and impairment of investment securities and net (losses) gains on sales of loans and foreclosed real estate.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 10 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2008, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and the public held 36.3%.

This Annual Report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  The Company’s management believes that such non-GAAP financial measures are useful to management and investors as it enhances their ability to evaluate and compare the Company’s operating results from period to period in a meaningful manner, as operating results excluding other than temporary impairment charges on its investment security holdings are essential in understanding the financial performance of the Company, and is more representative of the basis that management utilizes to monitor financial performance.  Readers are cautioned that non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, and should consider the impairment charges recorded during 2008 in assessing the Company’s performance.  Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analyzing the Company’s performance under GAAP, nor are they necessarily comparable to non-GAAP measures presented by other companies.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage and other loans, investment securities and other assets, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees, service charges and servicing rights, net gains and losses on sales of securities, loans and foreclosed real estate, and noninterest expense such as employee compensation and benefits, occupancy and equipment costs, data processing costs and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, of which these events are beyond the control of the Company.  In particular, the general level of market rates tends to be highly cyclical.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of goodwill for impairment, the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $540,000 was established during the year ended December 31, 2008, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due to non-taxable investment securities, and bank owned life insurance offset by the valuation allowance established on a portion of the capital loss carry forwards.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 11 to the consolidated financial statements.

As a result of deteriorating economic conditions in the financial markets, which impacted the trading value of the Company’s common stock, management engaged an independent third party to test the Company’s goodwill for impairment as of December 31, 2008.  Testing was performed by utilizing a three-step valuation approach which is described in Note 8 to the consolidated financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity, except for security impairment losses, which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the security portfolio for other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Based on management's assessments during the year ended December 31, 2008, the Company recorded other than temporary impairment charges of $ 2,253,000, including an $875,000 charge on a $1,000,000 holding in a senior unsecured note issued by Lehman Brothers Holdings Inc., which filed a Chapter 11 Bankruptcy petition on September 15, 2008,  the AMF Large Cap Equity Fund in the amount of $690,000, $269,000 in the AMF Ultra Short Mortgage Fund, $67,000 in the Financial Institutions Fund and $10,000 on a stock investment in The Phoenix Companies.   In addition to the impairment charges, the Company’s available for sale investment portfolio at December 31, 2008 includes unrealized losses of $2.4 million.  See Note 3 to the consolidated financial statements for further discussion of the unrealized losses.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

The estimation of fair value is significant to several of our assets, including investment securities available for sale, intangible assets and foreclosed real estate, as well as the value of loan collateral when valuing loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for securities available for sale are obtained from an independent third party pricing service.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management made no adjustments to the fair value quotes that were provided by the pricing source.  Note 18 in the consolidated financial statements provides additional information on how we determine fair values. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on appraisals by third parties, less estimated costs to sell. If necessary, appraisals are updated to reflect changes in market conditions.

EXECUTIVE SUMMARY

Total deposits for the Company increased 7%, to $269.4 million at December 31, 2008, while the average balance of deposits increased $10.0 million to $265.8 million at December 31, 2008.  The Company will continue to focus on building market share in the Central Square and Fulton markets where the existing Pathfinder Bank share of the market is 20% or less.  In all other market areas, Pathfinder Bank currently has the majority of the current deposit market share. Pathfinder seeks to continue to develop core deposit relationships in all markets through the acquisition of demand deposit relationships.  Efforts will also be focused on the expansion of commercial deposit relationships with the Bank’s existing commercial lending relationships.

Total assets increased 10.0%, primarily in the loan and investment security portfolios.  The loan portfolio increased 12% with net growth in all loan categories. The Company expects to concentrate on continued commercial mortgage and commercial loan portfolio growth during 2009. The ratio of non-performing assets to total assets was 0.75% at December 31, 2008 compared to 0.77% in the prior year.  Although this ratio has remained relatively stable, there was a decrease in asset quality of the loan portfolio.  Non-performing loans increased $732,000, primarily due to commercial loan relationships.  This decrease in loan quality was offset by the reduction of foreclosed real estate of $530,000.

Net income for 2008 was $368,000, or $0.15 per share, as compared to $1.1 million, or $0.45 per share, in 2007.   The decline in income was primarily the result of the Company recording impairment charges on investment security holdings totaling $1.6 million, net of the related tax benefits of $659,000.  Core earnings, which represent earnings exclusive of investment portfolio other-than-temporary impairment losses, resulted in net income of $2 million or $0.79 per diluted share for the year ended December 31, 2008.

The following table reconciles the Company’s 2008 net income to core earnings, including per share figures.

	For the year ended
	December 31, 2008
Net Income	$ 368,000
Other than temporary impairment charge - investments	2,253,000
Related tax benefit	(659,000	) *
Core earnings	$1,962,000
Diluted earnings per share	$0.15
Other than temporary impairment charge, net of tax, per share	0.64
Core earnings, diluted earnings per share	$0.79

*Net of a deferred tax asset valuation reserve of $242,000 for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Net income for 2008 was $368,000, a decrease of $754,000, or 67%, compared to net income of $1.1 million for 2007.  Basic and diluted earnings per share decreased to $0.15 per share for the year ended December 31, 2008 from $0.45 per share, for the year ended December 31, 2007.  Return on average equity decreased to 1.70% in 2008 from 5.27% in 2007.  All of these declines in performance were primarily the result of the impairment charges described above.

Net interest income, on a tax equivalent basis, increased $2 million, or 22%, resulting from both volume increases in all loan categories and total investment securities and significant rate decreases applied to all interest-earning liabilities.  The provision for loan losses for the year ended December 31, 2008 increased $455,000, reflecting the increased inherent risk within the expanding commercial lending activities, the overall growth in the total loan portfolio and general weakening of economic conditions.  The Company experienced an 82% decrease in noninterest income.  Noninterest income increased 6%, exclusive of securities gains and losses, primarily attributable to increased cash surrender values of bank-owned life insurance, an increase in issued Visa Debit cards and increased usage from the existing customer base and increased loan servicing fees related to collateral discharges and new rate lock fees on loans that did not close. Noninterest expense increased only 1% due to increases in personnel expense, building occupancy, and other operating expenses, partially offset by a reduction in amortization of intangibles.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities, exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio result from the interaction between the volume and composition of earning assets and interest-bearing liabilities, and their respective yields and funding costs.

Net interest income, on a tax-equivalent basis, increased $2 million, or 22%, to $10.8 million for the year ended December 31, 2008, as compared to $8.8 million for the year ended December 31, 2007.  The Company's net interest margin for 2008 increased to 3.43% from 3.07% in 2007.  The increase in net interest income is attributable to an increase in the average balance of interest earning assets, combined with increased yields on interest earning assets and a decrease in the cost of interest-bearing liabilities.  The average balance of interest-earning assets increased $28.2 million, or 10%, during 2008 and the average balance of interest-bearing liabilities increased by $26.2 million, or 10%.  The increase in the average balance of interest earning assets primarily resulted from a $22.7 million increase in the average balance of the loan portfolio and a $7.7 million increase in the average balance of the security investment portfolio, offset by a $2.2 million reduction in the average balance of interest earning deposits. The increase in the average balance of interest-bearing liabilities primarily resulted from a $7.3 million, or 3%, increase in the average balance of deposits, combined with a $18.9 million, or 60%, increase in the average balance of borrowed funds.  Interest income, on a tax-equivalent basis, increased $1.0 million, or 6%, during 2008, as the decrease in yield on interest earning assets to 5.87% in 2008 from 6.08% in 2007 was offset by the 10% increase in volume.  Interest expense on deposits decreased $1.2 million, or 18%, as the cost of deposits dropped 60 basis points to 2.36% in 2008 from 2.96% in 2007.  Interest expense on borrowings increased $273,000, or 16%, during 2008 as the increase in the average balance of borrowed funds by 60% was partially offset by a decrease in the cost of borrowed funds to 4.00% in 2008 from 5.52% in 2007.

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

	For the Years Ended December 31,
	2008			2007			2006
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$130,702	$7,527	5.76%	$120,079	$6,945	5.78%	$119,417	$6,876	5.76%
Real estate loans commercial	49,040	3,620	7.38%	43,573	3,309	7.59%	35,076	2,705	7.71%
Commercial loans	27,033	1,751	6.48%	23,710	1,976	8.33%	19,961	1,574	7.88%
Consumer loans	26,291	1,915	7.28%	23,011	1,894	8.23%	20,153	1,641	8.14%
Taxable investment securities	74,105	3,365	4.54%	66,230	2,881	4.35%	66,788	2,658	3.97%
Tax-exempt investment securities	5,252	255	4.86%	5,446	258	4.74%	10,240	481	4.70%
Interest-earning deposits	2,851	61	2.14%	5,050	211	4.18%	1,779	91	5.12%
Total interest-earning assets	315,274	18,494	5.87%	287,099	17,474	6.08%	273,414	16,026	5.86%
Noninterest-earning assets:
Other assets	30,274			27,774			31,600
Allowance for loan losses	(2,006)			(1,583)			(1,661)
Net unrealized losses
on available for sale securities	(1,690)			(1,372)			(2,142)
Total assets	$341,852			$311,918			$301,211
Interest-bearing liabilities:
NOW accounts	$23,762	95	0.40%	$22,235	113	0.51%	$21,094	102	0.48%
Money management accounts	10,574	52	0.49%	11,348	89	0.78%	13,318	110	0.83%
MMDA accounts	29,181	570	1.95%	23,682	937	3.96%	20,608	786	3.81%
Savings and club accounts	52,482	168	0.32%	53,359	279	0.52%	58,997	266	0.45%
Time deposits	124,267	4,777	3.84%	122,333	5,483	4.48%	103,596	4,203	4.06%
Junior subordinated debentures	5,155	257	4.99%	6,454	511	7.81%	5,155	448	8.57%
Borrowings	45,239	1,756	3.88%	25,063	1,230	4.91%	33,589	1,608	4.79%
Total interest-bearing liabilities	290,660	7,675	2.64%	264,474	8,642	3.27%	256,357	7,523	2.93%
Noninterest-bearing liabilities:
Demand deposits	25,493			22,828			20,745
Other liabilities	4,088			3,338			2,943
Total liabilities	320,241			290,640			280,045
Shareholders' equity	21,611			21,278			21,166
Total liabilities & shareholders' equity	$341,852			$311,918			$301,211
Net interest income		$10,819			$8,832			$8,503
Net interest rate spread			3.22%			2.81%			2.93%
Net interest margin			3.43%			3.07%			3.11%
Ratio of average interest-earning assets
to average interest-bearing liabilities			108.47%			108.55%			106.65%

Interest Income

Changes in interest income result from changes in the average balances of loans and securities and the related yields on those balances.  Interest income on a tax-equivalent basis increased $1.0 million, or 5.8%.  Average loans increased 10.8% in 2008, with yields decreasing 35 basis points to 6.36%. The Company's average residential mortgage loan portfolio increased $10.6 million, or 8.8%, when comparing 2008 to 2007.  The average yield on the residential mortgage loan portfolio decreased 2 basis points to 5.76% in 2008 from 5.78% in 2007. The average balance of commercial real estate loans increased $5.5 million, or 12.5%, while the yield decreased to 7.38% in 2008 from 7.59% in 2007. Average commercial loans increased 14.0% and the tax-equivalent yield decreased to 6.48% in 2008 compared to 8.33%, in 2007.  The average balance of consumer loans increased $3.3 million, or 14.3% when compared to 2007. The average yield decreased 95 basis points, to 7.28% from 8.23% in 2007.

Interest income on investment securities increased 15.3% from 2007, resulting from an increase in the average balance of investment securities (taxable and tax-exempt) of $7.7 million, or 10.7%, to $79.4 million in 2008 from $71.7 million in 2007.  The average yield increased 18 basis points to 4.56% in 2008 from 4.38% in 2007.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related interest costs on those balances.  Interest expense decreased $967,000, or 11.2%, in 2008, when compared to 2007.  The decrease in the cost of funds resulted from a decrease in the average cost of interest-bearing liabilities of 63 basis points, to 2.64% in 2008 from 3.27% in 2007, partially offset by a $26.2 million increase in the average balance of interest-bearing liabilities during 2008.  The average cost of deposits decreased 60 basis points to 2.36% during 2008 from 2.96% for 2007.  The average balance of deposits increased $7.3 million to $240.3 million in 2008 from $233 million in 2007.  The increase in the average balance of deposits primarily resulted from a $5.5 million, or 23.2%, increase in the average balance of MMDA accounts and a $1.9 million, or 1.6%, increase in the average balance of time deposits.  The cost of junior subordinated debentures decreased 282 basis points, decreasing interest expense by $254,000, due to the new subordinated debentures rate of 3-month LIBOR plus 1.65% for 2008 versus 3 month LIBOR plus 3.45% for 2007.  The average balance of borrowed funds increased $20.2 million to $45.2 million at 2008 from $25 million at 2007.  The average cost of borrowed funds decreased 103 basis points, to 3.88% in 2008 from 4.91% in 2007.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably.

	For the Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$606	$(24)	$582	$42	$27	$69
Real estate loans commercial	405	(94)	311	647	(43)	604
Commercial loans	252	(477)	(225)	310	92	402
Consumer loans	253	(232)	21	235	18	253
Taxable investment securities	344	140	484	(24)	231	207
Tax-exempt investment securities	(9)	6	(3)	(227)	4	(223)
Interest-earning deposits	(71)	(79)	(150)	140	(20)	120
Total interest income	1,780	(760)	1,020	1,123	309	1,432
Interest Expense:
NOW accounts	7	(25)	(18)	5	6	11
Money management accounts	(6)	(31)	(37)	(15)	(6)	(21)
MMDA accounts	184	(551)	(367)	119	32	151
Savings and club accounts	(5)	(106)	(111)	(26)	39	13
Time deposits	86	(792)	(706)	831	450	1,281
Junior subordinated debentures	(90)	(164)	(254)	105	(42)	63
Borrowings	828	(302)	526	(418)	39	(379)
Total interest expense	1,004	(1,971)	(967)	601	518	1,119
Net change in net interest income	$776	$1,211	$1,987	$522	$(209)	$313

Provision for Loan Losses

The provision for loan losses increased $455,000 to $820,000 for the year ended December 31, 2008, as compared to the prior year.  The increased provision is reflective of a growing loan portfolio that is also more heavily weighted to commercial term and commercial real estate loans, which have higher inherent risk characteristics than a traditional consumer real estate portfolio, as well as a general weakening in economic conditions, resulting in increased levels of non-performing loans. Specifically, commercial and commercial real estate loans on non-accrual increased $934,000 to $1.5 million at December 31, 2008, as compared to $521,000 at the end of the prior year.  The current level of non-performing assets does not fall significantly outside of the Bank’s historic trend levels, however, the generally weak economic conditions nationally, and the current strain on consumer discretionary income have caused management to carefully monitor and react to these trends by increasing the provision for loan losses, maintaining the Company’s strict loan underwriting standards and carefully monitor the performance of the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains or losses on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	For the Years Ended December 31,
(In thousands)	2008	2007
Service charges on deposit accounts	$1,492	$1,474
Earnings on bank owned life insurance	293	225
Loan servicing fees	281	250
Debit card interchange fees	275	246
Other charges, commissions and fees	445	427
Core noninterest income	2,786	2,622
Net (losses) gains on sales and impairment of investment securities	(2,191)	378
Net (losses) gains on sales of loans and foreclosed real estate	(44)	42
Total noninterest income	$551	$3,042

Noninterest income in 2008 decreased 82%, when compared to 2007, as a result of a 6% increase in core noninterest income offset by net losses on sales and impairment of investment securities and net losses on sales of loans and foreclosed real estate. Earnings on bank owned life insurance increased 30% based on the growth in the cash surrender values of the insurance policies.  Loan servicing fees increased 12% due to new loan charges for the discharge of collateral and rate lock fees (recorded as income when a loan does not close), which were implemented in late 2007 and early 2008. The growth in interchange fees is due to an increase in issued Visa Debit cards and an increase in their usage.  Other charges, commissions and fees increased primarily due to foreign ATM usage fees.  Total noninterest income was significantly impacted by net losses on investment securities as a result of recording other than temporary impairment charges of $2,253,000 as discussed previously.  Net losses on the sale of loans/foreclosed real estate is due to the sale of six properties at a loss and the write down in value of two properties held in foreclosed real estate.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	For the Years Ended December 31,
(In thousands)	2008	2007
Salaries and employee benefits	$5,172	$5,094
Building occupancy	1,322	1,254
Data processing	1,330	1,333
Professional and other services	771	769
Amortization of intangible assets	-	182
Other operating	1,340	1,206
Total noninterest expense	$9,935	$9,838

Noninterest expenses increased $97,000, or 1%, for the year ended December 31, 2008 when compared to 2007.  Salaries and employee benefits increased 2% in 2008 primarily due to normal salary merit increases and incentive compensation.  A 5% increase in building occupancy expense was due to depreciation expenses and equipment maintenance.  The increase in other expenses was primarily due to expenses related to foreclosed real estate.  These increases were offset by a decrease in amortization expense of $182,000, as core deposit intangibles from a 2002 branch acquisition became fully amortized in October 2007.

Income Tax Expense

In 2008, the Company reported income tax expense of $103,000 compared with $384,000 in 2007.  The effective tax rate decreased to 22% in 2008 compared to a tax rate of 25% in 2007.  The decrease in income tax expense resulted primarily from lower pretax income of $1 million.  The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.  See Note 13 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 22% of the Company’s earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments are classified as available for sale.  The Company invests in securities consisting primarily of mortgage-backed securities, securities issued by United States Government agencies and sponsored enterprises, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2008, there were two securities that exceeded 10% of consolidated shareholders’ equity.  These securities were the AMF Large Cap Equity Fund, with a carrying value and fair value of approximately $2,192,000 and $1,734,000, respectively and the AMF Ultra Short Mortgage Fund, with a carrying value of $2,804,000 and a fair value of $2,517,000 as of December 31, 2008.  See Note 3 to the consolidated financial statements for further discussion of these two securities.

Investment securities increased $7.5 million to $74.7 million at December 31, 2008 from $67.1 million at December 31, 2007.  The increase in investment securities was primarily attributable to the investment of excess liquidity into corporate and mortgage-backed securities during the first two fiscal quarters of 2008.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	At December 31,
(In Thousands)	2008	2007	2006
Investment Securities:
US treasury and agencies	$9,126	$18,672	$19,966
State and political subdivisions	5,020	5,342	5,870
Corporate	12,181	6,392	5,575
Other	2,100	-	-
Mortgage-backed	39,478	28,615	25,481
Equity securities and FHLB stock	3,044	2,706	2,406
Mutual funds	4,996	6,514	6,336
	$75,945	$68,241	$65,634
Unrealized loss on available for sale portfolio	(1,258)	(1,103)	(1,415)
Total investments in securities	$74,687	$67,138	$64,219

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2008. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield
Debt investment securities:
US Treasury and agencies	$1,530	2.71%	$3,582	5.04%	$3,014	4.78%
State and political subdivisions	547	3.65%	1,858	3.55%	1,472	3.94%
Corporate	-	-	4,169	5.62%	3,994	5.52%
Other	-	-	2,100	4.74%	-	-
Total	2,077	2.96%	11,709	4.96%	8,480	4.98%
Mortgage-backed securities:
Mortgage-backed	432	4.20%	4,964	4.16%	6,285	4.79%
Total	432	4.20%	4,964	4.16%	6,285	4.79%
Other non-maturity investments:
Mutual funds	4,996	4.25%	-	-	-	-
Equity securities and FHLB stock	3,044	4.69%	-	-	-	-
Total	8,040	4.42%	-	-	-	-
Total investment securities	$10,549	4.12%	$16,673	4.72%	$14,765	4.90%

				Total
	More Than Ten Years			Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Average Yield	Cost	Value	Average Yield
Debt investment securities:
US Treasury and agencies	$1,000	5.20%	$9,126	$9,469	4.94%
State and political subdivisions	1,143	3.75%	5,020	4,973	3.72%
Corporate	4,018	4.01%	12,181	10,826	5.06%
Other	-	-	2,100	2,100	4.74%
Total	6,161	4.15%	28,427	27,368	4.75%
Mortgage-backed securities:
Mortgage-backed	27,797	5.10%	39,478	40,030	4.92%
Total	27,797	5.10%	39,478	40,030	4.92%
Other non-maturity investments:
Mutual funds	-	-	4,996	4,251	4.25%
Equity securities and FHLB stock	-	-	3,044	3,038	4.69%
Total	-	-	8,040	7,289	4.42%
Total investment securities	$33,958	4.93%	$75,945	$74,687	4.81%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Loans receivable represent 75% of the Company’s earning assets and account for the greatest portion of total interest income.  The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable.  It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term.  Commercial and municipal loans comprise 12% of the total loan portfolio.  At December 31, 2008, 77% of the Company’s total loan portfolio consisted of loans secured by real estate, and 22% of the total consisted of commercial real estate loans.

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Residential real estate (1)	$136,218	$126,666	$118,494	$119,707	$123,898
Commercial real estate	55,061	45,490	40,501	31,845	29,874
Commercial and municipal loans	30,685	25,288	23,001	18,334	16,834
Consumer loans	27,908	25,305	21,213	19,682	18,505
Total loans receivable	$249,872	$222,749	$203,209	$189,568	$189,111

(1) Includes loans held for sale. (None at December 31, 2008 and 2007.)

The following table shows the amount of loans outstanding as of December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$12,322	$35,132	$7,607	$55,061
Residential real estate	11,661	38,088	86,469	136,218
	23,983	73,220	94,076	191,279
Commercial and municipal loans	17,964	10,540	2,181	30,685
Consumer	11,105	4,468	12,335	27,908
Total loans	$53,052	$88,228	$108,592	$249,872

Interest rates:
Fixed	$3,451	$12,519	$100,397	$116,367
Variable	49,601	75,709	8,195	133,505
Total loans	$53,052	$88,228	$108,592	$249,872

Total loans receivable increased 12% when compared to the prior year.  Residential real estate loans increased $9.6 million, or 8%, during 2008.  The residential real estate portfolio consists of 64% fixed-rate mortgages and 36% adjustable-rate mortgages.  The increase in the residential real estate portfolio is principally due to an increase in 30-year fixed rate mortgages of $13 million and a $7 million increase in 15-year fixed rate mortgages, offset by a decrease in the 5/1 and 7/1 adjustable rate mortgage portfolio.  The increase in the fixed rate mortgage portfolio resulted from a decrease in the lending rate set by the Federal Reserve Bank to historic lows.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages.

Commercial real estate loans increased $9.6 million, or 21%, from the prior year as new loan products and relationships were added to the portfolio.

Commercial loans, including loans to municipalities, increased 21% over the prior year to $30.7 million at December 31, 2008.  The increase in commercial loans was primarily the result of new lending relationships with an expanding commercial customer base.  The Company has continued its efforts to transform its more traditional thrift balance sheet, which emphasized residential real estate lending, to a more diversified balance sheet, which includes a greater proportion of commercial lending products.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 10% to $27.9 million at December 31, 2008.  The increase resulted from an increase in home equity lines of credit.  The Company has promoted its home equity products by offering the customer loans with no closing costs at competitive market rates.

Non-performing Loans and Assets

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2008	2007	2006	2005	2004
Nonaccrual loans:
Commercial real estate and commercial	$1,455	$521	$481	$757	$776
Consumer	254	150	125	89	122
Residential real estate	614	920	566	834	953
Total nonaccrual loans	2,323	1,591	1,172	1,680	1,851
Total non-performing loans	2,323	1,591	1,172	1,680	1,851
Foreclosed real estate	335	865	471	743	798
Total non-performing assets	$2,658	$2,456	$1,643	$2,423	$2,649
Non-performing loans to total loans	0.93%	0.71%	0.57%	0.89%	0.98%
Non-performing assets to total assets	0.75%	0.77%	0.54%	0.82%	0.88%
Interest income that would have been recorded
under the original terms of the loans	$131	$71	$53	$34	$64

The asset quality of the Company has remained relatively unchanged when compared to the prior year.  Total non-performing assets (non-performing loans and foreclosed real estate) at December 31, 2008 were 0.75% of total assets as compared to 0.77% of total assets at December 31, 2007.  Total non-performing loans (past due 90 days or more) increased $732,000, or 46%, during 2008.  The increase in non-performing loans is primarily the result of increased commercial loan delinquencies.  Approximately 63% of the Company’s non-performing loans at December 31, 2008 are commercial real estate and commercial loans.  The increase in non-performing loans is primarily comprised of a number of smaller commercial lending relationships.  Management believes the financial strength of the individual borrowers, combined with the related value of any underlying collateral, will not result in any significant loss beyond currently established reserves.  The increase is being driven by general economic conditions in the market area. Total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 2.16% at December 31, 2008 as compared to 2.40% at December 31, 2007.  Approximately 63% of the Company’s non-performing loans at December 31, 2008 are secured by real estate with loss potential expected to be manageable within the allocated reserves.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At December 31, 2008 and 2007, the Company had $2.4 million and $1.7 million in loans, which were deemed to be impaired, having valuation allowances of $141,000 and $152,000, respectively.

Management has identified additional potential problem loans totaling $4.1 million as of December 31, 2008. These loans have been internally classified as substandard or lower, yet are not currently considered past due or in nonaccrual status. Management has identified potential credit problems which may result in the borrower not being able to comply with the current loan repayment terms and which may result in it being included in subsequent past due reporting. Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries.  The allowance for loan losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.  The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio.  The Company uses a general allocation method for the residential real estate and consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions.  The Company reviews individually commercial real estate and commercial loans greater than $150,000 that are not accruing interest and that are risk rated under the Company’s risk rating system as special mention, substandard, doubtful or loss to determine if the loans require an impairment reserve.  If impairment is noted, the Company establishes a specific reserve allocation.  The specific allocation is determined based on the most recent valuation of the loan’s collateral and the customer’s ability to pay.  For all other commercial real estate and commercial loans, the Company uses the general allocation method that establishes a reserve for each risk-rating category.  The general allocation method for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools.  The allowance for loan losses reflects management’s best estimate of probable loan losses at December 31, 2008.

The allowance for loan losses was $2.5 million at December 31, 2008, a 45% increase from December 31, 2007.  The allowance for loan losses as a percentage of total loans increased to 0.99% at December 31, 2008 from 0.76% in the prior year.  Net loan charge-offs were $51,000 during 2008 as compared to $158,000 in 2007.  The majority of the current year charge-off activity is the result of the write off of small consumer and commercial relationships.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2008		2007		2006		2005		2004
		% Gross		% Gross		% Gross		% Gross		% Gross
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate and loans	$1,412	34.3%	$956	31.8%	$985	31.3%	$1,282	26.5%	$1,483	24.7%
Consumer loans	381	11.2%	283	11.3%	339	10.4%	289	10.4%	270	9.8%
Residential real estate	679	54.5%	464	56.9%	172	58.3%	108	63.1%	74	65.5%
Total	$2,472	100.0%	$1,703	100.0%	$1,496	100.0%	$1,679	100.0%	$1,827	100.0%

The following table sets forth the roll forward of the allowance for loan losses for the periods indicated, and related ratios:

(In thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$1,703	$1,496	$1,679	$1,827	$1,715
Provisions charged to operating expenses	820	365	23	311	738
Recoveries of loans previously charged-off:
Commercial real estate and loans	17	-	-	25	41
Consumer	30	27	18	14	20
Residential real estate	-	23	4	10	-
Total recoveries	47	50	22	49	61
Loans charged off:
Commercial real estate and loans	(46)	(85)	(114)	(284)	(439)
Consumer	(52)	(77)	(89)	(137)	(126)
Residential real estate	-	(46)	(25)	(87)	(122)
Total charged-off	(98)	(208)	(228)	(508)	(687)
Net charge-offs	(51)	(158)	(206)	(459)	(626)
Balance at end of year	$2,472	$1,703	$1,496	$1,679	$1,827
Net charge-offs to average loans outstanding	0.02%	0.08%	0.11%	0.24%	0.33%
Allowance for loan losses to year-end loans	0.99%	0.76%	0.74%	0.89%	0.98%

Deposits

The Company’s deposit base is drawn from seven full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings and time deposits. During 2008, 85% of the Company's average deposit base of $265.8 million consisted of core deposits.  Core deposits are considered to be more stable and provide the Company with a lower cost source of funds.  The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings.  Pathfinder Commercial Bank will seek business growth by focusing on its local identification and service excellence.  Pathfinder Commercial Bank had an average balance of $30.8 million in municipal deposits in 2008, primarily concentrated in money market deposit accounts.

Average deposits increased $10.0 million, or 4%, when compared to 2007.  The increase in average deposits primarily related to a $2.1 million increase in the average balance of municipal deposits and a $7.9 million increase in retail deposits.

The Company's average deposit mix in 2008, as compared to 2007, reflected increases in demand deposits, MMDA and time deposits with small shifts from savings and money market accounts to higher interest bearing products.   The Company's average demand deposits, both interest and noninterest bearing accounts, represented 19% of total average deposits for 2008 and 18% for 2007.  The Company's MMDA accounts, which grew 23% in 2008, represented 11% of total deposits for 2008 and 9% for 2007. The Company’s time deposit accounts, although higher than the previous year, represented 47% of total deposits versus 48% for the same period in 2007. The Company promotes its MMDA and time deposit accounts by offering competitive rates to retain existing and attract new customers.

At December 31, 2008, time deposits in excess of $100,000 totaled $40.7 million, or 31%, of time deposits and 15% of total deposits.  At December 31, 2007, these deposits totaled $33.0 million, or 28% of time deposits and 13% of total deposits.

The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008:

(Dollars in thousands)
Remaining Maturity:
Three months or less	$8,698
Three through six months	11,573
Six through twelve months	10,738
Over twelve months	9,722
Total	$40,731

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  There were $17.6 million in short-term borrowings outstanding at December 31, 2008.  At December 31, 2007, there were $18.4 million in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2008, 2007 and 2006:

(Dollars in thousands)	2008	2007	2006
Maximum outstanding at any month end	$23,795	$18,400	$15,000
Average amount outstanding during the year	14,151	4,528	5,321
Average interest rate during the year	2.85%	5.05%	4.99%

At December 31, 2008, the weighted average interest rate associated with the Company’s short-term borrowings was approximately 1.09%.

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY, Citi Group repurchase agreements and junior subordinated debentures.  Long-term borrowed funds and junior subordinated debentures totaled $39.6 million at December 31, 2008 as compared to $25.2 million at December 31, 2007.

Capital

Shareholders’ equity decreased $2.2 million to $19.5 million at December 31, 2008.  The Company added $368,000 to retained earnings through net income, which was offset by cash dividends returned to its shareholders of $856,000 and a $48,000 adjustment taken directly to retained earnings representing the cumulative change in accounting principle upon the change in the retirement plan measurement date under SFAS No. 158. Accumulated other comprehensive loss increased $1.7 million to $3.1 million at December 31, 2008, resulting primarily from losses on retirement plan assets due to significant decreases in the market value of the underlying plan assets, net of tax benefits.  Unrealized holding losses on securities, net of tax, also resulted in an increase in accumulated other comprehensive loss of $392,000.

The Company’s mutual holding company parent, Pathfinder Bancorp, M.H.C., waived its right to receive the dividend for the quarter ended June 30, 2008.  The dividend waiver anticipated for the quarter ended December 31, 2008, in the amount of $162,000, was not granted by the OTS and therefore was accrued at December 31, 2008 and paid to the Company’s mutual holding company parent in 2009.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2008, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.  See Note 17 in the accompanying consolidated financial statements for Pathfinder Bank’s capital ratios.

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

The Company's liquidity has been enhanced by its membership in the FHLBNY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, trust preferred security offerings, brokered deposits, negotiated time deposits, the sale of “available-for-sale” investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

The Asset Liability Management Committee (ALCO) of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2008, the Company is in compliance with its policy guidelines with regard to liquidity.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2008, the Company had $26.1 million in outstanding commitments to extend credit and standby letters of credit.  See Note 15 in the accompanying consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the discussion contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the captions “Liquidity” and “Capital”.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Pathfinder Bancorp, Inc.

                                     Page

Management’s Report On Internal Control Over Financial Reporting                                                                                       36
Report of Independent Registered Public Accounting Firm                                                                                                        37
Consolidated Statements of Condition – December 31, 2008 and 2007                                                                                      38
Consolidated Statements of Income – Years ended December 31, 2008 and 2007                                                                    39
Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2008 and 2007                      40
Consolidated Statements of Cash Flows – Years ended December 31, 2008 and 2007                                                            41
Notes to Consolidated Financial Statements                                                                                                                                  42

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Thomas W. Schneider	/s/ James A. Dowd
Thomas W. Schneider	James A. Dowd
President & Chief Executive Officer	Senior Vice President and Chief Financial Officer

Oswego, New York
March 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pathfinder Bancorp, Inc.
Oswego, New York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  Pathfinder Bancorp, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Syracuse, New York
March 27, 2009

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2008	2007
ASSETS:
Cash and due from banks	$7,365	$9,908
Interest earning deposits	313	305
Total cash and cash equivalents	7,678	10,213
Investment securities, at fair value	72,138	65,010
Federal Home Loan Bank stock, at cost	2,549	2,128
Loans	249,872	222,749
Less: Allowance for loan losses	2,472	1,703
Loans receivable, net	247,400	221,046
Premises and equipment, net	7,450	7,807
Accrued interest receivable	1,678	1,673
Foreclosed real estate	335	865
Goodwill	3,840	3,840
Bank owned life insurance	6,731	6,437
Other assets	2,961	1,672
Total assets	$352,760	$320,691

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$243,288	$228,319
Noninterest-bearing	26,150	22,766
Total deposits	269,438	251,085
Short-term borrowings	17,575	18,400
Long-term borrowings	34,400	20,010
Junior subordinated debentures	5,155	5,155
Other liabilities	6,697	4,337
Total liabilities	333,265	298,987
Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,971,019 shares issued and 2,484,832 and 2,483,732 shares
outstanding, respectively	30	30
Additional paid in capital	7,909	7,899
Retained earnings	21,198	21,734
Accumulated other comprehensive loss	(3,140)	(1,457)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	19,495	21,704
Total liabilities and shareholders' equity	$352,760	$320,691

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2008	2007
Interest and dividend income:
Loans, including fees	$14,756	$14,047
Debt securities:
Taxable	2,956	2,529
Tax-exempt	171	170
Dividends	406	352
Federal funds sold and interest earning deposits	61	211
Total interest income	18,350	17,309
Interest expense:
Interest on deposits	5,661	6,901
Interest on short-term borrowings	403	229
Interest on long-term borrowings	1,611	1,512
Total interest expense	7,675	8,642
Net interest income	10,675	8,667
Provision for loan losses	820	365
Net interest income after provision for loan losses	9,855	8,302
Noninterest income:
Service charges on deposit accounts	1,492	1,474
Earnings on bank owned life insurance	293	225
Loan servicing fees	281	250
Net (losses) gains on sales and impairment of investment securities	(2,191)	378
Net (losses) gains on sales of loans and foreclosed real estate	(44)	42
Debit card interchange fees	275	246
Other charges, commissions & fees	445	427
Total noninterest income	551	3,042
Noninterest expense:
Salaries and employee benefits	5,172	5,094
Building occupancy	1,322	1,254
Data processing expenses	1,330	1,333
Professional and other services	771	769
Amortization of intangible asset	-	182
Other expenses	1,340	1,206
Total noninterest expenses	9,935	9,838

Income before income taxes	471	1,506
Provision for income taxes	103	384
Net income	$368	$1,122

Earnings per share - basic	$0.15	$0.45
Earnings per share - diluted	$0.15	$0.45
Dividends per share	$0.41	$0.41

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Accumulated
			Additional		Other
	Common Stock Issued		Paid in	Retained	Comprehensive	Treasury
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2007	2,953,619	$29	$7,786	$21,307	$(1,770)	$(6,502)	$20,850
Comprehensive income:
Net income				1,122			1,122
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $125 tax expense)					188		188
Retirement plan net gains not recognized in
plan expenses (net of $83 tax expense)					125		125
Total Comprehensive income							1,435
Stock options exercised	17,400	1	113				114
Dividends declared ($0.41 per share)				(695)			(695)
Balance, December 31, 2007	2,971,019	30	7,899	21,734	(1,457)	(6,502)	21,704
Cumulative effect of a change in accounting
principle upon the change in defined
benefit retirement plans' measurement date
under SFAS 158 (net of $8 tax expense)				(48)	13		(35)
Comprehensive loss:
Net income				368			368
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available for sale (including $237 tax expense)					(392)		(392)
Retirement plan net losses not recognized in
plan expenses (net of $869 tax benefit)					(1,304)		(1,304)
Total Comprehensive loss							(1,328)
Stock options exercised	1,100		10				10
Dividends declared ($0.41 per share)				(856)			(856)
Balance, December 31, 2008	2,972,119	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$368	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	820	365
Deferred income tax benefit	(388)	(48)
Proceeds from sales of loans	174	3,000
Originations of loans held-for-sale	(172)	(2,973)
Realized losses (gains) on sales of:
Foreclosed real estate	46	(15)
Loans	(2)	(27)
Available-for-sale investment securities	(62)	(378)
Impairment write-down on available-for-sale securities	2,253	-
Depreciation	698	734
Amortization of intangible asset	-	181
Amortization of deferred financing costs	-	15
Amortization of mortgage servicing rights	28	46
Earnings on bank owned life insurance	(293)	(225)
Net amortization of premiums and discounts on investment securities	112	144
(Increase) decrease in accrued interest receivable	(5)	21
Net change in other assets and liabilities	(299)	962
Net cash provided by operating activities	3,278	2,924
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(31,756)	(23,503)
Net purchases of Federal Home Loan Bank stock	(421)	(549)
Proceeds from maturities and principal reductions of investment securities available-for-sale	18,633	18,951
Proceeds from sale of:
Available-for-sale investment securities	3,531	2,728
Real estate acquired through foreclosure	979	276
Premises and equipment	-	34
Net increase in loans	(27,672)	(20,362)
Purchase of premises and equipment	(341)	(978)
Net cash used in investing activities	(37,047)	(23,403)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts, money market deposit accounts,
MMDA accounts and escrow deposits	6,003	5,368
Net increase in time deposits	12,350	132
Net (repayments on) proceeds from short-term borrowings	(825)	18,400
Payments on long-term borrowings	(11,610)	(11,350)
Proceeds from long-term borrowings	26,000	5,000
Proceeds from trust preferred obligation	-	5,155
Payments on trust preferred obligation	-	(5,155)
Proceeds from exercise of stock options	10	114
Cash dividends paid	(694)	(695)
Net cash provided by financing activities	31,234	16,969
Decrease in cash and cash equivalents	(2,535)	(3,510)
Cash and cash equivalents at beginning of period	10,213	13,723
Cash and cash equivalents at end of period	$7,678	$10,213
CASH PAID DURING THE PERIOD FOR:
Interest	$7,714	$8,553
Income Taxes	162	185
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	498	664

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Corp. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation.  The Company has seven offices located in Oswego County.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and in investment securities.

Pathfinder Bancorp, M.H.C., (the “Holding Company”) a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 63.7% of the outstanding common stock of the Company.  Salaries, employee benefits and rent approximating $167,000 and $144,000 were allocated from the Company to the Holding Company during 2008 and 2007, respectively.  As of December 31, 2008, the Bank had a loan receivable from the Holding Company of $1,075,000.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of goodwill for impairment and the evaluation of investment securities for other than temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in Oswego and parts of Onondaga counties of New York State.  Note 3 discusses the types of securities that the Company invests in.  Note 4 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $264,000 and $297,000 for the years ended December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits (with original maturity of three months or less).

Investment Securities

The Company classifies investment securities as available-for-sale.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of the applicable income tax effect. None of the Company’s investment securities have been classified as trading or held-to-maturity.

Gains or losses on investment security transactions are based on the amortized cost of the specific securities sold.  Premiums and discounts on securities are amortized and accreted into income using the interest method over the period to maturity.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The stock is carried at cost.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of cost or fair value.  Fair value is determined in the aggregate.  There were no forward commitments outstanding as of December 31, 2008 and 2007.

Transfers of Financial Assets

Transfers of financial assets, including sales of loans and loan participations, are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans

The Company grants mortgage, commercial and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are stated at unpaid principal balances, less the allowance for loan losses and plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.  Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

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

The allowance consists of specific, general and unallocated components.  It includes amounts specifically allocated to impaired loans.  A loan is considered impaired, based on current information and events, if it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Specific reserves are established based on the fair value of underlying collateral or discounted cash flows, as appropriate, when those values are lower than the carrying value of the loan.  The allowance is also comprised of general reserves, which are established by applying loss factors to the aggregate balance of major loan categories or pools of smaller balance homogeneous loans.  The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in the market area.  An unallocated component of the allowance may be maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation.

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

Foreclosed Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated disposal costs. Fair value is determined based on a current appraisal and inspection.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Write downs of, and expenses related to, foreclosed real estate holdings are included in noninterest expense and were $133,000 and $98,000 in 2008 and 2007, respectively.

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

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.  No options were granted during 2008 or 2007, and all outstanding options were fully vested on January 1, 2006 and, accordingly, there was no impact on the Company’s results of operations for the periods presented.

Retirement Benefits

The Company has established tax qualified retirement plans covering substantially all full-time employees and certain part-time employees.  Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

In 2006, the Company adopted SFAS 158, which required the recognition of the underfunded status of pension and other postretirement benefit plans on the consolidated statements of condition.  Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  On January 1, 2008, the Company recorded a charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan and postretirement benefit plan.  In accordance with SFAS 158 measurement date provisions, plan assets and obligations are to be measured as of the date of the employer’s Statement of Condition.  The Company previously measured its pension and postretirement plans as of October 1 of each year.

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

Income Taxes

Provisions for income taxes are based on taxes currently payable or refundable and deferred income taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding throughout each year.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

Other Comprehensive (Loss) Income

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and unrecognized gains and losses, prior service costs and transition assets or obligations for defined benefit pension and post-retirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive (loss) income.

The components of other comprehensive (loss) income and related tax effect at and for the years ended December 31, are as follows:

(In thousands)	2008	2007
Unrealized holding (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the year	$(2,346)	$690
Reclassification adjustment for losses (gains) included in net income	2,191	(378)
Net unrealized (losses) gains on securities available for sale	(155)	312
Defined benefit pension and post retirement plans:
Additional plan (losses) gains	(2,257)	103
Reclassification adjustment for amortization of benefit plans'
net loss and transition obligation recognized in net
periodic expense	84	105
Net change in defined benefit plan assets and obligations	(2,173)	208
Other comprehensive (loss) income before tax	(2,328)	520
Tax effect	632	(207)
Other comprehensive (loss) income	$(1,696)	$313

The components of accumulated other comprehensive loss, net of related tax effects, at December 31, are as follows:

(In thousands)	2008	2007
Unrealized losses on securities available for sale
(net of tax benefit 2008 - $205; 2007 - $441)	$(1,053)	$(661)
Net pension losses
(net of tax benefit 2008 - $1352; 2007 - $495)	(2,027)	(742)
Net post-retirement losses and transition obligation
(net of tax benefit 2008 - $40; 2007 - $36)	(60)	(54)
	$(3,140)	$(1,457)

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect this pronouncement will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162).  The purpose of SFAS 162 is to improve financial reporting by providing a consistent framework for determining what accounting principles should be applied when preparing GAAP financial statements.  The FASB believes that issuing the GAAP hierarchy as a FASB standard, recategorizing the existing GAAP hierarchy into two levels of accounting literature (authoritative and non-authoritative), and elevating the conceptual framework within the GAAP hierarchy are key objectives of achieving the FASB’s goal of improving the quality of accounting standards and the standard-setting process.  SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411.  The Company’s adoption of SFAS 162 is not expected to have a material impact on its consolidated financial condition or results of operations.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applied to our 2008 consolidated financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

NOTE 3: INVESTMENT SECURITIES – AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

		December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Bond investment securities:
US Treasury and agencies	$9,126	$342	$-	$9,468
State and political subdivisions	5,020	23	(70)	4,973
Corporate	12,181	117	(1,472)	10,826
Mortgage-backed	39,478	707	(155)	40,030
Total	65,805	1,189	(1,697)	65,297
Equity and other investments	7,591	-	(750)	6,841
Total investment securities	$73,396	$1,189	$(2,447)	$72,138

		December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Bond investment securities:
US Treasury and agencies	$18,672	$27	$(53)	$18,646
State and political subdivisions	5,342	5	(20)	5,327
Corporate	6,392	1	(366)	6,027
Mortgage-backed	28,615	87	(325)	28,377
Total	59,021	120	(764)	58,377
Equity and other investments	7,092	14	(473)	6,633
Total investment securities	$66,113	$134	$(1,237)	$65,010

Gross gains of $85,000 and $385,000 for 2008 and 2007, respectively and gross losses of $23,000 and $7,000 for 2008 and 2007, respectively were realized on sales of available for sale securities.

Investment securities with a carrying value of approximately $37,815,000 at December 31, 2008 were pledged to collateralize certain deposit and borrowing arrangements.

The amortized cost and estimated fair value of debt investments at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$2,077	$2,091
Due after one year through five years	13,535	13,192
Due after five years through ten years	4,554	4,469
Due after ten years	6,161	5,515
Mortgage-backed securities	39,478	40,030
Totals	$65,805	$65,297

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2008
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
State and political subdivisions	$(70)	$2,134	$-	$-	$(70)	$2,134
Corporate	(327)	5,349	(1,145)	2,805	(1,472)	8,154
Mortgage-backed	(150)	7,491	(5)	734	(155)	8,225
Equity and other investments	(744)	4,251	(6)	21	(750)	4,272
	$(1,291)	$19,225	$(1,156)	$3,560	$(2,447)	$22,785

	December 31, 2007
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and agencies	$(1)	$1,004	$(52)	$10,599	$(53)	$11,603
State and political subdivisions	-	-	(20)	3,362	(20)	3,362
Corporate	(94)	885	(272)	3,692	(366)	4,577
Mortgage-backed	(16)	4,973	(309)	17,169	(325)	22,142
Equity and other investments	(2)	12	(471)	6,043	(473)	6,055
	$(113)	$6,874	$(1,124)	$40,865	$(1,237)	$47,739

The Company reviews its securities portfolio for potential impairment issues at least quarterly.  During the year 2008, the Company recorded other than temporary impairment charges on: a $1,000,000 holding in a senior unsecured note issued by Lehman Brothers Holdings Inc., which filed a Chapter 11 Bankruptcy petition on September 15, 2008, in the amount of $875,000, the AMF Large Cap Equity Fund in the amount of $690,000, $269,000 in the AMF Ultra Short Mortgage Fund, $67,000 in the Financial Institutions Fund and $10,000 on a stock investment in The Phoenix Companies. No impairment losses were recorded during 2007.

At December 31, 2008, 5 state and political subdivision securities had unrealized losses.  During January 2009, the Company sold the majority of its state and political subdivision portfolio.  Only 5 holdings, all of which have final maturity dates within the next 12 months, were not liquidated.  The portfolio was sold to take advantage of historically high pricing levels, while generating liquidity to fund loan portfolio growth.  Only one of the 5 securities that were in unrealized loss positions at December 31 was actually sold at a loss.  The loss totaled $5,500, or 1.2%, of the security’s carrying value.  The total sale of these holdings resulted in an overall gain recognized by the Company of $85,000.  Management has the intent and ability to hold the remaining short-term positions to maturity.

At December 31, 2008, 12 corporate securities were in unrealized loss positions.  The two securities in the largest unrealized loss position represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $984,000 and a fair value of $525,000. The Bank of America floating rate trust-preferred security has a carrying value of $979,000 and a fair value of $678,000.  The securities are rated A1 and A2 by Moody’s.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at much higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired.  Due to the fact that each security has in excess of 18 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  Management has the intent and ability to hold these securities to maturity or market price recovery, thus, the securities are not deemed to be other-than-temporarily impaired.

The next group of 8 corporate securities represent fixed rate notes with varying yields and maturities.  The unrealized loss positions principally relate to changes in interest rates subsequent to the security acquisition date, as well as a greater amount of credit spread currently being priced into similar security offerings.  All eight securities are currently A rated or better by Moody’s and S & P.  Management has performed a detailed credit review on each security issuer and determined that none of the issues are credit impaired.  Management has the intent and ability to hold these securities to maturity or market price recovery, thus, the securities are not deemed to be other-than- temporarily impaired.

The final two corporate securities in unrealized loss positions are a senior unsecured bond issued by Lehman Brothers, which was written down to its market value at September 30, 2008, and a senior unsecured fixed rate bond issued by CIT Group.  Management has obtained current pricing quotes on its Lehman holding.  Based on the quotes, management deems the current carrying value of the bond to be appropriate.  The CIT Group bond, with a carrying value of $996,000, matures in February 2010 and carries a rating of Baa2 from Moody’s.  The bond’s fair value at December 31, 2008 was $861,000 and had improved 25% when compared to its historic low, which was experienced during the third quarter of 2008.   The bond valuation has continued to improve through February 2009.  CIT Group has strengthened its balance sheet by exchanging old debt for cash and subordinated notes due in 2018, as well as by raising additional capital.  Management has performed a detailed credit review of the issuer and continues to stay apprised of issues impacting this holding and currently feels that the security is not other than temporarily impaired.  Management has the intent and ability to hold this security to maturity.

At December 31, 2008, 33 mortgage-backed securities have unrealized losses.  The unrealized losses relate primarily to securities issued by FNMA, FHLMC and GNMA and are currently rated AAA by Moody’s Investor Services (‘Moody’s”) and Standards and Poor (“S & P”).  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 10%, and the vast majority had unrealized losses under 1%, or $1,000.  The Company has the intent and ability to hold the individual securities to maturity or market price recovery.

At December 31, 2008, 4 holdings, classified as equity and other investments, had unrealized net losses.  Two of the individual holdings had losses of approximately $7,000 in total at December 31, 2008.  One of the two remaining holdings, the AMF Ultra Short Mortgage Fund (“the Fund”), represents an investment in a mutual fund backed by short-duration adjustable rate mortgage-backed security products.  At September 30, 2008, the Company recorded other-than-temporary impairment charges totaling $612,000, or 18%, of the Fund’s carrying value, to the stated NAV.  At December 31, 2008, the carrying value of the Company’s remaining investment in the AMF Ultra Short Mortgage Fund was $2,804,000.  The fair value was $2,517,000. The Fund’s value decline is a result of both the weakness in the trading market of the underlying securities and the deterioration in the credit quality of a portion of the Fund’s private label mortgage-backed security holdings.  The Company’s ability to reduce its investment position in the Fund is limited by the Fund instituting its in-kind redemption provisions.  In particular, the Fund is limiting cash redemptions to $250,000 every 90 days, with any excess redemption paid by transferring underlying assets (in-kind) held by the Fund.  The Company requested, and received, an initial $250,000 cash redemption in April 2008; two additional partial redemptions would have been available to the Company during fiscal year 2008.  Management decided to forgo taking additional partial redemptions as a reflection of its intent and ability to hold the Fund until its value improves.

The current Fund value is not a compilation of the daily trading prices of the underlying securities, but rather is derived from matrix pricing in an illiquid market, thus it is more reflective of liquidation pricing than of the Fund’s true fair value.  Fund cash flows have been uninterrupted, as no individual security has experienced a default of contractual principal or interest payments. The Fund continues to reinvest excess cash flows into short-term federal agency backed mortgage-backed securities, thus improving the overall risk profile of the Fund. During 2008, the Fund composition has shifted from 75% private label holdings and 25% agency holdings to 50% private label and 50% federal agency holdings.  In addition, a detailed review of the Funds holdings at December 31, 2008, indicates that only 14.6% of the Fund holdings are rated below the Company’s definition of investment grade, (A rated or better by Moody’s or S & P).

Many of the Government’s initiative to reinvigorate the economy and improve asset valuations are just beginning to take effect.  Significant improvements in market conditions should be realized in the near term.  Management has displayed the intent and ability to hold this security until its value improves.  Given all these facts, it is management’s opinion that the current carrying value of the Fund is reasonable and that additional adjustments to the Fund’s carrying value are not necessary at this time.

The last holding in an unrealized loss position at December 31, 2008, is the Company’s investment in the AMF Large Cap Equity Institutional Fund, (“the Fund”), a mutual fund consisting of investment grade, dividend paying common stocks of large capitalization companies (companies with market capitalization in excess of $5 billion).  Management recorded an other-than-temporary impairment charge of $690,000, or 23.9%, of the Funds value, as of September 30, 2008.  At December 31, 2008, the carrying value of the Company’s remaining investment in the AMF Large Cap Equity Institutional Fund was $2,192,000.  The fair value was $1,734,000. Management believes that the underlying investment grade securities represent equity positions in well-managed companies with a diverse cross section of various industries.  Management has performed a review of each underlying holding comprising the Fund.  The review and analysis indicates that there are no individually impaired holdings and there is no indication that the profitability of the individual companies is impaired beyond the current economic cycle.  The Fund value is highly correlated to the overall stock market performance and management believes that the market will return to previous valuation levels over the next economic cycle.  Many of the Government’s initiatives to reinvigorate the economy are just beginning to take effect and significant improvements in overall market conditions should be realized in the near term.  Management has the intent and ability to hold this security until its value improves.  As such, the recent decline in market value since September 30, 2008 is not considered to be other-than-temporary.

NOTE 4: LOANS

Major classifications of loans at December 31, are as follows:

(In thousands)	2008	2007
Real estate mortgages:
Residential	$132,825	$122,045
Construction	2,508	3,776
Commercial	55,061	45,490
	190,394	171,311
Other loans:
Consumer	3,516	3,926
Home Equity/Second Mortgage	24,392	21,379
Lease financing	2,308	777
Commercial	25,215	20,576
Municipal loans	3,162	3,935
	58,593	50,593
Total loans	248,987	221,904
Net deferred loan costs	885	845
Less allowance for loan losses	(2,472)	(1,703)
Loans receivable, net	$247,400	$221,046

The Company grants mortgage and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

The following represents the activity associated with loans to executive officers and directors and their affiliated entities during the year ended December 31, 2008:

(In thousands)
Balance at Beginning of year	$3,835
Originations	2,940
Principal payments	(323)
Balance at end of year	$6,452

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(In thousands)	2008	2007
Balance at beginning of year	$1,703	$1,496
Recoveries credited:
Commercial	17	-
Mortgage	-	23
Consumer	30	27
Total recoveries	47	50
Loans charged-off:
Commercial	(46)	(85)
Mortgage	-	(46)
Consumer	(52)	(77)
Total charged-off	(98)	(208)
Net charge-offs	(51)	(158)
Provision for loan losses	820	365
Balance at end of year	$2,472	$1,703
Ratio of net charge-offs to average loans outstanding	0.02%	0.08%

The following is a summary of information pertaining to impaired loans for the years ended December 31:

(In thousands)	2008	2007
Impaired loans without a valuation allowance	$2,020	$1,312
Impaired loans with a valuation allowance	436	409
Total impaired loans	$2,456	$1,721
Valuation allowance related to impaired loans	$ 141	$ 152

Average investment in impaired loans	$2,252	$1,749
Interest income recognized on impaired loans	$ 176	$ 92
Interest income recognized on a cash basis on
impaired loans	$ -	$ -

The amount of loans on which the Company has ceased accruing interest aggregated approximately $2,323,000 and $1,591,000 at December 31, 2008 and 2007, respectively.  There were no loans past due ninety days or more and still accruing interest at December 31, 2008 or 2007.

NOTE 6: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $46,095,000 and $50,409,000 at December 31, 2008 and 2007, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2008 and 2007, was $15,000 and $43,000, respectively.

The following summarizes mortgage-servicing rights capitalized and amortized:

(In thousands)	2008	2007
Mortgage servicing rights capitalized	$ -	$24
Mortgage servicing rights amortized	$28	$46

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2008	2007
Land	$1,226	$1,226
Buildings	7,007	6,963
Furniture, fixtures and equipment	7,090	6,861
Construction in progress	134	66
	15,457	15,116
Less: Accumulated depreciation	8,007	7,309
	$7,450	$7,807

NOTE 8: GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill and other intangible assets at December 31, is as follows:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Goodwill	$3,840	$ -	$3,840	$ -
Core deposit intangibles	1,111	(1,111)	1,111	(1,111)

Core deposit intangibles became fully amortized in October 2007. Amortization of goodwill and core deposit intangibles is deductible for tax purposes.

As a result of deteriorating economic conditions in the financial markets, which impacted the trading value of the Company’s common stock, management engaged an independent third party to test the Company’s goodwill for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”.  Management considers the Company, which includes all banking operations on a consolidated basis, as the “reporting unit” under SFAS 142 for the purpose of testing for goodwill impairment.  Testing was performed by utilizing a three-step valuation approach using a measurement date of December 31, 2008:

(1)
The estimated fair value of the Company as of the measurement date was determined utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach and the Discounted Cash Flow approach.  All approaches were considered in the final estimate of fair value, with the results of the approaches weighted based upon their level within the SFAS No.157 hierarchy and management’s comfort level with each approach. In the final determination, the greatest emphasis was placed on approaches utilizing primarily Level 2 inputs (the Comparable Transaction and Control Premium approaches), and less weight was placed on the Discounted Cash Flow approach due to the number of Level 3 inputs that were utilized.

(2)	The amount of goodwill that would be generated if the Company were to be sold at a price equal to its estimated fair value was calculated.

(3)	A comparison of the estimated fair value of goodwill, determined in steps (1) and (2) above, to the current carrying value of goodwill on the Company’s books as of the measurement date was performed.

As a result of the above steps, it was determined that the estimated fair value of goodwill exceeded the Company’s carrying value, and thus there was no goodwill impairment at December 31, 2008.

NOTE 9: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2008	2007
Savings accounts	$49,550	$50,789
Time accounts	91,223	86,588
Time accounts over $100,000	40,731	33,016
Money management accounts	10,300	9,657
MMDA accounts	27,594	24,882
Demand deposit interest-bearing	20,916	20,467
Demand deposit noninterest-bearing	26,150	22,766
Mortgage escrow funds	2,974	2,920
	$269,438	$251,085

At December 31, 2008, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2009	$93,251
2010	19,410
2011	7,475
2012	6,526
2013	1,681
Thereafter	3,611
$131,954

NOTE 10: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31, is as follows:

(In thousands)	2008	2007
Short-term:
FHLB Advances	$4,000	$9,000
Overnight Line of Credit with FHLB	13,575	9,400
Total short-term borrowings	$17,575	$18,400
Long-term:
FHLB repurchase agreements	$2,400	$2,400
FHLB advances	27,000	17,610
Citi Group repurchase agreements	5,000	-
Total long-term borrowings	$34,400	$20,010

The principal balances, interest rates and maturities of the above fixed rate borrowings at December 31, 2008 is as follows:

Term	Principal	Rates
(Dollars in thousands)
Short-term advances with FHLB	$17,575	0.46%-3.95%
Long-term:
Repurchase agreements with FHLB (due in 2009)	$2,400	5.56%-5.76%
Repurchase agreements with Citi Group (due in 2013)	5,000	2.95%
Advances with FHLB
due within 1 years	3,000	4.03%-6.00%
due within 2 years	12,000	2.42%-4.39%
due within 3 years	5,000	4.02%-4.19%
due within 4 years	3,000	4.91%
due within 5 years	4,000	4.46%-4.53%
Total advances with FHLB	27,000
Total long-term borrowings	$34,400

The repurchase agreements with the Federal Home Loan Bank ("FHLB") and Citi Group are collateralized by certain investment securities having a carrying value of $8,260,000 at December 31, 2008.  The collateral is under the Company’s control.  The overnight line of credit agreement with the FHLB is used for liquidity purposes.   Interest on this line is determined at the time of borrowing.  The average rate paid on the overnight line during 2008 approximated 1.61%.  At December 31, 2008, $20,103,000 was available under the overnight line.  As a companion to the overnight line with the FHLB, the Company also has access to a One-Month Overnight Repricing Line of Credit.  This allows the Company to borrow funds for a term of one month, which reprice daily over the term, thus freeing up the overnight line for daily liquidity needs.  The Company has $33,678,000 available under this facility, yet has never accessed the one-month overnight repricing line. In addition to the overnight line of credit program, the Company also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $77,471,000 and FHLB stock with a carrying value of $2,549,000 have been pledged by the Company under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.  The total outstanding indebtedness under all three borrowing facilities with the FHLB can not exceed the total value of the assets pledged under the blanket collateral agreement.  The Company also maintains a $5,000,000 line of credit with a correspondent bank.  Interest on the line is determined at the time of borrowing.  The Company did not draw on the line during 2008.  In order to utilize the line, the Company is required to secure the outstanding balance with marketable investment securities.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 1.65% (3.65% at December 31, 2008) with a five-year call provision.  The Company guarantees all of these securities.

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

The Company retired its original trust preferred issuance of $5,000,000 during June 2007, at its earliest call date.  The original issuance of pooled capital securities were tied to the 3-month LIBOR plus 3.45%.  The proceeds from the new issuance of Pathfinder Statutory Trust II were used to retire the original issuance of Pathfinder Statutory Trust I.

NOTE 11: EMPLOYEE BENEFITS AND DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. In addition, the Company provides certain health and life insurance benefits for eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

On January 1, 2008, the Company recorded a $48,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan and postretirement benefit plan.  In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, measurement date provisions, plan assets and obligations are to be measured as of the employer’s balance sheet date.  The Company previously measured its pension and postretirement plans as of October 1 of each year.  As a result of the measurement date provisions, the Company increased its retirement plan liabilities with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$4,843	$4,439	$335	$346
Adjustment for measurement date change	132	-	6	-
Service cost	214	196	3	3
Interest cost	316	273	21	21
Actuarial loss (gain)	174	83	32	(13)
Benefits paid	(186)	(148)	(28)	(22)
Benefit obligations at end of year	5,493	4,843	369	335
Change in plan assets:
Fair value of plan assets at beginning of year	4,977	4,338	-	-
Actual return on plan assets	(1,493)	565	-	-
Benefits paid	(186)	(148)	(28)	(22)
Employer contributions	163	222	28	22
Fair value of plan assets at end of year	3,461	4,977	-	-
Funded Status - (liability) asset	$(2,032)	$134	$(369)	$(335)

Amounts recognized in accumulated other comprehensive loss as of December 31,
(In thousands)	2008	2007
Unrecognized transition obligation	$ 56	$ 79
Net loss	3,423	1,248
	3,479	1,327
Tax Effect	1,392	531
	$ 2,087	$ 796

The accumulated benefit obligation for the defined benefit pension plan was $4,537,000 and $3,953,000 at December 31, 2008 and 2007, respectively.  The postretirement plan had an accumulated benefit obligation of $369,000 and $335,000 at December 31, 2008 and 2007, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, 2008 and 2007 are as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average discount rate	6.13%	6.63%	6.13%	6.63%
Rate of increase in future compensation levels	3.50%	4.00%	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 9.00% and 7.75%, respectively.  The rates were assumed to decrease gradually to 5.00% in 2013 and remain at that level thereafter.  A one-percentage point change in the health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point	Point
(In thousands)	Increase	Decrease
Effect on total of service and interest
cost components	$1	$(1)
Effect on post retirement benefit obligation	10	(9)

The composition of the net periodic benefit plan cost for the years ended December 31, 2008 and 2007 is as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
(In thousands)
Service cost	$214	$196	$ 3	$ 3
Interest cost	316	273	21	21
Amortization of transition obligation	-	-	18	18
Amortization of net losses	66	87	-	-
Expected return on plan assets	(447)	(392)	-	-
Net periodic benefit plan cost	$149	$164	$42	$42

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Weighted average discount rate	6.63%	6.25%	6.63%	6.25%
Expected long term rate of return on plan assets	9.00%	9.00%	-	-
Rate of increase in future compensation levels	4.00%	3.00%	-	-

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9.0% and 2-6.0%, respectively.  The long-term inflation rate was estimated to be 3.0%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be 9.0%, which is roughly the midpoint of the range of expected return.

The expected long-term rate of return for 2009 has been decreased to 8.0% to reflect current economic conditions and expected returns.  The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2009 is $261,000.  The estimated amortization of the unrecognized transition obligation in 2009 is $18,000.  Based on these factors, and a lower expected rate of return on plan assets, the expected net periodic benefit plan cost for 2009 is estimated at $593,000.  The negative impact on earnings resulting from the projected increase in costs in 2009 is the result of increased amortization of net pension losses and lower expected return on plan assets, both primarily due to the decrease in value of plan assets in the defined benefit pension plan.

The Company’s pension plan weighted-average asset allocations at December 31, 2008, and October 1, 2007, the plan measurement dates, by asset category are as follows:

Asset Category	2008	2007
Equity securities	59%	70%
Debt securities	41%	30%
Total	100%	100%

Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a series of no-load private placement funds.  The investment funds include equity funds and bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Private Placement Memorandum.  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

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

Due to recent changes in pension funding law and sharp declines in asset fair values, a good estimate of expected contributions for the fiscal year ending December 31, 2009 cannot be determined at this time.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

Years ending December 31:
(In thousands)
2009	$ 173
2010	177
2011	184
2012	196
2013	211
Years 2014 - 2018	$1,391

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $116,000 and $148,000 for 2008 and 2007, respectively.

The Company maintains optional deferred compensation plans for its directors, and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2008 and 2007, other liabilities include approximately $1,741,000 and $1,660,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2008 and 2007 amounted to approximately $225,000 and $212,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers.  At December 31, 2008 and 2007, other liabilities included approximately $333,000 and $366,000 accrued under this plan. Compensation expense includes approximately $49,000 relating to the supplemental executive retirement plan for both 2008 and 2007.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans.  At December 31, 2008 and 2007, the cash surrender values of these policies were $6,731,000 and $6,437,000, respectively.

NOTE 12:  STOCK BASED COMPENSATION PLANS

In February 1997, the Board of Directors approved a stock option plan and granted options thereunder with an exercise price equal to the market value of the Company’s shares at the date of grant.  Under the Stock Option Plan, up to 132,249 options had been authorized for grant of incentive stock options and nonqualified stock options, of which none remain at December 31, 2008.  The options granted have a 10-year term with one-third vesting upon the grant date and the remaining vesting and becoming exercisable ratably over a 2-year period.

Activity in the Stock Option Plan is as follows:
		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at January 1, 2007	37	$7.53	37
Exercised	(17)	6.60
Outstanding at December 31, 2007	20	8.34	20
Exercised	(1)	8.34
Outstanding at December 31, 2008	19	8.34	19

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  The intrinsic value changes based on fluctuations in the market value of the Company’s stock.  At December 31, 2008, the market value of the Company’s stock was less than the stock option price, and therefore, the outstanding and exercisable stock options had no aggregate intrinsic value.

The stock options exercised during 2008 had no intrinsic value.

At December 31, 2008, the 18,850 options outstanding all had an exercise price of $8.34 and an average remaining contractual life of 2.5 years.

NOTE 13: INCOME TAXES

The provision for income tax expense (benefit) for the years ended December 31, is as follows:

(In thousands)	2008	2007
Current	$491	$432
Deferred	(388)	(48)
	$103	$384

The provision for income taxes includes the following:

(In thousands)	2008	2007
Federal Income Tax	$191	$405
New York State Franchise Tax	(88)	(21)
	$103	$384

The components of the net deferred tax asset, included in other assets as of December 31, are as follows:

(In thousands)	2008	2007
Assets:
Deferred compensation	$802	$783
Allowance for loan losses	956	659
Postretirement benefits	144	129
Pension liability	786	-
Mortgage recording tax credit carryforward	417	408
Investment securities	503	441
Other	841	94
	4,449	2,514
Liabilities:
Pension asset	-	(52)
Depreciation	(475)	(517)
Accretion	(45)	(57)
Loan origination fees	(349)	(335)
Intangible assets	(841)	(651)
Prepaid expenses	(177)	(107)
	(1,887)	(1,719)
	2,562	795
Less: deferred tax asset valuation allowance	(540)	-
Net deferred tax asset	$2,022	$795

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period.  A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. A valuation allowance of $540,000 was established as of December 31, 2008, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2008	2007
Federal statutory income tax rate	34.0%	34.0%
State tax	(12.5)	(0.9)
Tax-exempt interest income	(17.7)	(6.1)
Increase in value of life insurance	(19.2)	(5.1)
Deferred tax valuation allowance	45.2	-
Other	(7.9)	3.6
Effective income tax rate	21.9%	25.5%

The adoption of FIN 48 at January 1, 2007 did not have an impact on the Company’s consolidated financial statements.  At December 31, 2008 and 2007, the Company did not have any uncertain tax positions.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, 2007, 2006, and 2005.

NOTE 14: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(In thousands, except per share data)	Earnings	Shares	EPS
2008 Net Income	$368
Basic EPS	368	2,484	$0.15
Effect of dilutive securities
Stock options	-	1	-
Diluted EPS	$368	2,485	$0.15
2007 Net Income	$1,122
Basic EPS	1,122	2,483	$0.45
Effect of dilutive securities
Stock options	-	4	-
Diluted EPS	$1,122	2,487	$0.45

NOTE 15: COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of condition. The contractual amount of those commitments to extend credit reflects the extent of involvement the Company has in this particular class of financial instrument. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of the instrument.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2008	2007
Commitments to grant loans	$8,723	$9,677
Unfunded commitments under lines of credit	15,710	17,912
Standby letters of credit	1,639	1,744

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2008 with fixed interest rates amounted to approximately $6.1 million. Loan commitments, including unused lines of credit, outstanding at December 31, 2008 with variable interest rates amounted to approximately $20.0 million.  These outstanding loan commitments carry current market rates.  Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $66,000 and $63,000 in 2008 and 2007, respectively.  In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. In January 2006, the Company entered into a lease with Pathfinder Bancorp, MHC for the use of a training facility.  This lease was also executed on an arms-length basis.  The rent expense paid to the related parties during 2008 and 2007 was $45,000 and $43,000, respectively. Approximate minimum rental commitments for noncancelable operating leases are as follows:
Years Ending December 31:
(In thousands)
2009	$66
2010	66
2011	52
2012	43
2013	21
Thereafter	-
Total minimum lease payments	$248

NOTE 16: DIVIDENDS AND RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision (“OTS”) has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2008, the Company paid or accrued dividends totaling $487,000 to the Holding Company. For the second quarter ended June 30, 2008, the Holding Company waived the right to receive its portion of the cash dividends declared on June 24, 2008, which totaled $163,000.  During 2007, the Holding Company waived dividends totaling $325,000.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 17, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $1,971,000 as of December 31, 2008.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 17: REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Core Capital (to Risk-Weighted Assets)	$25,625	10.8%	$18,944	8.0%	$23,680	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,152	9.8%	$9,472	4.0%	$14,208	6.0%
Tier 1 Capital (to Average Assets)	$23,152	6.8%	$13,702	4.0%	$17,128	5.0%
As of December 31, 2007:
Total Core Capital (to Risk-Weighted Assets)	$25,447	12.2%	$16,648	8.0%	$20,810	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,744	11.4%	$8,324	4.0%	$12,486	6.0%
Tier 1 Capital (to Average Assets)	$23,744	7.7%	$12,437	4.0%	$15,548	5.0%

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2008 and 2007, these reserve balances amounted to $2,306,000 and $2,130,000, respectively.

NOTE 18: FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.   The standard

became effective for the Company January 1, 2008, including interim periods.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to January 1, 2009.  This delay relates to non-financial assets and liabilities that are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company has delayed its disclosure requirements of non-financial assets and liabilities.  Certain assets, such as foreclosed real estate, with write-downs subsequent to foreclosure, are carried at fair value at the statement of condition date for which the Company has not yet adopted the provisions of SFAS 157.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 was effective immediately and applied to our 2008 consolidated financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the year ended December 31, 2008.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available for sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange (Level 1), where available.  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

Financial assets measured at fair value on a recurring basis, are summarized below:

Fair Value Measurements, Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale:	$72,138	$ 1,918	$70,220	$ -

Financial assets measured at fair value on a nonrecurring basis, are summarized below:
Fair Value Measurements, Using
		Quoted Prices	Significant	Significant
		In Active Markets	Other Observable	Unobservable
		For Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Impaired loans:	$295	$ -	$ -	$295

Impaired loans are recorded net of a valuation allowance of $141,000.  There was no additional provision for loan losses resulting from loan impairment during the year ended December 31, 2008.

NOTE 19: FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash and cash equivalents – the carrying amounts approximate fair value.

Investment securities – the fair values of securities available for sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange (Level 1), where available.  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Loans and mortgage loans held-for-sale – the fair values of portfolio loans, including commercial and commercial real estate loans are estimated using an option adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility and credit spread assumptions.

Federal Home Loan Bank Stock – the carrying amount approximates fair value.

Mortgage servicing rights - the carrying amount approximates fair value.

Accrued interest receivable and payable – the carrying amounts approximate fair values.

Deposit liabilities – The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings and certain types of money management accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposits to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings – Fixed/variable term “bullet” structures are valued using a replacement cost of funds approach.  These borrowings are discounted to the FHLBNY advance curve.  Option structured borrowings fair values are determined by the FHLB for borrowings that include a call or conversion option.  If market pricing is not available from this source, current market indications from the FHLBNY are obtained and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option.

Junior subordinated debentures – Current economic conditions have rendered the market for this liability inactive.  As such, we are unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end, and we are unable to obtain a current fair value, we have disclosed that the carrying value approximates the fair value.

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$7,678	$7,678	$10,213	$10,213
Investment securities	72,138	72,138	65,010	65,010
Net loans	247,400	250,020	221,046	224,397
Federal Home Loan Bank stock	2,549	2,549	2,128	2,128
Accrued interest receivable	1,678	1,678	1,673	1,673
Mortgage servicing rights	15	15	43	43
Financial liabilities:
Deposits	$269,438	$272,207	$251,085	$251,655
Borrowed funds	51,975	53,777	38,410	38,192
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	211	211	250	250
Off-balance sheet instruments:
Standby letters of credit	$ -	$ -	$ -	$ -
Commitments to extend credit	-	-	-	-

NOTE 20: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2008	2007
(In thousands)
Assets
Cash	$10	$178
Investments	18	20
Investment in bank subsidiary	24,603	26,587
Investment in non-bank subsidiary	155	155
Other assets	149	16
Total assets	$24,935	$26,956
Liabilities and Shareholders' Equity
Accrued liabilities	285	97
Junior subordinated debentures	5,155	5,155
Shareholders' equity	19,495	21,704
Total liabilities and shareholders' equity	$24,935	$26,956

Statements of Income	2008	2007
(In thousands)
Income
Dividends from bank subsidiary	$900	$900
Dividends from non-bank subsidiary	7	15
Dividends on other investments	-	70
Total income	907	985
Expenses
Interest	257	511
Operating	126	93
Total expenses	383	604
Income before taxes and (excess of) equity in undistributed
net income of subsidiaries	524	381
Tax benefit (expense)	100	(2)
Income before (excess of) equity in undistributed net income
of subsidiaries	624	379
(Excess of) equity in undistributed net income of subsidiaries	(256)	743
Net income	$368	$1,122

Statements of Cash Flows	2008	2007
(In thousands)
Operating Activities
Net Income	$368	$1,122
Excess of (equity in) undistributed loss of subsidiaries	256	(743)
Amortization of deferred financing costs	-	15
Other operating activities	(108)	265
Net cash provided by operating activities	516	659
Investing Activities
Investment in unconsolidated subsidiary trust	-	(155)
Liquidation of unconsolidated subsidiary trust	-	155
Net cash provided by investing activities	-	-
Financing activities
Proceeds from exercise of stock options	10	114
Proceeds from issuance of subordinated debt	-	5,155
Redemption of subordinated debt	-	(5,155)
Cash dividends	(694)	(695)
Net cash used in financing activities	(684)	(581)
(Decrease) increase in cash and cash equivalents	(168)	78
Cash and cash equivalents at beginning of year	178	100
Cash and cash equivalents at end of year	$10	$178

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

REPORT OF MANAGEMENT’S RESPONSIBILITY

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on internal control over financial reporting is contained in “Item 8 – Financial Statements and Supplementary Data” in this annual report in Form 10-K.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2008.

Name	Age	Positions Held With the Company
Thomas W. Schneider	47	President and Chief Executive Officer
James A. Dowd, CPA	41	Senior Vice President, Chief Financial Officer
Edward A. Mervine	52	Senior Vice President, General Counsel
Melissa A. Miller	51	Senior Vice President, Chief Operating Officer
Ronald Tascarella	50	Senior Vice President, Chief Credit Officer

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation Committee".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Stockholders under the caption "Voting Securities and Principal Holders Thereof"

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Stockholders under the caption "Transactions with Certain Related Persons”.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Stockholders under the caption "Audit and Related Fees".

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2008 and 2007, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)	Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis.”
(b)	Exhibits
3.1	Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 25, 2001)
3.2	Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 15, 2005 and November 28, 2007)
4	Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)
10.1	Form of Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to the Company's S-8 file no. 333-53027)
10.2	Form of Pathfinder Bank 1997 Recognition and Retention Plan (Incorporated by reference to the Company's S-8 file no. 333-53027)
10.3	2003 Executive Deferred Compensation Plan (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)
10.4	2003 Trustee Deferred Fee Plan (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)
10.5
Employment Agreement between the Bank and Thomas W. Schneider, President and Chief Executive Officer (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

10.6
Employment Agreement between the Bank and Edward A. Mervine, Vice President, General Counsel and Secretary (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

10.7 10.8
Change of Control Agreement between the Bank and Ronald Tascarella (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

Change of Control Agreement between the Bank and James A. Dowd (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

10.9 10.10 10.11
Change of Control Agreement between the Bank and Melissa A. Miller (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

Executive Supplemental Retirement Agreement between the Bank and Chris C. Gagas (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

Executive Supplemental Retirement Agreement between the Bank and Thomas W. Schneider (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of Company
23	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2 Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1                Section 1350 Certification of the Chief Executive and Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Pathfinder Bancorp, Inc.
Date:	March 27, 2009	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		By:	/s/ Janette Resnick Janette Resnick, Chairman of the Board
		Date:	March 27, 2009

By:	/s/ Thomas W. Schneider Thomas W. Schneider, President and Chief Executive Officer	By:	/s/ Chris R. Burritt Chris R. Burritt, Director
(Principal Executive Officer)
Date:	March 27, 2009	Date:	March 27, 2009
By:	/s/ James A. Dowd James A. Dowd, Senior Vice President and Chief Financial Officer	By:	/s/ George P. Joyce George P. Joyce, Director
(Principal Financial Officer)
Date:	March 27, 2009	Date:	March 27, 2009
By:	/s/ Shelley Tafel Shelley Tafel, Vice President and Controller	By:	/s/ Corte J. Spencer Corte J. Spencer, Director
(Principal Accounting Officer)
Date:	March 27, 2009	Date:	March 27, 2009
By:	/s/ Bruce B. Manwaring Bruce E. Manwaring, Director	By:	/s/ Lloyd Stemple Lloyd Stemple, Director
Date:	March 27, 2009	Date:	March 27, 2009

By:	/s/ L. William Nelson, Jr. L. William Nelson, Jr., Director
Date:	March 27, 2009

By:	/s/ Steven W. Thomas
Steven W. Thomas, Director
Date:	March 27, 2009

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	100%	New York
Pathfinder Statutory Trust II	100%	Delaware
Pathfinder Commercial Bank (1)	100%	New York
Pathfinder REIT, Inc. (1)	100%	New York
Whispering Oaks Development Corp. (1)	100%	New York

(1) Wholly owned subsidiary of Pathfinder Bank.

EXHIBIT 23: CONSENT OF BEARD MILLER COMPANY LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated March 27, 2009, relating to the consolidated financial statements, which appear in this Form 10-K.

Beard Miller Company LLP Syracuse, New York March 27, 2009	/s/ BEARD MILLER COMPANY LLP

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
March 27, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
March 27, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2008 and that to the best of his knowledge:

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
March 27, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
March 27, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer