Form 10-Q
period 2009-03-31
PATHFINDER BANCORP INC
filed 2009-05-15
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 14, 2009, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition	12
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION		20

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		21

EXHIBITS		22

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	March 31,	December 31,
(In thousands, except share data)	2009	2008
ASSETS:
Cash and due from banks	$8,726	$7,365
Interest earning deposits	8,004	313
Total cash and cash equivalents	16,730	7,678
Investment securities, at fair value	74,567	72,138
Federal Home Loan Bank stock, at cost	1,893	2,549
Loans	247,979	249,872
Less: Allowance for loan losses	2,553	2,472
Loans receivable, net	245,426	247,400
Premises and equipment, net	7,315	7,450
Accrued interest receivable	1,561	1,678
Foreclosed real estate	380	335
Goodwill	3,840	3,840
Bank owned life insurance	6,787	6,731
Other assets	3,081	2,961
Total assets	$361,580	$352,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$266,531	$243,288
Noninterest-bearing	26,499	26,150
Total deposits	293,030	269,438
Short-term borrowings	1,000	17,575
Long-term borrowings	36,400	34,400
Junior subordinated debentures	5,155	5,155
Other liabilities	6,185	6,697
Total liabilities	341,770	333,265
Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding respectively	30	30
Additional paid in capital	7,909	7,909
Retained earnings	21,777	21,198
Accumulated other comprehensive loss	(3,404)	(3,140)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	19,810	19,495
Total liabilities and shareholders' equity	$361,580	$352,760

The accompanying notes are an integral part of the consolidated financial statements.

Page - 3-

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2009	March 31, 2008
Interest and dividend income:
Loans, including fees	$3,627	$3,638
Debt securities:
Taxable	711	680
Tax-exempt	10	23
Dividends	81	115
Other	1	44
Total interest income	4,430	4,500
Interest expense:
Interest on deposits	1,297	1,599
Interest on short-term borrowings	14	134
Interest on long-term borrowings	406	355
Total interest expense	1,717	2,088
Net interest income	2,713	2,412
Provision for loan losses	135	145
Net interest income after provision for loan losses	2,578	2,267
Noninterest income:
Service charges on deposit accounts	351	379
Increase in value of bank owned life insurance	56	67
Loan servicing fees	56	90
Net gains on sales of investment securities	87	-
Net gains on sales of loans and foreclosed real estate	80	6
Debit card interchange fees	64	66
Other charges, commissions and fees	105	96
Total noninterest income	799	704
Noninterest expense:
Salaries and employee benefits	1,372	1,337
Building occupancy	323	346
Data processing expenses	339	309
Professional and other services	172	219
Other expenses	367	314
Total noninterest expenses	2,573	2,525
Income before income taxes	804	446
Provision for income taxes	225	114
Net income	$579	$332

Net income per share - basic	$0.23	$0.13
Net income per share - diluted	$0.23	$0.13
Dividends per share	$0.0000	$0.1025

The accompanying notes are an integral part of the consolidated financial statements.

Page - 4-

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2009 and March 31, 2008
(Unaudited)

					Accumulated
			Additional		Other Com-
	Common Stock Issued		Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2009	2,972,119	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				579			579
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available for sale (net of $1 tax benefit)					(306)		(306)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $28 tax expense)					42		42
Total Comprehensive income							315
Balance, March 31, 2009	2,972,119	$30	$7,909	$21,777	$(3,404)	$(6,502)	$19,810

Balance, January 1, 2008	2,971,019	$30	$7,900	$21,734	$(1,458)	$(6,502)	$21,704
Cumulative effect of a change in accounting
principle upon the change in defined
employee benefit plans' measurement date
under SFAS 158 (net of $8 tax expense)				(48)	13		(35)
Comprehensive income:
Net income				332			332
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $150 tax expense)					226		226
Total Comprehensive income							558
Dividends declared ($0.1025 per share)				(255)			(255)
Balance, March 31, 2008	2,971,019	$30	$7,900	$21,763	$(1,219)	$(6,502)	$21,972

The accompanying notes are an integral part of the consolidated financial statements.

Page - 5-

    Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands)	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net income	$579	$332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	135	145
Proceeds from sales of loans	5,590	-
Originations of loans held-for-sale	(5,510)	-
Realized gains on sales of:
Foreclosed real estate	-	(6)
Loans	(80)	-
Available-for-sale investment securities	(87)	-
Depreciation	163	180
Amortization of mortgage servicing rights	6	8
Earnings on bank owned life insurance	(56)	(67)
Net (accretion) amortization of premiums and discounts on investment securities	(214)	21
Decrease in accrued interest receivable	117	42
Net change in other assets and liabilities	(340)	(698)
Net cash provided by (used in) operating activities	303	(43)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(12,627)	(18,489)
Net proceeds from the redemption of Federal Home Loan Bank stock	656	185
Proceeds from maturities and principal reductions of
investment securities available-for-sale	3,633	7,679
Proceeds from sale of:
Available-for-sale investment securities	6,559	-
Real estate acquired through foreclosure	-	168
Net decrease (increase) in loans	1,794	(750)
Purchase of premises and equipment	(28)	(14)
Net cash used in investing activities	(13)	(11,221)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money market deposit accounts, MMDA accounts and escrow deposits	16,425	13,919
Net increase in time deposits	7,167	6,372
Net repayments on short-term borrowings	(16,575)	(10,400)
Payments on long-term borrowings	-	(1,700)
Proceeds from long-term borrowings	2,000	8,000
Cash dividends paid	(255)	(93)
Net cash provided by financing activities	8,762	16,098
Increase in cash and cash equivalents	9,052	4,834
Cash and cash equivalents at beginning of period	7,678	10,213
Cash and cash equivalents at end of period	$16,730	$15,047
CASH PAID DURING THE PERIOD FOR:
Interest	$1,700	$2,040
Income Taxes	521	116
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	45	112

The accompanying notes are an integral part of the consolidated financial statements.

Page - 6-

Pathfinder Bancorp, Inc.
Note to Consolidated Financial Statements
 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for the two year period then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2) Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2009 and 2008, using 2,484,832 and 2,483,732 weighted average common shares outstanding, respectively.  Diluted earnings per share for the three months ended March 31, 2009 and 2008, have been computed using 2,484,832 and 2,488,927 weighted average common shares outstanding, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.  There was no dilutive effect during the three months ended March 31, 2009 since the current trading price of the Company’s common stock is lower that the average strike price of the outstanding stock options.  The number of dilutive options excluded from the diluted earnings per share calculation was 8,461 for the three months ended March 31, 2009.

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

The composition of net periodic pension plan costs for the three months ended March 31, is as follows:

(In thousands)	2009	2008
Service cost	$57	$53
Interest cost	83	79
Expected return on plan assets	(68)	(112)
Amortization of net losses	65	16
Net periodic benefit cost	$137	$36

Page - 7-

The composition of net periodic postretirement plan costs for the three months ended March 31, is as follows:

(In thousands)	2009	2008
Service cost	$1	$1
Interest cost	5	5
Amortization of transition obligation	5	5
Net periodic benefit cost	$11	$11

The Company anticipates making a non-recurring contribution to the defined benefit pension plan of approximately $2,000,000 during the second quarter of 2009.  The large contribution is being made to reduce the overall plan funding shortfall and mitigate anticipated pension expense increases on a going forward basis.

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

The components of other comprehensive income and related tax effects for the three months ended March 31 are as follows:

(In thousands)	2009	2008
Unrealized holding (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period	$(220)	$376
Reclassification adjustment for net gains included in net income	(87)	-
Net unrealized (losses) gains on securities available for sale	(307)	376
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans'
net loss and transition obligation recognized in net
periodic expense	70	-
Net change in defined benefit plan	70	-
Other comprehensive (loss) income before tax	(237)	376
Tax effect	(27)	(150)
Other comprehensive (loss) income	$(264)	$226

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	March 31,	December 31,
(In thousands)	2009	2008
Unrealized losses on securities available for sale
(net of tax benefit 2009 - $206; 2008 - $205)	$(1,359)	$(1,053)
Net pension losses
(net of tax benefit 2009 - $1,326; 2008 - $1,352)	(1,988)	(2,027)
Net post-retirement losses and transition obligation
(net of tax benefit 2009 - $38; 2008 - $40)	(57)	(60)
	$(3,404)	$(3,140)

Page - 8-

(5) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.6 million of standby letters of credit as of March 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of March 31, 2009, for guarantees under standby letters of credit issued is not material.

(6) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Foreclosed real estate:  Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated disposal costs.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon expected proceeds.   These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Page - 9-

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Investment securities available for sale	$1,539	$73,028	$-	$74,567

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Investment securities available for sale	$1,918	$70,220	$-	$72,138

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables summarize financial assets measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Impaired loans	$-	$-	$354	$354
Foreclosed real estate	-	-	380	380

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Impaired loans	$-	$-	$295	$295
Foreclosed real estate	-	-	335	335

(7) New Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (R), Business Combinations (SFAS 141R). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective for the Company January 1, 2009. This pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair

Page - 10-

value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.  This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.  In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At March 31, 2009, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

Page - 11-

The following discussion reviews the Company's financial condition at March 31, 2009 and the results of operations for the three months ended March 31, 2009 and March 31, 2008.

Statement Regarding Forward-Looking Statements

When used in this quarterly report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage and other loans, investment securities and other assets, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees, service charges and servicing rights, net gains and losses on sales of securities, loans and foreclosed real estate, and noninterest expense such as employee compensation and benefits, occupancy and equipment costs, data processing costs and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, of which these events are beyond the control of the Company.  In particular, the general level of market interest rates tends to be highly cyclical.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2008 Annual Report on Form 10-K ("the Consolidated Financial Statements").

These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Page - 12-

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

Overview

Net income was $579,000, or $0.23 per basic and diluted share, for the three months ended March 31, 2009, as compared to $332,000, or $0.13 per basic and diluted share, for the same period in 2008.  The Company has continued efforts to expand its lending and deposit relationships within the small business community.  These efforts have helped the Company transform its statement of condition from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial relationships.
On an average balance basis, total commercial loans comprised 33.4% of the total gross loan portfolio for the quarter ended March 31, 2009 compared to 31.6% for the quarter ended March 31, 2008.

The Company sold approximately $4.5 million in municipal investment portfolio holdings and $5.5 million of fixed rate residential real estate loans during the first quarter.  These efforts, combined with other deposit gathering efforts, were undertaken to improve the Company’s overall liquidity position and reduce its reliance on wholesale borrowings. Short-term borrowings decreased $16.6 million, or 94%, when compared to December 31, 2008.  Long-term borrowings increased $2.0 million, or 6%, when compared to December 31, 2008.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.65% and 11.67%, respectively, for the three months ended March 31, 2009, compared with 0.40% and 5.94%, respectively, for the three months ended March 31, 2008.  During the first quarter of 2009, when compared to the first quarter of 2008, net interest income increased $301,000.  The provision for loan losses decreased $10,000, noninterest income increased $95,000 and noninterest expenses increased $48,000.

Page - 13-

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

Net interest income, on a tax-equivalent basis increased to $2.7 million for the three months ended March 31, 2009, from $2.5 million for the three months ended March 31, 2008.  The Company's net interest margin for the first quarter of 2009 increased to 3.37% from 3.21% when compared to the same quarter in 2008.  Significant reductions in short-term interest rates have resulted in a positively sloped yield curve.  Reductions in the Company’s cost of funds, combined with efforts to maintain the current levels of earning asset yields have resulted in an expansion of the Company’s net interest margin. The increase in net interest income is attributable to a decrease of 71 basis points in the average cost of interest bearing liabilities, and was offset by a decrease of 51 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 9% to $334.3 million at March 31, 2009, as compared to $305.8 million at March 31, 2008.  The increase in average earning assets is primarily attributable to a $24.7 million increase in loans receivable, and a $3.6 million increase in interest earning deposits.  Average interest-bearing liabilities increased  $23.6 million to $306.4 million from $282.9 million at March 31, 2008. The increase in the average balance of interest-bearing liabilities resulted primarily from a $4.5 million increase in average borrowings and a $19.0 million increase in average deposits.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2009, decreased $70,000, or 1.6%, to $4.4 million from $4.5 million for the quarter ended March 31, 2008.

The average balance of loans increased $24.7 million to $248.2 million, with yields decreasing 68 basis points to 5.87% for the first quarter of 2009.  Average residential real estate loans increased $7.2 million, or 6%, and experienced a decrease in the average yield to 5.61% from 5.85% in the comparable quarter of 2008.   Average commercial real estate loans increased $9.9 million, while the average yield on those loans decreased to 6.76% from 7.58% from the year earlier period. Average commercial loans increased $5.8 million and experienced a decrease in the average yield of 203 basis points, to 5.08% for the quarter ended March 31, 2009, from 7.11%, in the quarter ended March 31, 2008. The decrease in the average yield on commercial loans was primarily the result of new commercial loan origination activity taking place at yields lower than the average yield on the existing commercial loan portfolio, combined with the downward repricing of the existing adjustable rate commercial loan portfolio into the current, historically low, interest rate environment Average consumer loans increased $2.0 million, or 8%, while the average yield decreased by 145 basis points.

Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2009, increased by $225,000, with an increase in tax-equivalent interest income from investments of $57,000, or 7%, when compared to the first quarter of 2008.  The average tax-equivalent yield of the portfolio increased 30 basis points, to 4.82% from 4.52%.

Interest Expense

Total interest expense decreased $371,000 for the three months ended March 31, 2009, compared to the same quarter in 2008, as the cost of funds decreased 71 basis points to 2.24% in 2009 from 2.95% in 2008.  Although each category of deposits, as well as the level of borrowings, increased in 2009 over the first quarter of 2008, the associated cost of funds decreased sufficiently to lower the overall interest expense incurred.  Average time deposits increased $14.5 million, but were offset by a 77 basis point reduction in the cost of funds.  The average balance of NOW accounts increased to $25.5 million at March 31, 2009 from $22.9 million in 2008, and was offset by a 34 basis point reduction in the cost of funds.  Additionally, the average balance of money market demand accounts increased to $34.2 million at March 31, 2009 from $33.1 million at March 31, 2008 and was offset by a decrease in the cost of funds to 0.92% from 2.61%.  Average money management accounts increased $515,000, but were also offset by a 34 basis point reduction in the cost of funds.  Interest expense on borrowings decreased by $69,000, or 14%, from the prior period as a result of a 295 basis point decrease in the cost of funds on the junior subordinated debenture that resulted from a reduction in its index rate which is based on 3-month LIBOR combined with the cost of funds on other borrowings decreasing 81 basis points to 3.74% at March 31, 2009.  The decrease in the cost of funds was partially offset by a $4.5 million increase in the average balance of total borrowed funds.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2009 decreased $10,000, or 6.9%, from the same period in 2008.  , The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions.  The Company's ratio of allowance for loan losses to period-end

Page - 14-

loans increased to 1.03% at March 31, 2009 as compared to 0.99% at December 31, 2008.  Nonperforming loans to period end loans decreased to 0.89% at March 31, 2009 from 0.93% at December 31, 2008. The decrease in nonperforming loans is primarily the result of improvements in the delinquency status of commercial loan relationships.  Management believes that the existing reserves provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

	Three Months Ended March 31,
(in thousands)	2009	2008	Change
Service charges on deposit accounts	$351	$379	$(28)	-7.4%
Earnings on bank owned life insurance	56	67	(11)	-16.4%
Loan servicing fees	56	90	(34)	-37.8%
Debit card interchange fees	64	66	(2)	-3.0%
Other charges, commissions and fees	105	96	9	9.4%
Noninterest income before gains (losses)	632	698	(66)	-9.5%
Net gains on sales of investment securities	87	-	87	-100.0%
Net gains on sales of loans and foreclosed real estate	80	6	74	1233.3%
Total noninterest income	$799	$704	$95	13.5%

For the three months ended March 31, 2009, noninterest income before gains (losses) decreased $66,000, or 9.5%, when compared with the three months ended March 31, 2008. The decrease in service charges on deposit accounts was primarily attributable to the decrease in usage of our extended overdraft product.  This is attributed to a reduction in consumer spending as a result of the current stressed economic conditions. The decrease in loan servicing fees was primarily attributable to non-recurring fees that were collected for commercial loans in 2008.  The decrease in noninterest income before gains (losses) was offset by an increase in net gains on sales of investment securities and loans.  The increase in net gains on sales of investment securities and net gains on sales of loans and foreclosed real estate is due to the gains recognized on the sale of $4.5 million in municipal securities and $5.5 million in 30-year fixed rate residential mortgages.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended March 31,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$1,372	$1,337	$35	2.6%
Building occupancy	323	346	(23)	-6.6%
Data processing	339	309	30	9.7%
Professional and other services	172	219	(47)	-21.5%
Other operating	367	314	53	16.9%
Total noninterest expense	$2,573	$2,525	$48	1.9%

Total noninterest expense increased $48,000 for the three months ended March 31, 2009 when compared to the same period for 2008. The increase in salaries and employee benefits was primarily due to normal merit increases and incentive based compensation costs.  Data processing costs increased $30,000, or 9.7% due to an increase in maintenance fees and Internet banking charges from greater customer access.  A $53,000, or 16.9%, increase in other expenses was due to an increase in FDIC assessments on deposits.  Pathfinder Bank offset 90% of its Deposit Insurance Fund assessments with available one-time assessment credits during the first two quarters of 2008 and took the remaining balance of the credit against the third quarter assessment.  For the first nine months of 2008, credits utilized to offset amounts assessed for Pathfinder Bank totaled $76,000.  Assessments for Pathfinder Bank in March 2009 were not offset by credits.  These increases were offset by decreases of $47,000 and $23,000 in professional and other services and building occupancy, respectively.  The decreases were the result of non-recurring charges that were expensed in 2008.

Page - 15-

On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits, depending on the risk category of the institution and the institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment to 10 basis points under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense of approximately $300,000 to $600,000, respectively. The interim rule also allows for additional special assessments.  Since the filing of the Company’s Form 10-K, there have been additional developments at the federal level, which leads the Company to believe that Pathfinder Bank’s special assessment will be on the lower end of the possible range previously discussed.  The FDIC has yet to issue a final ruling in that regard.

Income Tax Expense

Income taxes increased $111,000 for the quarter ended March 31, 2009, as compared to the same period in 2008. The effective tax rate was 28% and 25.6% for the three months ended March 31, 2009 and March 31, 2008, respectively.  The increase in income tax expense and effective tax rate in 2009 in comparison to 2008, resulted from a higher pretax income of $358,000, combined with a reduction of income earned on tax-exempt investment securities.  The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $8.8 million, or 2.5%, to $361.6 million at March 31, 2009, from $352.8 million at December 31, 2008.  The increase in total assets was primarily the result of an increase of $9.1 million, or 118%, in cash and cash equivalents and a $2.4 million increase in investment securities, offset by a $2.0 million decrease in net loans receivable.  The increase in cash and cash equivalents was primarily the result of interest earning deposits held at the Federal Home Loan Bank, which were generated from increased deposits combined with the proceeds received from the sale of municipal investments and residential real estate loans.  Investment securities portfolio growth is being driven by the purchase of mortgage-backed securities and agency securities with excess liquidity generated by deposit growth.   The decrease in loans reflects normal amortization of the lending portfolio, which was only partially offset by new loan originations in the first quarter.  The Company continues to transform its traditional thrift balance sheet toward that of a community bank with a more diverse mix of residential, consumer and commercial loans.

The Company presently holds in its investment portfolio a $2.8 million investment in a no-load mutual fund, which invests primarily in mortgage-related instruments.  The fund holds mortgage-backed bonds and securities issued by government-sponsored mortgage entities and by private companies.  The underlying assets are comprised of variable rate, adjustable rate and fixed-rate residential mortgage and home equity loans, ..  As a result of the recent problems in the real estate and mortgage securities markets, the fair value of the fund has declined and, accordingly, the Company’s recorded other-than-temporary impairment charges of 18% of the value during 2008.  The value of the investment in the fund has declined further below its cost basis by approximately $383,000 as of March 31, 2009.  The current fund value is not a compilation of the daily trading prices of the underlying securities, but rather is derived from matrix pricing in an illiquid market, thus it is more reflective of liquidation pricing than of the Fund’s true fair value.  Fund cash flows have been uninterrupted, as no individual security has experienced a default of contractual principal or interest payments. The Fund continues to reinvest excess cash flows into short-term federal agency backed mortgage-backed securities, thus improving the overall risk profile of the Fund.  Many of the Government’s initiative to reinvigorate the economy and improve asset valuations are just beginning to take effect.  Significant improvements in market conditions should be realized in the near term.  Management has displayed the intent and ability to hold this security until its value improves.  Given all these facts, it is management’s opinion that the current carrying value of the Fund is reasonable and that additional adjustments to the Fund’s carrying value are not necessary at this time.

In addition to the mutual fund backed by mortgage-related instruments, the Company also holds a $2.2 million investment in a mutual fund consisting of investment grade, dividend paying common stocks of large capitalization companies (companies with market capitalization in excess of $5 billion).  Management recorded an other-than-temporary impairment charge of 24% of the Funds value in 2008.  The value of the investment in this fund has declined further below its cost basis by approximately $653,000 as of March 31, 2009. The overall value of the fund has continued to improve during 2009.  As of May 6th, the unrealized loss associated with the Company’s holdings in the fund has decreased to approximately $455,000, representing a 30% improvement since March 31, 2009.  Management believes that the underlying investment grade securities represent equity positions in well-managed companies with a diverse cross section of various industries.  Management has performed a review of each underlying holding comprising the Fund. The review and analysis indicates that there are no individually impaired holdings and there is no indication that the profitability of the individual companies is impaired beyond the current economic cycle.  The Fund

Page - 16-

value is highly correlated to the overall stock market performance and management believes that the market will return to previous valuation levels over the next economic cycle.  Many of the Government’s initiatives to reinvigorate the economy are just beginning to take effect and significant improvements in overall market conditions should be realized in the near term.  Management has the intent and ability to hold this security until its value improves.  As such, the recent decline in market value, since the September 30, 2008 write-down for impairment, is not considered to be other-than-temporary.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

Liabilities

Total liabilities increased $8.5 million, or 2.6%, to $341.8 million at March 31, 2009, from $333.3 million at December 31, 2008.  Deposits increased $23.6 million, or 8.8%, and long-term borrowings increased $2.0 million.  These increases were offset by a reduction in short-term borrowings of $16.6 million, or 94.3%.  The increase in deposits was the result of an increase of $20.5 million in municipal customer deposits, with the balance coming from increased retail deposits.  The municipal deposit increase was driven by the receipt of tax revenues by our municipal customers.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets:

	March 31,	December 31,
(In thousands)	2009	2008
Nonaccrual loans:
Commercial real estate and commercial	$1,072	$1,455
Consumer	191	254
Real estate - mortgage	937	614
Total nonaccrual loans	2,200	2,323
Total nonperforming loans	2,200	2,323
Foreclosed real estate	380	335
Total nonperforming assets	$2,580	$2,658
Nonperforming loans to total loans	0.89%	0.93%
Nonperforming assets to total assets	0.71%	0.75%

Total nonperforming loans decreased 5% at March 31, 2009, when compared to December 31, 2008.  The decrease in nonperforming loans was primarily the result of the improvement in the delinquency status of commercial loan relationships.  Management believes that the underlying collateral and associated guarantees, combined with the existing reserves provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at March 31, 2009 and December 31, 2008 was $2.6 million and $2.5 million, or 1.03% and 0.99% of period end loans, respectively.

Capital

Shareholders' equity at March 31, 2009, was $19.8 million as compared to $19.5 million at December 31, 2008.  The Company added $579,000 to retained earnings through net income.  The increase to retained earnings was offset by an increase of $264,000 in accumulated other comprehensive loss, which increased to $3.4 million from $3.1 million at December 31, 2008. Unrealized holding losses on securities, net of tax, resulted in an increase in accumulated other comprehensive loss of $306,000.  This was offset by $42,000 of amortization of retirement plan losses, net of tax expense.  No dividend was declared  during the first quarter of 2009.  In April of 2009 the Board of Directors announced that the Company had declared a cash dividend of $.03 per share on the Company’s common stock relating to the fiscal quarter ending March 31, 2009.  The dividend will be payable to all shareholders of record on May 15, 2009 and will be paid on May 29, 2009.  The current dividend level represents an approximately 71% reduction for the fiscal year 2008 dividend levels.  The Board of Directors and Management of the company believe it is in the best interest of the shareholders to conserve capital at this time.

Page - 17-

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2009, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $72.5 million.  At March 31, 2009, the Company has $37.4 outstanding against the existing lines with $35.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2009, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Page - 18-

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

Page - 19-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PATHFINDER BANCORP, INC.

May 15, 2009                                                    /s/ Thomas W. Schneider
Date:                                                                 Thomas W. Schneider
           President and Chief Executive Officer

May 15, 2009                                   /s/ James A. Dowd
Date:                                                                  James A. Dowd
                                                           Senior Vice President and Chief Financial Officer

Page - 20-

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
May 15, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Page - 21-

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
May 15, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

Page - 22-

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2009 and that to the best of his knowledge:

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
May 15, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
May 15, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

Page - 23-