Form 10-Q
period 2009-06-30
PATHFINDER BANCORP INC
filed 2009-08-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending June 30, 2009

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
YES *        NO *

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

As of August 10, 2009, there were 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	18
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II - OTHER INFORMATION		27

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		29

EXHIBITS		30

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	June 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS:
Cash and due from banks	$6,930	$7,365
Interest earning deposits	1,295	313
Total cash and cash equivalents	8,225	7,678
Investment securities, at fair value	67,223	72,138
Federal Home Loan Bank stock, at cost	1,917	2,549
Loans	250,187	249,872
Less: Allowance for loan losses	2,772	2,472
Loans receivable, net	247,415	247,400
Premises and equipment, net	7,307	7,450
Accrued interest receivable	1,518	1,678
Foreclosed real estate	251	335
Goodwill	3,840	3,840
Bank owned life insurance	6,843	6,731
Other assets	2,685	2,961
Total assets	$347,224	$352,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$255,131	$243,288
Noninterest-bearing	25,775	26,150
Total deposits	280,906	269,438
Short-term borrowings	1,000	17,575
Long-term borrowings	35,400	34,400
Junior subordinated debentures	5,155	5,155
Other liabilities	4,649	6,697
Total liabilities	327,110	333,265
Shareholders' equity:
Preferred stock, authorized shares 1,000,000; no shares issued or outstanding
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding respectively	30	30
Additional paid in capital	7,909	7,909
Retained earnings	21,658	21,198
Accumulated other comprehensive loss	(2,981)	(3,140)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	20,114	19,495
Total liabilities and shareholders' equity	$347,224	$352,760

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2009	June 30, 2008
Interest and dividend income:
Loans, including fees	$3,685	$3,550
Debt securities:
Taxable	672	775
Tax-exempt	3	59
Dividends	80	112
Federal funds sold and interest earning deposits	1	10
Total interest income	4,441	4,506
Interest expense:
Interest on deposits	1,154	1,413
Interest on short-term borrowings	6	92
Interest on long-term borrowings	405	364
Total interest expense	1,565	1,869
Net interest income	2,876	2,637
Provision for loan losses	272	135
Net interest income after provision for loan losses	2,604	2,502
Noninterest income:
Service charges on deposit accounts	360	355
Earnings on bank owned life insurance	56	56
Loan servicing fees	55	61
Losses on impairment of investment securities	(298)	(342)
Net losses on sales of loans and foreclosed real estate	(15)	-
Debit card interchange fees	73	70
Other charges, commissions & fees	114	111
Total noninterest income	345	311
Noninterest expense:
Salaries and employee benefits	1,377	1,242
Building occupancy	306	332
Data processing expenses	336	330
Professional and other services	242	203
Other expenses	555	314
Total noninterest expenses	2,816	2,421
Income before income taxes	133	392
Provision for income taxes	102	92
Net income	$31	$300

Earnings per share - basic	$0.01	$0.12
Earnings per share - diluted	$0.01	$0.12
Dividends per share	$0.06	$0.1025

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2009	June 30, 2008
Interest and dividend income:
Loans, including fees	$7,312	$7,188
Debt securities:
Taxable	1,383	1,455
Tax-exempt	13	82
Dividends	161	227
Federal funds sold and interest earning deposits	2	54
Total interest income	8,871	9,006
Interest expense:
Interest on deposits	2,451	3,012
Interest on short-term borrowings	20	226
Interest on long-term borrowings	811	719
Total interest expense	3,282	3,957
Net interest income	5,589	5,049
Provision for loan losses	407	280
Net interest income after provision for loan losses	5,182	4,769
Noninterest income:
Service charges on deposit accounts	711	734
Earnings on bank owned life insurance	112	123
Loan servicing fees	111	151
Losses on impairment of investment securities	(298)	(342)
Net gains on sales of investment securities	87	-
Net gains on sales of loans and foreclosed real estate	65	6
Debit card interchange fees	137	136
Other charges, commissions & fees	219	207
Total noninterest income	1,144	1,015
Noninterest expense:
Salaries and employee benefits	2,749	2,579
Building occupancy	629	678
Data processing expenses	675	639
Professional and other services	414	422
Other expenses	922	628
Total noninterest expenses	5,389	4,946
Income before income taxes	937	838
Provision for income taxes	327	206
Net income	$610	$632

Earnings per share - basic	$0.25	$0.25
Earnings per share - diluted	$0.25	$0.25
Dividends per share	$0.06	$0.205

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2009 and June 30, 2008
(Unaudited)

					Accumulated
			Additional		Other Com-
	Common Stock Issued		Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2009	2,972,119	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				610			610
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $132 tax expense)					76		76
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $56 tax expense)					83		83
Total Comprehensive income							769
Dividends declared ($0.06 per share)				(150)			(150)
Balance, June 30, 2009	2,972,119	$30	$7,909	$21,658	$(2,981)	$(6,502)	$20,114

Balance, January 1, 2008	2,971,019	$30	$7,900	$21,734	$(1,458)	$(6,502)	$21,704
Cumulative effect of a change in accounting
principle upon the change in defined
employee benefit plans' measurement date
under SFAS 158 (net of $8 tax expense)				(48)	13		(35)
Comprehensive loss:
Net income				632			632
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities
available for sale (net of $654 tax benefit)					(831)		(831)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $17 tax expense)					25		25
Total Comprehensive loss							(174)
Dividends declared ($0.2050 per share)				(348)			(348)
Balance, June 30, 2008	2,971,019	$30	$7,900	$21,970	$(2,251)	$(6,502)	$21,147

The accompanying notes are an integral part of the consolidated financial statements.

 Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the six	For the six
	months ended	months ended
(In thousands)	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net income	$610	$632
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	407	280
Proceeds from sales of loans	6,513	-
Originations of loans held-for-sale	(6,427)	-
Realized losses (gains) on sales of:
Foreclosed real estate	21	(6)
Loans	(86)	-
Available-for-sale investment securities	(87)	-
Impairment write-down on available-for-sale securities	298	342
Depreciation	327	358
Amortization of mortgage servicing rights	13	17
Earnings on bank owned life insurance	(112)	(123)
Net (accretion) amortization of premiums and discounts on investment securities	(144)	62
Decrease (increase) in accrued interest receivable	160	(49)
Net change in other assets and liabilities	(1,654)	(152)
Net cash (used in) provided by operating activities	(161)	1,361
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(12,653)	(29,683)
Net proceeds from the redemption of (purchases of) Federal Home Loan Bank stock	632	(259)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	11,150	12,808
Proceeds from sale of:
Available-for-sale investment securities	6,559	984
Real estate acquired through foreclosure	132	315
Net increase in loans	(491)	(10,310)
Purchase of premises and equipment	(184)	(94)
Net cash provided by (used in) investing activities	5,145	(26,239)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money market deposit accounts, MMDA accounts and escrow deposits	9,438	8,920
Net increase in time deposits	2,030	6,824
Net repayments on short-term borrowings	(16,575)	(10,430)
Payments on long-term borrowings	(1,000)	(3,610)
Proceeds from long-term borrowings	2,000	24,000
Cash dividends paid	(330)	(348)
Net cash (used in) provided by financing activities	(4,437)	25,356
Increase in cash and cash equivalents	547	478
Cash and cash equivalents at beginning of period	7,678	10,213
Cash and cash equivalents at end of period	$8,225	$10,691
CASH PAID DURING THE PERIOD FOR:
Interest	$3,312	$4,005
Income taxes	521	160
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	69	112

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Note to Consolidated Financial Statements
 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.  The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein, August 14, 2009.

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

Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2) Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2009 and 2008, using 2,484,832 and 2,483,732 weighted average common shares outstanding, respectively. Diluted earnings per share for the three months and six months ended June 30, 2009 and 2008, have been computed using 2,484,832 and 2,486,197 for the three month periods and 2,484,832 and 2,487,562 for the six month periods, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.  There was no dilutive effect during the three and six months ended June 30, 2009, since the current trading price of the Company’s common stock is lower that the average strike price of the outstanding stock options.  The number of options excluded from the diluted earnings per share calculation was 4,364 for the three months ended June 30, 2009 and 6,413 for the six months ended June 30, 2009.

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

The composition of net periodic pension plan costs for the three months and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2009	2008	2009	2008
Service cost	$57	$54	$114	$107
Interest cost	83	79	166	158
Expected return on plan assets	(68)	(112)	(136)	(223)
Amortization of net losses	65	16	130	33
Net periodic benefit cost	$137	$37	$274	$75

The composition of net periodic postretirement plan costs for the three months and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2009	2008	2009	2008
Service cost	$1	$1	$2	$1
Interest cost	5	5	10	10
Amortization of transition obligation	5	5	10	10
Net periodic benefit cost	$11	$11	$22	$21

The Company made a non-recurring contribution to the defined benefit pension plan of  $2,000,000 during the second quarter of 2009.  The large contribution was made to reduce the overall plan funding shortfall and mitigate future anticipated pension expense increases.

(4) Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, and unrecognized gains and losses, prior service costs and transition assets or obligations for defined benefit pension and post-retirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three and six months ended June 30 are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2009	2008	2009	2008
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	$217	$(2,102)	$(3)	$(1,726)
Reclassification adjustment for impairment charges included in net income	298	342	298	342
Reclassification adjustment for net gains included in net income	-	-	(87)	0
Net unrealized gains (losses) on securities available for sale	515	(1,760)	208	(1,384)
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans'
net loss and transition obligation recognized in net
periodic expense	70	42	140	42
Net change in defined benefit plan	70	42	140	42
Other comprehensive income (loss) before tax	585	(1,718)	348	(1,342)
Tax effect	(162)	686	(189)	536
Other comprehensive income (loss)	$423	$(1,032)	$159	$(806)

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	June 30,	December 31,
(In thousands)	2009	2008
Unrealized losses on securities available for sale
(net of tax benefit 2009 - $73; 2008 - $205)	$(977)	$ (1,053)
Net pension losses
(net of tax benefit 2009 - $1,300; 2008 - $1,352)	(1,950)	(2,027)
Net post-retirement losses and transition obligation
(net of tax benefit 2009 - $36; 2008 - $40)	(54)	(60)
	$(2,981)	$ (3,140)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$9,093	$225	$-	$9,318
State and political subdivisions	2,112	2	(31)	2,083
Corporate	10,016	41	(1,200)	8,857
Residential mortgage-backed	39,409	869	(86)	40,192
Total	60,630	1,137	(1,317)	60,450
Equity investment securities:
Mutual funds	5,179	-	(865)	4,314
Common stock	313	-	(5)	308
Total	5,492	-	(870)	4,622
Other investments	2,151	-	-	2,151
Total investment securities	$68,273	$1,137	$(2,187)	$67,223

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$9,126	$342	$-	$9,468
State and political subdivisions	5,020	23	(70)	4,973
Corporate	12,181	117	(1,472)	10,826
Residential mortgage-backed	39,478	707	(155)	40,030
Total	65,805	1,189	(1,697)	65,297
Equity investment securities:
Mutual funds	5,179	-	(744)	4,435
Common stock	313	-	(6)	307
Total	5,492	-	(750)	4,742
Other investments	2,099	-	-	2,099
Total investment securities	$73,396	$1,189	$(2,447)	$72,138

The amortized cost and estimated fair value of debt investments at June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$3,996	$4,036
Due after one year through five years	9,203	9,256
Due after five years through ten years	3,002	2,930
Due after ten years	5,020	4,036
Residential mortgage-backed securities	39,409	40,192
Totals	$60,630	$60,450

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
State and political subdivisions	$(31)	$1,836	$-	$-	$(31)	$1,836
Corporate	(50)	1,443	(1,150)	5,347	(1,200)	6,790
Residential mortgage-backed	(3)	962	(83)	1,435	(86)	2,397
Mutual funds	(865)	4,314	-	-	(865)	4,314
Common stock	-	-	(5)	23	(5)	23
	$(949)	$8,555	$(1,238)	$6,805	$(2,187)	$15,360

	December 31, 2008
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
State and political subdivisions	$(70)	$2,134	$-	$-	$(70)	$2,134
Corporate	(327)	5,349	(1,145)	2,805	(1,472)	8,154
Residential mortgage-backed	(150)	7,491	(5)	734	(155)	8,225
Mutual funds	(744)	4,251	-	-	(744)	4,251
Common stock	-	-	(6)	21	(6)	21
	$(1,291)	$19,225	$(1,156)	$3,560	$(2,447)	$22,785

We conduct a formal review of investment securities on a quarterly basis for the presence of OTTI. For the second quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, issued by the FASB on April 9, 2009. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new FSP, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.  The FSP requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. As required, presentation of OTTI should be made in the statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of noncredit-related OTTI, showing the net as the impact on earnings.  OTTI charges have been credit-related in 2009, and therefore no offset was presented on the June 30 statements.  Additional disclosures are also required by this FSP.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt security types discussed below where no OTTI is considered necessary at June 30, 2009, we applied the criteria of FSP FAS 115-2 and 124-1. That is, we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.  For equity securities, we have the intent and ability to retain the investments for a period of time sufficient to recover the amortized cost basis of these securities.

At June 30, 2009, one taxable municipal revenue bond has been in an unrealized loss position for 5 months.  The security was issued by Ennis Texas Economic Development Corp and is currently AAA rated by S&P.  The security is scheduled to mature in 2024 and the present unrealized loss position represents only 1.65% of its current book value. Thus, the security is not deemed to be other-than- temporarily impaired.

At June 30, 2009, nine corporate securities were in unrealized loss positions.  The two securities in the largest unrealized loss position represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $984,000 and a fair value of $560,000. The Bank of America floating rate trust-preferred security has a carrying value of $979,000 and a fair value of $419,000.  The securities are rated A1 and Baa2 by Moody’s.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at much higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired thus, the securities are not deemed to be other-than-temporarily impaired. Due to the fact that each security has in excess of 17 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.

The next group of five corporate securities represents fixed rate notes with varying yields and maturities.  The unrealized loss positions principally relate to changes in interest rates subsequent to the security acquisition date, as well as a greater amount of credit spread currently being priced into similar security offerings.  All five securities are currently A rated or better by Moody’s and S & P.  Management has performed a detailed credit review on each security issuer and determined that none of the issues are credit impaired.  Thus, the securities are not deemed to be other-than-temporarily impaired.

The remaining two corporate securities have been in unrealized loss positions for three months or less. The unrealized loss positions principally relate to changes in interest rates subsequent to the security acquisition date, as well as a greater amount of credit spread currently being priced into similar security offerings.  Thus, the securities are not deemed to be other-than-temporarily impaired.

At June 30, 2009, five private label CMOs and one agency mortgage-backed security are currently in unrealized loss positions. All six of the above mentioned securities are currently rated AAA.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 10%. Management reviewed the underlying mortgage collateral associated with its holdings in CMOs and agency MBS noting the underlying credit score information, loan-to-value information, and the concentration risk associated with the geographic area that the majority of the underlying mortgage collateral resides in.   Based on the relatively high composite credit ratings and low average loan-to-value ratios identified, combined with the low collateral concentrations in the more troubled states, management deems that no other-than-temporary impairment is present.

The Company presently holds in its investment portfolio a $2.8 million investment in a no-load mutual fund, which invests primarily in mortgage-related instruments.  The fund holds mortgage-backed bonds and securities issued by government-sponsored mortgage entities and by private companies.  The underlying assets are comprised of variable rate, adjustable rate and fixed-rate residential mortgage and home equity loans.  As a result of the recent problems in the real estate and mortgage securities markets, the fair value of the fund has declined and, accordingly, the Company’s recorded other-than-temporary impairment charges of 18% of the value during 2008.  The value of the investment in the fund has declined further below its cost basis by approximately $369,000 as of June 30, 2009.  The current fund value is not a compilation of the daily trading prices of the underlying securities, but rather is derived from matrix pricing in an illiquid market, thus it is more reflective of liquidation pricing than of the Fund’s true fair value.  Fund cash flows have been uninterrupted, as no individual security has experienced a default of contractual principal or interest payments. The Fund continues to reinvest excess cash flows into short-term federal agency backed mortgage-backed securities, thus improving the overall risk profile of the Fund.  The overall value of the fund has continued to improve during 2009.  As of July 31st, the unrealized loss associated with the Company’s holdings in the fund has decreased to approximately $317,000, representing a 14% improvement since June 30, 2009 and a 17% improvement since the end of the last quarter, at March 31, 2009.  Management has displayed the intent and ability to hold this security until its value improves.  Given all these facts, it is management’s opinion that additional other-than-temporary impairment is not present at this time.

In addition to the mutual fund backed by mortgage-related instruments, the Company also holds a $2.2 million investment in a mutual fund consisting of investment grade, dividend paying common stocks of large capitalization companies (companies with market capitalization in excess of $5 billion).  Management recorded an other-than-temporary impairment charge of 24% of the Fund’s value in 2008.  The value of the investment in this fund has declined further below its cost basis by approximately $447,000 as of June 30, 2009. The overall value of the fund has continued to improve during 2009.  As of July 31st, the unrealized loss associated with the Company’s holdings in the fund has decreased to approximately $348,000, representing a 22% improvement since June 30, 2009 and a 47% improvement since the end of the last quarter, at March 31, 2009.  Management believes that the underlying investment grade securities represent equity positions in well-managed companies with a diverse cross section of various industries.  Management has performed a review of each underlying holding comprising the Fund. The review and analysis indicates that there are no individually impaired holdings and there is no indication that the profitability of the individual companies is impaired beyond the current economic cycle.  The Fund value is highly correlated to the overall stock market performance and management believes that the market will return to previous valuation levels over the next economic cycle.  Management has the intent and ability to hold this security until its value improves.  As such, the recent decline in fair value, since the September 30, 2008 write-down for impairment, is not considered to be other-than-temporary.

The Company also holds an investment with a book value of $183,000 in the Financial Institutions Fund, LLC, which invests primarily in equity securities issued by community banks and thrift institutions and holding companies of such banks and thrifts located principally in the Northeastern United States.  At June 30, 2009 the fund is in a net unrealized loss position of  $49,000.  A review of the underlying holdings indicates that there are no impaired holdings within the portfolio.  However, the portfolio is made up of the common stock of financial institutions that are operating in a heightened risk environment. As of July 31, 2009 the fund’s value had increased $52,000, or, 39%.  As a result of the subsequent improvement in fund value, management feels no additional impairment change is necessary at this time.

During the second quarter of 2009, the Company recorded an other than temporary impairment charge of $298,000 associated with its holdings in a senior unsecured note issued by CIT Group, Inc. (“CIT”). As current concerns grew relating to CIT’s ability to meet its current short-term obligations, combined with the belief that other government programs were not going to be made available to CIT, the Company concluded that the liquidation of its current holding at a loss was prudent, and the security was sold on July 16, 2009.  The impairment charge recorded in the second quarter was based on the sale proceeds as compared to the amortized cost basis of the security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the period ended June 30, 2009.

(In thousands)	Total
Beginning balance – January 1, 2009	$875
Initial credit impairment	298
Subsequent credit impairments	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	(298)
Ending balance - June 30, 2009	$875

Gross realized gains (losses) on sales of securities and other-than-temporary impairment charges for the six months ended June 30 are detailed below:

(In thousands)	2009	2008
Available-for-sale securities:
Realized gains	$96	$21
Realized (losses)	(9)	(21)
Other than temporary impairment	(298)	(342)
	$(211)	$(342)

As of June 30, 2009 and December 31, 2008, securities with an amortized cost of $36.8 million and $37.8 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.8 million of standby letters of credit as of June 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of June 30, 2009, for guarantees under standby letters of credit issued is not material.

(7) Fair Value Measurements

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

The following tables summarize assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Investment securities available for sale	$1,745	$65,478	$-	$67,223

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Investment securities available for sale	$1,918	$70,220	$-	$72,138

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables summarize financial assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Impaired loans	$-	$-	$466	$466
Foreclosed real estate	-	-	251	251

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Assets:
Impaired loans	$-	$-	$295	$295
Foreclosed real estate	-	-	335	335

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

Loans and mortgage loans held-for-sale – the fair values of portfolio loans, excluding impaired loans, are estimated using an option adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility and credit spread assumptions.

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

Borrowings – Fixed/variable term “bullet” structures are valued using a replacement cost of funds approach.  These borrowings are discounted to the FHLBNY advance curve.  Option structured borrowings’ fair values are determined by the FHLB for borrowings that include a call or conversion option.  If market pricing is not available from this source, current market indications from the FHLBNY are obtained and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are presented in the following table:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$8,225	$8,225	$7,678	$7,678
Investment securities	67,223	67,223	72,138	72,138
Net loans	247,415	253,301	247,400	250,020
Federal Home Loan Bank stock	1,917	1,917	2,549	2,549
Accrued interest receivable	1,518	1,518	1,678	1,678
Mortgage servicing rights	55	55	15	15
Financial liabilities:
Deposits	$280,906	$283,079	$269,438	$272,207
Borrowed funds	36,400	37,751	51,975	53,777
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	182	182	211	211

Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

(8) New Accounting Pronouncements

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.  This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  We have adopted this standard on April 1, 2009 without a significant impact on our current financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.  In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  We have adopted this standard on April 1, 2009 without a significant impact on our current financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.   The adoption of this staff position resulted in additional disclosures about fair values of financial instruments in the Company’s June 30, 2009 quarterly report on Form 10-Q, but did not result in a change in the reported values of any amounts in the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At June 30, 2009, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's financial condition at June 30, 2009 and the results of operations for the three months and six months ended June 30, 2009 and June 30, 2008.

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

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 11 to the consolidated annual financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity, except for security impairment losses, which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the security portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.   Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

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

Net income was $31,000, or $0.01 per basic and diluted share, for the three months ended June 30, 2009, as compared to $300,000, or $0.12 per basic and diluted share, for the same period in 2008.  For the six months ended June 30, 2009, the Company reported net income of $610,000, or $0.25 per basic and diluted share as compared to $632,000, or $0.25 per basic and diluted share for the same period in 2008.  During the second quarter of 2009, the Company recorded an investment security impairment charge of $197,000, net of tax benefits of $101,000.  During the second quarter of 2008, the Company recorded an investment security impairment charge of $205,000, net of tax benefits of $137,000.

The Company has continued efforts to expand its lending and deposit relationships within the small business community.  These efforts have helped the Company transform its statement of condition from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial relationships.  On an average balance basis, total commercial loans comprised 34.0% of the total gross loan portfolio for the six months ended June 30, 2009 compared to 30.6% for the six months ended June 30, 2008.

The Company sold approximately $4.5 million in municipal investment portfolio holdings and $6.4 million of fixed rate residential real estate loans during the first half of the year.  These efforts, combined with other deposit gathering efforts, were undertaken to improve the Company’s overall liquidity position and reduce its reliance on wholesale borrowings. Short-term borrowings decreased $16.6 million, or 94%, when compared to December 31, 2008.  Long-term borrowings increased $1.0 million, or 3%, when compared to December 31, 2008.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.03% and 0.61%, respectively, for the three months ended June 30, 2009, compared with 0.35% and 5.41%, respectively, for the three months ended June 30, 2008.  During the second quarter of 2009, when compared to the second quarter of 2008, net interest income increased $239,000, partially offset by an increased provision for loan losses of $137,000.   Noninterest expense increased $395,000, which was primarily the result of increased pension plan expense to amortize losses recorded in the prior year, and the increase in FDIC regular assessment and special assessment charges.  The provision for income tax expense during the second quarter of 2009 included $58,000 to increase the valuation allowance on deferred tax assets generated by capital losses in 2008.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses.  It is the amount by which interest earned on loans, interest-earning deposits and investment securities exceeds the interest paid on deposits and other interest-bearing liabilities.  Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields and associated funding costs.

Net interest income, on a tax-equivalent basis increased to $2.8 million for the three months ended June 30, 2009, from $2.7 million for the three months ended June 30, 2008.  The Company's net interest margin remained the same, at 3.41%, for the second quarter of 2009 when compared to the same quarter in 2008.  Reductions in the Company’s current levels of earning asset yields, due to falling short-term interest rates, have been offset by efforts to reduce the cost of funds, and have resulted in maintaining the Company’s net interest margin. The small increase in net interest income is attributable to a decrease of 52 basis points in the average cost of interest bearing liabilities, and was offset by a decrease of 48 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 5% to $328.2 million for the three months ended June 30, 2009, as compared to $313.3 million for the three months ended June 30, 2008.  The increase in average earning assets is primarily attributable to a $22.8 million increase in average loans receivable, and a $1.8 million increase in average interest earning deposits, offset by a $9.7 million decrease in average investment securities.  Average interest-bearing liabilities increased  $13.7 million to $301.3 million from $287.6 million for the three months ended June 30, 2008. The increase in the average balance of interest-bearing liabilities resulted primarily from a $15.7 million increase in average deposits and a $2.0 million decrease in average borrowings.

For the six months ended June 30, 2009, net interest income, on a tax-equivalent basis, increased to $5.6 million from $5.1 million for the six months ended June 30, 2008.  Net interest margin increased 10 basis points, to 3.41% for the six months ended June 30, 2009 from 3.31% for the six months ended June 30, 2008. Average interest-earning assets increased 7% to $330.0 million for the six months ended June 30, 2009 as compared to $309.5 million for the six months ended June 30, 2008, and the yield on interest-earning assets decreased 48 basis points to 5.39% from 5.87% for the comparable period.   The increase in average interest-earning assets was primarily attributable to a $23.8 million increase in average loans receivable and a $1.5 million increase in average interest earning deposits, partially offset by a $4.8 million decrease in average investment securities. Average interest-bearing liabilities increased $17.6 million but the cost of funds decreased 60 basis points to 2.17% for the six months ended June 30, 2009, from 2.77% for the same period in 2008.  The increase in the average balance of interest-bearing liabilities resulted primarily from a $16.4 million, or 6.8%, increase in average deposits and an $1.2 million, or 2.9%, increase in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2009, decreased $175,000, or 3.9%, to $4.4 million from $4.5 million for the quarter ended June 30, 2008.

The average balance of loans increased $22.8 million to $249.1 million, with yields decreasing 36 basis points to 5.93% for the second quarter of 2009.  Average residential real estate loans increased $4.3 million, or 3%, and experienced a decrease in the average yield to 5.62% from 5.70% in the comparable quarter of 2008.   Average commercial real estate loans

increased $12 million, while the average yield on those loans decreased to 6.96% from 7.45% from the period a year earlier. Average commercial loans increased $3.8 million and experienced a decrease in the average yield of 94 basis points, to 5.13% for the quarter ended June 30, 2009, from 6.07%, in the quarter ended June 30, 2008. The decrease in the average yield on commercial loans was primarily the result of new commercial loan origination activity taking place at yields lower than the average yield on the existing commercial loan portfolio, combined with the downward repricing of the existing adjustable rate commercial loan portfolio into the current, historically low, interest rate environment.  Average consumer loans increased $2.3 million, or 9%, while the average yield decreased by 121 basis points.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2009, decreased by $9.7 million, with a decrease in tax-equivalent interest income from investments of $300,000, or 31%, when compared to the second quarter of 2008.  The average tax-equivalent yield of the portfolio decreased 101 basis points, to 3.61% from 4.62%.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2009 decreased $178,000, or 2%, when compared to the six months ended June 30, 2008.

Average loans increased $23.8 million, with average yields decreasing 52 basis points to 5.90% from 6.42% for the six-month period ended June 30, 2009 when compared with the same period in 2008.  Average residential real estate loans increased $5.7 million, or 4.5%, and experienced a slight decrease in the average yield of 16 basis points from the comparable six-month period ended June 30, 2008.   Average commercial real estate loans increased $10.8 million, while the average yield on those loans decreased to 6.87% from 7.52% from the period a year earlier.  Average commercial loans increased $4.9 million and experienced a decrease in the average yield of 148 basis points, to 5.08% for the six months ended June 30, 2009, from 6.56%, for the six months ended June 30, 2008. The decrease in the average yield on commercial loans was the result of new commercial loan origination activity taking place at lower yields and variable rate loans pricing downwards. Average consumer loans increased $2.2 million, or 8.5%, while the average yield decreased by 133 basis points.

For the six months ended June 30, 2009, tax-equivalent interest income from investment securities decreased $243,000, or 13%, compared to the same period in 2008.   The average tax-equivalent yield of the portfolio decreased 36 basis points, to 4.21% from 4.57%.   Moreover, there was a $4.8 million decrease in the average balance of investment securities, reflecting the sale of municipal investment portfolio holdings in the first quarter.

Interest Expense

Total interest expense decreased $304,000 for the three months ended June 30, 2009, compared to the same quarter in 2008, as the cost of funds decreased 52 basis points to 2.08% in 2009 from 2.60% in 2008.  Although average deposits increased in 2009 over the second quarter of 2008, the associated cost of funds decreased sufficiently to lower the overall interest expense incurred.  Average time deposits increased $9.3 million, but were offset by a 76 basis point reduction in the cost of funds.  The average balance of money market demand accounts increased to $33.6 million at June 30, 2009 from $26.8 million at June 30, 2008 and was offset by a decrease in the cost of funds to 0.69% from 1.75%.  The average balances of other deposit categories showed small increases or decreases when comparing the second quarter averages between 2009 and 2008, but all categories had a reduction in the associated cost of funds.

Interest expense on borrowings decreased by $45,000, or 10%, when compared to the same quarter in 2008, as a result of a decrease in average borrowings of $2.1 million and a 23 basis point decrease in the cost of funds. The decrease in cost is attributed to the cost of the junior subordinated debenture, down 163 basis points, which resulted from a reduction in its index rate based on 3-month LIBOR.

Total interest expense decreased $675,000 for the six months ended June 30, 2009, compared to the same period in 2008, as the average cost of funds decreased 60 basis points to 2.17% in 2009 from 2.77% in 2008. Average time deposits increased $11.8 million, but were offset by a 76 basis point reduction in the cost of funds.  The six-month average balance of money market demand accounts increased $4.0 million at June 30, 2009 from the prior year period and was offset by a decrease in the cost of funds to 0.81% from 2.23%.  The average balances of other deposit categories showed small increases and decreases when comparing the six-month period results between 2009 and 2008, but all categories had a reduction in the associated interest expense as the result of a decrease in cost of funds of 59 basis points.

Interest expense on borrowings decreased by $114,000, or 12%, from the prior six-month period. The reduction in the average cost of borrowings to 3.78% from 4.43% in 2008, was offset by an increase in average borrowings of $1.2 million.

Provision for Loan Losses

The provision for loan losses increased $137,000 and $127,000 for the three-month and six-month periods ended June 30, 2009, respectively, when compared to the same periods in 2008.  The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.11% at June 30, 2009 as compared to 0.99% at December 31, 2008.  Nonperforming loans to period end loans increased to 1.03% at June 30, 2009 from 0.93% at December 31, 2008. The increase in nonperforming loans is primarily the result of deterioration in the delinquency status of residential real estate loans.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

	Three Months Ended June 30,
(in thousands)	2009	2008	Change
Service charges on deposit accounts	$360	$355	$5	1.4%
Earnings on bank owned life insurance	56	56	-	0.0%
Loan servicing fees	55	61	(6)	-9.8%
Debit card interchange fees	73	70	3	4.3%
Other charges, commissions and fees	114	111	3	2.7%
Noninterest income before gains (losses)	658	653	5	0.8%
Net losses on sales and impairment of investment securities	(298)	(342)	44	-12.9%
Net losses on sales of loans and foreclosed real estate	(15)	-	(15)	-100.0%
Total noninterest income	$345	$311	$34	10.9%

	Six Months Ended June 30,
(in thousands)	2009	2008	Change
Service charges on deposit accounts	$711	$734	$(23)	-3.1%
Earnings on bank owned life insurance	112	123	(11)	-8.9%
Loan servicing fees	111	151	(40)	-26.5%
Debit card interchange fees	137	136	1	0.7%
Other charges, commissions and fees	219	207	12	5.8%
Noninterest income before gains (losses)	1,290	1,351	(61)	-4.5%
Net losses on sales and impairment of investment securities	(211)	(342)	131	-38.3%
Net gains on sales of loans and foreclosed real estate	65	6	59	983.3%
Total noninterest income	$1,144	$1,015	$129	12.7%

For the three months ended June 30, 2009, noninterest income before gains (losses) remained relatively level with only a $5,000 increase, when compared with the three months ended June 30, 2008. A $6,000 decrease in loan servicing fees was primarily attributable to non-recurring fees that were collected for commercial loans in 2008.  This decrease was offset by small increases in service fees, debit card interchange, and other fees, all associated with increased activity.  The majority of the increase in noninterest income is the result of net losses on sales of investment securities being less than that in the prior year, resulting in a positive impact when comparing the two periods.  This was offset by losses taken on foreclosed property that did not occur in the second quarter of 2008.

For the six months ended June 30, 2009, noninterest income before gains (losses) decreased $61,000, or 4.5%, when compared with the six months ended June 30, 2008.   The decrease was comprised of a decrease in service charges on deposit accounts, a decrease in earnings on bank owned life insurance and a decrease in loan servicing fees.  The decrease in service charges on deposit accounts was primarily attributable to the decrease in usage of our extended overdraft product.  The decrease in loan servicing fees was primarily attributable to non-recurring fees that were collected for commercial loans in 2008. The decrease in noninterest income before gains (losses) was offset by an decrease in net losses on sales and impairment of investment securities and loans.  Net losses on sales and impairment charges taken on investment securities were less than that in the prior year.  Other-than-temporary impairment charges were less in 2009 and were offset by gains on the sale of $4.5 million in municipal securities, resulting in a positive impact when comparing the two periods. The increase in net gains on sales of loans and foreclosed real estate is due to the gains recognized on the sale of $6.4 million in 30-year fixed rate residential mortgages, which were offset by losses on the sale of foreclosed real estate in the second quarter.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended June 30,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$1,377	$1,242	$135	10.9%
Building occupancy	306	332	(26)	-7.8%
Data processing	336	330	6	1.8%
Professional and other services	242	203	39	19.2%
Other operating	555	314	241	76.8%
Total noninterest expense	$2,816	$2,421	$395	16.3%

	Six Months Ended June 30,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$2,749	$2,579	$170	6.6%
Building occupancy	629	678	(49)	-7.2%
Data processing	675	639	36	5.6%
Professional and other services	414	422	(8)	-1.9%
Other operating	922	628	294	46.8%
Total noninterest expense	$5,389	$4,946	$443	9.0%

Total noninterest expense increased $395,000 for the three months ended June 30, 2009 when compared to the same period for 2008. The increase in salaries and employee benefits was primarily due to normal merit increases combined with an increased pension expense as the result of pension plan losses incurred in 2008.   A $241,000, or 76.8%, increase in other expenses was primarily due to an increase in FDIC assessments on deposits.  Pathfinder Bank offset 90% of its Deposit Insurance Fund assessments with available one-time assessment credits during the first two quarters of 2008 and took the remaining balance of the credit against the third quarter assessment.  For the first nine months of 2008, credits utilized to offset amounts assessed for Pathfinder Bank totaled $76,000.  Assessments for Pathfinder Bank in 2009 were not offset by credits.

On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits, depending on the risk category of the institution and the institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment will be collected on September 30, 2009, but must be accrued as of June 30, 2009.  The Company has estimated the impact of the special assessment to be $165,000.  Both the special and regular assessment changes have impacted all FDIC insured institutions for the quarter ended June 30, 2009.

Total noninterest expense increased $443,000 for the six months ended June 30, 2009 when compared to the same period for 2008.  The increase in salaries and employee benefits was primarily due to normal merit increases and incentive based compensation costs, combined with an increased pension expense as the result of pension plan losses incurred in 2008.   Data processing costs increased $36,000, or 5.6% due to an increase in maintenance fees and Internet banking charges from greater customer access.   A $294,000, or 46.8%, increase in other expenses was primarily due to an increase in FDIC assessments on deposits.  These increases were offset by decreases of $49,000 and $8,000 in building occupancy and professional and other services, respectively.  The decreases were the result of non-recurring charges that were expensed in 2008.

Income Tax Expense

Income taxes increased $10,000 for the quarter ended June 30, 2009, as compared to the same period in 2008. For the six-month period ended June 30, income taxes increased $121,000.  The effective tax rate was 34.9% and 24.6% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The increase in income tax expense and effective tax rate in 2009 in comparison to 2008, resulted from pretax income for the six-month period that was higher by $99,000, combined with a reduction of income earned on tax-exempt investment securities and additional deferred tax expense recorded in the second quarter of 2009 to increase the valuation allowance established against deferred tax assets.  The additional expense in 2009 is partially offset by a reduction of the Company’s tax rate from the statutory rate through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets decreased approximately $5.5 million, or 1.6%, to $347.2 million at June 30, 2009, from $352.8 million at December 31, 2008.  The decrease in total assets was primarily the result of a decrease of $4.9 million, or 6.8%, in investment securities and a $632,000 decrease in Federal Home Loan Bank stock.  The reduction of the investment securities portfolio was a result of the sale of municipal securities.

Liabilities

Total liabilities decreased $6.2 million, or 1.8%, to $327.1 million at June 30, 2009, from $333.3 million at December 31, 2008.  Deposits increased $11.5 million, or 4.3%, and long-term borrowings increased $1.0 million.  These increases were offset by a reduction in short-term borrowings of $16.6 million, or 94.3% and a $2 million reduction in other liabilities as the result of a $2 million contribution to the Company’s pension plan.  The increase in deposits was the result of an increase of $6.9 million in municipal customer deposits, with the balance coming from increased retail deposits.  The municipal deposit increase was driven by the receipt of tax revenues by our municipal customers.  The decrease in short-term borrowings is a result of management utilizing liquidity generated from net deposit growth and the sale of approximately $4.5 million in municipal investment portfolio holdings during the first quarter, to pay down overnight borrowings and maturing short-term advances.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets:

	June 30,	December 31,
(In thousands)	2009	2008
Nonaccrual loans:
Commercial real estate and commercial	$1,140	$1,455
Consumer	288	254
Real estate - mortgage	1,151	614
Total nonaccrual loans	2,579	2,323
Total non-performing loans	2,579	2,323
Foreclosed real estate	251	335
Total non-performing assets	$2,830	$2,658
Non-performing loans to total loans	1.03%	0.93%
Non-performing assets to total assets	0.82%	0.75%

Total nonperforming loans increased 11% at June 30, 2009, when compared to December 31, 2008.  The increase in nonperforming loans was primarily the result of the deterioration in the delinquency status of residential real estate loans.  Management believes that the underlying collateral, combined with the existing allowances provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at June 30, 2009 and December 31, 2008 was $2.8 million and $2.5 million, or 1.11% and 0.99% of period end loans, respectively.

Capital

Shareholders' equity at June 30, 2009, was $20.1 million as compared to $19.5 million at December 31, 2008.  The Company added $610,000 to retained earnings through net income.  The increase to retained earnings was combined with a decrease of $159,000 in accumulated other comprehensive loss, which decreased to $3.0 million from $3.1 million at December 31, 2008. Net unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $76,000.  In addition, $83,000 of amortization of retirement plan losses and transition obligation, net of tax expense, decreased accumulated other comprehensive loss during 2009.  Two dividends were declared during the second quarter of 2009.  In April of 2009 the Board of Directors announced that the Company had declared a cash dividend of $.03 per share on the Company’s common stock relating to the quarter ending March 31, 2009.  This dividend was paid on May 29, 2009.  The second quarter dividend of $.03 per share was declared and recorded in June 2009.  The current dividend level represents an approximately 71% reduction as compared to 2008 dividend levels.  Dividends reduced capital by $150,000.  The Board of Directors and Management of the company believe it is in the best interest of the shareholders to conserve capital at this time.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2009, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The board of directors and management are analyzing the potential merits of participating in the Capital Purchase Program (CPP) of the Treasury Department’s Troubled Asset Relief Program (TARP).  It is the general view of the board and management that in the present national economic risk environment, enhancing the Company’s capital ratios is both prudent, given the current climate, and potentially opportunistic as we move into the next business cycle.  Additionally, any increase to capital will continue to support the Company’s lending activities to individuals, families, and businesses in our community.  In November, Pathfinder Bancorp, MHC the mutual holding company parent of Pathfinder Bancorp, Inc filed its original application requesting Capital Purchase Program funds under the Treasury’s Troubled Asset Relief Program.  Management has received a preliminary approval letter from the Department of the Treasury relating to the Company’s application request, and is evaluating its potential participation in the program.

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $72.5 million.  At June 30, 2009, the Company has $36.4 million outstanding against the existing lines with $36.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2009, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

Although a smaller reporting company is not required to comply with this item, in addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risks previously disclosed in our filings with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future.  If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.  If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

A Legislative Proposal Has Been Introduced That Would Require Pathfinder Bancorp, MHC and the Company to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge the Office of Thrift Supervision (the current primary federal regulator of Pathfinder Bancorp, MHC and the Company) as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.

If this proposal is implemented, Pathfinder Bancorp, MHC and the Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision.  The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations.  One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries.  While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized.  Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Pathfinder Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This could have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $165,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 29, 2009.  The following are the items voted on and the results of the shareholder voting:

1.           The election of Bruce E. Manwaring, L. William Nelson and Lloyd “Buddy” Stemple to serve as directors of the Company, each for a term of three years, and George P. Joyce for a term of two years or until his or her successor has been elected and qualified.

Name                                                    For                              Withheld
Bruce E. Manwaring                                      2,352,827                          81,538
L. William Nelson                                           2,352,827                          81,538
Lloyd “Buddy” Stemple                                2,332,977                        101,388
George P. Joyce                                              2,332,977                        101,388

Set forth below are the names of the other directors of the Company and their terms of office.

Name                                           Term Expires
Janette Resnick                                                    2010
Corte J. Spencer                                                   2010
Steven W. Thomas                                              2010
Thomas W. Schneider                                         2011
Chris R. Burritt                                                      2011

2.           The ratification of the appointment of Beard Miller Company LLP as auditors for the Company for the year ending December 31, 2009.

                                                                                    For                         Against                    Abstain
Number of Votes                                2,425,761                         8,255                       349

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

     PATHFINDER BANCORP, INC.

August 14, 2009                                  /s/ Thomas W. Schneider
Date                                                      Thomas W. Schneider
                                                              President and Chief Executive Officer

August 14, 2009                                 /s/ James A. Dowd
Date                                                      James A. Dowd
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
August 14, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
August 14, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2009 and that to the best of his knowledge:

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
August 14, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
August 14, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer