Form 10-Q
period 2009-09-30
PATHFINDER BANCORP INC
filed 2009-11-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending September 30, 2009

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

As of November 13, 2009, there were 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	September 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS:
Cash and due from banks	$12,199	$7,365
Interest earning deposits	12,080	313
Total cash and cash equivalents	24,279	7,678
Investment securities, at fair value	65,559	72,138
Federal Home Loan Bank stock, at cost	1,809	2,549
Loans	254,425	249,872
Less: Allowance for loan losses	2,960	2,472
Loans receivable, net	251,465	247,400
Premises and equipment, net	7,237	7,450
Accrued interest receivable	1,465	1,678
Foreclosed real estate	417	335
Goodwill	3,840	3,840
Bank owned life insurance	6,900	6,731
Other assets	2,011	2,961
Total assets	$364,982	$352,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$266,000	$243,288
Noninterest-bearing	26,618	26,150
Total deposits	292,618	269,438
Short-term borrowings	1,000	17,575
Long-term borrowings	33,000	34,400
Junior subordinated debentures	5,155	5,155
Other liabilities	4,778	6,697
Total liabilities	336,551	333,265
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding as of September 30,
2009; 0 shares issued and outstanding as of December 31, 2008	6,071	-
Common stock, par value $0.01; authorized 10,000,000 shares; 2,972,119 and 2,484,832
shares issued and outstanding as of September 30, 2009 and December 31, 2008	30	30
Additional paid in capital	8,615	7,909
Retained earnings	22,126	21,198
Accumulated other comprehensive loss	(1,909)	(3,140)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	28,431	19,495
Total liabilities and shareholders' equity	$364,982	$352,760

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2009	September 30, 2008
Interest and dividend income:
Loans, including fees	$3,686	$3,755
Debt securities:
Taxable	619	764
Tax-exempt	3	44
Dividends	81	91
Federal funds sold and interest earning deposits	2	5
Total interest income	4,391	4,659
Interest expense:
Interest on deposits	1,020	1,320
Interest on short-term borrowings	7	103
Interest on long-term borrowings	365	455
Total interest expense	1,392	1,878
Net interest income	2,999	2,781
Provision for loan losses	247	270
Net interest income after provision for loan losses	2,752	2,511
Noninterest income:
Service charges on deposit accounts	382	397
Earnings on bank owned life insurance	56	56
Loan servicing fees	64	67
Losses on impairment of investment securities	-	(1,834)
Net gains on sales of investment securities	231	26
Net gains (losses) on sales of loans and foreclosed real estate	15	(85)
Debit card interchange fees	69	71
Other charges, commissions & fees	155	127
Total noninterest income (loss)	972	(1,175)
Noninterest expense:
Salaries and employee benefits	1,402	1,284
Building occupancy	312	331
Data processing expenses	322	335
Professional and other services	239	158
Regulatory assessments	218	16
Other expenses	371	338
Total noninterest expenses	2,864	2,462
Income (loss) before income taxes	860	(1,126)
Provision (benefit) for income taxes	293	(288)
Net income (loss)	$567	$(838)
Preferred stock dividends and discount accretion	$25	$-
Net income (loss) available to common shareholders	$542	$(838)

Earnings (loss) per common share - basic	$0.22	$(0.34)
Earnings (loss) per common share - diluted	$0.22	$(0.34)
Dividends per common share	$0.03	$0.1025

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2009	September 30, 2008
Interest and dividend income:
Loans, including fees	$10,999	$10,943
Debt securities:
Taxable	2,001	2,219
Tax-exempt	16	126
Dividends	243	318
Federal funds sold and interest earning deposits	3	59
Total interest income	13,262	13,665
Interest expense:
Interest on deposits	3,471	4,332
Interest on short-term borrowings	26	329
Interest on long-term borrowings	1,176	1,174
Total interest expense	4,673	5,835
Net interest income	8,589	7,830
Provision for loan losses	654	550
Net interest income after provision for loan losses	7,935	7,280
Noninterest income:
Service charges on deposit accounts	1,099	1,131
Earnings on bank owned life insurance	169	179
Loan servicing fees	175	218
Losses on impairment of investment securities	(298)	(2,176)
Net gains on sales of investment securities	319	26
Net gains (losses) on sales of loans and foreclosed real estate	80	(79)
Debit card interchange fees	206	207
Other charges, commissions & fees	366	334
Total noninterest income (loss)	2,116	(160)
Noninterest expense:
Salaries and employee benefits	4,151	3,863
Building occupancy	941	1,009
Data processing expenses	997	974
Professional and other services	654	580
Regulatory assessments	438	38
Other expenses	1,073	944
Total noninterest expenses	8,254	7,408
Income (loss) before income taxes	1,797	(288)
Provision (benefit) for income taxes	620	(82)
Net income (loss)	$1,177	$(206)
Preferred stock dividends and discount accretion	$25	$-
Net income (loss) available to common shareholders	$1,152	$(206)

Earnings (loss) per share - basic	$0.46	$(0.08)
Earnings (loss) per share - diluted	$0.46	$(0.08)
Dividends per share	$0.09	$0.3075

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2009 and September 30, 2008
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2009	-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				1,177			1,177
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $588 tax expense)					1,106		1,106
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $84 tax expense)					125		125
Total Comprehensive income							2,408
Preferred stock and
common stock warrants issued	6,065		706				6,771
Preferred stock discount accretion	6			(6)			-
Preferred stock dividends				(19)			(19)
Common stock dividends declared ($0.09 per share)				(224)			(224)
Balance, September 30, 2009	$6,071	$30	$8,615	$22,126	$(1,909)	$(6,502)	$28,431

Balance, January 1, 2008	-	$30	$7,900	$21,734	$(1,458)	$(6,502)	$21,704
Cumulative effect of a change in accounting
principle upon the change in defined
employee benefit plans' measurement date
under FASB ASC 715 (net of $8 tax expense)				(48)	13		(35)
Comprehensive loss:
Net loss				(206)			(206)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available for sale (net of $175 tax benefit)					(317)		(317)
Retirement plan losses and transition
obligation not recognized in plan
expenses (net of $26 tax expense)					38		38
Total Comprehensive loss							(485)
Stock options exercised			9				9
Dividends declared ($0.3075 per share)				(602)			(602)
Balance, September 30, 2008	-	$30	$7,909	$20,878	$(1,724)	$(6,502)	$20,591

The accompanying notes are an integral part of the consolidated financial statements.

 Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the nine	For the nine
	months ended	months ended
(In thousands)	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES
Net income (loss)	$1,177	$(206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	654	550
Proceeds from sales of loans	9,322	-
Originations of loans held-for-sale	(9,210)	-
Realized losses (gains) on sales of:
Foreclosed real estate	32	79
Loans	(112)	-
Available-for-sale investment securities	(319)	(26)
Impairment write-down on available-for-sale securities	298	2,176
Depreciation	493	529
Amortization of mortgage servicing rights	22	24
Earnings on bank owned life insurance	(169)	(179)
Net (accretion) amortization of premiums and discounts on investment securities	(84)	85
Decrease in accrued interest receivable	213	36
Net change in other assets and liabilities	(1,291)	63
Net cash provided by operating activities	1,026	3,131
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(21,379)	(31,730)
Net proceeds from the redemption of (purchase of) Federal Home Loan Bank stock	740	(654)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	15,999	15,402
Proceeds from sale of:
Available-for-sale investment securities	13,758	3,494
Real estate acquired through foreclosure	265	773
Net increase in loans	(5,100)	(20,729)
Purchase of premises and equipment	(280)	(206)
Net cash provided by (used in) investing activities	4,003	(33,650)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money market deposit accounts, MMDA accounts and escrow deposits	20,933	12,832
Net increase in time deposits	2,247	837
Net (repayments on) proceeds from short-term borrowings	(16,575)	3,355
Payments on long-term borrowings	(3,400)	(8,610)
Proceeds from long-term borrowings	2,000	24,000
Proceeds from the issuance of preferred stock and common stock warrants	6,771	-
Proceeds from exercise of stock options	-	9
Cash dividends paid	(404)	(440)
Net cash provided by financing activities	11,572	31,983
Increase in cash and cash equivalents	16,601	1,464
Cash and cash equivalents at beginning of period	7,678	10,213
Cash and cash equivalents at end of period	$24,279	$11,677
CASH PAID DURING THE PERIOD FOR:
Interest	$4,721	$5,861
Income Taxes	521	160
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	381	243

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Note to Consolidated Financial Statements
 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.  The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein, November 13, 2009.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”.  The FASB sets generally accepted accounting principals (“GAAP”) that the Company follows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

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

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

 (2) Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2009 and 2008, using 2,484,832 and 2,484,364 weighted average common shares outstanding for the three month periods and 2,484,832 and 2,483,944 for the nine month periods, respectively.  Diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008, have been computed using 2,486,652 and 2,484,364 for the three month periods and 2,485,445 and 2,483,944 for the nine month periods, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.

(3) Pension and Postretirement Benefits

On January 1, 2008, the Company recorded a $48,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan and post retirement benefit plan.  In accordance with FASB ASC 715-20-65, Compensation – Retirement Benefits, measurement date provisions, plan assets and obligations are to be measured as of the employer’s balance sheet date.  The Company previously measured its pension plan as of October 1 of each year.  As a result of the measurement date provisions, the Company decreased its pension plan asset with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

The composition of net periodic pension plan costs for the three months and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$57	$54	$171	$162
Interest cost	83	79	250	237
Expected return on plan assets	(68)	(112)	(204)	(335)
Amortization of net losses	65	16	194	49
Net periodic benefit cost	$137	$37	$411	$113

The composition of net periodic postretirement plan costs for the three months and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$1	$1	$2	$2
Interest cost	5	5	16	16
Amortization of transition obligation	5	5	14	14
Amortization of net losses	-	-	1	-
Net periodic benefit cost	$11	$11	$33	$32

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

The components of other comprehensive income (loss) and related tax effects for the three and nine months ended September 30 are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	$1,718	$(952)	$1,715	$(2,678)
Reclassification adjustment for impairment charges included in net income	-	1,834	298	2,176
Reclassification adjustment for net gains included in net income	(232)	(26)	(319)	(26)
Net unrealized gains (losses) on securities available for sale	1,486	856	1,694	(528)
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans'
net loss and transition obligation recognized in net
periodic expense	70	21	210	63
Net change in defined benefit plan	70	21	210	63
Other comprehensive income (loss) before tax	1,556	877	1,904	(465)
Tax effect	(484)	(350)	(673)	186
Other comprehensive income (loss)	$1,072	$527	$1,231	$(279)

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Unrealized gains (losses) on securities available for sale
(net of tax expense 2009 - $384; net of tax benefit 2008 - $205)	$53	$(1,053)
Net pension losses
(net of tax benefit 2009 - $1,274; 2008 - $1,352)	(1,911)	(2,027)
Net post-retirement plan losses and transition obligation
(net of tax benefit 2009 - $34; 2008 - $40)	(51)	(60)
	$(1,909)	$(3,140)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$6,522	$47	$-	$6,569
State and political subdivisions	2,633	61	(5)	2,689
Corporate	8,822	314	(706)	8,430
Residential mortgage-backed	39,477	1,294	(43)	40,728
Total	57,454	1,716	(754)	58,416
Equity investment securities:
Mutual funds	5,179	3	(525)	4,657
Common stock	313	-	(4)	309
Total	5,492	3	(529)	4,966
Other investments	2,177	-	-	2,177
Total investment securities	$65,123	$1,719	$(1,283)	$65,559

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$9,126	$342	$-	$9,468
State and political subdivisions	5,020	23	(70)	4,973
Corporate	12,181	117	(1,472)	10,826
Residential mortgage-backed	39,478	707	(155)	40,030
Total	65,805	1,189	(1,697)	65,297
Equity investment securities:
Mutual funds	5,179	-	(744)	4,435
Common stock	313	-	(6)	307
Total	5,492	-	(750)	4,742
Other investments	2,099	-	-	2,099
Total investment securities	$73,396	$1,189	$(2,447)	$72,138

The amortized cost and estimated fair value of debt investments at September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$863	$873
Due after one year through five years	10,576	10,809
Due after five years through ten years	1,509	1,599
Due after ten years	5,029	4,407
Residential mortgage-backed securities	39,477	40,728
Totals	$57,454	$58,416

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
State and political subdivisions	$(5)	$517	$-	$-	$(5)	$517
Corporate	-	-	(706)	1,258	(706)	1,258
Residential mortgage-backed	(5)	3,027	(38)	1,362	(43)	4,389
Mutual funds	-	-	(525)	4,471	(525)	4,471
Common stock	-	-	(4)	24	(4)	24
	$(10)	$3,544	$(1,273)	$7,115	$(1,283)	$10,659

	December 31, 2008
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value	Losses	Value
State and political subdivisions	$(70)	$2,134	$-	$-	$(70)	$2,134
Corporate	(327)	5,349	(1,145)	2,805	(1,472)	8,154
Residential mortgage-backed	(150)	7,491	(5)	734	(155)	8,225
Mutual funds	(744)	4,251	-	-	(744)	4,251
Common stock	-	-	(6)	21	(6)	21
	$(1,291)	$19,225	$(1,156)	$3,560	$(2,447)	$22,785

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). In the second quarter of 2009, we adopted the updated guidance in FASB ASC 320-10, Investments – Debt and Equity Securities, on determining OTTI on securities. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.  The guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. As required, presentation of OTTI should be made in the statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of noncredit-related OTTI, showing the net as the impact on earnings.  All OTTI charges have been credit-related in 2009, and therefore no offset was presented on the financial statements.  Additional disclosures are also required by this guidance.

For debt security types discussed below, where no OTTI is considered necessary at September 30, 2009, we applied the criteria of FASB ASC 320-10-65, Investments – Debt and Equity Securities. That is, we do not intend to sell the securities and it is not “more likely than not” that we will be required to sell the securities before recovery of their amortized cost basis.

At September 30, 2009, two corporate securities were in unrealized loss positions.  The two securities in the  unrealized loss positions represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $984,000 and a fair value of $678,000. The Bank of America floating rate trust-preferred security has a carrying value of $979,000 and a fair value of $580,000.  The securities are rated A1 and Baa3, respectively, by Moody’s.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at much higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired thus, the securities are not deemed to be other-than-temporarily impaired. Due to the fact that each security has in excess of 17 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.

At September 30, 2009, five private label CMOs and two agency mortgage-backed securities are currently in unrealized loss positions. All seven of the above mentioned securities are currently rated AAA.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the securities in this category had an unrealized loss that exceeded 7% of the carrying value of the security. Management reviewed the underlying mortgage collateral associated with its holdings in CMOs and agency MBS noting the underlying credit score information, loan-to-value information, and the concentration risk associated with the geographic area that the majority of the underlying mortgage collateral resides in.   Based on the relatively high composite credit ratings and low average loan-to-value ratios identified, combined with the low collateral concentrations in the more troubled states, management deems that no other-than-temporary impairment is present.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.

The Company presently holds in its investment portfolio a $2.8 million investment in a no-load mutual fund, which invests primarily in mortgage-related instruments.  The fund holds mortgage-backed bonds and securities issued by government-sponsored mortgage entities and by private companies.  The underlying assets are comprised of variable rate, adjustable rate and fixed-rate residential mortgage and home equity loans.  As a result of the recent problems in the real estate and mortgage securities markets, the fair value of the fund has declined and, accordingly, the Company’s recorded other-than-temporary impairment charges of 18% of the value during 2008.  The value of the investment in the fund is still below its cost basis by approximately $286,000 as of September 30, 2009.  The current fund value is not a compilation of the daily trading prices of the underlying securities, but rather is derived from matrix pricing in an illiquid market, thus it is more reflective of liquidation pricing than of the Fund’s true fair value.  Fund cash flows have been uninterrupted, as no individual security has experienced a default of contractual principal or interest payments. The Fund continues to reinvest excess cash flows into short-term federal agency backed mortgage-backed securities, thus improving the overall risk profile of the Fund.  The overall value of the fund has continued to improve during 2009.  As of October 31st, the unrealized loss associated with the Company’s holdings in the fund has decreased to approximately $276,000, representing a 4% improvement since September 30, 2009 and a 25% improvement since June 30, 2009.  Management has displayed the intent and ability to hold this security until its value improves.  Given all these facts, it is management’s opinion that additional other-than-temporary impairment is not present at this time.

In addition to the mutual fund backed by mortgage-related instruments, the Company also holds a $2.2 million investment in a mutual fund consisting of investment grade, dividend paying common stocks of large capitalization companies (companies with market capitalization in excess of $5 billion).  Management recorded an other-than-temporary impairment charge of 24% of the Fund’s value in 2008.  The value of the investment in this fund is still below its cost basis by approximately $239,000 as of September 30, 2009.  As of October 31st, the unrealized loss associated with the Company’s holdings in the fund has slipped to approximately $241,000, however, the overall improvement in the value of the fund since June 30, 2009 still represents a 46% increase in the fund value.  Management believes that the underlying investment grade securities represent equity positions in well-managed companies with a diverse cross section of various industries.  Management has performed a review of each underlying holding comprising the Fund. The review and analysis indicates that there are no individually impaired holdings and there is no indication that the profitability of the individual companies is impaired beyond the current economic cycle.  The Fund value is highly correlated to the overall stock market performance and management believes that the market will return to previous valuation levels over the next economic cycle.  Management has the intent and ability to hold this security until its value improves.  As such, the recent decline in fair value, since the previous write-down for impairment, is not considered to be other-than-temporary.

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

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the period ended September 30, 2009.

(In thousands)	Total
Beginning balance – January 1, 2009	$875
Initial credit impairment	298
Subsequent credit impairments	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-
Reductions for securities sold	(298)
Reductions for increases in cash flows expected to be collected	-
Ending balance - September 30, 2009	$875

Gross realized gains (losses) on sales of securities and other-than-temporary impairment charges for the nine months ended September 30 are detailed below:

(In thousands)	2009	2008
Available-for-sale securities:
Realized gains	$327	$49
Realized losses	(8)	(23)
Other than temporary impairment	(298)	(2,176)
	$21	$(2,150)

As of September 30, 2009 and December 31, 2008, securities with an amortized cost of $50.6 million and $37.8 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.6 million of standby letters of credit as of September 30, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of September 30, 2009, for guarantees under standby letters of credit issued is not material.

(7) Fair Value Measurements and Disclosures

FASB ASC Topic 820: Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with FASB ASC Topic 820, these two types of inputs have created the following fair value hierarchy:

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

Impaired loans: Impaired loans are those that are accounted for under FASB ASC 310-10-35, Receivables, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of loan balances less their valuation allowances as determined under FASB ASC 310-10-35, Receivables.

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

The following tables summarize assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$1,954	$63,605	$-	$65,559

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$1,918	$70,220	$-	$72,138

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following tables summarize assets measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$911	$911
Foreclosed real estate	-	-	417	417

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$295	$295
Foreclosed real estate	-	-	335	335

FASB ASC Topic 825: Financial Instruments, requires disclosure of fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

Cash and cash equivalents – The carrying amounts of these assets approximate their fair value.

Investment securities – The fair values of securities available for sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange (Level 1), where available.  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Loans and mortgage loans held-for-sale – The fair values of portfolio loans, excluding impaired loans, are estimated using an option adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility and credit spread assumptions.

Federal Home Loan Bank stock – The carrying amount of these assets approximates their fair value.

Mortgage servicing rights - The carrying amount of these assets approximates their fair value.

Accrued interest receivable and payable – The carrying amount of these assets approximates their fair value.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are presented in the following table:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$24,279	$24,279	$7,678	$7,678
Investment securities	65,559	65,559	72,138	72,138
Net loans	251,465	258,259	247,400	250,020
Federal Home Loan Bank stock	1,809	1,809	2,549	2,549
Accrued interest receivable	1,465	1,465	1,678	1,678
Mortgage servicing rights	68	68	15	15

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial liabilities:
Deposits	$292,618	$294,632	$269,438	$272,207
Borrowed funds	34,000	35,485	51,975	53,777
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	165	165	211	211
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

(8) Shareholders’ Equity

Preferred Stock Issued to the United States Department of Treasury

In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (Treasury) initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms.  The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.

On September 11, 2009, the Company, entered into a Letter Agreement (the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to Treasury: (i) 6,771 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price per share of $6.58.  The Company contributed to Pathfinder Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series A Preferred Stock is generally non-voting.  Prior to September 11, 2012, and unless the Company has redeemed all of the Series A Preferred Stock or the Treasury Department has transferred all of the Series A Preferred Stock to a third party, the approval of the Treasury Department will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

Common Stock Warrant

The Warrant has a ten year term and is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the then current market price of the Company’s common stock.  If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings,” the number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments.  Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The $6.8 million of proceeds was allocated to the preferred stock and the warrant based on their relative fair values at issuance ($6.1 million was allocated to preferred stock and $706,000 to the warrants).  The difference between the initial value allocated to the preferred stock of approximately $6.1 million and the liquidation value of $6.8 million, i.e., the preferred stock discount, will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.

(9) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 168,” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative generally accepted accounting principles (GAAP) for nongovernmental entities. The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (ASU).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (ASU 2009-1) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009.  Its adoption will not have an impact on our financial position or results of operations, but will change the referencing system for accounting standards.  In order to facilitate an effective and efficient transition to the new Codification, the disclosure and key presentation requirements may reference pre-Codification FASB literature for this quarter.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs.  For such pronouncements, citations to the applicable Codification Topic, Subtopic, and Section are provided where applicable in addition to the original standard type and number.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of the financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The new pronouncement will require the Company to provide additional disclosures related to its benefit plans.

In June 2009, the FASB issued SFAS No. 166 (not yet reflected in FASB ASC), Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

The FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009, to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 and will not have a material impact on the Company’s financial position.

ASU 2009-12, “Fair Value Measurements and Disclosure (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee.  This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.  Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds.  The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

In October 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” was issued to amend ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc.; however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At September 30, 2009, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's financial condition at September 30, 2009 and the results of operations for the three months and nine months ended September 30, 2009 and September 30, 2008.

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

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated statements of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

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

Net income available to common shareholders was $542,000, or $0.22 per basic and diluted common share, for the three months ended September 30, 2009, as compared to a net loss of $838,000, or $0.34 per basic and diluted common share, for the same period in 2008.  For the nine months ended September 30, 2009, the Company reported net income available to common shareholders of $1,152,000, or $0.46 per basic and diluted common share as compared to a net loss of $206,000, or $0.08 per basic and diluted common share for the same period in 2008.  During the second quarter of 2009, the Company recorded an investment security impairment charge of $197,000, net of tax benefits of $101,000.  The 2008 net losses were the result of the Company recording impairment charges on investment security holdings totaling $1.3 million, net of the related tax benefits of $522,000, during the third quarter of 2008.  In addition, during the second quarter of 2008, the Company recorded an investment security impairment charge of $205,000, net of tax benefits of $137,000.

The Company has continued efforts to expand its lending and deposit relationships within the small business community.  These efforts have helped the Company transform its statement of condition from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial relationships.  On an average balance basis, total commercial loans comprised 34.3% of the total gross loan portfolio for the nine months ended September 30, 2009 compared to 31.0% for the nine months ended September 30, 2008.

The Company sold approximately $13.4 million in investment portfolio holdings and $9.2 million of fixed rate residential real estate loans during the first nine months of the year.  These efforts, combined with other deposit gathering efforts, were undertaken to improve the Company’s overall liquidity position, reduce its reliance on wholesale borrowings, and to take advantage of beneficial pricing levels to generate gains from sale of the related assets.  Short-term borrowings decreased $16.6 million, or 94%, when compared to December 31, 2008.  Long-term borrowings decreased $1.4 million, or 4%, when compared to December 31, 2008.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.63% and 10.09%, respectively, for the three months ended September 30, 2009, compared with a loss on average assets of (0.97)% and a loss on average shareholders’ equity of  (15.65)%, for the three months ended September 30, 2008.  During the third quarter of 2009, when compared to the third quarter of 2008, net interest income increased $218,000, combined with a provision for loan losses that is less than the previous year by $23,000.   Noninterest expense increased $402,000, which was primarily the result of increased pension plan expense to amortize losses recorded in the prior year, and the increase in FDIC regular and special assessment charges.  The largest variance in operating results between the third quarter of 2009, when compared to the third quarter of 2008, is in noninterest income.  In 2008, the Company’s noninterest income was negatively impacted by impairment charges of $1,834,000 on available-for-sale securities.  Sales of loans and foreclosed real estate also produced losses of $85,000 during the third quarter of 2008.  In 2009, no such impairment charges were required.  Sales of investments, loans and foreclosed real estate produced gains of $246,000.     The provision for income tax expense was $293,000 for the third quarter of 2009, compared to a tax benefit of $288,000 in the same quarter last year.

The return on average assets and return on average shareholders' equity were 0.44% and 7.52%, respectively, for the nine months ended September 30, 2009, compared with a loss on average assets and a loss on average shareholders’ equity of (0.08)% and (1.25)%, respectively, for the nine months ended September 30, 2008.  During the nine month period ended September 30, 2009, when compared to the same period of 2008, net interest income increased $759,000, offset by a provision for loan losses that is greater than the previous year by $104,000.   Noninterest expense increased $846,000, which was primarily the result of increased pension plan expense to amortize losses recorded in the prior year, and the increase in FDIC regular and special assessment charges.  The largest variance in operating results between the nine months ended September 30, 2009, when compared to the same period in 2008, is in noninterest income.  In 2008, the Company’s noninterest income was negatively impacted by impairment charges of $2,176,000 on available-for-sale securities.  Sales of loans and foreclosed real estate also produced losses of $79,000 during the nine month period of 2008.  In 2009, impairment charges were $298,000.  Sales of investments, loans and foreclosed real estate produced gains of $399,000.  The provision for income tax expense was $620,000 for the nine months ended September 30, 2009, compared to a tax benefit of $82,000 in the same period last year.

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

Net interest income, on a tax-equivalent basis increased to $3.0 million for the three months ended September 30, 2009, from $2.8 million for the three months ended September 30, 2008.  The Company's net interest margin increased 16 basis points to 3.66%, for the third quarter of 2009 when compared to the same quarter in 2008.  Reductions in the Company’s current levels of earning asset yields, due to falling short-term interest rates, have been more than offset by efforts to reduce the cost of funds, and have resulted in improving the Company’s net interest margin. The increase in net interest income is attributable to a decrease of 72 basis points in the average cost of interest bearing liabilities, and was offset by a decrease of 49 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 2.4% to $329.2 million for the three months ended September 30, 2009, as compared to $321.4 million for the three months ended September 30, 2008.  The increase in average earning assets is primarily attributable to a $13.8 million increase in average loans receivable, and a $9.3 million increase in average interest earning deposits, offset by a $15.3 million decrease in average investment securities.  Average interest-bearing liabilities increased  $8.8 million to $303.3 million from $294.5 million for the three months ended September 30, 2008. The increase in the average balance of interest-bearing liabilities resulted from a $25.5 million increase in average deposits offset by a $16.7 million decrease in average borrowings.

For the nine months ended September 30, 2009, net interest income, on a tax-equivalent basis, increased to $8.6 million from $7.9 million for the nine months ended September 30, 2008.  Net interest margin increased 11 basis points, to 3.49% for the nine months ended September 30, 2009 from 3.38% for the nine months ended September 30, 2008. Average interest-earning assets increased 5.3% to $329.7 million for the nine months ended September 30, 2009 as compared to $313.2 million for the nine months ended September 30, 2008, and the yield on interest-earning assets decreased 48 basis points to 5.38% from 5.86% for the comparable period.   The increase in average interest-earning assets was attributable to a $20.4 million increase in average loans receivable and a $4.4 million increase in average interest earning deposits, partially offset by a $8.3 million decrease in average investment securities. Average interest-bearing liabilities increased $15.9 million but the cost of funds decreased 65 basis points to 2.05% for the nine months ended September 30, 2009, from 2.70% for the same period in 2008.  The increase in the average balance of interest-bearing liabilities resulted from a $20.7 million, or 8.6%, increase in average deposits offset by a $4.8 million, or 10.2%, decrease in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2009, decreased $294,000, or 6.3%, to $4.4 million from $4.7 million for the quarter ended September 30, 2008.

The average balance of loans increased $13.8 million to $251.3 million, with yields decreasing 47 basis points to 5.88% for the third quarter of 2009.  Average residential real estate loans remained level at $133.0 million, although there was a decrease in the average yield to 5.54% from 5.70% in the comparable quarter of 2008.   Average commercial real estate loans increased $9.6 million, while the average yield on those loans decreased to 6.89% from 7.37% from the period a year earlier. Average commercial loans increased $2.2 million and the average yield decreased 157 basis points, to 5.15% for the quarter ended September 30, 2009, from 6.72%, in the quarter ended September 30, 2008. The decrease in the average yield on commercial loans was primarily the result of new commercial loan origination activity taking place at yields lower than the average yield on the existing commercial loan portfolio, combined with the downward repricing of the existing adjustable rate commercial loan portfolio into the current, historically low, interest rate environment.  Average consumer loans increased $2 million, or 8%, while the average yield decreased by 124 basis points.

Average investment securities (taxable and tax-exempt) for the quarter ended September 30, 2009, decreased by $15.3 million, with a decrease in tax-equivalent interest income from investments of $217,000, or 24%, when compared to the third quarter of 2008.  The average tax-equivalent yield of the portfolio decreased 27 basis points, to 4.19% from 4.46%.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2009 decreased $472,000, or 3.4%, when compared to the nine months ended September 30, 2008.

Average loans increased $20.4 million, with average yields decreasing 50 basis points to 5.89% from 6.39% for the nine month period ended September 30, 2009 when compared with the same period in 2008.  Average residential real estate loans increased $3.9 million, or 3%, and the average yield decreased 16 basis points from the comparable nine month period ended September 30, 2008.   Average commercial real estate loans increased $9.9 million, while the average yield on those loans decreased to 6.88% from 7.38% from the period a year earlier.  Average commercial loans increased $4.5 million and experienced a decrease in the average yield of 165 basis points, to 5.10% for the nine months ended September 30, 2009, from 6.75%, for the nine months ended September 30, 2008. The decrease in the average yield on commercial loans was the result of new commercial loan origination activity taking place at lower yields and variable rate loans pricing downwards. Average consumer loans increased $2.1 million, or 8.4%, while the average yield decreased by 130 basis points.

For the nine months ended September 30, 2009, tax-equivalent interest income from investment securities decreased $460,000, or 16.9%, compared to the same period in 2008.   The average tax-equivalent yield of the portfolio decreased 32 basis points, to 4.21% from 4.53%.   Moreover, there was a $8.3 million decrease in the average balance of investment securities, reflecting the sale of municipal investment portfolio holdings in the first quarter.

Interest Expense

Total interest expense decreased $486,000 for the three months ended September 30, 2009, compared to the same quarter in 2008, as the cost of funds decreased 72 basis points to 1.83% in 2009 from 2.55% in 2008.  Although average deposits increased in 2009 over the third quarter of 2008, the associated cost of funds decreased sufficiently to lower the overall interest expense incurred.  Average time deposits increased $10.6 million, but were offset by a 95 basis point reduction in the cost of funds.  The average balance of money market demand accounts increased to $33.7 million at September 30, 2009 from $26.6 million at September 30, 2008 and was offset by a decrease in the cost of funds to 0.63% from 1.70%.  The average balance of savings accounts increased $5.8 million between the two periods and was offset by a decrease in the cost of funds of 11 basis points.  The average balances of other deposit categories showed smaller increases when comparing the third quarter averages between 2009 and 2008, but all categories had a reduction in the associated cost of funds.

Interest expense on borrowings decreased by $186,000, or 33.3%, when compared to the same quarter in 2008, as a result of a decrease in average borrowings of $16.7 million and a 23 basis point decrease in the cost of funds. The decrease in cost is attributed to the cost of the junior subordinated debenture, down 225 basis points, which resulted from a reduction in its index rate based on 3-month LIBOR.

Total interest expense decreased $1.2 million for the nine months ended September 30, 2009, compared to the same period in 2008, as the average cost of funds decreased 65 basis points. Average time deposits increased $11.4 million, but were offset by a 83 basis point reduction in the cost of funds.  The nine month average balance of money market demand accounts increased $5.0 million at September 30, 2009 from the prior year period and was offset by a decrease in the cost of funds to 0.75% from 2.06%.  The average balances of other deposit categories showed smaller increases when comparing the nine month period results between 2009 and 2008, but all categories had a reduction in the associated interest expense as the result of a decrease in cost of funds of 63 basis points.

Interest expense on borrowings decreased by $303,000, or 20%, from the prior nine month period. The reduction in the average cost of borrowings to 3.76% from 4.23% in 2008, was combined with a decrease in average borrowings of $4.8 million.

Provision for Loan Losses

The provision for loan losses decreased $23,000 for the three month period, but increased $104,000 for the nine month period ended September 30, 2009, when compared to the same periods in 2008.  The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.16% at September 30, 2009 as compared to 0.99% at December 31, 2008.  Nonperforming loans to period end loans increased to 0.97% at September 30, 2009 from 0.93% at December 31, 2008. The increase in nonperforming loans is primarily the result of an increase in delinquency within the residential real estate loan portfolio.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

	Three Months Ended September 30,
(in thousands)	2009	2008	Change
Service charges on deposit accounts	$382	$397	$(15)	-3.8%
Earnings on bank owned life insurance	56	56	-	0.0%
Loan servicing fees	64	67	(3)	-4.5%
Debit card interchange fees	69	71	(2)	-2.8%
Other charges, commissions and fees	155	127	28	22.0%
Noninterest income before gains (losses)	726	718	8	1.1%
Net gains (losses) on sales and impairment of investment securities	231	(1,808)	2,039	-112.8%
Net gains (losses) on sales of loans and foreclosed real estate	15	(85)	100	-117.6%
Total noninterest income (loss)	$972	$(1,175)	$2,147	-182.7%

	Nine Months Ended September 30,
(in thousands)	2009	2008	Change
Service charges on deposit accounts	$1,099	$1,131	$(32)	-2.8%
Earnings on bank owned life insurance	169	179	(10)	-5.6%
Loan servicing fees	175	218	(43)	-19.7%
Debit card interchange fees	206	207	(1)	-0.5%
Other charges, commissions and fees	366	334	32	9.6%
Noninterest income before gains (losses)	2,015	2,069	(54)	-2.6%
Net gains (losses) on sales and impairment of investment securities	21	(2,150)	2,171	-101.0%
Net gains (losses) on sales of loans and foreclosed real estate	80	(79)	159	-201.3%
Total noninterest income (loss)	$2,116	$(160)	$2,276	-1422.5%

For the three months ended September 30, 2009, noninterest income before gains (losses) remained relatively level with only a $8,000 increase, when compared with the three months ended September 30, 2008.  The majority of the increase in noninterest income is the result of net gains being recorded on sales of investment securities in the current year being compared to the net losses that were incurred in the prior year, resulting in a positive impact when comparing the two periods.  The $2 million increase in net securities gain and losses is the result of $231,000 in gains recognized on the sale of four government and agency securities, two mortgage backed securities and one corporate bond, compared to the other-than-temporary impairment charges totaling $1.8 million recorded in the same quarter of 2008.  The $100,000 increase in gains from the sale of net loans and foreclosed real estate is the result of the sale of fixed rate loans into the secondary market, offset by the loss on sale of two foreclosed real estate properties, compared to the loss on sale of three foreclosed real estate properties in the same quarter of 2008.

For the nine months ended September 30, 2009, noninterest income before gains (losses) decreased $54,000, or 2.6%, when compared with the nine months ended September 30, 2008.   The decrease was comprised of a decrease in service charges on deposit accounts, a decrease in earnings on bank owned life insurance and a decrease in loan servicing fees.  The decrease in service charges on deposit accounts was primarily attributable to the decrease in usage of our extended overdraft product.  The decrease in loan servicing fees was primarily attributable to non-recurring fees that were collected for commercial loans in 2008.  The reduction in fees was partially offset by a non-recurring administrative charge recorded from the Company’s mutual holding company parent that is not consolidated and eliminated for financial statement reporting purposes.  The decrease in noninterest income before gains (losses) was offset by the change from net losses on sales and impairment of investment securities and loans in the prior year, to net gains in the current year.  Other-than-temporary impairment charges were significantly less in 2009 and were offset by gains on the sale of $13.4 million in investment securities, resulting in a positive impact when comparing the two periods. The increase in net gains on sales of loans and foreclosed real estate is due to the gains recognized on the sale of $9.2 million in 30-year fixed rate residential mortgages, which were offset by losses on the sale of foreclosed real estate.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended September 30,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$1,402	$1,284	$118	9.2%
Building occupancy	312	331	(19)	-5.7%
Data processing	322	335	(13)	-3.9%
Professional and other services	239	158	81	51.3%
Regulatory assessments	218	16	202	1262.5%
Other expenses	371	338	33	9.8%
Total noninterest expense	$2,864	$2,462	$402	16.3%

	Nine Months Ended September 30,
(In thousands)	2009	2008	Change
Salaries and employee benefits	$4,151	$3,863	$288	7.5%
Building occupancy	941	1,009	(68)	-6.7%
Data processing	997	974	23	2.4%
Professional and other services	654	580	74	12.8%
Regulatory assessments	438	38	400	1052.6%
Other expenses	1,073	944	129	13.7%
Total noninterest expense	$8,254	$7,408	$846	11.4%

Total noninterest expense increased $402,000 for the three months ended September 30, 2009 when compared to the same period for 2008. The increase in salaries and employee benefits was primarily due to normal merit increases combined with an increased pension expense as the result of pension plan losses incurred in 2008.   Professional and other services increased $81,000, which is due to the combination of a $50,000 increase in advertising expenses incurred in connection with the Bank’s 150th anniversary celebration, and $31,000 in other professional services due to legal fees associated with the company’s participation in the US Treasury Department’s Capital Purchase Program.  A $202,000 increase in noninterest expenses was due to an increase in FDIC assessments on deposits.  Pathfinder Bank offset 90% of its Deposit Insurance Fund assessments with available one-time assessment credits during the first two quarters of 2008 and took the remaining balance of the credit against the third quarter assessment.  Assessments to Pathfinder Bank in 2009 were not offset by credits.

On December 22, 2008, the FDIC issued a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits, depending on the risk category of the institution and the institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  On May 22, 2009, the FDIC issued a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009, but had to be accrued as of June 30, 2009.  The Company estimated the impact of the special assessment to be $165,000 and recorded the expense in the second quarter.  Both the special and regular assessment changes have impacted all FDIC insured institutions for 2009.

Total noninterest expense increased $846,000 for the nine months ended September 30, 2009 when compared to the same period for 2008.  The increase in salaries and employee benefits was primarily due to normal merit increases and incentive based compensation costs, combined with an increased pension expense as the result of pension plan losses incurred in 2008.   A $400,000 increase in noninterest expenses was due to the increase in FDIC assessments on deposits discussed above.  These increases were offset by a decrease of $68,000 in building occupancy.  The decrease is the result of non-recurring charges that were expensed in 2008.

Income Tax Expense

Income taxes increased $581,000 for the quarter ended September 30, 2009, as compared to the same period in 2008. For the nine month period ended September 30, income taxes increased $702,000.  The effective tax rate was 34.5% and 28.5% for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The increase in income tax expense and effective tax rate in 2009 in comparison to 2008, resulted from pretax income for the nine month period that was higher by $2.1 million, combined with a reduction of income earned on tax-exempt investment securities and additional deferred tax expense recorded in the second quarter of 2009 to increase the valuation allowance established against deferred tax assets.  The additional expense in 2009 is partially offset by a reduction of the Company’s tax rate from the statutory rate through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $12.2 million, or 3.5%, to $365.0 million at September 30, 2009, from $352.8 million at December 31, 2008.  The increase in total assets was primarily the result of an increase of $16.6 million in cash and cash equivalents, an increase of $4.0 million in the loan portfolio, offset by a decrease of $6.6 million, or 9.1%, in investment securities and a $1.8 million decrease in other assets.  The reduction of the investment securities portfolio was a result of the sale of securities.  The decrease in other assets is primarily due to the reduction of the deferred tax asset related to unrealized losses on the investment portfolio as the fair value of the portfolio continues to improve.

Liabilities

Total liabilities increased $3.3 million, or 1.0%, to $336.6 million at September 30, 2009, from $333.3 million at December 31, 2008.  Deposits increased $23.2 million, or 8.6%.  This increase was offset by a reduction in short-term borrowings of $16.6 million, or 94.3%, a reduction of long-term borrowings of $1.4 million, or 4.1% and a $1.9 million reduction in other liabilities as the result of a $2 million contribution to the Company’s pension plan.  The increase in deposits was the result of an increase of $16.8 million in municipal customer deposits, with the majority of the balance coming from increased retail deposits.  The municipal deposit increase was driven by the receipt of tax revenues by our municipal customers.  The decrease in short-term borrowings is a result of management utilizing liquidity generated from net deposit growth and the sale of investment portfolio holdings to pay down overnight borrowings and maturing short-term advances.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of nonperforming assets:

	September 30,	December 31,
(In thousands)	2009	2008
Nonaccrual loans:
Commercial real estate and commercial	$1,027	$1,455
Consumer	508	254
Real estate - residential	923	614
Total nonaccrual loans	2,458	2,323
Total nonperforming loans	2,458	2,323
Foreclosed real estate	417	335
Total nonperforming assets	$2,875	$2,658
Nonperforming loans to total loans	0.97%	0.93%
Nonperforming assets to total assets	0.79%	0.75%

Total nonperforming loans increased 5.8% at September 30, 2009, when compared to December 31, 2008.  The increase in nonperforming loans was the result of the deterioration in the delinquency status of residential real estate and consumer loans.  Management believes that the underlying collateral, combined with the existing allowances provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at September 30, 2009 and December 31, 2008 was $3.0 million and $2.5 million, or 1.16% and 0.99% of period end loans, respectively.

Capital

Shareholders' equity at September 30, 2009, was $28.4 million as compared to $19.5 million at December 31, 2008.  The Company added $1.2 million to retained earnings through net income.  The increase to retained earnings was combined with a decrease of $1.2 million in accumulated other comprehensive loss, which decreased to $1.9 million from $3.1 million at December 31, 2008. Net unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $1.1 million.  In addition, $125,000 of amortization of retirement plan losses and transition obligation, net of tax expense, decreased accumulated other comprehensive loss during 2009.  The current dividend level represents an approximately 71% reduction as compared to 2008 dividend levels.  Common stock dividends declared reduced capital by $224,000.  The Board of Directors and Management of the Company believe it is in the best interest of the shareholders to conserve capital at this time.  The remaining increase to capital was the result of the Company entering into an agreement with the United States Department of Treasury pursuant to which Pathfinder Bancorp, Inc. issued and sold 6,771 shares of preferred stock and warrants to purchase the Company’s common stock for a total price of $6,771,000.  The increase is offset by accrued dividends on the preferred stock of $19,000.

On September 11, 2009, the Company, entered into a Letter Agreement (the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to Treasury: (i) 6,771 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price per share of $6.58.  The Company contributed to Pathfinder Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  The Series A Preferred Stock is generally non-voting.  Prior to September 11, 2012, and unless the Company has redeemed all of the Series A Preferred Stock or the Treasury Department has transferred all of the Series A Preferred Stock to a third party, the approval of the Treasury Department will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in certain circumstances specified in the Purchase Agreement.

The Warrant has a ten year term and is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the then current market price of the Company’s common stock.  If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings,” the number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments.  Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the “Warrant Shares”), as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury Department may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the date on which the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” and December 31, 2009.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2009, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $74 million.  At September 30, 2009, the Company has $34 million outstanding against the existing lines with $40 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2009, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future.  If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease

Pursuant to FASB ASC 350-20-35, Intangibles – Goodwill and Other, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis.  The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.  If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

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

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  The special assessment was payable on September 30, 2009.  We recorded an expense of $165,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  On September 29, 2009, the FDIC issued a Notice of Proposed Rulemaking (NPR), which would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. Comments were due by October 28, 2009.  As of this date, we do not know if the proposed rule will be finalized.  If it is, the additional assessment paid would be expensed over the related periods.  The FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense has increased substantially compared to prior periods.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Other than the sales of preferred securities to the U.S. Government, as disclosed in the Management’s Discussion and Analysis section of this Form 10-Q, there were no unregistered sales of equity securities.

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

     PATHFINDER BANCORP, INC.

November 13, 2009                             /s/ Thomas W. Schneider
Date                                                      Thomas W. Schneider
                                                              President and Chief Executive Officer

November 13, 2009                             /s/ James A. Dowd
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
November 13, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
November 13, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2009 and that to the best of his knowledge:

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
November 13, 2009	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
November 13, 2009	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer