Form 10-K
period 2009-12-31
PATHFINDER BANCORP INC
filed 2010-03-25
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
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
(State or other jurisdiction of                                                           I.R.S. Employer
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          YES *        NO *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *                             Accelerated filer  *                         Non-accelerated filer  *                           Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the Nasdaq Capital Market, was approximately $4.6 million.

As of March 17, 2010, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2009
PATHFINDER BANCORP, INC.

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties.By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank").  The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company").   At December 31, 2009, the Mutual Holding Company held 1,583,239 shares of the Company’s common stock (“Common Stock”) and the public held 901,593 shares of Common Stock (the "Minority Stockholders").  At December 31, 2009, Pathfinder Bancorp, Inc. had total assets of $371.7 million, total deposits of $296.8 million and shareholders' equity of $29.2 million.

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

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate.  At December 31, 2009, $196.6 million, or 75% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $134.3 million, or 68%, were loans secured by one- to four-family residences and $62.2 million, or 32%, were secured by commercial real estate.  Additionally, $26.1 million, or 10%, of total loans, were secured by second liens on residential properties that are classified as consumer loans.  The Bank also originates commercial and consumer loans that totaled $35.4 million and $3.6 million, respectively, or 15%, of the Bank's total loan portfolio at December 31, 2009.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.  The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

Pathfinder Bank formed a New York state chartered limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, in October of 2002.  Pathfinder Commercial Bank was established to serve the depository needs of public entities in its market area.

In April 1999, the Bank established Pathfinder REIT, Inc., a New York corporation, as the Bank's wholly-owned real estate investment trust subsidiary.  At December 31, 2009, Pathfinder REIT, Inc. held $17.8 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

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

Employees

As of December 31, 2009, the Bank had 90 full-time employees and 19 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank encounters strong competition both in attracting deposits and in originating real estate loans and other loans.  Its most direct competition for deposits has historically come from commercial banks, savings banks, savings associations and credit unions in its market area.  Competition for loans comes from such financial institutions as well as mortgage banking companies.  The Bank competes for deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services.  The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.  The recent turmoil in the residential mortgage sector of the United States economy has caused certain competitors to be less effective in the market place.  While Central New York did not experience the level of speculative lending and borrowing in residential real estate that has adversely affected other regions on a national basis, certain mortgage brokers and finance companies in our area are either no longer operating, or have limited aggressive lending practices.  Additionally, as certain money centers and large regional banks grapple with current economic conditions and the related credit crisis, their ability to compete as effectively has been muted.  Management believes that these conditions have created a window of reduced competition for local community and regional banks in residential loans, and to a lesser extent, commercial real estate loans.

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

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.  This description of statutory and regulatory provisions does not purport to be a complete description of all such statutes and regulations applicable to the Mutual Holding Company, the Company, or the Bank.

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

See the discussion relating to the Emergency Economic Stabilization Act of 2008 and the economic recovery package discussed under that caption below.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”).  This program has two components. One guarantees newly issued senior unsecured debt of the participating organizations, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The other component of the program provides full FDIC insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP.  The Company has chosen to participate in both components of the TLGP.  The additional expense related to this coverage has not been significant for Pathfinder Bank.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients until the recipient has repaid the Treasury.

The administration of President Obama introduced the Making Home Affordable program in 2009.  This program allows homeowners with loans guaranteed by Fannie Mae or Freddie Mac an opportunity to refinance into more affordable monthly payments.  Pathfinder Bank services loans that have been purchased by Fannie Mae, and therefore the Bank does participate in this program.  The program also encourages banks to voluntarily modify portfolio loans for borrowers who are eligible.  Pathfinder Bank also participates in that manner.  Very few of our borrowers have been eligible to participate in the program, although participating in the program has increased our administrative expenses.

The New York Legislature passed, and the Governor signed into law, Governor’s Program Bill No. 46.  This law, which became effective January 14, 2010, amends and supplements various existing statues including the Real Property Actions and Proceedings Law, the Uniform Commercial Code, the Civil Practice Law and Rules and the Banking Law.  In brief, the law imposes additional foreclosure notice provisions on owners and tenants of 1-4 family residential premises; additional filing requirements in such foreclosures; mandatory judicial settlement conferences in residential foreclosures; an obligation on the bank to maintain premises in foreclosure prior to taking title; and other miscellaneous requirements.  We believe this new law will delay foreclosures on residential properties and increase foreclosure cost.

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

The Federal Deposit Insurance Reform Act of 2005 gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves.  The reform legislation provided a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed; combined the BIF and SAIF to form a single Deposit Insurance Fund; increased deposit insurance to $250,000 for Individual Retirement Accounts; and authorized inflation-based increases in deposit insurance on other accounts every 5 years. In 2008, Congress has temporarily extended the $250,000 insurance limit to all other depositor accounts through December 31, 2013.

On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits, depending on the risk category of the institution and the institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The impact of the special assessment was approximately $180,000.  Finally, on November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  The three-year assessment recorded in the Company’s other assets amounted to $1.7 million. Both the special and regular assessment changes have been imposed on all FDIC insured institutions for the year ended December 31, 2009.

The credit provided by the 2005 Act was determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. Those institutions having credits could use them to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, applied the remaining credits to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. Pathfinder Bank offset 90% of its DIF assessments with available one-time assessment credits for the first two quarters of 2008 and took the remaining balance of the credit against the third quarter assessment. For the first nine months of 2008, credits utilized to offset amounts assessed for Pathfinder Bank totaled $76,000. Fourth quarter 2008 assessments and 2009 assessments for Pathfinder Bank were not offset by credits.

See the discussion of recent regulatory developments relating to the FDIC and its impact on the Company discussed above under the caption “Recent Regulatory Developments”.

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

Supervisory Agreement

During May 2009, the Company entered into a Supervisory Agreement with the OTS.  The agreement was issued in connection with the identification of certain violations of applicable statutory and regulatory restrictions on capital distributions and transactions with affiliates.  As a result of the identified violations, the Company recorded $41,000 of income relating to certain transactions with its unconsolidated parent company Pathfinder Bancorp, MHC.  In addition the Company is prohibited from accepting or directing Pathfinder Bank to declare or pay a dividend or other capital distributions without the prior written approval of the Office of Thrift Supervision.  All violations have been corrected and the Company believes it is in compliance with the Agreement.

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

Conversion of the Mutual Holding Company to Stock Form.  OTS regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction").  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio (determined by an independent valuation) that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction.    The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts).  At December 31, 2009, the Bank was in compliance with these reserve requirements.

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

The USA PATRIOT Act

The USA PATRIOT Act (“the PATRIOT Act”) was signed into law on October 26, 2001.  The PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a financial institution.  Accordingly, if the Company were to engage in a merger or other acquisitions, its controls designed to combat money laundering would be considered as part of the application process.  The Company and the Bank have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) was signed into law on July 30, 2002.  Sarbanes-Oxley is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by Section 302(a) of Sarbanes-Oxley, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.  On October 2, 2009, the SEC granted another extension for the outside auditor assessment until fiscal years ending after June 15, 2010.  We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

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

Under the TARP, the United States Department of Treasury authorized a voluntary Capital Purchase Program to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. The program was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.The board of directors and management analyzed the potential merits of participating in the Capital Purchase Program (“CPP”) of the Treasury Department’s TARP.  It was the general view of the board and management that in the present national economic risk environment, enhancing the Company’s capital ratios is both prudent, given the current climate, and potentially opportunistic as we move into the next business cycle.  Additionally, any increase to capital will continue to support the Company’s lending activities to individuals, families, and businesses in our community.  Companies participating in the CPP are required to adopt certain standards relating to executive compensation.  The terms of the CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

On September 11, 2009, the Company entered into a Purchase Agreement with the Treasury Department pursuant to which the Company has issued and sold to Treasury: (i) 6,771 shares of the Company’s Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share, at an exercise price per share of $6.58.

The Chief Executive Officer and the Chief Financial Officer are required to certify compliance with the compensation provisions of the CPP program.  Our certifications are appended to this 10-K in Exhibit 99.1 and 99.2.

Securities and Exchange Commission Reporting

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

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, and six branch offices located in Oswego County.  The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2009.  The aggregate net book value of the Bank's premises and equipment was $7.2 million at December 31, 2009.  For additional information regarding the Bank's properties, see Notes 7 and 15 to the Consolidated Financial Statements.

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

ITEM 4: (REMOVED AND RESERVED)

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the Nasdaq Capital Market under the symbol "PBHC".  There were 510 shareholders of record as of March 17, 2010.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2009	$7.000	$5.550	$0.0300
September 30, 2009	7.980	5.430	0.0300
June 30, 2009	8.000	4.950	0.0600
March 31, 2009	8.200	4.750	-
December 31, 2008	$13.500	$6.000	$0.1025
September 30, 2008	10.250	6.890	0.1025
June 30, 2008	11.250	7.000	0.1025
March 31, 2008	16.550	9.720	0.1025

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions.  Given deteriorating economic conditions, and the Company’s focus on the retention and growth of capital, it is unlikely that future, near-term dividends will replicate the historical dividend payouts of 2008 and prior years.  The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend.  The election to waive the dividend receipt requires prior non-objection of the OTS.  The Mutual Holding Company did not waive the right to receive its portion of the cash dividends declared during 2009.  During 2008, the Mutual Holding Company waived one quarter’s dividends totaling $163,000.

Since the Company has chosen to participate in the Treasury’s CPP program, its ability to increase dividends to its stockholders is limited without prior approval by the United States Treasury Department.

ITEM 6: SELECTED FINANCIAL DATA

The Company is the parent company of the Bank and Pathfinder Statutory Trust I.  The Bank has three operating subsidiaries – Pathfinder Commercial Bank, Pathfinder REIT, Inc., and Whispering Oaks Development Corp.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere  in this annual report on  Form 10-K.

	2009	2008	2007	2006	2005
Year End (In thousands)
Total assets	$371,692	$352,760	$320,691	$301,382	$296,948
Loans receivable, net	259,387	247,400	221,046	201,713	187,889
Deposits	296,839	269,438	251,085	245,585	236,377
Equity	29,238	19,495	21,704	20,850	20,928
For the Year (In thousands)
Net interest income	$11,777	$10,675	$8,667	$8,346	$8,742
Core noninterest income (d)	2,724	2,786	2,622	2,396	2,333
Net gains/(losses) on sales of impairment of
investment securities	112	(2,191)	378	299	(205)
Net gains/(losses) on sales of loans and
foreclosed real estate	54	(44)	42	(80)	(88)
Noninterest expense (e)	10,381	9,882	9,799	9,646	10,023
Regulatory assessments	745	53	39	22	37
Net income	1,615	368	1,122	1,028	462
Per Share
Net income (basic)	$0.61	$0.15	$0.45	$0.42	$0.19
Book value per common share	9.31	8.04	8.74	8.45	8.50
Tangible book value per common share (a)	7.77	6.50	7.19	6.82	6.77
Cash dividends declared	0.12	0.41	0.41	0.41	0.41
Ratios
Return on average assets	0.45%	0.11%	0.36%	0.34%	0.15%
Return on average equity	7.04	1.70	5.27	4.86	2.16
Return on average tangible equity (a)	8.45	2.07	6.47	6.04	2.72
Average equity to average assets	6.40	6.32	6.82	7.03	6.95
Dividend payout ratio (b)	18.45	232.61	62.03	66.73	147.84
Allowance for loan losses to loans receivable	1.17	0.99	0.76	0.74	0.89
Net interest rate spread	3.40	3.22	2.81	2.92	3.07
Noninterest income to average assets	0.81	0.16	0.98	0.87	0.66
Noninterest expense to average assets	3.10	2.91	3.15	3.21	3.28
Efficiency ratio (c)	76.36	73.02	85.89	88.71	89.16

(a)	Tangible equity excludes intangible assets.
(b)	The dividend payout ratio is calculated using dividends declared and not waived by the Mutual Holding Company, divided by net income.
(c)
The efficiency ratio is calculated as noninterest expense, including regulatory assessments, divided by the sum of taxable-equivalent net interest income and noninterest income excluding net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

(d)	Exclusive of net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.
(e)	Exclusive of regulatory assessments.
(f)	As calculated in this ratio, noninterest income includes net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 10 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2009, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and the public held 36.3% of the outstanding common stock.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at December 31, 2009, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due to non-taxable investment securities, and bank owned life insurance offset by the valuation allowance established on a portion of the capital loss carry forwards.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 11 to the consolidated annual financial statements.

As a result of deteriorating economic conditions in the financial markets, which impacted the trading value of the Company’s common stock, management engaged an independent third party to test the Company’s goodwill for impairment as of December 31, 2008.  Utilizing a three-step valuation approach, the third party performed testing. Management re-evaluated the prior year testing results from the valuation and based on the prior year determination and improvements in Company metrics and general economic trends, management has determined that the carrying value of goodwill was not impaired as of December 31, 2009.  The valuation approach is described in Note 8 to the consolidated financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of deferred tax as an adjustment to shareholders' equity, except for debt security impairment losses, which are charged to earnings when the loss is credit-related and recognized in other comprehensive income when the loss is noncredit-related and the security is not expected to be sold.  The Company's ability to fully realize the value of its investments in various debt securities is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not

sufficient to recover the entire amortized cost basis.   In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Based on management's assessments during the year ended December 31, 2009, the Company recorded other-than-temporary impairment charges of $693,000, including a $298,000 charge associated with its holdings in a senior unsecured note issued by CIT Group, Inc. after the Company concluded that the liquidation of its holding at a loss was prudent and the security was sold on July 16, 2009.  The remaining impairment charges were capital losses taken on the AMF Large Cap Equity Fund in the amount of $104,000, $286,000 in the AMF Ultra Short Mortgage Fund, $1,000 on a stock investment in The Phoenix Companies and $4,000 on the stock investment in Alliance Financial Corp.   In addition to the impairment charges, the Company’s available for sale investment portfolio at December 31, 2009 includes unrealized losses of $842,000.  See Note 3 to the consolidated financial statements for further discussion of the unrealized losses.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

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

EXECUTIVE SUMMARY

Total deposits for the Company increased 10.2%, to $296.8 million at December 31, 2009, while the average balance of deposits increased $22.7 million to $288.5 million for the year ended December 31, 2009.  The Company will continue to focus on building market share in the Central Square and Fulton markets.  Overall, in Oswego County, Pathfinder Bank has the majority of the current deposit market share. Pathfinder continues to develop core deposit relationships in all markets by developing demand deposit relationships.  Efforts will also be focused on the expansion of commercial deposit relationships with the Bank’s existing commercial lending customers.

Total assets increased 5.4% from December 31, 2008 to December 31, 2009, primarily in the loan portfolio.  The loan portfolio increased 4.8% with net growth primarily in the commercial loan categories. The Company expects to concentrate on continued commercial mortgage and commercial loan portfolio growth during 2010. The ratio of non-performing assets to total assets was 0.67% at December 31, 2009 compared to 0.75% in the prior year.  The decrease reflects lower levels of both foreclosed real estate and total non-performing loans combined with an increase in assets.    Non-performing loans decreased $10,000 and foreclosed real estate decreased $154,000 since December 31, 2008.

Net income for 2009 was $1.6 million, as compared to $368,000 in 2008.  Net income available to common shareholders was $1.5 million, or $0.61 per share, compared to $0.15 per share for the previous year.   The improvement in income was primarily the result of the Company recording impairment charges on investment security holdings totaling $1.6 million, net of the related tax benefits in 2008 compared to 2009 impairment charges totaling $574,000, net of the related tax benefits.  Net income in 2009 also includes $531,000 in net gains on the sale of investment securities after tax.

RESULTS OF OPERATIONS

Net income for 2009 was $1.6 million, an increase of $1.2 million, or 339%, compared to net income of $368,000 for 2008.  Basic and diluted earnings per share increased to $0.61 per share for the year ended December 31, 2009 from $0.15 per share, for the year ended December 31, 2008.  Return on average equity increased to 7.04% in 2009 from 1.70% in 2008.

Net interest income, on a tax equivalent basis, increased $1.0 million, or 9.5%, resulting from the combination of volume increases in all loan categories and rate decreases applied to all interest-earning liabilities.  The provision for loan losses for the year ended December 31, 2009 increased $56,000, or 6.8%. The elevated level of provisioning by the Company during the prior two years reflects management’s assessment of the increased inherent risk associated with increasing commercial lending activities, the overall growth in the total loan portfolio and deteriorating economic conditions.  The Company experienced a 425% increase in noninterest income.  Noninterest income decreased 2%, exclusive of securities gains and losses, primarily attributable to decreased earnings on bank-owned life insurance.  The reduction in impairment charges on investment securities was the most significant factor in noninterest income improvement.  Noninterest expenses increased 12% primarily due to increases in personnel expense and FDIC insurance assessments.

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

Net interest income, on a tax-equivalent basis, increased $1.0 million, or 9.5%, to $11.8 million for the year ended December 31, 2009, as compared to $10.8 million for the year ended December 31, 2008.  The Company's net interest margin for 2009 increased to 3.56% from 3.43% in 2008.  The increase in net interest income is attributable to a decrease in the cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities.  Although the average balance of interest-earning assets increased, the decline in the yield on those assets resulted in a reduction in the interest income earned.

The average balance of interest-earning assets increased $17.2 million, or 5.4%, during 2009 and the average balance of interest-bearing liabilities increased by $14.2 million, or 4.9%.  The increase in the average balance of interest earning assets primarily resulted from a $19.0 million increase in the average balance of the loan portfolio and a $4.7 million increase in the average balance of interest earning deposits, offset by a $6.5 million reduction in the average balance of the security investment portfolio. The increase in the average balance of interest-bearing liabilities primarily resulted from a $22.1 million, or 9.2%, increase in the average balance of deposits, offset by a $7.9 million, or 15.7%, decrease in the average balance of borrowed funds.  Interest income, on a tax-equivalent basis, decreased $620,000, or 3.4%, during 2009. The decrease in yield on interest earning assets to 5.38% in 2009 from 5.87% in 2008 was partially offset by the 5.4% increase in volume, but the volume increase was not enough to make up for the overall reduction in yields.  Interest expense on deposits decreased $1.2 million, or 21.7%, as the cost of deposits dropped 67 basis points to 1.69% in 2009 from 2.36% in 2008.  Interest expense on borrowings decreased $419,000, or 20.8%, during 2009 as the 15.7% decrease in the average balance of borrowed funds was combined with a decrease in the cost of borrowed funds to 3.75% in 2009 from 4.00% in 2008.

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

	For the Years Ended December 31,
	2009			2008			2007
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$133,442	$7,463	5.59%	$130,702	$7,527	5.76%	$120,079	$6,945	5.78%
Real estate loans commercial	58,424	4,024	6.89%	49,040	3,620	7.38%	43,573	3,309	7.59%
Commercial loans	31,665	1,607	5.08%	27,033	1,751	6.48%	23,710	1,976	8.33%
Consumer loans	28,487	1,767	6.20%	26,291	1,915	7.28%	23,011	1,894	8.23%
Taxable investment securities	71,455	2,942	4.12%	74,105	3,365	4.54%	66,230	2,881	4.35%
Tax-exempt investment securities	1,464	65	4.44%	5,252	255	4.86%	5,446	258	4.74%
Interest-earning deposits	7,511	6	0.08%	2,851	61	2.14%	5,050	211	4.18%
Total interest-earning assets	332,448	17,874	5.38%	315,274	18,494	5.87%	287,099	17,474	6.08%
Noninterest-earning assets:
Other assets	29,704			30,274			27,774
Allowance for loan losses	(2,731)			(2,006)			(1,583)
Net unrealized losses
on available for sale securities	(620)			(1,690)			(1,372)
Total assets	$358,801			$341,852			$311,918
Interest-bearing liabilities:
NOW accounts	$26,055	$72	0.28%	$23,762	$95	0.40%	$22,235	$113	0.51%
Money management accounts	11,037	35	0.32%	10,574	52	0.49%	11,348	89	0.78%
MMDA accounts	35,571	246	0.69%	29,181	570	1.95%	23,682	937	3.96%
Savings and club accounts	53,726	87	0.16%	52,482	168	0.32%	53,359	279	0.52%
Time deposits	135,965	3,994	2.94%	124,267	4,777	3.84%	122,333	5,483	4.48%
Junior subordinated debentures	5,155	149	2.89%	5,155	257	4.99%	6,454	511	7.81%
Borrowings	37,340	1,446	3.87%	45,239	1,756	3.88%	25,063	1,230	4.91%
Total interest-bearing liabilities	304,849	6,029	1.98%	290,660	7,675	2.64%	264,474	8,642	3.27%
Noninterest-bearing liabilities:
Demand deposits	26,114			25,493			22,828
Other liabilities	4,888			4,088			3,338
Total liabilities	335,851			320,241			290,640
Shareholders' equity	22,950			21,611			21,278
Total liabilities & shareholders' equity	$358,801			$341,852			$311,918
Net interest income		$11,845			$10,819			$8,832
Net interest rate spread			3.40%			3.23%			2.81%
Net interest margin			3.56%			3.43%			3.07%
Ratio of average interest-earning assets
to average interest-bearing liabilities			109.05%			108.47%			108.55%

Interest Income

Changes in interest income result from changes in the average balances of loans, securities and interest-earning deposits and the related yields on those balances.  Interest income on a tax-equivalent basis decreased $620,000, or 3.4%.  Average loans increased 8.1% in 2009, with yields decreasing 46 basis points to 5.90%. The Company's average residential mortgage loan portfolio increased $2.7 million, or 2.1%, when comparing 2009 to 2008.  The average yield on the residential mortgage loan portfolio decreased 17 basis points to 5.59% in 2009 from 5.76% in 2008. The average balance of commercial real estate loans increased $9.4 million, or 19.1%, while the yield decreased to 6.89% in 2009 from 7.38% in 2008. Average commercial loans increased 17.1% and the tax-equivalent yield decreased to 5.08% in 2009 compared to 6.48%, in 2008.  The average balance of consumer loans increased $2.2 million, or 8.4% when compared to 2008. The average yield decreased 108 basis points, to 6.20% from 7.28% in 2008.

Interest income on investment securities decreased 16.9% from 2008, resulting from a decrease in the average balance of investment securities (taxable and tax-exempt) of $6.5 million, or 8.1%, to $72.9 million in 2009 from $79.4 million in 2008.  The average yield decreased 43 basis points to 4.13% in 2009 from 4.56% in 2008.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related interest costs on those balances.  Interest expense decreased $1.6 million, or 21.5%, in 2009, when compared to 2008.  The decrease in the cost of funds resulted from a decrease in the average cost of interest-bearing liabilities of 66 basis points, to 1.98% in 2009 from 2.64% in 2008, partially offset by a $14.2 million increase in the average balance of interest-bearing liabilities during 2009.  The average cost of deposits decreased 67 basis points to 1.69% during 2009 from 2.36% for 2008.  The average balance of interest-bearing deposits increased $22.1 million to $262.4 million in 2009 from $240.3 million in 2008.  The increase in the average balance of deposits resulted from increases in all deposit categories.   The largest increases in average deposits came from a 9.6% increase in interest bearing demand deposit accounts, a 21.9% increase in MMDA accounts and a 9.4% increase in time deposits.  The cost of junior subordinated debentures underlying our trust preferred securities decreased 210 basis points, decreasing interest expense by $108,000, due to the subordinated debentures adjustable rate being tied to LIBOR.  The average balance of borrowed funds decreased $7.9 million to $37.3 million in 2009 from $45.2 million in 2008.  The average cost of borrowed funds decreased one basis point, to 3.87% in 2009 from 3.88% in 2008.

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

	Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$158	$(222)	$(64)	$606	$(24)	$582
Real estate loans commercial	657	(253)	404	405	(94)	311
Commercial loans	281	(425)	(144)	252	(477)	(225)
Consumer loans	151	(299)	(148)	253	(232)	21
Taxable investment securities	(117)	(304)	(421)	344	140	484
Tax-exempt investment securities	(170)	(20)	(190)	(9)	6	(3)
Interest-earning deposits	40	(97)	(57)	(71)	(79)	(150)
Total interest income	1,000	(1,620)	(620)	1,780	(760)	1,020
Interest Expense:
NOW accounts	8	(31)	(23)	7	(25)	(18)
Money management accounts	2	(19)	(17)	(6)	(31)	(37)
MMDA accounts	104	(428)	(324)	184	(551)	(367)
Savings and club accounts	4	(85)	(81)	(5)	(106)	(111)
Time deposits	417	(1,200)	(783)	86	(792)	(706)
Junior subordinated debentures	-	(108)	(108)	(90)	(164)	(254)
Borrowings	(305)	(5)	(310)	828	(302)	526
Total interest expense	230	(1,876)	(1,646)	1,004	(1,971)	(967)
Net change in net interest income	$770	$256	$1,026	$776	$1,211	$1,987

Provision for Loan Losses

The provision for loan losses increased $56,000 to $876,000 for the year ended December 31, 2009, as compared to the prior year.  The increased provision is reflective of a growing loan portfolio that is more heavily weighted to commercial term and commercial real estate loans, which have higher inherent risk characteristics than a traditional consumer real estate portfolio.  The current level of non-performing assets does not fall significantly outside of the Bank’s historic trend levels, however, the generally weak economic conditions nationally over the past two years, and the current strain on consumer discretionary income have caused management to carefully monitor and react to these trends by increasing the provision for loan losses, maintaining the Company’s strict loan underwriting standards and carefully monitoring the performance of the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains or losses on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

For the Years Ended December 31,
(In thousands)	2009	2008
Service charges on deposit accounts	$1,496	$1,492
Earnings on bank owned life insurance	226	293
Loan servicing fees	233	281
Debit card interchange fees	280	275
Other charges, commissions and fees	489	445
Noninterest income before gains (losses)	2,724	2,786
Net gains (losses) on sales and impairment of investment securities	112	(2,191)
Net gains (losses) on sales of loans and foreclosed real estate	54	(44)
Total noninterest income	$2,890	$551

Noninterest income in 2009 increased 425%, when compared to 2008, primarily as a result of a net gain being recorded on the sale and impairment of investment securities during 2009 as compared to the net loss of $2.2 million recorded for the same in the prior year. Noninterest income before gains and losses decreased $62,000, for the year ended December 31, 2009. The decrease was comprised of a decrease in earnings on bank owned life insurance and loan servicing fees, offset by an increase in other charges, commissions and fees.   Earnings on bank owned life insurance decreased 23%, which is based on the cash surrender values of the insurance policies.  Loan servicing fees decreased 17%, which is due to the combination of a drop in the volume of rate lock fees and the collection of non-recurring one time fees during 2008 associated with various commercial loans.  The reduction in fees was offset by non-recurring administrative income recorded from the Company’s mutual holding company parent that is not consolidated for financial statement reporting purposes.  Revenue generated by service charges on deposit accounts was consistent with the prior year, but may be significantly impacted in 2010 by the implementation of new regulatory restrictions on the extended overdraft program.  These changes apply to all financial institutions participating in such programs.

The small decrease in noninterest income before gains and losses was offset by the significant change from net losses on sales and impairment of investment securities and loans in the prior year, to a net gain in the current year.  The net gain in sales and impairment of investment securities is a result of gains generated from the sales of securities through out the year, which were offset by recording other-than-temporary impairment charges during the fourth quarter. Net gains on the sale of loans and foreclosed real estate is the result of the sale of fixed rate loans into the secondary market, offset by the sale of seven foreclosed real estate properties at a loss and the adjustment to fair value of one property.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

For the Years Ended December 31,
(In thousands)	2009	2008
Salaries and employee benefits	$5,577	$5,172
Building occupancy	1,246	1,322
Data processing	1,307	1,330
Professional and other services	844	771
Regulatory assessments	745	53
Other expenses	1,407	1,287
Total noninterest expense	$11,126	$9,935

Noninterest expenses increased $1.2 million, or 12%, for the year ended December 31, 2009 when compared to 2008.  Regulatory assessments increased $692,000 due to the levying of a 5 basis point special assessment based on the bank’s assets, the increase in regular assessment rates and the exhausting of available credits that reduced assessment charges in 2008.  Salaries and employee benefits increased 7.8% in 2009 primarily due to an increase in pension expense caused by unfavorable plan asset performance in the prior year, combined with annual merit-based wage adjustments.  A 9.3% increase in other expenses was due to an increase in both audits and exams combined with the recording of $40,000 in expenses associated with the Company’s new debit card rewards program.  These increases were offset by a decrease of $76,000 in building occupancy, which is the result of a reduction in utilities, property taxes and depreciation on bank facilities.

Income Tax Expense

In 2009, the Company reported income tax expense of $1.1 million compared with $103,000 in 2008.  The effective tax rate increased to 39% in 2009 compared to a tax rate of 22% in 2008.  The increase in income tax expense resulted from significantly higher pretax income, which increased $2.2 million, and the higher tax rate.  The Company’s tax rate has increased primarily as a result of deferred tax asset valuation allowance adjustments and additional state tax.  The benefits from the ownership of tax-exempt investment securities and bank owned life insurance have decreased from the prior year due to a reduction of earnings on such assets.  See Note 13 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 21% of the Company’s earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments are classified as available for sale.  The Company invests in securities consisting primarily of securities issued by United States Government agencies and sponsored enterprises, mortgage-backed securities, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2009, investment securities were held at the same level, $74.7 million, as they were at December 31, 2008.  There were no securities that exceeded 10% of consolidated shareholders’ equity.  See note 3 to the consolidated financial statements for further discussion on securities.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	At December 31,
(In Thousands)	2009	2008	2007
Investment Securities:
US Treasury and agencies	$14,528	$9,126	$18,672
State and political subdivisions	8,989	5,020	5,342
Corporate	5,333	12,181	6,392
Other	2,203	2,100	-
Residential mortgage-backed	36,124	39,478	28,615
Equity securities and FHLB stock	2,271	2,861	2,706
Mutual funds	4,790	5,179	6,514
	$74,238	$75,945	$68,241
Net unrealized gains(losses) on available for sale portfolio	415	(1,258)	(1,103)
Total investments in securities	$74,653	$74,687	$67,138

Certain individual securities have been reclassified in the prior year table above to conform to the current year presentation.  The reclassifications had no effect on the total investment portfolios previously reported.

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2009. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Average Yield	Cost	Average Yield	Cost	Average Yield
Debt investment securities:
US Treasury and agencies	$1,505	3.88%	$11,000	2.00%	$1,023	3.01%
State and political subdivisions	96	3.25%	2,190	3.32%	2,644	3.24%
Corporate	-	-	3,135	5.53%	-	0.00%
Other	2,203	4.68%	-	0.00%	-	-
Total	3,804	4.32%	16,325	2.85%	3,667	3.17%
Mortgage-backed securities:
Residential mortgage-backed	765	4.14%	1,650	4.33%	4,085	4.89%
Total	765	4.14%	1,650	4.33%	4,085	4.89%
Other non-maturity investments:
Mutual funds	4,790	2.73%	-	-	-	-
Equity securities and FHLB stock	2,271	4.94%	-	-	-	-
Total	7,061	3.44%	-	-	-	-
Total investment securities	$11,630	3.77%	$17,975	2.99%	$7,752	4.08%

	More Than Ten Years			Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Average Yield	Cost	Value	Average Yield
Debt investment securities:
US Treasury and agencies	$1,000	5.20%	$14,528	$14,532	2.48%
State and political subdivisions	4,059	4.39%	8,989	8,928	3.78%
Corporate	2,198	0.80%	5,333	4,965	3.58%
Other	-	-	2,203	2,203	4.68%
Total	7,257	3.42%	31,053	30,628	3.20%
Mortgage-backed securities:
Residential mortgage-backed	29,624	4.87%	36,124	36,940	4.83%
Total	29,624	4.87%	36,124	36,940	4.83%
Other non-maturity investments:
Mutual funds	-	-	4,790	4,814	2.73%
Equity securities and FHLB stock	-	-	2,271	2,271	4.94%
Total	-	-	7,061	7,085	3.44%
Total investment securities	$36,881	4.59%	$74,238	$74,653	4.03%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive income in consolidated shareholders’ equity.

Loans Receivable

Loans receivable represent 75% of the Company’s earning assets and account for the greatest portion of total interest income.  The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories, and accounts receivable.  It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term.  Commercial and municipal loans comprise 14% of the total loan portfolio.  At December 31, 2009, 75% of the Company’s total loan portfolio consisted of loans secured by real estate, and 24% of the total loan portfolio consisted of commercial real estate loans.

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Residential real estate (1)	$135,102	$136,218	$126,666	$118,494	$119,707
Commercial real estate	62,250	55,061	45,490	40,501	31,845
Commercial and municipal loans	35,447	30,685	25,288	23,001	18,334
Consumer loans	29,666	27,908	25,305	21,213	19,682
Total loans receivable	$262,465	$249,872	$222,749	$203,209	$189,568

(1) Includes loans held for sale. (None at December 31, 2009, 2008 and 2007.)

The following table shows the amount of loans outstanding as of December 31, 2009 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$10,459	$45,089	$6,702	$62,250
Residential real estate	10,228	33,417	91,457	135,102
	20,687	78,506	98,159	197,352
Commercial and municipal loans	20,710	12,022	2,715	35,447
Consumer	14,423	4,082	11,161	29,666
Total loans	$55,820	$94,610	$112,035	$262,465

Interest rates:
Fixed	$3,734	$13,849	$103,766	$121,349
Variable	52,086	80,761	8,269	141,116
Total loans	$55,820	$94,610	$112,035	$262,465

Total loans receivable increased 5% when compared to the prior year.  Residential real estate loans decreased $1.1 million, or 1%, during 2009.  The residential real estate portfolio consists of 68% fixed-rate mortgages and 32% adjustable-rate mortgages.  There was a 4% shift to fixed rate mortgages from adjustable rate mortgages when compared to the portfolio composition as of December 31, 2008.  The increase in the fixed rate mortgage portfolio resulted from increased demand for fixed rate products due to the historically low interest rate environment that was prevalent during 2009.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages.

Commercial real estate loans increased $7.2 million, or 13%, from the prior year as new loan products and relationships were added to the portfolio.

Commercial loans, including loans to municipalities, increased 16% over the prior year to $35.4 million at December 31, 2009.  The increase in commercial loans was primarily the result of new lending relationships with an expanding commercial customer base.  The Company has continued its efforts to transform its more traditional thrift balance sheet, which emphasized residential real estate lending, to a more diversified balance sheet, which includes a greater proportion of commercial lending products.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, increased 6% to $29.7 million at December 31, 2009.  The increase resulted from an increase in home equity lines of credit.  The Company has promoted its home equity products by offering the customer loans with no closing costs at competitive market rates.

Non-performing Loans and Assets

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2009	2008	2007	2006	2005
Nonaccrual loans:
Commercial real estate and commercial	$1,021	$1,455	$521	$481	$757
Consumer	111	254	150	125	89
Residential real estate	1,181	614	920	566	834
Total nonaccrual loans	2,313	2,323	1,591	1,172	1,680
Total non-performing loans	2,313	2,323	1,591	1,172	1,680
Foreclosed real estate	181	335	865	471	743
Total non-performing assets	$2,494	$2,658	$2,456	$1,643	$2,423
Non-performing loans to total loans	0.88%	0.93%	0.71%	0.57%	0.89%
Non-performing assets to total assets	0.67%	0.75%	0.77%	0.54%	0.82%
Interest income that would have been recorded
under the original terms of the loans	$113	$131	$71	$53	$34

The asset quality of the Company has remained relatively unchanged when compared to the prior year.  Total non-performing assets (non-performing loans and foreclosed real estate) at December 31, 2009 were 0.67% of total assets as compared to 0.75% of total assets at December 31, 2008.  The reduction in non-performing assets was primarily due to the sale of foreclosed real estate.  Total non-performing loans (past due 90 days or more) decreased $10,000, or less than 1%, during 2009.  Although total non-performing loans have remained fairly level, the mix in loan type has shifted from being primarily commercial to being more evenly comprised of commercial and residential real estate loans.  In 2008, approximately 63% of the Company’s non-performing loans were commercial real estate and commercial loans.  At December 31, 2009, the non-performing loan balance was 44% commercial and 51% residential real estate loans.Management believes the financial strength of the individual borrowers, combined with the related value of any underlying collateral, will not result in any significant loss beyond currently established reserves.

Total delinquent loans (those 30 days or more delinquent) as a percentage of total loans were 3.2% at December 31, 2009 as compared to 2.16% at December 31, 2008.  Management believes that the increase is being driven by general economic conditions in the market area.  Approximately 81% of the outstanding delinquent loans are secured by real estate with loss potential expected to be manageable within the currently established reserves.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At December 31, 2009 and 2008, the Company had $3.2 million and $2.4 million in loans, which were deemed to be impaired, having valuation allowances of $79,000 and $141,000, respectively.

Management has identified additional potential problem loans totaling $5.0 million as of December 31, 2009. These loans have been internally classified as special mention or substandard, yet are not currently considered past due or in nonaccrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in subsequent past due reporting. Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries.  The allowance for loan losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.  The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio.  The Company uses a general allocation method for the residential real estate and consumer loan pools based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions.  The Company individually reviews commercial real estate and commercial loans greater than $150,000 that are not accruing interest and that are risk rated under the Company’s risk rating system as special mention, substandard, doubtful or loss to determine if the loans require an impairment reserve.  Large residential real estate loans may also be included in this individual loan review.  If impairment is noted, the Company establishes a specific reserve allocation.  The specific allocation is determined based on the most recent valuation of the loan’s collateral and the customer’s ability to pay.  For all other commercial real estate and commercial loans, the Company uses the general allocation method that establishes a reserve for each risk-rating category.  The general allocation method for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools.  The allowance for loan losses reflects management’s best estimate of probable loan losses at December 31, 2009.

The allowance for loan losses was $3.1 million at December 31, 2009, a 25% increase from December 31, 2008.  The allowance for loan losses as a percentage of total loans increased to 1.17% at December 31, 2009 from 0.99% in the prior year.  Net loan charge-offs were $270,000 during 2009 as compared to $51,000 in 2008.  The majority of the current year charge-off activity is the result of the write off of small consumer and commercial relationships.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2009		2008		2007		2006		2005
		% Gross		% Gross		% Gross		% Gross		% Gross
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate and loans	$1,699	37.2%	$1,412	34.3%	$956	31.8%	$985	31.3%	$1,282	26.5%
Consumer loans	479	11.3%	381	11.2%	283	11.3%	339	10.4%	289	10.4%
Residential real estate	900	51.5%	679	54.5%	464	56.9%	172	58.3%	108	63.1%
Total	$3,078	100.0%	$2,472	100.0%	$1,703	100.0%	$1,496	100.0%	$1,679	100.0%

The following table sets forth the allowance for loan losses for the periods indicated, and related ratios.

(In thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$2,472	$1,703	$1,496	$1,679	$1,827
Provisions charged to operating expenses	876	820	365	23	311
Recoveries of loans previously charged-off:
Commercial real estate and loans	-	17	-	-	25
Consumer	20	30	27	18	14
Residential real estate	3	-	23	4	10
Total recoveries	23	47	50	22	49
Loans charged-off:
Commercial real estate and loans	(74)	(46)	(85)	(114)	(284)
Consumer	(134)	(52)	(77)	(89)	(137)
Residential real estate	(85)	-	(46)	(25)	(87)
Total charged-off	(293)	(98)	(208)	(228)	(508)
Net charge-offs	(270)	(51)	(158)	(206)	(459)
Balance at end of year	$3,078	$2,472	$1,703	$1,496	$1,679
Net charge-offs to average loans outstanding	0.11%	0.02%	0.08%	0.11%	0.24%
Allowance for loan losses to year-end loans	1.17%	0.99%	0.76%	0.74%	0.89%

Deposits

The Company’s deposit base is drawn from seven full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings and time deposits. During 2009, 53% of the Company's average deposit base of $288.5 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings.  In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, will seek business growth by focusing on its local identification and service excellence.  Pathfinder Commercial Bank had an average balance of $40.3 million in municipal deposits in 2009, primarily concentrated in money market deposit accounts.

Average deposits increased $22.7 million, or 9%, when compared to 2008.  The increase in average deposits primarily related to a $9.4 million increase in the average balance of municipal deposits and a $13.3 million increase in retail deposits.

The Company's average deposit mix in 2009, as compared to 2008, reflected a similar product line composition.   The Company's average demand deposits, both interest and noninterest bearing accounts, represented 18% of total average deposits for 2009 and 19% of total average deposits for 2008.  The Company's average MMDA accounts, which grew 22% in 2009, represented 12% of total deposits for 2009 and 11% for 2008. The Company’s time deposit accounts represented 47% of total deposits in both 2009 and 2008. The Company promotes its MMDA and time deposit accounts by offering competitive rates to retain existing and attract new customers.

At December 31, 2009, time deposits in excess of $100,000 totaled $53.4 million, or 38%, of time deposits and 18% of total deposits.  At December 31, 2008, these deposits totaled $40.7 million, or 31% of time deposits and 15% of total deposits.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009:

(In thousands)
Remaining Maturity:
Three months or less	$22,362
Three through six months	9,391
Six through twelve months	7,631
Over twelve months	14,037
Total	$53,421

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  There were no short-term borrowings outstanding at December 31, 2009.  At December 31, 2008, there were $17.6 million in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2009, 2008 and 2007:

(Dollars in thousands)	2009	2008	2007
Maximum outstanding at any month end	$1,400	$23,795	$18,400
Average amount outstanding during the year	1,724	14,151	4,528
Average interest rate during the year	1.84%	2.85%	5.05%

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY, Citi Group repurchase agreements and junior subordinated debentures.  Long-term borrowed funds and junior subordinated debentures totaled $41.2 million at December 31, 2009 as compared to $39.6 million at December 31, 2008.

Capital

Shareholders' equity at December 31, 2009, was $29.2 million as compared to $19.5 million at December 31, 2008.  The Company added $1.6 million to retained earnings through net income.  The increase to retained earnings was combined with a decrease of $1.7 million in accumulated other comprehensive loss, which decreased to $1.4 million from $3.1 million at December 31, 2008. Net unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $1.3 million.  In addition, $413,000 of amortization of retirement plan losses and transition obligation, net of tax expense, decreased accumulated other comprehensive loss during 2009.  The current common stock dividend level represents an approximately 71% reduction as compared to 2008 dividend levels.  Common stock dividends declared reduced capital by $298,000.  The Board of Directors and management of the Company believe it is in the best interest of the shareholders to conserve capital at this time.  The remaining increase to capital was the result of the Company entering into an agreement with the United States Department of Treasury pursuant to which Pathfinder Bancorp, Inc. issued and sold 6,771 shares of preferred stock and warrants to purchase the Company’s common stock for a total price of $6,771,000.  The increase is offset by dividends paid on the Series A Preferred Stock, described below, of $60,000.

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

The $6,771,000 of proceeds was allocated to the Series A Preferred Stock and the Warrant based on their relative fair values at issuance ($6,065,000 was allocated to the Series A Preferred Stock and $706,000 to the Warrant).  The difference between the initial value allocated to the Series A Preferred Stock and the liquidation value of $6,771,000, i.e. the preferred discount, will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.

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

The Warrant has a ten-year term and is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the then current market price of the Company’s common stock.  Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the “Warrant Shares”), as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2009, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities.  Total credit available under the existing lines is approximately $73 million.  At December 31, 2009, the Company had $36 million outstanding under existing credit facilities with $37 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2009, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2009, the Company had $25.2 million in outstanding commitments to extend credit and standby letters of credit.  See Note 15 in the accompanying consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Pathfinder Bancorp, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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
March 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Pathfinder Bancorp, Inc.

Oswego, New York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009.  Pathfinder Bancorp, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Syracuse, New York
March 24, 2010

CONSOLIDATED STATEMENTS OF CONDITION

December 31,
(In thousands, except share data)	2009	2008
ASSETS:
Cash and due from banks	$8,678	$7,365
Interest earning deposits	5,953	313
Total cash and cash equivalents	14,631	7,678
Investment securities, at fair value	72,754	72,138
Federal Home Loan Bank stock, at cost	1,899	2,549
Loans	262,465	249,872
Less: Allowance for loan losses	3,078	2,472
Loans receivable, net	259,387	247,400
Premises and equipment, net	7,173	7,450
Accrued interest receivable	1,482	1,678
Foreclosed real estate	181	335
Goodwill	3,840	3,840
Bank owned life insurance	6,956	6,731
Other assets	3,389	2,961
Total assets	$371,692	$352,760

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$269,539	$243,288
Noninterest-bearing	27,300	26,150
Total deposits	296,839	269,438
Short-term borrowings	-	17,575
Long-term borrowings	36,000	34,400
Junior subordinated debentures	5,155	5,155
Other liabilities	4,460	6,697
Total liabilities	342,454	333,265
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding as of December 31,
2009; 0 shares issued and outstanding as of December 31, 2008	6,101	-
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding respectively	30	30
Additional paid in capital	8,615	7,909
Retained earnings	22,419	21,198
Accumulated other comprehensive loss	(1,425)	(3,140)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	29,238	19,495
Total liabilities and shareholders' equity	$371,692	$352,760

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,
(In thousands, except per share data)	2009	2008
Interest and dividend income:
Loans, including fees	$14,815	$14,756
Debt securities:
Taxable	2,603	2,956
Tax-exempt	43	171
Dividends	339	406
Federal funds sold and interest earning deposits	6	61
Total interest income	17,806	18,350
Interest expense:
Interest on deposits	4,434	5,661
Interest on short-term borrowings	32	403
Interest on long-term borrowings	1,563	1,611
Total interest expense	6,029	7,675
Net interest income	11,777	10,675
Provision for loan losses	876	820
Net interest income after provision for loan losses	10,901	9,855
Noninterest income:
Service charges on deposit accounts	1,496	1,492
Earnings on bank owned life insurance	225	293
Loan servicing fees	233	281
Losses on impairment of investment securities	(693)	(2,253)
Net gains (losses) on sales of investment securities	805	62
Net gains (losses) on sales of loans and foreclosed real estate	54	(44)
Debit card interchange fees	280	275
Other charges, commissions & fees	490	445
Total noninterest income	2,890	551
Noninterest expense:
Salaries and employee benefits	5,577	5,172
Building occupancy	1,246	1,322
Data processing expenses	1,307	1,330
Professional and other services	844	771
FDIC assessment	745	53
Other expenses	1,407	1,287
Total noninterest expenses	11,126	9,935
Income before income taxes	2,665	471
Provision for income taxes	1,050	103
Net income	1,615	368
Preferred stock dividends and discount accretion	96	-
Net income available to common shareholders	$1,519	$368

Earnings per common share - basic	$0.61	$0.15
Earnings per common share - diluted	$0.61	$0.15
Dividends per common share	$0.12	0.41

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2009	-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				1,615			1,615
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $371 tax expense)					1,302		1,302
Retirement plan net gains and transition
obligation not recognized in plan expenses
(net of $275 tax expense)					413		413
Total Comprehensive income							3,330
Preferred stock and
common stock warrants issued	6,065		706				6,771
Preferred stock discount accretion	36			(36)			-
Preferred stock dividends				(60)			(60)
Common stock dividends declared ($0.12 per share)				(298)			(298)
Balance, December 31, 2009	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238

Balance, January 1, 2008	-	$30	$7,899	$21,734	$(1,457)	$(6,502)	$21,704
Cumulative effect of a change in accounting
principle upon the change in defined
employee benefit plans' measurement date
(net of $8 tax expense)				(48)	13		(35)
Comprehensive loss:
Net income				368			368
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available for sale (net of $237 tax expense)					(392)		(392)
Retirement plan net losses and transition
obligation not recognized in plan expenses
(net of $869 tax benefit)					(1,304)		(1,304)
Total Comprehensive loss							(1,328)
Stock options exercised			10				10
Common stock dividends declared ($0.41 per share)				(856)			(856)
Balance, December 31, 2008	-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$1,615	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	876	820
Deferred income tax expense (benefit)	441	(388)
Proceeds from sales of loans	9,659	174
Originations of loans held-for-sale	(9,540)	(172)
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	65	46
Premises and equipment	2	-
Loans	(119)	(2)
Available-for-sale investment securities	(805)	(62)
Impairment write-down on available-for-sale securities	693	2,253
Depreciation	657	698
Amortization of mortgage servicing rights	32	28
Amortization of deferred loan costs	240	218
Earnings on bank owned life insurance	(225)	(293)
Net amortization of premiums and discounts on investment securities	254	112
Decrease (increase) in accrued interest receivable	196	(5)
Net change in other assets and liabilities	(2,940)	(299)
Net cash provided by operating activities	1,101	3,496
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(43,666)	(31,756)
Net proceeds from the redemption of (purchase of) Federal Home Loan Bank stock	650	(421)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	22,151	18,633
Proceeds from sale of:
Available-for-sale investment securities	22,430	3,531
Real estate acquired through foreclosure	498	979
Premises and equipment	1	-
Net increase in loans	(13,488)	(27,890)
Purchase of premises and equipment	(383)	(341)
Net cash used in investing activities	(11,807)	(37,265)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	18,129	6,003
Net increase in time deposits	9,272	12,350
Net repayments on short-term borrowings	(17,575)	(825)
Payments on long-term borrowings	(5,400)	(11,610)
Proceeds from long-term borrowings	7,000	26,000
Proceeds from the issuance of preferred stock and common stock warrants	6,771	-
Proceeds from exercise of stock options	-	10
Cash dividends paid to preferred shareholders	(60)	-
Cash dividends paid to common shareholders	(478)	(694)
Net cash provided by financing activities	17,659	31,234

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
(In thousands)	2009	2008

Increase (decrease) in cash and cash equivalents	6,953	(2,535)
Cash and cash equivalents at beginning of period	7,678	10,213
Cash and cash equivalents at end of period	$14,631	$7,678
CASH PAID DURING THE PERIOD FOR:
Interest	$6,051	$7,714
Income taxes	524	162
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	385	498

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

Pathfinder Bancorp, M.H.C., (the “Holding Company”) a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 63.7% of the outstanding common stock of the Company.  Salaries and employee benefits approximating $113,000 and $152,000 were allocated from the Company to the Holding Company during 2009 and 2008, respectively.  The Holding Company recorded $15,000 as rental income from the Bank for each year presented.  As of December 31, 2009, the Bank had a loan receivable from the Holding Company of $1,274,000.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $353,000 and $264,000 for the years ended December 31, 2009 and 2008, respectively.  The increase in advertising expenses is directly attributable to marketing efforts associated with the Bank’s celebration of 150 years of operation.

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

Note 3 to the consolidated financial statements includes additional information about the Company’s accounting policies with respect to the impairment of investment securities.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The stock is carried at cost.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of cost or fair value.  Fair value is determined in the aggregate.  There were no loans held-for-sale or forward commitments outstanding as of December 31, 2009 and 2008.

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

Foreclosed Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated disposal costs. Fair value is determined based on a current appraisal and inspection.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Write downs of, and expenses related to, foreclosed real estate holdings are included in noninterest expense and were $90,000 and $133,000 in 2009 and 2008, respectively.

Goodwill

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

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.  No options were granted during 2009 or 2008, and all outstanding options were fully vested on January 1, 2006 and, accordingly, there was no impact on the Company’s results of operations for the periods presented.

Retirement Benefits

The Company has established tax qualified retirement plans covering substantially all full-time employees and certain part-time employees.  Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  On January 1, 2008, the Company recorded a $48,000 charge to retained earnings, representing the cumulative effect adjustment upon adopting the measurement date transition rule for the Company’s pension plan and post retirement benefit plan.  Plan assets and obligations are to be measured as of the employer’s balance sheet date.  The Company previously measured its pension plan as of October 1 of each year.  As a result of the measurement date provisions, the Company decreased its pension plan asset with a corresponding charge to retained earnings, representing the net periodic benefit cost for the period between the October 1, 2007 measurement date and January 1, 2008.

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

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.  The Company currently has one interest rate swap, which has been determined to be a cash flow hedge.  The fair value of cash-flow hedging instruments (“Cash Flow Hedge”) is recorded in either other assets or other liabilities. On an ongoing basis, the statement of condition is adjusted to reflect the then current fair value of the Cash Flow Hedge. The related gains or losses are reported in other comprehensive income and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged item (primarily a variable-rate debt obligation) affect earnings. To the extent that the Cash Flow Hedge is not effective, the ineffective portion of the Cash Flow Hedge is immediately recognized as interest expense.

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

Earnings per Common Share

Basic earnings per common share are computed by dividing net income, after the preferred stock dividends and preferred stock discount accretion, by the weighted average number of common shares outstanding throughout each year.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

Other Comprehensive (Loss) Income

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, the effective portion of cash-flow hedges, and unrecognized gains and losses, prior service costs and transition assets or obligations for defined benefit pension and post-retirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive (loss) income.

The components of other comprehensive income (loss) and the related tax effect at and for the years ended December 31, are as follows:

(In thousands)	2009	2008
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the year	$1,785	$(2,346)
Reclassification adjustment for (gains) losses included in net income	(112)	2,191
Net unrealized gains (losses) on securities available for sale	1,673	(155)
Defined benefit pension and post retirement plans:
Additional plan gains (losses)	409	(2,257)
Reclassification adjustment for amortization of benefit plans'
net loss and prior service liability recognized in net
periodic expense	279	84
Net change in defined benefit plan assets and obligations	688	(2,173)
Other comprehensive income (loss) before tax	2,361	(2,328)
Tax effect	(646)	632
Other comprehensive income (loss)	$1,715	$(1,696)

The components of accumulated other comprehensive loss, net of related tax effects, at December 31, are as follows:

(In thousands)	2009	2008
Unrealized gains (losses) on securities available for sale (net of tax
expense 2009 - $166; and tax benefit 2008 - $205)	$249	$(1,053)
Net pension losses and past service liability (net of tax
benefit 2009 - $1,100; 2008 - $1,352)	(1,649)	(2,027)
Net post-retirement losses and past service liability (net of tax
benefit 2009 - $17; 2008 - $40)	(25)	(60)
	$(1,425)	$(3,140)

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued ASC 320-10-65-1 (formerly FASB Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This standard amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Additionally, this standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not result in a change to the amounts recorded for OTTI in earnings or other comprehensive income.  The only OTTI charges recorded on debt securities in 2009 were based on a sale that subsequently occurred and therefore the entire amount was recorded against earnings.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued ASC 855 “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This standard establishes general standards of accounting for and disclosure of events that occur after the statement of condition date but before financial statements are issued or are available to be issued. This standard was effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted this statement during the second quarter of 2009. The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

In June 2009, the FASB issued ASC 860 –“Accounting for Transfers of Financial Assets”. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, Topic 860 amends the previous Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by removing the concept of a qualifying special-purpose entity and removing the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach previously used. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009 and will not have a material impact on the Company’s consolidated financial position.

The FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009, to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 and does not have a material impact on the Company’s consolidated financial position.

ASU 2009-12, “Fair Value Measurements and Disclosure (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee.  This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.  Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds.  The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods after December 15, 2009 with early adoption permitted.  The Company does not expect this guidance to have a material impact to our consolidated financial statements.

In October 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” was issued to amend ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its consolidated financial statements.

NOTE 3: INVESTMENT SECURITIES – AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$14,528	$30	$(26)	$14,532
State and political subdivisions	8,989	20	(81)	8,928
Corporate	5,333	194	(562)	4,965
Residential mortgage-backed	36,124	989	(173)	36,940
Total	64,974	1,233	(842)	65,365
Equity investment securities:
Mutual funds	4,790	24	-	4,814
Common stock	372	-	-	372
Total	5,162	24	-	5,186
Other investments	2,203	-	-	2,203
Total investment securities	$72,339	$1,257	$(842)	$72,754

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$9,126	$342	$-	$9,468
State and political subdivisions	5,020	23	(70)	4,973
Corporate	12,181	117	(1,472)	10,826
Residential mortgage-backed	39,478	707	(155)	40,030
Total	65,805	1,189	(1,697)	65,297
Equity investment securities:
Mutual funds	5,179	-	(744)	4,435
Common stock	312	-	(6)	306
Total	5,491	-	(750)	4,741
Other investments	2,100	-	-	2,100
Total investment securities	$73,396	$1,189	$(2,447)	$72,138

The amortized cost and estimated fair value of debt investments at December 31, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$1,601	$1,607
Due after one year through five years	16,325	16,526
Due after five years through ten years	3,667	3,659
Due after ten years	7,257	6,633
Residential mortgage-backed	36,124	36,940
Totals	$64,974	$65,365

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and Agencies	$(26)	$4,996	$-	$-	$(26)	$4,996
State and political subdivisions	(81)	2,988	-	-	(81)	2,988
Corporate	-	-	(562)	1,402	(562)	1,402
Mortgage-backed	(149)	9,665	(24)	545	(173)	10,210
Equity and other investments	-	-	-	-	-	-
	$(256)	$17,649	$(586)	$1,947	$(842)	$19,596

	December 31, 2008
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
State and political subdivisions	$(70)	$2,134	$-	$-	$(70)	$2,134
Corporate	(327)	5,349	(1,145)	2,805	(1,472)	8,154
Mortgage-backed	(150)	7,491	(5)	734	(155)	8,225
Equity and other investments	(744)	4,251	(6)	21	(750)	4,272
	$(1,291)	$19,225	$(1,156)	$3,560	$(2,447)	$22,785

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). In the second quarter of 2009, we adopted the updated guidance on determining OTTI on debt securities. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.  The guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of noncredit-related OTTI, showing the net as the impact on earnings.  All OTTI charges have been credit-related to date, and therefore no offset or cumulative effect adjustment was presented on the financial statements.  Additional disclosures are also required by this guidance.

For debt security types discussed below, where no OTTI is considered necessary at December 31, 2009, we do not intend to sell the securities and it is not “more likely than not” that we will be required to sell the securities before recovery of their amortized cost basis.

At December 31, 2009, 2 corporate securities were in unrealized loss positions.  The two securities in unrealized loss positions represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $984,000 and a fair value of $712,000. The Bank of America floating rate trust-preferred security has a carrying value of $980,000 and a fair value of $690,000.  The securities are rated A1 and Baa3 by Moody’s respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired.  Due to the fact that each security has approximately 18 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

At December 31, 2009, a total of 4 Government Agency Bonds are in unrealized loss positions.  All losses are 1% or less of the current carrying value and each holding has been in an unrealized loss position for only one month.  No other-than-temporary impairment is deemed present on these securities.

A total of 12 residential mortgage-backed security holdings have unrealized losses as of December 31, 2009.  Seven of these securities were issued by government agencies or government sponsored enterprises.  All seven securities are currently “AAA” rated by Moody’s and S&P.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the seven securities have unrealized losses that exceed 4%.  No other-than-temporary impairment is deemed present on these securities.  The remaining 5 securities in this classification represent private label CMO’s, all of which have current unrealized losses of less than $10,000 each. All five securities are currently “AAA” rated by Moody’s or S&P. Management reviewed the underlying credit score information and the concentration risk associated with the states that the majority of the underlying mortgage collateral resides in.  No other-than-temporary impairment is deemed present on these securities.

At December 31, 2009, 9 state and political subdivision securities are in unrealized loss positions.  All 9 holdings have unrealized losses that are less than 4% of their related book values.  None of the securities have been in unrealized loss positions for more than 5 months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  All of the securities are AA rated or better by S&P, with the exception of 4 securities issued by the Oswego, NY City School District, which are unrated. No other-than-temporary impairment is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery however, due to the amount of time the fair value has been below the carrying value, the Company recorded other-than-temporary impairment charges during 2009.

The Company presently holds a no-load mutual fund, which invests primarily in mortgage-related instruments.  The fund holds mortgage-backed bonds and securities issued by government-sponsored mortgage entities and by private companies.  The underlying assets are comprised of variable rate, adjustable rate and fixed-rate residential mortgage and home equity loans.  As a result of the recent problems in the real estate and mortgage securities markets, the fair value of the fund had declined and, accordingly, the Company’s recorded other-than-temporary impairment charges of 18% of the value during 2008.  Although the overall value of the fund has continued to improve since early 2009, the value of the investment in the fund was still below its cost basis by approximately $286,000 as of December 31, 2009.  Based on the length of time the equity security’s value was less than the carrying value, an other-than-temporary charge for $286,000 was recorded.

The Company also holds an investment in a mutual fund consisting of investment grade, dividend paying common stocks of large capitalization companies (companies with market capitalization in excess of $5 billion).  Management recorded an other-than-temporary impairment charge of 24% of the Fund’s value in 2008.  Although the overall value of the fund has continued to improve since early 2009, the value of the investment in the fund was still below its cost basis by approximately $104,000 as of December 31, 2009.  Based on the length of time the equity security’s value was less than the carrying value, an other-than-temporary charge for $104,000 was recorded.

The Company held two other equity securities that had fair values less than the carrying value and, due to the length of time they remained in this position, were written down with other-than-temporary impairment charges during the fourth quarter.  A small common stock investment in Alliance Financial Corp was written down $4,000 and a small common stock investment in The Phoenix Companies was similarly written down by $1,000.  The Phoenix stock investment had also been adjusted as a result of other-than-temporary impairment in 2008.

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

The following table presents a roll-forward of the amount related to credit losses on debt securities recognized in earnings for the year ended December 31, 2009.

(In thousands)	Total
Beginning balance – January 1, 2009	$875
Initial credit impairment	298
Subsequent credit impairments	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-
Reductions for securities sold	(298)
Reductions for increases in cash flows expected to be collected	-
Ending balance - December 31, 2009	$875

Gross realized gains (losses) on sales of available-for-sale securities and other-than-temporary impairment charges for the year ended December 31 are detailed below:

(In thousands)	2009	2008
Realized gains	$814	$85
Realized losses	(9)	(23)
Other than temporary impairment	(693)	(2,253)
	$112	$(2,191)

As of December 31, 2009 and December 31, 2008, securities with an amortized cost of $45.7 million and $37.8 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its mortgage-backed securities portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in these types of loans.

NOTE 4: LOANS

Major classifications of loans at December 31, are as follows:

(In thousands)	2009	2008
Real estate mortgages:
Residential	$131,929	$132,825
Construction	2,399	2,508
Commercial	62,229	55,061
	196,557	190,394
Other loans:
Consumer	3,580	3,516
Home equity/second mortgage	26,086	24,392
Lease financing	3,711	2,308
Commercial	28,082	25,215
Municipal loans	3,654	3,162
	65,113	58,593
Total loans	261,670	248,987
Net deferred loan costs	795	885
Less allowance for loan losses	(3,078)	(2,472)
Loans receivable, net	$259,387	$247,400

The Company grants mortgage and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

The following represents the activity associated with loans to executive officers and directors and their affiliated entities during the year ended December 31, 2009:

(In thousands)
Balance at the beginning of the year	$6,270
Originations	709
Principal payments	(1,097)
Balance at the end of the year	$5,882

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(In thousands)	2009	2008
Balance at beginning of year	$2,472	$1,703
Recoveries credited:
Commercial	-	17
Mortgage	3	-
Consumer	20	30
Total recoveries	23	47
Loans charged-off:
Commercial	(74)	(46)
Mortgage	(85)	-
Consumer	(134)	(52)
Total charged-off	(293)	(98)
Net charge-offs	(270)	(51)
Provision for loan losses	876	820
Balance at end of year	$3,078	$2,472
Ratio of net charge-offs to average loans outstanding	0.11%	0.02%

The following is a summary of information pertaining to impaired loans for the years ended December 31:

(In thousands)	2009	2008
Impaired loans without a valuation allowance	$2,254	$2,020
Impaired loans with a valuation allowance	986	436
Total impaired loans	$3,240	$2,456
Valuation allowance related to impaired loans	$79	$141

Average investment in impaired loans	$2,921	$2,252
Interest income recognized on impaired loans	$159	$176
Interest income recognized on a cash basis on
impaired loans	$-	$-

The amount of loans on which the Company has ceased accruing interest aggregated approximately $2,313,000 and $2,323,000 at December 31, 2009 and 2008, respectively.  There were no loans past due ninety days or more and still accruing interest at December 31, 2009 or 2008.

NOTE 6: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $46,225,000 and $46,095,000 at December 31, 2009 and 2008, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2009 and 2008, was $61,000 and $15,000, respectively.

The following summarizes mortgage-servicing rights capitalized and amortized:

(In thousands)	2009	2008
Mortgage servicing rights capitalized	$78	$-
Mortgage servicing rights amortized	$32	$28

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2009	2008
Land	$1,226	$1,226
Buildings	7,100	7,007
Furniture, fixture and equipment	7,342	7,090
Construction in progress	155	134
	15,823	15,457
Less: Accumulated depreciation	8,650	8,007
	$7,173	$7,450

NOTE 8: GOODWILL

As a result of deteriorating economic conditions in the financial markets, which impacted the trading value of the Company’s common stock, management engaged an independent third party to test the Company’s goodwill for impairment as of December 31, 2008.  Management considers the Company, which includes all banking operations on a consolidated basis, as the “reporting unit” for the purpose of testing for goodwill impairment.  Testing was performed by utilizing a three-step valuation approach using a measurement date of December 31, 2008:

(1)
The estimated fair value of the Company as of the measurement date was determined utilizing three valuation methodologies including the Comparable Transactions approach, the Control Premium approach and the Discounted Cash Flow approach.  All approaches were considered in the final estimate of fair value, with the results of the approaches weighted based upon their level within the fair value hierarchy and management’s comfort level with each approach. In the final determination, the greatest emphasis was placed on approaches utilizing primarily Level 2 inputs (the Comparable Transaction and Control Premium approaches), and less weight was placed on the Discounted Cash Flow approach due to the number of Level 3 inputs that were utilized.

(2)	The amount of goodwill that would be generated if the Company were to be sold at a price equal to its estimated fair value was calculated.

(3)	A comparison of the estimated fair value of goodwill, determined in steps (1) and (2) above, to the current carrying value of goodwill on the Company’s books as of the measurement date was performed.

The resulting calculations determined the estimated fair value of the goodwill to be $6.8 million, which greatly exceeded the Company’s carrying value of approximately $3.8 million and thus, there was no goodwill impairment at December 31, 2008.

Since the date of the third party evaluation, the Company has experienced improvement in its book value per common share and tangible book value per common share.  Total assets, total deposits, and the percentage of core deposits to total deposits have all increased since the prior valuation date.  There has been no significant deterioration in the fair value of the Company’s stock and projected future earnings levels and dividend paying capacity have both significantly improved since the last valuation period.  Given its evaluation of goodwill, which considered these factors, management has determined that the current carrying value of goodwill is not impaired at December 31, 2009.

NOTE 9: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2009	2008
Savings accounts	$52,663	$49,550
Time accounts	87,805	91,223
Time accounts over $100,000	53,421	40,731
Money management accounts	11,327	10,300
MMDA accounts	35,788	27,594
Demand deposit interest-bearing	25,367	20,916
Demand deposit noninterest-bearing	27,300	26,150
Mortgage escrow funds	3,168	2,974
	$296,839	$269,438

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2010	$96,281
2011	19,500
2012	7,565
2013	11,712
2014	2,623
Thereafter	3,545
$141,226

NOTE 10: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31, is as follows:

(In thousands)	2009	2008
Short-term:
FHLB Advances	$-	$4,000
Overnight Line of Credit with FHLB	-	13,575
Total short-term borrowings	$-	$17,575
Long-term:
FHLB repurchase agreements	$-	$2,400
FHLB advances	31,000	27,000
Citigroup Repurchase agreements	5,000	5,000
Total long-term borrowings	$36,000	$34,400

The principal balances, interest rates and maturities of the above fixed rate borrowings at December 31, 2009 is as follows:

Term	Principal	Rates
(Dollars in thousands)
Long-term:
Repurchase agreements (due in 2013)	5,000	2.95%
Advances with FHLB
due within 1 year	12,000	2.42%-4.39%
due within 2 years	6,000	2.33%-4.19%
due within 3 years	4,000	2.70%-4.91%
due within 4 years	4,000	4.46%-4.53%
due within 5 years	5,000	2.85%-3.07%
Total advances with FHLB	$31,000
Total long-term borrowings	$36,000

The repurchase agreement with Citi Group is collateralized by certain investment securities having a carrying value of $6,148,000 at December 31, 2009.  The collateral is under the Company’s control.  The overnight line of credit agreement with the FHLB is used for liquidity purposes.   Interest on this line is determined at the time of borrowing.  The average rate paid on the overnight line during 2009 approximated 0.52%.    As a companion to the overnight line with the FHLB, the Company also has access to a One-Month Overnight Repricing Line of Credit.  This allows the Company to borrow funds for a term of one month, which reprices daily over the term, thus freeing up the overnight line for daily liquidity needs.  The Company has $36,148,000 available under this facility, yet has never accessed the one-month overnight repricing line. In addition to the overnight line of credit program, the Company also has access to the FHLB’s Term Advance Program under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $65,406,000 and FHLB stock with a carrying value of $1,899,400 have been pledged by the Company under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.  The total outstanding indebtedness under all three borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The

Company also has a $6.5 million line of credit available at December 31, 2009 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has an $11.0 million line of credit available with three other correspondent banks. $4.0 million of that line of credit is available on an unsecured basis and the remaining $7.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 1.65% (1.90% at December 31, 2009) with a five-year call provision.  The Company guarantees all of these securities.

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:
	Pension Benefits		Postretirement Benefits
(In thousands)	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligations at beginning of year	$5,493	$4,843	$369	$335
Adjustment for measurement date change	-	132	-	6
Service cost	228	214	3	3
Interest cost	332	316	22	21
Actuarial loss (gain)	188	174	(38)	32
Benefits paid	(146)	(186)	(24)	(28)
Benefit obligations at end of year	6,095	5,493	332	369
Change in plan assets:
Fair value of plan assets at beginning of year	3,461	4,977	-	-
Actual return on plan assets	937	(1,493)	-	-
Benefits paid	(146)	(186)	(24)	(28)
Employer contributions	2,000	163	24	28
Fair value of plan assets at end of year	6,252	3,461	-	-
Funded Status - asset (liability)	$157	$(2,032)	$(332)	$(369)

Amounts recognized in accumulated other comprehensive loss as of December 31:

(In thousands)	2009	2008
Unrecognized transition obligation	$38	$ 56
Net loss	2,753	3,423
	2,791	3,479
Tax Effect	1,117	1,392
	$1,674	$ 2,087

The accumulated benefit obligation for the defined benefit pension plan was $5,026,000 and $4,537,000 at December 31, 2009 and 2008, respectively.  The postretirement plan had an accumulated benefit obligation of $332,000 and $369,000 at December 31, 2009 and 2008, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, 2009 and 2008 are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average discount rate	6.25%	6.13%	6.25%	6.13%
Rate of increase in future compensation levels	3.50%	3.50%	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 9.00% for each year.  The rates were assumed to decrease gradually to 5.00% in 2014 and remain at that level thereafter.  A one-percentage point change in the health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point	Point
(In thousands)	Increase	Decrease
Effect on total of service and interest
cost components	$1	$(1)
Effect on post retirement benefit obligation	7	(7)

The composition of the net periodic benefit plan cost for the years ended December 31, 2009 and 2008 is as follows:
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
(In thousands)
Service cost	$228	$214	$3	$3
Interest cost	332	316	22	21
Amortization of transition obligation	-	-	18	18
Amortization of net losses	260	66	1	-
Expected return on plan assets	(378)	(447)	-	-
Net periodic benefit plan cost	$442	$149	$44	$42

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Weighted average discount rate	6.13%	6.63%	6.13%	6.63%
Expected long term rate of return on plan assets	8.00%	9.00%	-	-
Rate of increase in future compensation levels	3.50%	4.00%	-	-

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5.0%-9.0% and 2.0%-6.0%, respectively.  The long-term inflation rate was estimated to be 3.0%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 7.0% to 11.0%.  Management has chosen to use an 8% expected long-term rate of return to reflect current economic conditions and expected returns.

The expected long-term rate of return for 2010 will continue to be 8.0%.  The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2010 is $200,000.  The estimated amortization of the unrecognized transition obligation in 2010 is $18,000.  Based on these factors, and a lower expected rate of return on plan assets, the expected net periodic benefit plan cost for 2010 is estimated at $371,000.

Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement investment fund.  The investment funds include a series of equity and bond mutual funds or commingled trust funds, each with its own investment objectives, investment strategies and risks, as detailed in the Statement of Investment Objectives and Guidelines.  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow.  A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

In addition, significant consideration is paid to the plan’s funding levels when determining the overall asset allocation.  If the plan is considered to be well-funded, approximately 65% of the plan’s assets are allocated to equities and approximately 35% allocated to fixed-income.  If the plan does not satisfy the criteria for a well-funded plan, approximately 50% of the plan’s assets are allocated to equities and approximately 50% allocated to fixed-income.  Asset rebalancing normally occurs when the equity and fixed-income allocations vary by more than 10% from their respective targets (i.e., a 20% policy range guideline).

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

Beginning in 2009, disclosures for the plan must include increased detail on the major categories of assets, including a disclosure of which fair values are based on assets traded in active markets (Level 1), determined using significant observable inputs (Level 2), or are estimated based on significant unobservable inputs (Level 3).

Pension plan assets measured at fair value are summarized below:
	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$556	$-	$-	$556
Small-cap Core (b)	657	-	-	657
Common/collective trusts - equity
Large-cap core (c)	-	625	-	625
Large-cap value (d)	-	311	-	311
Large-cap growth (e)	-	915	-	915
International Core (f)	-	884	-	884
Common/collective trusts - fixed income
Market duration fixed (g)	-	2,304	-	2,304
Total	$1,213	$5,039	$-	$6,252

(a)	This category contains large-cap stocks with above average yield. The portfolio typically holds between 60 and 70 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 150 stocks.
(c)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(d)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(e)	This category consists of a portfolio of between 45 and 65 stocks that will typically overweight technology and health care.
(f)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0% - 35% invested in emerging markets securities.
(g)	This category consists of an index fund that tracks the Lehman Brothers U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

For the fiscal year ending December 31, 2010, the Bank expects to contribute approximately $258,000 to the pension plan and $24,000 to the postretirement plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Years ending December 31:
(In thousands)
2010	$176
2011	184
2012	198
2013	215
2014	248
Years 2015 - 2019	1,536

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $188,000 and $116,000 for 2009 and 2008, respectively.

The Company maintains optional deferred compensation plans for its directors, and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2009 and 2008, other liabilities include approximately $1,806,000 and $1,741,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2009 and 2008 amounted to approximately $209,000 and $225,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers.  At December 31, 2009 and 2008, other liabilities included approximately $298,000 and $333,000 accrued under this plan. Compensation expense includes approximately $50,000 relating to the supplemental executive retirement plan for the year ended December 31, 2009 and $49,000 for the year ended December 31, 2008.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans.  At December 31, 2009 and 2008, the cash surrender values of these policies were $6,956,000 and $6,731,000, respectively.

NOTE 12:  STOCK BASED COMPENSATION PLAN

In February 1997, the Board of Directors approved an option plan and granted options thereunder with an exercise price equal to the market value of the Company’s shares at the date of grant.  Under the Stock Option Plan, up to 132,249 options had been authorized for grant of incentive stock options and nonqualified stock options.  None of the original options granted remain at December 31, 2009.

In July 2001, the Board approved the issuance of 38,499 stock options remaining in the 1997 Stock Option Plan.  The exercise price was equal to the market value of the Company's shares at the date of grant ($8.34).  The options granted under the issuance have a 10-year term with one-third vesting upon grant date and the remaining vesting and becoming exercisable ratably over a 2-year period.

Activity in the Stock Option Plan is as follows:

		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at January 1, 2008	20	$8.34	20
Exercised	(1)	8.34
Expired	-	-
Outstanding at December 31, 2008	19	$8.34	19
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	19	$8.34	19

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  The intrinsic value changes based on fluctuations in the market value of the Company’s stock.  At December 31, 2009, the market value of the Company’s stock was less than the stock option price, and therefore, the outstanding and exercisable stock options had no aggregate intrinsic value.

There were no stock options exercised during 2009.

At December 31, 2009, the 18,850 options outstanding all had an exercise price of $8.34 and an average remaining contractual life of 1.5 years.

NOTE 13: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2009	2008
Current	$346	$491
Deferred	704	(388)
	$1,050	$103

The provision for income taxes includes the following:

(In thousands)	2009	2008
Federal Income Tax	$993	$191
New York State Franchise Tax	57	(88)
	$1,050	$103

The components of the net deferred tax asset, included in other assets as of December 31, are as follows:

(In thousands)	2009	2008
Assets:
Deferred compensation	$814	$802
Allowance for loan losses	1,191	956
Postretirement benefits	128	144
Pension liability	-	786
Mortgage recording tax credit carryforward	417	417
Investment securities	-	503
Impairment losses on investment securities	686	505
Other	245	336
	3,481	4,449
Liabilities:
Pension asset	(61)	-
Depreciation	(420)	(475)
Accretion	(48)	(45)
Loan origination fees	(308)	(349)
Intangible assets	(1,030)	(841)
Investment securities	(166)	-
Prepaid expenses	(318)	(177)
	(2,351)	(1,887)
	1,130	2,562
Less: deferred tax asset valuation allowance	(458)	(540)
Net deferred tax asset	$672	$2,022

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period.  A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The valuation allowance of $458,000 represents the portion of the deferred tax asset that  management believes may not be realizable, as the Company may not generate sufficient capital gains to offset its capital loss carry forward.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:
	2009	2008
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	2.1	(12.5)
Tax-exempt interest income, net of TEFRA	(1.5)	(17.7)
Increase in value of life insurance	(2.5)	(19.2)
Deferred tax valuation allowance	7.1	45.2
Other	0.2	(7.9)
Effective income tax rate	39.4%	21.9%

At December 31, 2009 and 2008, the Company did not have any uncertain tax positions.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by the taxing authorities are the years ended December 31, 2009, 2008, 2007 and 2006.

NOTE 14: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(In thousands, except per share data)	Earnings	Shares	EPS
2009 Net income	$1,615
Preferred stock dividends and discount accretion	96
Net income available to common shareholders	1,519
Basic EPS	1,519	2,485	$0.61
Effect of dilutive securities
Stock options	-	-	-
Diluted EPS	$1,519	2,485	$0.61
2008 Net income	$368
Basic EPS	368	2,484	$0.15
Effect of dilutive securities
Stock options	-	1	-
Diluted EPS	$368	2,485	$0.15

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2009	2008
Commitments to grant loans	$7,187	$8,723
Unfunded commitments under lines of credit	16,411	15,710
Standby letters of credit	1,606	1,639

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2009 with fixed interest rates amounted to approximately $2.3 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2009 with variable interest rates amounted to approximately $22.9 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $66,000 for each year presented.  In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. In January 2006, the Company entered into a lease with Pathfinder Bancorp, MHC for the use of a training facility.  This lease was also executed on an arms-length basis.  The rent expense paid to the related parties during 2009 and 2008 was $45,000 for each year. Approximate minimum rental commitments for noncancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2010	$66
2011	52
2012	43
2013	21
2014	-
Thereafter	-
Total minimum lease payments	$182

NOTE 16: DIVIDENDS AND RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision (“OTS”) has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2009, the Company paid or accrued dividends totaling $190,000 to the Holding Company. The Holding Company did not waive the right to receive its portion of the cash dividends declared during 2009.  During 2008, the Holding Company waived one quarter’s dividends totaling $163,000.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 17, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $1,494,000 as of December 31, 2009.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Company is prohibited from accepting or directing Pathfinder Bank to declare or pay a dividend or other capital distributions without prior written approval of the OTS.

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

As of December 31, 2009, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following table.
					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Core Capital (to Risk-Weighted Assets)	$33,405	14.0%	$19,163	8.0%	$23,954	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$30,399	12.7%	$9,582	4.0%	$14,372	6.0%
Tier 1 Capital (to Average Assets)	$30,399	8.4%	$14,517	4.0%	$18,146	5.0%
As of December 31, 2008:
Total Core Capital (to Risk-Weighted Assets)	$25,625	10.8%	$18,944	8.0%	$23,680	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,152	9.8%	$9,472	4.0%	$14,208	6.0%
Tier 1 Capital (to Average Assets)	$23,152	6.8%	$13,702	4.0%	$17,128	5.0%

On September 11, 2009, the Company entered into the Purchase Agreement with the United States Department of the Treasury pursuant to which the Company has issued and sold to Treasury: (i) 6,771 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share, at an exercise price per share of $6.58.  The Company contributed to Pathfinder Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

The $6,771,000 of proceeds was allocated to the Series A Preferred Stock and the Warrant based on their relative fair values at issuance ($6,065,000 was allocated to the Series A Preferred Stock and $706,000 to the Warrant).  The difference between the initial value allocated to the Series A Preferred Stock and the liquidation value of $6,771,000, i.e. the preferred discount, will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.

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

The Warrant has a ten-year term and is immediately exercisable.  The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the then current market price of the Company’s common stock.  Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The Company has agreed to register for resale the Series A Preferred Stock, the Warrant and the shares of common stock underlying the Warrant (the “Warrant Shares”), as soon as practicable after the date of the issuance of the Series A Preferred Stock and the Warrant.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2009, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2009 and 2008, these reserve balances amounted to $2,070,000 and $2,306,000, respectively.

NOTE 18: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.

During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement with a $2 million notional amount to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years at a rate of 4.96%.  The derivative is designated as a cash flow hedge. The fair value of the derivative instrument was approximately $1,000 at December 31, 2009, and is included in other assets.

No gain or loss was recognized in earnings for the year ended December 31, 2009 related to the interest rate swap.  The Company posted cash, of $100,000, under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

NOTE 19: FAIR VALUE MEASUREMENTS AND DISCLOSURES

Accounting guidance related to fair value measurements and disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of loan balances less their valuation allowances.

Foreclosed real estate:  Properties acquired through foreclosure, or by deed in lieu of foreclosure, are initially recorded at their fair value less estimated disposal costs.  Subsequent to foreclosure, foreclosed real estate is carried at the lower of carrying value or fair value, with the difference charged to earnings.  Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon expected proceeds.   These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The following tables summarize assets measured at fair value on a recurring basis as of December 31,  segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$2,088	$70,666	$-	$72,754

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$1,918	$70,220	$-	$72,138

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:
	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$907	$907

	At December 31, 2008
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$295	$295
Foreclosed real estate	-	-	26	26

Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

Loans – The fair values of portfolio loans, excluding impaired loans, are estimated using an option adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility and credit spread assumptions.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at December 31, 2009 and 2008.

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$14,631	$14,631	$7,678	$7,678
Investment securities	72,754	72,754	72,138	72,138
Net loans	259,387	266,290	247,400	250,020
Federal Home Loan Bank stock	1,899	1,899	2,549	2,549
Accrued interest receivable	1,482	1,482	1,678	1,678
Mortgage servicing rights	61	61	15	15
Interest rate swap derivative	1	1	-	-
Financial liabilities:
Deposits	$296,839	$299,613	$269,438	$272,207
Borrowed funds	36,000	37,116	51,975	53,777
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	189	189	211	211
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

NOTE 20: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2009	2008
(In thousands)
Assets
Cash and cash equivalents	$1,242	$10
Investments	20	18
Investment in bank subsidiary	32,820	24,603
Investment in non-bank subsidiary	155	155
Other assets	257	149
Total assets	$34,494	$24,935
Liabilities and Shareholders' Equity
Accrued liabilities	$101	$285
Junior subordinated debentures	5,155	5,155
Shareholders' equity	29,238	19,495
Total liabilities and shareholders' equity	$34,494	$24,935

Statements of Income	2009	2008
(In thousands)
Income
Dividends from bank subsidiary	$825	$900
Dividends from non-bank subsidiary	5	7
Losses on impairment of investment security	(4)	-
Total income	826	907
Expenses
Interest	157	257
Operating	162	126
Total expenses	319	383
Income before taxes and equity in (excess of) undistributed
net income of subsidiaries	507	524
Tax benefit	101	100
Income before equity in (excess of) undistributed net income
of subsidiaries	608	624
Equity in (excess of) undistributed net income of subsidiaries	1,007	(256)
Net income	$1,615	$368

Statements of Cash Flows	2009	2008
(In thousands)
Operating Activities
Net income	$1,615	$368
(Equity in) excess of undistributed earnings of subsidiaries	(1,007)	256
Impairment write-down on investment security	4	-
Other operating activities	(113)	(108)
Net cash provided by operating activities	499	516
Investing Activities
Capital contributed to wholly owned bank subsidiary	(5,500)	-
Net cash used in investing activities	(5,500)	-
Financing activities
Proceeds from exercise of stock options	-	10
Proceeds from the issuance of preferred stock and common stock warrants	6,771	-
Cash dividends paid to preferred shareholders	(60)	-
Cash dividends paid to common shareholders	(478)	(694)
Net cash provided by (used in) financing activities	6,233	(684)
Increase (decrease) in cash and cash equivalents	1,232	(168)
Cash and cash equivalents at beginning of year	10	178
Cash and cash equivalents at end of year	$1,242	$10

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2009.

Name	Age	Positions Held With the Company
Thomas W. Schneider	48	President and Chief Executive Officer
James A. Dowd, CPA	42	Senior Vice President, Chief Financial Officer
Edward A. Mervine	53	Senior Vice President, General Counsel
Melissa A. Miller	52	Senior Vice President, Chief Operating Officer
Ronald Tascarella	51	Senior Vice President, Chief Credit Officer
ITEM 11: EXECUTIVE COMPENSATION

Information with respect to management compensation and transactions required under this item is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders under the caption "Compensation Committee".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Stockholders under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Stockholders under the caption "Transactions with Certain Related Persons".

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference hereunder in the Company’s Proxy Materials for the Annual Meeting of Stockholders under the caption "Audit and Related Fees".

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2009 and 2008, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of Company
23	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2 Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1                              Section 1350 Certification of the Chief Executive and Chief Financial Officer

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic
                                     Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Pathfinder Bancorp, Inc.
Date:	March 24, 2010	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and		James A. Dowd, Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 24, 2010	Date:	March 24, 2010

By:	/s/ Janette Resnick	By:	/s/ Shelley J. Tafel
	Janette Resnick, Director		Shelley J. Tafel, Vice President and
	Chairman of the Board		Controller
(Principal Accounting Officer)
Date:	March 24, 2010	Date:	March 24, 2010

By:	/s/ Bruce E. Manwaring	By:	/s/ Steven W. Thomas
	Bruce E. Manwaring, Director		Steven W. Thomas, Director
Date:	March 24, 2010	Date:	March 24, 2010

By:	/s/ L. William Nelson	By:	/s/ Chris R. Burritt
	L. William Nelson, Director		Chris R. Burritt, Director
Date:	March 24, 2010	Date:	March 24, 2010

By:	/s/ Corte J. Spencer	By:	/s/ George P. Joyce
	Corte J. Spencer, Director		George P. Joyce, Director
Date:	March 24, 2010	Date:	March 24, 2010

By:	/s/ Lloyd Stemple
Lloyd Stemple, Director
Date:	March 24, 2010

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	100%	New York
Pathfinder Statutory Trust II	100%	Delaware
Pathfinder Commercial Bank (1)	100%	New York
Pathfinder REIT, Inc. (1)	100%	New York
Whispering Oaks Development Corp. (1)	100%	New York

(1) Wholly owned subsidiary of Pathfinder Bank.

EXHIBIT 23: CONSENT OF PARENTEBEARD LLC

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated March 24, 2010, relating to the consolidated financial statements, which appear in this Form 10-K.

ParenteBeard LLC Syracuse, New York March 24, 2010	/s/ PARENTEBEARD LLC

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
March 24, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
March 24, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2009 and that to the best of his knowledge:

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
March 24, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
March 24, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 99.1  Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

I, Thomas W. Schneider, certify, based on my knowledge, that:

(i) The compensation committee of Pathfinder Bancorp, Inc. has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, senior executive officer (SEO) compensation plans and employee compensation plans and the risks these plans pose to Pathfinder Bancorp, Inc.;

(ii) The compensation committee of Pathfinder Bancorp, Inc. has identified and limited during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, the features in the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Pathfinder Bancorp, Inc. and identified any features in the employee compensation plans that pose risks to Pathfinder Bancorp, Inc. and limited those features to ensure that Pathfinder Bancorp, Inc. is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed at least every six months during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, the terms of each employee compensation plan and identified the features in the plan that could encourage the manipulation of reported earnings of Pathfinder Bancorp, Inc. to enhance the compensation of an employee and has limited those features;

(iv) The compensation committee of Pathfinder Bancorp, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of Pathfinder Bancorp, Inc. will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in (A) SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Pathfinder Bancorp, Inc.; (B) Employee compensation plans that unnecessarily expose Pathfinder Bancorp, Inc. to risks; and (C) Employee compensation plans that could encourage the manipulation of reported earnings of Pathfinder Bancorp, Inc. to enhance the compensation of an employee;

(vi) Pathfinder Bancorp, Inc. has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or ‘‘clawback’’ provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) Pathfinder Bancorp, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(viii) Pathfinder Bancorp, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(ix) The board of directors of Pathfinder Bancorp, Inc. has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, has provided this policy to Treasury and its primary regulatory agency, and Pathfinder Bancorp, Inc. and its employees have complied with this policy during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, and that any expenses requiring approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) Pathfinder Bancorp, Inc. will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(xi) Pathfinder Bancorp, Inc. will disclose the amount, nature, and justification for the offering during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for each employee subject to the bonus payment limitations identified in paragraph (vii);

(xii) Pathfinder Bancorp, Inc. will disclose whether Pathfinder Bancorp, Inc., the board of directors of Pathfinder Bancorp, Inc., or the compensation committee of Pathfinder Bancorp, Inc. has engaged during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) Pathfinder Bancorp, Inc. has prohibited the payment of any grossups, as defined in the regulations and established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(xiv) Pathfinder Bancorp, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Pathfinder Bancorp, Inc. and Treasury, including any amendments;

(xv) The following employees are the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in order of level of annual compensation starting with the greatest amount:

Name	Title	Employer
SEOs:
Thomas Schneider	President & Chief Executive Officer	Pathfinder Bank
Edward Mervine	Senior Vice President, General Counsel & Corporate Secretary	Pathfinder Bank
James Dowd	Senior Vice President & Chief Financial Officer	Pathfinder Bank
Ron Tascarella	Senior Vice President & Chief Credit Officer	Pathfinder Bank
Melissa Miller	Senior Vice President & Chief Operating Officer	Pathfinder Bank

Name	Title	Employer
Non-SEOs:
Daniel Phillips	Vice President & Chief Information Officer	Pathfinder Bank
Shelley Tafel	Vice President & Controller	Pathfinder Bank
Michael Quenville	Vice President & Business Development Officer	Pathfinder Bank
Rhonda Hutchins	Vice President, Compliance	Pathfinder Bank
William O'Brien	Vice President & Business Relationship Manager	Pathfinder Bank
Craig Nessel	Branch Manager	Pathfinder Bank
Laurie Lockwood	Assistant Vice President & Assistant Controller	Pathfinder Bank
Michele Torbitt	Assistant Vice President & Electronic Commerce Manager	Pathfinder Bank
Joseph McManus	Computer Operation Manager	Pathfinder Bank
Roberta Davis	Assistant Vice President & Financial Analyst	Pathfinder Bank
Cynthia Claflin	Assistant Vice President & Branch Manager	Pathfinder Bank
Barbara Cowles	Branch Manager	Pathfinder Bank
Denise Lyga	Branch Manager	Pathfinder Bank
Pamela Knox	Assistant Vice President & Building Loan Specialist	Pathfinder Bank
Deana Michaels	Branch Manager	Pathfinder Bank
Lisa Kimball	Assistant Vice President & Internal Audit Manager	Pathfinder Bank
Beth Alfieri	Assistant Vice President & Account Manager	Pathfinder Bank
Anita Austin	Internal Auditor	Pathfinder Bank
Reyne Pierce	Assistant Vice President & Retail Lending Manager	Pathfinder Bank
Crystal Rafte	Assistant Vice President & Operations Manager	Pathfinder Bank
Susan Cahill	Branch Manager	Pathfinder Bank

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:  March 24, 2010                                                           /s/ Thomas W. Schneider
Thomas W. Schneider,
President and Chief Executive Officer

EXHIBIT 99.2 Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

I, James A. Dowd, certify, based on my knowledge, that:

(i) The compensation committee of Pathfinder Bancorp, Inc. has discussed, reviewed, and evaluated with senior risk officers at least every six months during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, senior executive officer (SEO) compensation plans and employee compensation plans and the risks these plans pose to Pathfinder Bancorp, Inc.;

(ii) The compensation committee of Pathfinder Bancorp, Inc. has identified and limited during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, the features in the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Pathfinder Bancorp, Inc. and identified any features in the employee compensation plans that pose risks to Pathfinder Bancorp, Inc. and limited those features to ensure that Pathfinder Bancorp, Inc. is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed at least every six months during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, the terms of each employee compensation plan and identified the features in the plan that could encourage the manipulation of reported earnings of Pathfinder Bancorp, Inc. to enhance the compensation of an employee and has limited those features;

(iv) The compensation committee of Pathfinder Bancorp, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of Pathfinder Bancorp, Inc. will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in (A) SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Pathfinder Bancorp, Inc.; (B) Employee compensation plans that unnecessarily expose Pathfinder Bancorp, Inc. to risks; and (C) Employee compensation plans that could encourage the manipulation of reported earnings of Pathfinder Bancorp, Inc. to enhance the compensation of an employee;

(vi) Pathfinder Bancorp, Inc. has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or ‘‘clawback’’ provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) Pathfinder Bancorp, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(viii) Pathfinder Bancorp, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(ix) The board of directors of Pathfinder Bancorp, Inc. has established an excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, has provided this policy to Treasury and its primary regulatory agency, and Pathfinder Bancorp, Inc. and its employees have complied with this policy during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, and that any expenses requiring approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) Pathfinder Bancorp, Inc. will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(xi) Pathfinder Bancorp, Inc. will disclose the amount, nature, and justification for the offering during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for each employee subject to the bonus payment limitations identified in paragraph (vii);

(xii) Pathfinder Bancorp, Inc. will disclose whether Pathfinder Bancorp, Inc., the board of directors of Pathfinder Bancorp, Inc., or the compensation committee of Pathfinder Bancorp, Inc. has engaged during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) Pathfinder Bancorp, Inc. has prohibited the payment of any grossups, as defined in the regulations and established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the period beginning on the later of the closing date of the agreement between Pathfinder Bancorp, Inc. and Treasury or June 15, 2009 and ending with the last day of Pathfinder Bancorp, Inc.’s fiscal year containing that date;

(xiv) Pathfinder Bancorp, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Pathfinder Bancorp, Inc. and Treasury, including any amendments;

(xv) The following employees are the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in order of level of annual compensation starting with the greatest amount:

Name	Title	Employer
SEOs:
Thomas Schneider	President & Chief Executive Officer	Pathfinder Bank
Edward Mervine	Senior Vice President, General Counsel & Corporate Secretary	Pathfinder Bank
James Dowd	Senior Vice President & Chief Financial Officer	Pathfinder Bank
Ron Tascarella	Senior Vice President & Chief Credit Officer	Pathfinder Bank
Melissa Miller	Senior Vice President & Chief Operating Officer	Pathfinder Bank

Name	Title	Employer
Non-SEOs:
Daniel Phillips	Vice President & Chief Information Officer	Pathfinder Bank
Shelley Tafel	Vice President & Controller	Pathfinder Bank
Michael Quenville	Vice President & Business Development Officer	Pathfinder Bank
Rhonda Hutchins	Vice President, Compliance	Pathfinder Bank
William O'Brien	Vice President & Business Relationship Manager	Pathfinder Bank
Craig Nessel	Branch Manager	Pathfinder Bank
Laurie Lockwood	Assistant Vice President & Assistant Controller	Pathfinder Bank
Michele Torbitt	Assistant Vice President & Electronic Commerce Manager	Pathfinder Bank
Joseph McManus	Computer Operation Manager	Pathfinder Bank
Roberta Davis	Assistant Vice President & Financial Analyst	Pathfinder Bank
Cynthia Claflin	Assistant Vice President & Branch Manager	Pathfinder Bank
Barbara Cowles	Branch Manager	Pathfinder Bank
Denise Lyga	Branch Manager	Pathfinder Bank
Pamela Knox	Assistant Vice President & Building Loan Specialist	Pathfinder Bank
Deana Michaels	Branch Manager	Pathfinder Bank
Lisa Kimball	Assistant Vice President & Internal Audit Manager	Pathfinder Bank
Beth Alfieri	Assistant Vice President & Account Manager	Pathfinder Bank
Anita Austin	Internal Auditor	Pathfinder Bank
Reyne Pierce	Assistant Vice President & Retail Lending Manager	Pathfinder Bank
Crystal Rafte	Assistant Vice President & Operations Manager	Pathfinder Bank
Susan Cahill	Branch Manager	Pathfinder Bank

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:  March 24, 2010                                                          /s/ James A. Dowd
James A. Dowd,
Senior Vice President and Chief Financial Officer