Form 10-Q
period 2010-03-31
PATHFINDER BANCORP INC
filed 2010-05-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending March 31, 2010

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

As of May 14, 2010, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.


PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition	17
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION		24

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Removed and Reserved
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		25

EXHIBITS		26

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	March 31,	December 31,
(In thousands, except share data)	2010	2009
ASSETS:
Cash and due from banks	$8,258	$8,678
Interest earning deposits	13,144	5,953
Total cash and cash equivalents	21,402	14,631
Investment securities, at fair value	80,072	72,754
Federal Home Loan Bank stock, at cost	1,764	1,899
Loans	262,214	262,465
Less: Allowance for loan losses	3,280	3,078
Loans receivable, net	258,934	259,387
Premises and equipment, net	7,631	7,173
Accrued interest receivable	1,588	1,482
Foreclosed real estate	141	181
Goodwill	3,840	3,840
Bank owned life insurance	7,039	6,956
Other assets	4,331	3,389
Total assets	$386,742	$371,692

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$285,541	$269,539
Noninterest-bearing	29,055	27,300
Total deposits	314,596	296,839
Long-term borrowings	33,000	36,000
Junior subordinated debentures	5,155	5,155
Other liabilities	3,876	4,460
Total liabilities	356,627	342,454
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding	6,131	6,101
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding respectively	30	30
Additional paid in capital	8,615	8,615
Retained earnings	22,830	22,419
Accumulated other comprehensive loss	(989)	(1,425)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	30,115	29,238
Total liabilities and shareholders' equity	$386,742	$371,692

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2010	March 31, 2009
Interest and dividend income:
Loans, including fees	$3,783	$3,627
Debt securities:
Taxable	544	711
Tax-exempt	48	10
Dividends	83	81
Federal funds sold and interest earning deposits	2	1
Total interest income	4,460	4,430
Interest expense:
Interest on deposits	843	1,297
Interest on short-term borrowings	-	14
Interest on long-term borrowings	347	406
Total interest expense	1,190	1,717
Net interest income	3,270	2,713
Provision for loan losses	263	135
Net interest income after provision for loan losses	3,007	2,578
Noninterest income:
Service charges on deposit accounts	389	351
Earnings on bank owned life insurance	83	56
Loan servicing fees	57	56
Net gains on sales of investment securities	11	87
Net (losses) gains on sales of loans and foreclosed real estate	(19)	80
Debit card interchange fees	72	64
Other charges, commissions & fees	117	105
Total noninterest income	710	799
Noninterest expense:
Salaries and employee benefits	1,563	1,372
Building occupancy	314	323
Data processing expenses	328	339
Professional and other services	192	172
FDIC assessment	128	47
Other expenses	337	320
Total noninterest expenses	2,862	2,573
Income before income taxes	855	804
Provision for income taxes	255	225
Net income	600	579
Preferred stock dividends and discount accretion	115	-
Net income available to common shareholders	$485	$579
Earnings per common share - basic	$0.20	$0.23
Earnings per common share - diluted	$0.20	$0.23
Dividends per common share	$0.03	$-

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2010 and March 31, 2009
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238
Comprehensive income:
Net income				600			600
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $247 tax expense)					370		370
Unrealized holding gains on financial
derivative (net of $22 tax expense)					33		33
Retirement plan net gains and transition
obligation recognized in plan expenses
(net of $22 tax expense)					33		33
Total Comprehensive income							1,036
Preferred stock discount accretion	30			(30)			-
Preferred stock dividends				(85)			(85)
Common stock dividends declared ($0.03 per share)				(74)			(74)
Balance, March 31, 2010	$6,131	$30	$8,615	$22,830	$(989)	$(6,502)	$30,115

Balance, January 1, 2009	-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				579			579
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities
available for sale (net of $1 tax benefit)					(306)		(306)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $28 tax expense)					42		42
Total Comprehensive income							315
Balance, March 31, 2009	-	$30	$7,909	$21,777	$(3,404)	$(6,502)	$19,810

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands)	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES
Net income	$600	$579
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	263	135
Proceeds from sales of loans	145	5,590
Originations of loans held-for-sale	(146)	(5,510)
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	18	-
Premises and equipment	1	-
Loans	1	(80)
Available-for-sale investment securities	(11)	(87)
Depreciation	160	163
Amortization of mortgage servicing rights	8	6
Amortization of deferred loan costs	54	50
Earnings on bank owned life insurance	(83)	(56)
Net amortization (accretion) of premiums and discounts on investment securities	79	(214)
(Increase) decrease in accrued interest receivable	(106)	117
Net change in other assets and liabilities	(1,715)	(340)
Net cash (used in) provided by operating activities	(732)	353
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(17,163)	(12,627)
Net proceeds from the redemption of Federal Home Loan Bank stock	135	656
Proceeds from maturities and principal reductions of
investment securities available-for-sale	9,356	3,633
Proceeds from sale of:
Available-for-sale investment securities	1,038	6,559
Real estate acquired through foreclosure	22	-
Premises and equipment	24	-
Net decrease in loans	136	1,744
Purchase of premises and equipment	(643)	(28)
Net cash used in investing activities	(7,095)	(63)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	24,829	16,425
Net (decrease) increase in time deposits	(7,072)	7,167
Net repayments on short-term borrowings	-	(16,575)
Payments on long-term borrowings	(3,000)	-
Proceeds from long-term borrowings	-	2,000
Cash dividends paid to preferred shareholders	(85)	-
Cash dividends paid to common shareholders	(74)	(255)
Net cash provided by financing activities	14,598	8,762
Increase in cash and cash equivalents	6,771	9,052
Cash and cash equivalents at beginning of period	14,631	7,678
Cash and cash equivalents at end of period	$21,402	$16,730

CASH PAID DURING THE PERIOD FOR:
Interest	$1,199	$1,700
Income taxes	401	521
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	-	45

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and for the two year period then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2) Earnings per Common Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2010 and 2009, using 2,484,832 weighted average common shares outstanding, for both quarters.  Diluted earnings per common share for the three months ended March 31, 2010 and 2009, have been computed using 2,484,832 weighted average common shares outstanding, for both quarters as well.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.  There was no dilutive effect during the three months ended March 31, 2010 or March 31, 2009 since the trading price of the Company’s common stock was lower than the average strike price of the outstanding stock options and warrants.

(3) Pension and Postretirement Benefits

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

The composition of net periodic pension plan costs for the three months ended March 31, is as follows:

(In thousands)	2010	2009

Service cost	$65	$57
Interest cost	94	83
Expected return on plan assets	(126)	(68)
Amortization of net losses	50	65
Net periodic benefit cost	$83	$137

The composition of net periodic postretirement plan costs for the three months ended March 31, is as follows:

(In thousands)	2010	2009

Service cost	$-	$1
Interest cost	5	5
Amortization of transition obligation	5	5
Net periodic benefit cost	$10	$11

The Company made a non-recurring contribution to the defined benefit pension plan of $1.0 million during the first quarter of 2010.    Regular contributions of approximately $64,000 were also made in the first quarter as planned.

(4) Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on financial derivatives, and unrecognized gains and losses, prior service costs and transition assets or obligations for defined benefit pension and post-retirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31 are as follows:

(In thousands)	2010	2009
Unrealized holding gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	$628	$(220)
Reclassification adjustment for net gains included in net income	(11)	(87)
Net unrealized gains (losses) on securities available for sale	617	(307)
Unrealized holding gains on financial derivative:
Unrealized holding gains arising during the period	55	-
Net unrealized gains on financial derivative	55	-
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	55	70
Net change in defined benefit plan	55	70
Other comprehensive income (loss) before tax	727	(237)
Tax effect	(291)	(27)
Other comprehensive income (loss)	$436	$(264)

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	March 31,	December 31,
(In thousands)	2010	2009
Unrealized gains on securities available for sale
(net of tax expense 2010 - $413; 2009 - $166)	$619	$249
Unrealized gains on financial derivative
(net of tax expense 2010 - $22; 2009 - $0)	33	-
Net pension losses
(net of tax benefit 2010 - $1,080; 2009 - $1,100)	(1,619)	(1,649)
Net post-retirement transition obligation
(net of tax benefit 2010 - $15; 2009 - $17)	(22)	(25)
	$(989)	$(1,425)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and Agencies	$21,131	$39	$(62)	$21,108
State and political subdivisions	13,440	322	(38)	13,724
Corporate	5,324	235	(527)	5,032
Residential mortgage-backed	33,975	1,031	(96)	34,910
Total	73,870	1,627	(723)	74,774
Equity investment securities:
Mutual funds	4,790	125	-	4,915
Common stock	380	3	-	383
Total	5,170	128	-	5,298
Total investment securities	$79,040	$1,755	$(723)	$80,072

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and Agencies	$14,528	$30	$(26)	$14,532
State and political subdivisions	8,989	20	(81)	8,928
Corporate	5,333	194	(562)	4,965
Residential mortgage-backed	36,124	989	(173)	36,940
Total	64,974	1,233	(842)	65,365
Equity investment securities:
Mutual funds	4,790	24	-	4,814
Common stock	372	-	-	372
Total	5,162	24	-	5,186
Other investments	2,203	-	-	2,203
Total investment securities	$72,339	$1,257	$(842)	$72,754

The amortized cost and estimated fair value of debt investments at March 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$595	$597
Due after one year through five years	22,930	23,180
Due after five years through ten years	6,725	6,833
Due after ten years	9,645	9,254
Mortgage-backed securities	33,975	34,910
Totals	$73,870	$74,774

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and Agencies	$(62)	$10,571	$-	$-	$(62)	$10,571
State and political subdivisions	(38)	2,345	-	-	(38)	2,345
Corporate	-	-	(527)	1,438	(527)	1,438
Residential mortgage-backed	(84)	3,859	(12)	340	(96)	4,199
	$(184)	$16,775	$(539)	$1,778	$(723)	$18,553

	December 31, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and Agencies	$(26)	$4,996	$-	$-	$(26)	$4,996
State and political subdivisions	(81)	2,988	-	-	(81)	2,988
Corporate	-	-	(562)	1,402	(562)	1,402
Residential mortgage-backed	(149)	9,665	(24)	545	(173)	10,210
	$(256)	$17,649	$(586)	$1,947	$(842)	$19,596

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). In the second quarter of 2009, we adopted the updated guidance on determining OTTI on debt securities. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.  The guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of noncredit-related OTTI, showing the net as the impact on earnings.  All OTTI charges have been credit-related to date, and therefore no offset or cumulative effect adjustment was presented on the financial statements.  Additional disclosures are also required by this guidance.

For debt security types discussed below, where no OTTI is considered necessary at March 31, 2010, we do not intend to sell the securities and it is not “more likely than not” that we will be required to sell the securities before recovery of their amortized cost basis.

At March 31, 2010, two corporate securities were in unrealized loss positions.  The two securities in unrealized loss positions represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $984,000 and a fair value of $756,000. The Bank of America floating rate trust-preferred security has a carrying value of $980,000 and a fair value of $682,000.  The securities are rated A2 and Baa3 by Moody’s respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired.  Due to the fact that each security has approximately 17 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

At March 31, 2010, a total of 11 Government Agency Bonds are in unrealized loss positions.  All losses are 4% or less of the current carrying value and each holding has been in an unrealized loss position for four months or less.  No OTTI is deemed present on these securities.

A total of five residential mortgage-backed security holdings have unrealized losses as of March 31, 2010.  Three of these securities were issued by government agencies or government sponsored enterprises.  All three securities are currently “AAA” rated by Moody’s and S&P.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  None of the three securities have unrealized losses that exceed 3%.  No OTTI is deemed present on these securities.  The remaining two securities in this classification represent private label CMO’s, which have current unrealized losses of less than $8,000 each. Both securities are currently “AAA” rated by Moody’s or S&P. Management reviewed the underlying credit score information and the concentration risk associated with the states that the majority of the underlying mortgage collateral resides in.  No OTTI is deemed present on these securities.

At March 31, 2010, four state and political subdivision securities are in unrealized loss positions.  All holdings have unrealized losses that are less than 3% of their related book values.  None of the securities have been in unrealized loss positions for more than eight months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  All of the securities are AA rated or better by S&P, with the exception of one security issued by the Oswego, NY City School District, which is unrated. No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.  The Company’s holdings in an equity investment in The Phoenix Companies was carried at an unrealized loss of  $372 at March 31, 2010.  The loss has only been in place for three months.  Due to the relative short duration of the unrealized loss and the insignificant dollar amount of the loss no OTTI is deemed present on this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the period ended March 31, 2010.

(In thousands)	Total
Beginning balance – January 1, 2010	$875
Initial credit impairment	-
Subsequent credit impairments	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-
Reductions for securities sold	-
Reductions for increases in cash flows expected to be collected	-
Ending balance - March 31, 2010	$875

Gross realized gains (losses) on sales of securities for the three months ended March 31 are detailed below:

(In thousands)	2010	2009
Realized gains	$11	$96
Realized losses	-	(9)
	$11	$87

As of March 31, 2010 and December 31, 2009, securities with an amortized cost of $52.5 million and $45.7 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.4 million of standby letters of credit as of March 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of March 31, 2010, for guarantees under standby letters of credit issued is not material.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Interest rate swap derivative:  The fair value of the interest rate swap derivative is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms.

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

The following tables summarize assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$2,192	$77,880	$-	$80,072
Interest rate swap derivative	-	56	-	56

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$2,088	$70,666	$-	$72,754
Interest rate swap derivative	-	1	-	1

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables summarize assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$799	$799

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$907	$907

There have been no transfers of assets in or out of any fair value measurement level.

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

Loans – The fair values of portfolio loans, excluding impaired loans (see previous discussion of methods and assumptions), are estimated using an option adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility and credit spread assumptions.

Federal Home Loan Bank stock – The carrying amount of these assets approximates their fair value.

Accrued interest receivable and payable – The carrying amount of these assets approximates their fair value.

Mortgage servicing rights - The carrying amount of these assets approximates their fair value.

Interest rate swap derivative - The fair value of the interest rate swap derivative is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at March 31, 2010 and 2009.

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following table:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$21,402	$21,402	$14,631	$14,631
Investment securities	80,072	80,072	72,754	72,754
Net loans	258,934	266,358	259,387	266,290
Federal Home Loan Bank stock	1,764	1,764	1,899	1,899
Accrued interest receivable	1,588	1,588	1,482	1,482
Mortgage servicing rights	53	53	61	61
Interest rate swap derivative	56	56	1	1
Financial liabilities:
Deposits	$314,596	$317,286	$296,839	$299,613
Borrowed funds	33,000	34,125	36,000	37,116
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	181	181	189	189
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

(8) Interest Rate Derivative

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

The Company has $5 million of floating rate Trust Preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.   During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years at a rate of 4.96%.  The derivative is designated as a cash flow hedge.  The hedging strategy ensures that changes in cash flows from the derivative will be highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		March 31,	December 31,
(In thousands)		2010	2009
Cash flow hedge:
Interest rate swap	Other assets	$56	$1

The change in accumulated other comprehensive income and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the three months ended March 31, 2010 were as follows:

(In thousands)	2010
Balance as of January 1:	$1
Amount of gain recognized in other comprehensive income	33
Amount of gain (loss) recognized in earnings	-
Change in deferred taxes	22
Balance as of March 31:	$56

No gain or loss has been recognized in earnings related to the interest rate swap, as the derivative has been determined to be fully effective during all periods presented.  No amount of ineffectiveness has been included in income and the changes in fair value have been recorded in OCI.  The amount included in accumulated other comprehensive income would be reclassified into current earnings should a portion, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash, of $100,000, under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

(9) New Accounting Pronouncements

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

In October 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” was issued to amend ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company has not, and has no plans to, issue convertible debt and, therefore, the Update does not have an impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets”. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, Topic 860 amends the previous Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by removing the concept of a qualifying special-purpose entity and removing the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach previously used.  FASB ASC 860 is effective for fiscal years beginning after November 15, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company has not, and has no plans to, issue shareholder distributions in stock and, therefore, the update does not have an impact on its consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This update may require the Company to provide additional disclosures related to fair value measurements, if conditions are met.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.  This amendment was effective upon issuance and only reduces disclosure requirements in the Company’s consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At March 31, 2010, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's financial condition at March 31, 2010 and the results of operations for the three months ended March 31, 2010 and March 31, 2009.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2009 Annual Report on Form 10-K ("the Consolidated Financial Statements").

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

The estimation of fair value is significant to several of our assets, including investment securities available for sale, the interest rate derivative, intangible assets and foreclosed real estate, as well as the value of loan collateral when valuing loans. These are all recorded at either fair value or the lower of cost or fair value. Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

Overview

Net income was $600,000 for the three months ended March 31, 2010.  Net income available to common shareholders was $485,000, or $0.20 per basic and diluted common share, for the same three months.  This is compared to $579,000, or $0.23 per basic and diluted common share, for the three month period ended March 31, 2009.  The Company has continued efforts to expand both its lending and deposit relationships within the small business community.  Consequently, the Company’s statement of condition has shifted from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial relationships.  On an average balance basis, total commercial loans, including loans to municipalities, comprised 37.2% of the total gross loan portfolio for the quarter ended March 31, 2010 compared to 34.7% for the quarter ended March 31, 2009.  Total business deposits, including municipal deposits, comprised 23.8% of total deposits on an average basis for the quarter ended March 31, 2010 compared to 21.3% for the first quarter of the previous year.

The Company made a non-recurring contribution to the defined benefit pension plan of $1.0 million during the first quarter of 2010.  The contribution was made to reduce the future anticipated pension expense.  Long-term borrowings decreased $3.0 million, or 8.3%, when compared to December 31, 2009.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.62% and 8.05%, respectively, for the three months ended March 31, 2010, compared with 0.65% and 11.67%, respectively, for the three months ended March 31, 2009.  During the first quarter of 2010, when compared to the first quarter of 2009, net interest income increased $557,000.  The provision for loan losses increased $128,000, noninterest income decreased $89,000 and noninterest expenses increased $289,000.

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

Net interest income, on a tax-equivalent basis increased to $3.3 million for the three months ended March 31, 2010, from $2.8 million for the three months ended March 31, 2009.  The Company's net interest margin for the first quarter of 2010 increased to 3.71% from 3.37% when compared to the same quarter in 2009.  Significant reductions in short-term interest rates have resulted in a positively sloped yield curve.  Reductions in the Company’s cost of funds, combined with efforts to maintain the current levels of earning asset yields have resulted in an expansion of the Company’s net interest margin. The increase in net interest income is attributable to a decrease of 76 basis points in the average cost of interest bearing liabilities, and was partially offset by a decrease of 38 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 6.6% to $356.5 million for the three months ended March 31, 2010, as compared to $334.3 million for the three months ended March 31, 2009.  The increase in average earning assets is primarily attributable to a $14.6 million increase in loans receivable, a $4.6 million increase in interest earning deposits and a $2.9 million increase in investment securities.  Average interest-bearing liabilities increased  $15.9 million to $322.4 million from $306.5 million for the three months ended March 31, 2009. The increase in the average balance of interest-bearing liabilities resulted primarily from a $22.9 million increase in average deposits, offset by a decrease of $7.0 million in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2010, decreased $39,000, or 0.86%, to $4.5 million when compared to the quarter ended March 31, 2009.

The average balance of loans increased $14.6 million to $262.8 million, with yields decreasing 9 basis points to 5.78% for the first quarter of 2010.  Average residential real estate loans increased $1.0 million, or 0.7%, and experienced an increase in the average yield to 5.68% from 5.61% in the comparable quarter of 2009.   Average commercial real estate loans increased $7.2 million, while the average yield on those loans decreased to 6.36% from 6.76% in the comparable quarter. Average commercial loans increased $4.1 million and experienced a decrease in the average yield of 4 basis points, to 5.04% for the quarter ended March 31, 2010, from 5.08%, in the quarter ended March 31, 2009.  Average municipal loans increased approximately $349,000, but experienced a decrease in yield of 82 basis points.  Average consumer loans increased $2.0 million, or 7.1%, while the average yield decreased by 23 basis points.

Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2010, increased by $2.9 million, with a decrease in tax-equivalent interest income from investments of $195,000, or 21.8%, when compared to the first quarter of 2009.  The average tax-equivalent yield of the portfolio decreased 120 basis points, to 3.62% from 4.82%.   The decrease in the overall portfolio yield is being driven by the portfolio repricing during the current low rate environment as well as management’s decision to invest in shorter term investments in order to position the Company for the potential of rising interest rates.

Interest Expense

Total interest expense decreased $527,000 for the three months ended March 31, 2010, compared to the same quarter in 2009, as the cost of funds decreased 76 basis points to 1.48% in 2010 from 2.24% in 2009.  Although each deposit product line’s average balance increased in 2010 over the first quarter of 2009, the associated cost of funds decreased sufficiently to lower the overall interest expense incurred.  The largest decrease in interest expense came from time deposits.  The average balance of time deposits increased $218,000, and was offset by a 127 basis point reduction in the cost of funds.  Time deposits with longer original maturities continue to reprice into the current low rate environment as they renew providing relief in the related cost of funds.  Additionally, the average balance of money market demand accounts increased to $46.3 million for the three months ended March 31, 2010 from $34.2 million for the three months ended March 31, 2009 but was offset by a decrease in the cost of funds to 0.54% from 0.92%.  The other deposit categories, NOW accounts, money management and savings, experienced an increased average combined balance of $10.6 million, but the small reductions in cost of funds (ranging from 1 to 5 basis points) was enough to reduce interest expense on these deposits by $3,000 from the same quarter in 2009.    The average balance of total borrowings decreased $7.0 million.  Interest expense on borrowings decreased by $73,000, or 17.4%, from the prior period as a result of a 24 basis point decrease in the cost of funds on the junior subordinated debenture that resulted from a reduction in its index rate which is based on 3-month LIBOR, combined with the cost of funds on other borrowings decreasing 6 basis points to 3.68% for the three months ended March 31, 2010.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2010 increased $128,000, or 94.8%, to $263,000 from $135,000 for the same period in 2009.  The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions and overall asset quality.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.25% at March 31, 2010 as compared to 1.17% at December 31, 2009.  Nonperforming loans to period end loans increased to 1.52% at March 31, 2010 from 0.88% at December 31, 2009. The increase in nonperforming loans is primarily the result of an increase in delinquency of a small number of commercial real estate loan relationships.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:
	Three Months Ended March 31,
(in thousands)	2010	2009	Change
Service charges on deposit accounts	$389	$351	$38	10.8%
Earnings on bank owned life insurance	83	56	27	48.2%
Loan servicing fees	57	56	1	1.8%
Debit card interchange fees	72	64	8	12.5%
Other charges, commissions and fees	117	105	12	11.4%
Noninterest income before gains (losses)	718	632	86	13.6%
Net gains on sales of investment securities	11	87	(76)	-87.4%
Net gains (losses) on sales of loans and foreclosed real estate	(19)	80	(99)	-123.8%
Total noninterest income	$710	$799	$(89)	-11.1%

For the three months ended March 31, 2010, noninterest income before gains (losses) increased $86,000, or 13.6%, when compared with the three months ended March 31, 2009. The increase in service charges on deposit accounts was primarily attributable to the increase in usage of our extended overdraft product.  The increase in earnings on bank owned life insurance is based on the cash surrender values of the underlying insurance policies.  The increase in noninterest income before gains (losses) was offset by a $175,000 decrease in net gains on sales of investment securities, loans and foreclosed real estate recorded in 2009.  The decrease was due to lower investment security gains and a net loss recognized on the sale of foreclosed real estate during the first quarter of 2010, as compared to the gains that were generated from the sale of investment securities and residential real estate loans during the first quarter of 2009.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended March 31,
(In thousands)	2010	2009	Change
Salaries and employee benefits	$1,563	$1,372	$191	13.9%
Building occupancy	314	323	(9)	-2.8%
Data processing	328	339	(11)	-3.2%
Professional and other services	192	172	20	11.6%
FDIC assessments	128	47	81	172.3%
Other operating	337	320	17	5.3%
Total noninterest expenses	$2,862	$2,573	$289	11.2%

Total noninterest expense increased $289,000 for the three months ended March 31, 2010 when compared to the same period for 2009. The increase in salaries and employee benefits was due to the addition of three full time equivalents since the previous year, increased costs for health benefits and normal merit and incentive increases.  The increase in professional and other services is due to increased legal fees relating to the analysis of and potential establishment of stock-based compensation plans.  FDIC assessments increased $81,000 due to increases in regular FDIC assessment rates and deposit levels.  Other operating expense increased primarily due to the recording of expenses associated with the Company’s debit card rewards program, which was not in place during the first quarter of 2009.

Income Tax Expense

Income taxes increased $30,000 for the quarter ended March 31, 2010, as compared to the same period in 2009. The effective tax rate was 29.8% and 28.0% for the three months ended March 31, 2010 and March 31, 2009, respectively.  The increase in income tax expense in 2010, in comparison to 2009, resulted primarily from higher pretax income of $51,000.  The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $15.0 million, or 4.0%, to $386.7 million at March 31, 2010, from $371.7 million at December 31, 2009.  The increase in total assets was primarily the result of an increase of $6.8 million, or 46.3%, in cash and cash equivalents, a $7.3 million increase in investment securities, and a $941,000 increase in other assets resulting from a $1.0 million pension contribution.  The increase in cash and cash equivalents was primarily the result of an increase in interest earning overnight funds held at the Federal Home Loan Bank, which were generated from increased deposits.  Investment securities portfolio growth is being driven by the purchase of agency securities and tax-exempt investment securities with the excess liquidity generated by deposit growth.

Liabilities

Total liabilities increased $14.2 million, or 4.1%, to $356.6 million at March 31, 2010, from $342.4 million at December 31, 2009.  Deposits increased $17.8 million, or 6.0%.  This increase was offset by a reduction in long-term borrowings of $3.0 million, or 8.3%.  The increase in deposits was the result of an increase of $22.7 million in municipal customer deposits and an increase in business deposits of $3.4 million, partially offset by decreased retail and escrow deposits.  The large municipal deposit increase was driven by the receipt of tax revenues by our municipal customers.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	March 31,	December 31,
(In thousands)	2010	2009
Nonaccrual loans:
Commercial real estate and commercial	$2,704	$1,021
Consumer	329	111
Real estate - residential	943	1,181
Total nonaccrual loans	3,976	2,313
Foreclosed real estate	141	181
Total non-performing assets	$4,117	$2,494
Non-performing loans to total loans	1.52%	0.88%
Non-performing assets to total assets	1.06%	0.67%
Interest income that would have been recorded
under the original terms of the loans	$176	$113

Total non-performing loans increased almost $1.7 million, or 71.9%, at March 31, 2010, when compared to December 31, 2009.  The increase in non-performing loans was primarily the result of a rise in the delinquency status of two commercial loan relationships.   These large commercial relationships are monitored closely by management.  Management believes that the underlying collateral and associated guarantees, combined with the existing reserves provided, are adequate to cover potential losses that may occur from the remediation process.

The allowance for loan losses at March 31, 2010 and December 31, 2009 was $3.3 million and $3.1 million, or 1.25% and 1.17% of period end loans, respectively.

Capital

Shareholders' equity at March 31, 2010, was $30.1 million as compared to $29.2 million at December 31, 2009.  The Company added $600,000 to retained earnings through net income.  The increase to retained earnings was combined with a decrease of $436,000 in accumulated other comprehensive loss, which decreased to $989,000 from $1.4 million at December 31, 2009. Unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $370,000.  In addition, $33,000 of amortization of retirement plan losses and transition obligation, net of tax expense, and another $33,000 in unrealized gains on the interest rate derivative, net of tax expense, decreased accumulated other comprehensive loss.  Common stock dividends declared reduced capital by $74,000.   Preferred stock dividends paid to the United States Treasury, under the terms of the agreement entered into in 2009 as part of the Capital Purchase Plan, reduced capital by $85,000.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2010, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $100.2 million.  At March 31, 2010, the Company has $33.0 million outstanding against the existing lines with $67.2 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2010, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Item 4 – Removed and Reserved

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

May 14, 2010                                                         /s/ Thomas W. Schneider
                   Thomas W. Schneider
                President and Chief Executive Officer

May 14, 2010                                                         /s/ James A. Dowd
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
May 14, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
May 14, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2010 and that to the best of his knowledge:

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
May 14, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
May 14, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

- 28