Form 10-Q
period 2010-06-30
PATHFINDER BANCORP INC
filed 2010-08-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending June 30, 2010

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

As of August 12, 2010, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	19
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II - OTHER INFORMATION		29

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Removed and Reserved
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		30

EXHIBITS		31

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	June 30,	December 31,
(In thousands, except share data)	2010	2009
ASSETS:
Cash and due from banks	$8,936	$8,678
Interest earning deposits	339	5,953
Total cash and cash equivalents	9,275	14,631
Investment securities, at fair value	93,830	72,754
Federal Home Loan Bank stock, at cost	2,113	1,899
Loans	270,283	262,465
Less: Allowance for loan losses	3,455	3,078
Loans receivable, net	266,828	259,387
Premises and equipment, net	7,665	7,173
Accrued interest receivable	1,663	1,482
Foreclosed real estate	59	181
Goodwill	3,840	3,840
Bank owned life insurance	7,096	6,956
Other assets	3,963	3,389
Total assets	$396,332	$371,692

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$285,094	$269,539
Noninterest-bearing	30,553	27,300
Total deposits	315,647	296,839
Short-term borrowings	7,236	-
Long-term borrowings	33,000	36,000
Junior subordinated debentures	5,155	5,155
Other liabilities	4,346	4,460
Total liabilities	365,384	342,454
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding	6,162	6,101
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,615	8,615
Retained earnings	23,190	22,419
Accumulated other comprehensive loss	(547)	(1,425)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	30,948	29,238
Total liabilities and shareholders' equity	$396,332	$371,692

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2010	June 30, 2009
Interest and dividend income:
Loans, including fees	$3,752	$3,685
Debt securities:
Taxable	615	672
Tax-exempt	68	3
Dividends	47	80
Federal funds sold and interest earning deposits	3	1
Total interest income	4,485	4,441
Interest expense:
Interest on deposits	853	1,154
Interest on short-term borrowings	-	6
Interest on long-term borrowings	355	405
Total interest expense	1,208	1,565
Net interest income	3,277	2,876
Provision for loan losses	262	272
Net interest income after provision for loan losses	3,015	2,604
Noninterest income:
Service charges on deposit accounts	343	360
Earnings on bank owned life insurance	57	56
Loan servicing fees	60	55
Losses on impairment of investment securities	-	(298)
Net gains on sales and redemptions of investment securities	17	-
Net losses on sales of loans and foreclosed real estate	(34)	(15)
Debit card interchange fees	81	73
Other charges, commissions & fees	142	114
Total noninterest income	666	345
Noninterest expense:
Salaries and employee benefits	1,496	1,377
Building occupancy	340	306
Data processing expenses	354	336
Professional and other services	186	242
FDIC assessment	129	215
Other expenses	387	340
Total noninterest expenses	2,892	2,816
Income before income taxes	789	133
Provision for income taxes	239	102
Net income	550	31
Preferred stock dividends and discount accretion	115	-
Net income available to common shareholders	$435	$31
Earnings per common share - basic	$0.17	$0.01
Earnings per common share - diluted	$0.17	$0.01
Dividends per common share	$0.03	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2010	June 30, 2009
Interest and dividend income:
Loans, including fees	$7,535	$7,312
Debt securities:
Taxable	1,159	1,383
Tax-exempt	116	13
Dividends	130	161
Federal funds sold and interest earning deposits	5	2
Total interest income	8,945	8,871
Interest expense:
Interest on deposits	1,696	2,451
Interest on short-term borrowings	-	20
Interest on long-term borrowings	702	811
Total interest expense	2,398	3,282
Net interest income	6,547	5,589
Provision for loan losses	525	407
Net interest income after provision for loan losses	6,022	5,182
Noninterest income:
Service charges on deposit accounts	732	711
Earnings on bank owned life insurance	140	112
Loan servicing fees	117	111
Losses on impairment of investment securities	-	(298)
Net gains on sales and redemptions of investment securities	28	87
Net (losses) gains on sales of loans and foreclosed real estate	(53)	65
Debit card interchange fees	153	137
Other charges, commissions & fees	259	219
Total noninterest income	1,376	1,144
Noninterest expense:
Salaries and employee benefits	3,059	2,749
Building occupancy	654	629
Data processing expenses	682	675
Professional and other services	378	414
FDIC assessment	257	262
Other expenses	724	660
Total noninterest expenses	5,754	5,389
Income before income taxes	1,644	937
Provision for income taxes	494	327
Net income	1,150	610
Preferred stock dividends and discount accretion	230	-
Net income available to common shareholders	$920	$610
Earnings per common share - basic	$0.37	$0.25
Earnings per common share - diluted	$0.37	$0.25
Dividends per common share	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2010 and June 30, 2009
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238
Comprehensive income:
Net income				1,150			1,150
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $665 tax expense)					886		886
Unrealized holding loss on financial
derivative (net of $49 tax benefit)					(74)		(74)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $44 tax expense)					66		66
Total Comprehensive income							2,028
Preferred stock discount accretion	61			(61)			-
Preferred stock dividends				(169)			(169)
Common stock dividends declared ($0.06 per share)				(149)			(149)
Balance, June 30, 2010	$6,162	$30	$8,615	$23,190	$(547)	$(6,502)	$30,948

Balance, January 1, 2009	$-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				610			610
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $132 tax expense)					76		76
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $56 tax expense)					83		83
Total Comprehensive income							769
Common stock dividends declared ($0.06 per share)				(150)			(150)
Balance, June 30, 2009	$-	$30	$7,909	$21,658	$(2,981)	$(6,502)	$20,114

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the six	For the six
	months ended	months ended
(In thousands)	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES
Net income	$1,150	$610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	525	407
Proceeds from sales of loans	144	6,513
Originations of loans held-for-sale	(146)	(6,427)
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	51	21
Loans	2	(86)
Premises and equipment	1	-
Available-for-sale investment securities	(28)	(87)
Impairment write-down on available-for-sale securities	-	298
Depreciation	324	327
Amortization of mortgage servicing rights	16	13
Amortization of deferred loan costs	109	109
Earnings on bank owned life insurance	(140)	(112)
Net amortization (accretion) of premiums and discounts on investment securities	148	(144)
(Increase) decrease in accrued interest receivable	(181)	160
Net change in other assets and liabilities	(1,376)	(1,654)
Net cash provided by (used in) operating activities	599	(52)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(36,600)	(12,653)
Net (purchases of) proceeds from the redemption of Federal Home Loan Bank stock	(214)	632
Proceeds from maturities and principal reductions of
investment securities available-for-sale	15,167	11,150
Proceeds from sale of:
Available-for-sale investment securities	1,789	6,559
Real estate acquired through foreclosure	128	132
Premises and equipment	24	-
Net increase in loans	(8,134)	(600)
Purchase of premises and equipment	(841)	(184)
Net cash (used in) provided by investing activities	(28,681)	5,036
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	24,823	9,438
Net (decrease) increase in time deposits	(6,015)	2,030
Net proceeds from (repayments on) short-term borrowings	7,236	(16,575)
Payments on long-term borrowings	(5,000)	(1,000)
Proceeds from long-term borrowings	2,000	2,000
Cash dividends paid to preferred shareholders	(169)	-
Cash dividends paid to common shareholders	(149)	(330)
Net cash provided by (used in) financing activities	22,726	(4,437)
(Decrease) increase in cash and cash equivalents	(5,356)	547
Cash and cash equivalents at beginning of period	14,631	7,678
Cash and cash equivalents at end of period	$9,275	$8,225
CASH PAID DURING THE PERIOD FOR:
Interest	$2,447	$3,312
Income taxes	402	521
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	59	69

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

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and 2008 and for the two year periods then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2) Earnings per Common Share

Basic earnings per common share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding throughout the three months and six months ended June 30, 2010 and 2009, using 2,484,832 weighted average common shares outstanding for each quarter.  Diluted earnings per common share for the three months and six months ended June 30, 2010 and 2009, have been computed using 2,488,041 and 2,484,832 weighted average common shares outstanding for the three month periods, respectively, and 2,484,832 for each of the six month periods.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.  The dilutive effect for the three months ended June 30, 2010 was the result of the Company’s common stock weighted average trading price rising above the strike price of outstanding warrants.  However, when calculating the dilutive effect for the six months ended June 30, 2010, the relationship between the trading price and strike prices in the first quarter of 2010 must also be considered. The Company’s common stock trading price averaged over the six-month period remained below strike prices of the outstanding stock options and warrants and therefore there was no significant dilutive effect.  There was also no dilutive effect during the three months and six months ended June 30, 2009.

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

The composition of net periodic pension plan costs for the three months and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2010	2009	2010	2009
Service cost	$65	$57	$130	$114
Interest cost	94	83	188	166
Expected return on plan assets	(143)	(68)	(268)	(136)
Amortization of net losses	50	65	100	130
Net periodic benefit cost	$66	$137	$150	$274

The composition of net periodic postretirement plan costs for the three months and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2010	2009	2010	2009
Service cost	$-	$1	$-	$2
Interest cost	5	5	10	10
Amortization of transition obligation	4	5	9	10
Net periodic benefit cost	$9	$11	$19	$22

The Company made a non-recurring contribution to the defined benefit pension plan of $1.0 million during the first quarter of 2010.    Regular contributions of approximately $64,000 were also made in the first quarter as planned.  There were no additional contributions made in the second quarter.

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

The components of other comprehensive income and related tax effects for the three and six months ended June 30 are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2010	2009	2010	2009
Unrealized holding gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	$952	$217	$1,580	$(3)
Reclassification adjustment for impairment charges included in net income	-	298	-	298
Reclassification adjustment for net gains included in net income	(17)	-	(28)	(87)
Net unrealized gains on securities available for sale	935	515	1,552	208
Unrealized holding losses on financial derivative:
Unrealized holding losses arising during the period	(177)	-	(123)	-
Net unrealized losses on financial derivative	(177)	-	(123)	-
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	54	70	109	140
Net change in defined benefit plan	54	70	109	140
Other comprehensive income before tax	812	585	1,538	348
Tax effect	(370)	(162)	(660)	(189)
Other comprehensive income	$442	$423	$878	$159

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	June 30,	December 31,
(In thousands)	2010	2009
Unrealized gains on securities available for sale
(net of tax expense 2010 - $831; 2009 - $166)	$1,135	$249
Unrealized losses on financial derivative
(net of tax benefit 2010 - $49; 2009 - $0)	(74)	-
Net pension losses
(net of tax benefit 2010 - $1,060; 2009 - $1,100)	(1,589)	(1,649)
Net post-retirement transition obligation
(net of tax benefit 2010 - $13; 2009 - $17)	(19)	(25)
	$(547)	$(1,425)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$24,632	$222	$-	$24,854
State and political subdivisions	20,096	762	(51)	20,807
Corporate	5,819	175	(557)	5,437
Residential mortgage-backed	36,759	1,490	(14)	38,235
Total	87,306	2,649	(622)	89,333
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	2,022	30	-	2,052
Large cap equity fund	1,851	-	(112)	1,739
Other mutual funds	183	21	-	204
Common stock - financial services industry	501	1	-	502
Total	4,557	52	(112)	4,497
Other investments	-	-	-	-
Total investment securities	$91,863	$2,701	$(734)	$93,830

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$14,528	$30	$(26)	$14,532
State and political subdivisions	8,989	20	(81)	8,928
Corporate	5,333	194	(562)	4,965
Residential mortgage-backed	36,124	989	(173)	36,940
Total	64,974	1,233	(842)	65,365
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	2,519	-	-	2,519
Large cap equity fund	2,088	-	-	2,088
Other mutual funds	183	24	-	207
Common stock - financial services industry	372	-	-	372
Total	5,162	24	-	5,186
Other investments	2,203	-	-	2,203
Total investment securities	$72,339	$1,257	$(842)	$72,754

The amortized cost and estimated fair value of debt investments at June 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$94	$94
Due after one year through five years	27,546	27,892
Due after five years through ten years	9,264	9,449
Due after ten years	13,643	13,663
Mortgage-backed securities	36,759	38,235
Totals	$87,306	$89,333

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
State and political subdivisions	$(51)	$2,434	$-	$-	$(51)	$2,434
Corporate	(19)	480	(538)	1,427	(557)	1,907
Residential mortgage-backed	(6)	1,978	(8)	321	(14)	2,299
Equity and other investments	(112)	1,741	-	-	(112)	1,741
	$(188)	$6,633	$(546)	$1,748	$(734)	$8,381

	December 31, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and Agencies	$(26)	$4,996	$-	$-	$(26)	$4,996
State and political subdivisions	(81)	2,988	-	-	(81)	2,988
Corporate	-	-	(562)	1,402	(562)	1,402
Residential mortgage-backed	(149)	9,665	(24)	545	(173)	10,210
	$(256)	$17,649	$(586)	$1,947	$(842)	$19,596

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). In the second quarter of 2009, we adopted the updated guidance on determining OTTI on debt securities. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.  The guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of noncredit-related OTTI, showing the net as the impact on earnings.  All OTTI charges have been credit-related to date, and therefore no offset or cumulative effect adjustment was presented on the consolidated financial statements.  Additional disclosures are also required by this guidance.

At June 30, 2010, three corporate securities were in unrealized loss positions.  Two of the securities in unrealized loss positions represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $985,000 and a fair value of $751,000. The Bank of America floating rate trust-preferred security has a carrying value of $980,000 and a fair value of $676,000.  The securities are rated A2 and Baa3 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired.  Due to the fact that each security has approximately 17 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.  The third security, Lloyds TSB Bank, has a carrying value of $499,000 and a fair value of $480,000.  The security is rated AA-, A+, and Aa3 by Fitch, Standards & Poor’s and Moody’s ratings agencies, respectively.  The security has been in an unrealized loss position for only two months. The valuation of this security, along with the securities of all other European banks, has been negatively impacted as a result of the Greek debt crisis.  The security is currently trading at a level above par.  No other-than-temporary impairment is deemed present.

A total of three residential mortgage-backed security holdings have unrealized losses as of June 30, 2010.  One of the securities was issued by government agencies or government sponsored enterprises. This unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific security.    No OTTI is deemed present on this security.  The remaining two securities in this classification represent private label CMO’s, which have current unrealized losses of less than $5,000 each. Both securities are currently “AAA” rated by Moody’s or S&P. Management reviewed the underlying credit score information and the concentration risk associated with the states that the majority of the underlying mortgage collateral resides in.  No OTTI is deemed present on these securities.

At June 30, 2010, six state and political subdivision securities from three individual issuers are in unrealized loss positions.  Three individual holdings issued by the Oswego, New York Central School District all have unrealized loss positions of less than 1% of their original costs.  The three remaining holdings carry unrealized losses of less than 2.7% of their book values and are AA rated or better by Standards & Poor’s.  These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the individual holdings.  No other-than-temporary impairment is deemed present.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.  The Company’s holdings in an equity investment in The Phoenix Companies was carried at an unrealized loss that is less than 1% of the book value at June 30, 2010.  The unrealized loss has only been in place for one month.   The remaining equity investment holding, which is in an unrealized loss position as of June 30, 2010, is the Company’s holding in the AMF Large Cap Equity Institutional Fund; a mutual fund consisting of investment grade dividend-paying common stocks of large capitalization companies.  The holding has only been in an unrealized loss position for a few days at the end of June 2010.  The fund’s value is highly correlated to the overall market performance and management feels strongly that the market will return to previous valuation levels over the next economic cycle.  The unrealized loss on the fund holdings as of June 30, 2010 totaled $112,000, or 6.04%.  As of July 26, 2010, the fund was in a small unrealized gain position.  As such, the decline in market value is not considered to be other-than-temporary.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the six-month periods ended June 30, 2010 and 2009.

(In thousands)	2010	2009
Beginning balance – January 1	$875	$875
Initial credit impairment	-	298
Subsequent credit impairments	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	(298)
Reductions for securities sold	-	-
Reductions for increases in cash flows expected to be collected	-	-
Ending balance - June 30	$875	$875

Gross realized gains (losses) on sales, redemptions, and impairment of securities for the six months ended June 30 are detailed below:

(In thousands)	2010	2009
Realized gains	$28	$96
Realized losses	-	(9)
Other than temporary impairment	-	(298)
	$28	$(211)

As of June 30, 2010 and December 31, 2009, securities with an amortized cost of $40.8 million and $45.7 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Guarantees and Commitments

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of letters of credit as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of June 30, 2010, for guarantees under letters of credit issued is not material.

The bank has entered in contracts for the construction of a new branch location and the remodeling of its main office lobby.  The combined commitment amount of the contracts totals approximately $1.5 million.  Both construction projects are in the early stages.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available for sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange (Level 1), where available.  At this time, only the AMF Large Cap Equity Institutional Fund qualifies as a Level 1 valuation.  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

The following tables summarize assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$1,739	$92,091	$-	$93,830
Interest rate swap derivative	-	(122)	-	(122)

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$2,088	$70,666	$-	$72,754
Interest rate swap derivative	-	1	-	1

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,271	$1,271

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$907	$907

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at June 30, 2010 and 2009.

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following table:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$9,275	$9,275	$14,631	$14,631
Investment securities	93,830	93,830	72,754	72,754
Net loans	266,828	274,864	259,387	266,290
Federal Home Loan Bank stock	2,113	2,113	1,899	1,899
Accrued interest receivable	1,663	1,663	1,482	1,482
Mortgage servicing rights	46	46	61	61
Interest rate swap derivative	-	-	1	1
Financial liabilities:
Deposits	$315,647	$319,050	$296,839	$299,613
Borrowed funds	40,236	41,574	36,000	37,116
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	140	140	189	189
Interest rate swap derivative	122	122	-	-
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

(8) Interest Rate Derivative

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 7 for further discussion of  the fair value of the interest rate derivative.

The Company has $5 million of floating rate Trust Preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.   During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years at a rate of 4.96%.  The derivative is designated as a cash flow hedge.  The hedging strategy ensures that changes in cash flows from the derivative will be highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		June 30,	December 31,
(In thousands)		2010	2009
Cash flow hedge:
Interest rate swap	Other assets	$-	$1
	Other liabilities	122	-

The change in accumulated other comprehensive loss and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the six months ended June 30, 2010 were as follows:

(In thousands)	2010
Balance as of January 1:	$1
Amount of loss recognized in other comprehensive income	(154)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	31
Balance as of June 30:	$(122)

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in OCI.  The amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

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

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company no longer pools loans and holds one single asset that consists of a very small number of individual loans.  It is unlikely that the adoption of this standard will have an impact on the Company.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.   The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  This update will require the Company to provide additional disclosures related to loan receivables and credit quality.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At June 30, 2010, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's consolidated financial condition at June 30, 2010 and the consolidated results of operations for the three months and six months ended June 30, 2010.

Statement Regarding Forward-Looking Statements

When used in this quarterly report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2009 Annual Report on Form 10-K ("the consolidated financial statements").

These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Recent Events

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “ Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act was signed into law on July 21, 2010.  The Act represents the most sweeping financial services industry reform since the 1930’s.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the Act.  Among other things, the Act may result in added costs of doing business and regulatory compliance burdens and affect competition among financial services entities.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations will impact the Company’s business. However, compliance with these new laws and regulations will result in additional costs, which may adversely impact the Company’s results of operations, financial condition or liquidity.  Additional information, including a summary of certain provisions of the Act, is available on the Federal Deposit Insurance Corporation website at www.fdic.gov/regulations/reform/index.html.

Overview

Net income was $550,000 for the three months ended June 30, 2010.  Net income available to common shareholders was $435,000, or $0.17 per basic and diluted common share, for the same three months.  This compares to $31,000, or $0.01 per basic and diluted common share, for the three-month period ended June 30, 2009.  For the six months ended June 30, 2010, the Company reported net income of $1.2 million.  Net income available to common shareholders was $920,000, or $0.37 per basic and diluted share as compared to $610,000, or $0.25 per basic and diluted share for the same period in 2009.  The Company has continued efforts to expand both its lending and deposit relationships within the small business community.  Consequently, the Company’s asset mix has shifted from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial relationships.  On an average balance basis, total commercial loans, including loans to municipalities, comprised 37.5% of the total gross loan portfolio for the six months ended June 30, 2010 compared to 35.1% for the six months ended June 30, 2009.  Increasing the commercial loan portfolio under the present economic conditions could increase the inherent risk in the loan portfolio, but the Company is maintaining controlled growth to provide the desired diversification and the additional risk is addressed with increased loan loss provisions.  Total business deposits, including municipal deposits, comprised 24.5% of total deposits on an average basis for the quarter ended June 30, 2010 compared to 20.8% for the second quarter of 2009.

Since December 31, 2009, deposits have increased $18.8 million.  The liquidity provided by deposit growth, as well as additional short-term borrowings of $7.2 million, has been used to fund an increase in loans of $7.4 million and an increase in investment portfolio holdings of $21.1 million.   Cash and cash equivalents have decreased to provide additional funding of loan originations and security purchases.  The Company made a non-recurring contribution to the defined benefit pension plan of $1.0 million during the first quarter of 2010.  The contribution was made to enhance the funding of the plan, which will reduce the future anticipated pension expense.

In 2010 we have continued to expand our geographic reach into the greater Syracuse market.  In order to provide full services to this market and address the new and emerging customer opportunities, we have begun construction of a new branch location in Cicero, New York.  At this time, construction is in the early stages, but business development efforts in that market have provided both loan and deposit growth.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.57% and 7.17%, respectively, for the three months ended June 30, 2010, compared with 0.03% and 0.61%, respectively, for the three months ended June 30, 2009.  During the second quarter of 2010, when compared to the second quarter of 2009, net interest income increased $401,000.  The provision for loan losses decreased $10,000, and noninterest income increased $321,000 offset by an increase in noninterest expenses of $76,000.

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

Net interest income, on a tax-equivalent basis increased to $3.3 million for the three months ended June 30, 2010, from $2.8 million for the three months ended June 30, 2009.  The Company's net interest margin for the second quarter of 2010 increased to 3.72% from 3.41% when compared to the same quarter in 2009.  Continued reductions in short-term interest rates have resulted in a positively sloped yield curve.  Reductions in the Company’s cost of funds, combined with efforts to maintain the current levels of earning asset yields have resulted in an expansion of the Company’s net interest margin. The increase in net interest income is attributable to a decrease of 59 basis points in the average cost of interest bearing liabilities, and was partially offset by a decrease of 25 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 9.1% to $358.1 million for the three months ended June 30, 2010, as compared to $328.2 million for the three months ended June 30, 2009.  The increase in average earning assets is attributable to a $15.3 million increase in average loans receivable, a $12.3 million increase in average investment securities and a $2.3 million increase in average interest earning deposits.  Average interest-bearing liabilities increased  $24.1 million to $325.4 million from $301.3 million for the three months ended June 30, 2009. The increase in the average balance of interest-bearing liabilities resulted from a $27.0 million increase in average deposits, offset by a decrease of $2.9 million in average borrowings.

For the six months ended June 30, 2010, net interest income, on a tax-equivalent basis, increased to $6.6 million from $5.6 million for the six months ended June 30, 2009.  Net interest margin increased 30 basis points to 3.71% for the six months ended June 30, 2010 from 3.41% for the six months ended June 30, 2009. Average interest-earning assets increased 8.3% to $357.3 million for the six months ended June 30, 2010 as compared to $330.0 million for the six months ended June 30, 2009, and the yield on interest-earning assets decreased 33 basis points to 5.06% from 5.39% for the comparable period.   The increase in average interest-earning assets was attributable to a $15.0 million increase in average loans receivable, a $7.6 million increase in average investment securities and a $4.7 million increase in average interest earning deposits.  Average interest-bearing liabilities increased $19.7 million but the cost of funds decreased 68 basis points to 1.49% for the six months ended June 30, 2010, from 2.17% for the same period in 2009.  The increase in the average balance of interest-bearing liabilities was the result of a $24.6 million, or 9.5%, increase in average deposits offset by a $4.9 million, or 11.2%, decrease in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2010, increased $171,000, or 3.9%, to $4.5 million when compared to the quarter ended June 30, 2009.

The average balance of loans increased $15.3 million to $264.4 million, with yields decreasing 23 basis points to 5.70% for the second quarter of 2010.  Average residential real estate loans increased $2.1 million, or 1.5%, and experienced a decrease in the average yield to 5.52% from 5.62% in the comparable quarter of 2009.   Average commercial real estate loans increased $6.4 million, while the average yield on those loans decreased to 6.25% from 6.96% in the comparable quarter.  Average municipal loans increased approximately $1.7 million, and experienced a decrease in yield of 66 basis points.  Average consumer loans increased $1.8 million, or 6.4%, while the average yield decreased by 8 basis points.  The commercial loan category was the only segment of the current loan portfolio that experienced an increase in the yield.  Average commercial loans increased $3.3 million and experienced an increase in the average yield of 5 basis points, to 5.18% for the quarter ended June 30, 2010, from 5.13%, in the quarter ended June 30, 2009.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2010, increased by $12.3 million, with an increase in tax-equivalent interest income from investments of $96,000, or 14.4%, when compared to the second quarter of 2009.  The average tax-equivalent yield of the portfolio decreased 7 basis points, to 3.54% from 3.61%.   The decrease in the overall portfolio yield is being driven by the portfolio repricing during the current low rate environment as well as management’s decision to invest in shorter term investments in order to position the Company for the potential of rising interest rates.  Shorter-term, liquid investments typically provide lower yields than loans or longer-term investment securities.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2010 increased $132,000, or 1.5%, when compared to the six months ended June 30, 2009.

Average loans increased $15.0 million, with average yields decreasing 16 basis points to 5.74% from 5.90% for the six-month period ended June 30, 2010 when compared with the same period in 2009.  As reflected in the second quarter data, all loan categories showed an increase in the six-month averages when compared to the same period in 2009.  Similarly, yields on all categories, except commercial loans, have also declined when comparing the six-month periods.  Average residential real estate loans increased $1.5 million and experienced a slight decrease in the average yield of 2 basis points from the comparable six-month period ended June 30, 2009.   Average commercial real estate loans increased $6.9 million, or 12.2%, while the average yield on those loans decreased to 6.30% from 6.87% from the period a year earlier.  Average municipal loans increased approximately $1.0 million, and experienced a decrease in yield of 75 basis points.  Average consumer loans increased $1.9 million, while the average yield decreased by 16 basis points.  Average commercial loans increased $3.6 million, or 12.9%, and experienced an increase in the average yield of 3 basis points, to 5.11% for the six months ended June 30, 2010, from 5.08%, for the same period ended June 30, 2009.

For the six months ended June 30, 2010, tax-equivalent interest income from investment securities decreased $99,000, or 6.3%, compared to the same period in 2009.   The average tax-equivalent yield of the portfolio decreased 63 basis points, to 3.58% from 4.21%.   The decrease in yield was offset by an increase in the average balance of investment securities.  The average balance for the six-month period ended June 30, 2010 was $81.9 million compared to $74.2 million for the six-month period ended June 30, 2009.  The increase in average balance reflects the use of liquidity generated by increased deposits.

Interest Expense

Total interest expense decreased $357,000 for the three months ended June 30, 2010, compared to the same quarter in 2009, as the cost of funds decreased 59 basis points to 1.49% in 2010 from 2.08% in 2009.  The cost of funds on deposits decreased $301,000, or 26.1%.  Each deposit product line’s average balance increased in 2010 over the second quarter of 2009, with the exception of time deposits.   The average balance of time deposits decreased $2.8 million, or 2.0%, when comparing the second quarter of 2010 to the same period in 2009.  The time deposit cost of funds decreased 93 basis points to 2.13% for the three months ended June 30, 2010 from 3.06% for the same three-month period in the prior year.  The combination of the decline in average balance and the lower cost of time deposits resulted in a $334,000 reduction of interest expense.  The reduction in the cost of time deposits was offset by a $33,000 increase in the cost of other deposits related to average balance increases.  The average balance of money market demand accounts increased $17.8 million to $51.4 million for the three months ended June 30, 2010 from $33.6 million for the three months ended June 30, 2009. The average balance in demand deposit NOW accounts increased $8.5 million, or 37.2%.  Money management and savings accounts, experienced an increased average combined balance of $3.5 million.  The cost of funds associated with the deposit product lines, other than time deposits, remained relatively unchanged (with cost reductions of 0 to 4 basis points) as the rate environment has not allowed for further reductions of already low rates on such deposits.

The average balance of total borrowings decreased $2.9 million for the three-month period ended June 30, 2010 when compared to the three months ended June 30, 2009.  Interest expense on borrowings decreased by $56,000, or 13.6%, from the prior year’s second quarter as a result of a 31 basis point decrease in the cost of funds on the junior subordinated debenture, that resulted from a reduction in its index rate which is based on 3-month LIBOR, combined with the cost of funds on other borrowings decreasing 35 basis points to 3.59% for the three months ended June 30, 2010.

Total interest expense decreased $884,000 for the six months ended June 30, 2010, compared to the same period in 2009, as the cost of funds decreased 68 basis points to 1.49% in 2010 from 2.17% in 2009.  The cost of funds on deposits decreased $754,000, or 30.8%.  Each deposit product line’s average balance increased in 2010 over the same six-month period in 2009, with the exception of time deposits.   The six-month average balance of time deposits decreased $1.3 million when comparing 2010 to the same period in 2009.  The time deposit cost of funds decreased 110 basis points to 2.14% for the six months ended June 30, 2010 from 3.24% for the same six-month period in the prior year.  The combination of the decline in average balance and the lower cost of time deposits resulted in a $767,000 reduction of interest expense.  The reduction in the cost of time deposits was offset by a $13,000 increase in the cost of other deposits related to average balance increases.  The average balance of money market demand accounts (“MMDA”) increased $15.0 million to $48.9 million for the six months ended June 30, 2010 from $33.9 million for the six months ended June 30, 2009. This large increase in average balance was partially offset by a 20 basis point reduction in the cost of funds of MMDA.  The average balance in demand deposit NOW accounts increased $5.8 million, or 25.0%.  Money management and savings accounts, experienced an increased average combined balance of $5.2 million.  The cost of funds associated with the deposit product lines, other than time deposits and MMDA, remained relatively unchanged (with cost reductions of 0 to 4 basis points) as the rate environment has not allowed for further reductions of already low rates on such deposits.

The average balance of total borrowings decreased $4.9 million for the six-month period ended June 30, 2010 when compared to the six months ended June 30, 2009.  Interest expense on borrowings decreased by $129,000, or 15.5%, from the prior year as a result of an 18 basis point decrease in the cost of funds on borrowings to 3.60% for the six months ended June 30, 2010.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2010 decreased $10,000 when compared to the second quarter of 2009.  This decrease was created by additional provisions recorded in the second quarter of 2009 to address the generally weakened economic conditions, an increase in delinquency and non-performing residential loans and a growing loan portfolio.  Since that time, the Company has continued to provide for future loan losses at a consistently higher level.  Further deterioration of the residential loan portfolio has not occurred and related supplemental additions to the allowance for loan losses have not been required.  For the six months ended June 30, 2010, the provision for loan losses increased $118,000 over the six-month period in 2009.   The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions and overall asset quality.  All of the increase in provision has been allocated to commercial lending.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.28% at June 30, 2010 as compared to 1.17% at December 31, 2009.  Nonperforming loans to period end loans increased to 1.85% at June 30, 2010 from 0.88% at December 31, 2009. The increase in nonperforming loans is primarily the result of an increase in delinquency of a small number of commercial real estate loan relationships.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2010	2009	Change
Service charges on deposit accounts	$343	$360	$(17)	-4.7%
Earnings on bank owned life insurance	57	56	1	1.8%
Loan servicing fees	60	55	5	9.1%
Debit card interchange fees	81	73	8	11.0%
Other charges, commissions and fees	142	114	28	24.6%
Noninterest income before gains (losses)	683	658	25	3.8%
Net gains (losses) on sales and redemptions or impairment of investment securities	17	(298)	315	-105.7%
Net losses on sales of loans and foreclosed real estate	(34)	(15)	(19)	126.7%
Total noninterest income	$666	$345	$321	93.0%

	Six Months Ended June 30,
(in thousands)	2010	2009	Change
Service charges on deposit accounts	$732	$711	$21	3.0%
Earnings on bank owned life insurance	140	112	28	25.0%
Loan servicing fees	117	111	6	5.4%
Debit card interchange fees	153	137	16	11.7%
Other charges, commissions and fees	259	219	40	18.3%
Noninterest income before gains (losses)	1,401	1,290	111	8.6%
Net gains (losses) on sales and redemptions or impairment of investment securities	28	(211)	239	-113.3%
Net (losses) gains on sales of loans and foreclosed real estate	(53)	65	(118)	-181.5%
Total noninterest income	$1,376	$1,144	$232	20.3%

For the three months ended June 30, 2010, noninterest income before gains (losses) increased $25,000, or 3.8%, when compared with the three months ended June 30, 2009.   A $28,000 increase in other charges, commissions and fees was attributable to an increase in investment service revenue and automated teller machine fees.   The increase was offset by a decrease in service charges on deposits accounts, which is primarily associated with a decrease in activity in extended overdraft fees of 10%.  The majority of the increase in noninterest income is the result of gains recognized from cash redemptions from mutual funds, as compared to the recording of an other-than-temporary impairment charge of $298,000 related to the Company’s holding in a CIT Group security for the same period during 2009.

For the six months ended June 30, 2010, noninterest income before gains (losses) increased $111,000, or 8.6%, when compared with the six months ended June 30, 2009.   The increase was comprised of increases in all noninterest income categories.   A $40,000 increase in other charges, commissions and fees was attributable to an increase in investment service revenue and automated teller machine fees due to increased activity.  Earnings on bank owned life insurance increased 25.0%, which is based on the cash surrender values of the insurance policies.  The increase in the service charges on deposit accounts is primarily due to an increase in activity associated with check cashing fees generated from services provided in connection with income tax refunds and increases in returned check charges.  Net gains and losses from the sales of securities, loans and foreclosed real estate improved to a net loss of $25,000.  Net gains and losses from the sale or impairment of securities increased $239,000 to a net gain of $28,000.  The increase is due to gains recognized on the sale of securities and from cash redemptions of mutual funds, as compared to the recording of an other-than-temporary impairment charge of $298,000 related to the Company’s holding in a CIT Group security for the same period during 2009.  The income improvement experienced from investment securities was partially offset by net losses from the sales of loans and foreclosed real estate. For the six months ended June 30, 2010, the Company reported a net loss of $53,000 incurred on the sale of three properties held in foreclosed real estate compared to gains of $65,000 that were recognized on the sale of $6.4 million of 30-year fixed rate residential mortgages during the six months ended June 30, 2009.  The losses incurred on foreclosed real estate are the result of a softening local residential real estate market and the number of properties currently available for sale.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended June 30,
(In thousands)	2010	2009	Change
Salaries and employee benefits	$1,496	$1,377	$119	8.6%
Building occupancy	340	306	34	11.1%
Data processing	354	336	18	5.4%
Professional and other services	186	242	(56)	-23.1%
FDIC assessments	129	215	(86)	-40.0%
Other operating	387	340	47	13.8%
Total noninterest expense	$2,892	$2,816	$76	2.7%

	Six Months Ended June 30,
(In thousands)	2010	2009	Change
Salaries and employee benefits	$3,059	$2,749	$310	11.3%
Building occupancy	654	629	25	4.0%
Data processing	682	675	7	1.0%
Professional and other services	378	414	(36)	-8.7%
FDIC assessments	257	262	(5)	-1.9%
Other operating	724	660	64	9.7%
Total noninterest expense	$5,754	$5,389	$365	6.8%

Total noninterest expense increased $76,000, or 2.7%, for the three months ended June 30, 2010 when compared to the same period for 2009. The increase in non-interest expense is due to an increase of $119,000 in salaries and employee benefits, a $47,000 increase in other expenses, a $34,000 increase in building occupancy and an $18,000 increase in data processing.  These increases were offset by decreases in FDIC assessments of $86,000 and $56,000 in professional and other services. The increase in salaries and employee benefits was due to the addition of 5 full-time equivalent positions and to annual merit based wage adjustments and other incentive based compensation costs.  The increase in other expenses was due to the recording of expenses associated with the company’s debit card rewards program, which was not in place in the same quarter of 2009, and an increase in travel and training costs.  The decrease in FDIC assessments is due to the special assessment that was recorded in the second quarter of 2009 partially offset by increased 2010 regular assessments on deposits.

Noninterest expenses increased $365,000, or 6.8% for the six months ended June 30, 2010.  The increase in non-interest expense is due to an increase of $310,000 in salaries and employee benefits, a $64,000 increase in other expenses, a $25,000 increase in building occupancy and a $7,000 increase in data processing.  These increases were offset by a $36,000 decrease in professional and other services and a $5,000 decrease in FDIC assessments.  The increase in salaries and employee benefits was due to the addition of 5 full-time equivalent positions and to annual merit based wage adjustments and other incentive based compensation costs.  The increase in other expenses is partially due to the recording of an accrued liability associated with the Company’s debit card rewards program, which was not in place in the six-month period of 2009.

Income Tax Expense

Income taxes increased $137,000 for the quarter ended June 30, 2010, as compared to the same period in 2009.  For the six-month period ended June 30, income taxes increased $167,000.  The effective tax rate was 30.0% and 34.9% for the six months ended June 30, 2010 and June 30, 2009, respectively.  The increase in income tax expense in 2010, in comparison to 2009, resulted primarily from higher pretax income of $707,000 for the six-month period.  The decrease of the effective tax rate is the result of additional deferred tax expense recorded in the second quarter of 2009 to increase the valuation allowance established against deferred tax assets.  The Company’s tax rate is lower than the statutory rate through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $24.6 million, or 6.6%, to $396.3 million at June 30, 2010, from $371.7 million at December 31, 2009.  The increase in total assets was primarily the result of an increase of $21.1 million, or 29.0%, in investment securities, a $7.4 million increase in the loan portfolio, offset by a decrease of $5.4 million in total cash and cash equivalents.  The remaining asset increase is due to the addition of $492,000 in premises and equipment, and approximately $987,000 in various other assets.  The reduction of cash and an increase in deposits has provided the liquidity to fund the significant increase in the loan and investment portfolios.

Liabilities

Total liabilities increased $22.9 million, or 6.7%, to $365.4 million at June 30, 2010, from $342.5 million at December 31, 2009.  Deposits increased $18.8 million, or 6.3% and short-term borrowings increased $7.2 million.  This increase was offset by a reduction in long-term borrowings of $3.0 million, or 8.3%.  The increase in deposits was the result of an increase of $14.3 million in business deposits and an increase in municipal customer deposits of $6.9 million, offset by decreased retail and escrow deposits of $1.7 million, and $700,000 respectively.  The increase in business deposits is due to the market expansion into the Cicero, New York area and the Company’s focus on the small business sector of the market.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009
Nonaccrual loans:
Commercial real estate and commercial	$3,635	$1,021	$1,140
Consumer	188	111	288
Real estate - residential	1,170	1,181	1,151
Total nonaccrual loans	4,993	2,313	2,579
Total non-performing loans	4,993	2,313	2,579
Foreclosed real estate	59	181	251
Total non-performing assets	$5,052	$2,494	$2,830
Non-performing loans to total loans	1.85%	0.88%	1.03%
Non-performing assets to total assets	1.28%	0.67%	0.82%
Interest income that would have been recorded
under the original terms of the loans	$258	$113	$156

Total non-performing loans increased approximately $2.7 million at June 30, 2010, when compared to December 31, 2009.  The increase in non-performing loans was primarily the result of the delinquency of two commercial loan relationships.  Management continues to monitor and react to national and local economic treads as well as general portfolio conditions, which may impact the quality of the portfolio.  In response to recent trends and risk management the Bank has increased the provision for loan losses, maintaining the Company’s strict loan underwriting standards and carefully monitoring the performance of the loan portfolio.  These large commercial relationships are monitored closely by management and met with on a regular basis to work out repayment plans and alternative strategies for collection.

Appraisals are obtained at the inception of a real estate secured loan.  Collateral is reevaluated should the loan become 45 days delinquent to best determine the banks level of exposure.  For commercial real estate held as collateral, the property is inspected every two years.  When evaluating our ability to collect from secondary sources appraised values are adjusted to reflect the age of appraisal, the condition of the property, the current local real estate market, and cost to sell.  Properties are re-appraised when our evaluation of the current property condition and the local real estate market suggests values may not be accurate.

The current level of non-performing assets would not fall outside of the Bank’s historic trend levels, were it not for the inclusion of one large commercial relationship.  This relationship totals $2.2 million in non-performing loans at June 30, 2010.  Of the balance outstanding, $2.0 million is secured by commercial real estate and equipment.    A current evaluation of the commercial property has been obtained from a third party in June 2010.  Management believes that the appraised fair value of the underlying collateral, discounted for selling costs, along with the associated guarantees of business principals and the existing allowance provided against these loans of $436,000, are adequate to cover potential losses that may occur.

The allowance for loan losses at June 30, 2010 and December 31, 2009 was $3.5 million and $3.1 million, or 1.28% and 1.17% of period end loans, respectively.

Capital

Shareholders' equity at June 30, 2010, was $30.9 million as compared to $29.2 million at December 31, 2009.  The Company added $1.2 million to retained earnings through net income.  The increase to retained earnings was combined with a decrease of $878,000 in accumulated other comprehensive loss, which decreased to $547,000 from $1.4 million at December 31, 2009. Unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $886,000.  In addition, $66,000 of amortization of retirement plan losses and transition obligation, net of tax expense, was recorded.  These reductions to accumulated other comprehensive loss were offset by $74,000 in unrealized losses on the interest rate derivative, net of tax expense.  Common stock dividends declared reduced capital by $149,000.   Preferred stock dividends paid to the United States Treasury, under the terms of the agreement entered into in 2009 as part of the Capital Purchase Plan, reduced capital by $169,000.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2010, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

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

The Company's liquidity has been enhanced by its membership in the Federal Home Loan Bank of New York, whose competitive advance programs and lines of credit provide the Company with a safe, reliable and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $96.6 million.  At June 30, 2010, the Company has $40.2 million outstanding against the existing lines with $56.4 million in borrowing capacity still available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2010, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

August 13, 2010                                                     /s/ Thomas W. Schneider
 Thomas W. Schneider
                  President and Chief Executive Officer

August 13, 2010                                                     /s/ James A. Dowd
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
August 13, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
August 13, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2010 and that to the best of his knowledge:

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
August 13, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
August 13, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer