Form 10-Q
period 2010-09-30
PATHFINDER BANCORP INC
filed 2010-11-15
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending September 30, 2010

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

As of November 11, 2010, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	September 30,	December 31,
(In thousands, except share data)	2010	2009
ASSETS:
Cash and due from banks	$11,037	$8,678
Interest earning deposits	9,440	5,953
Total cash and cash equivalents	20,477	14,631
Investment securities, at fair value	84,164	72,754
Federal Home Loan Bank stock, at cost	1,864	1,899
Loans	278,429	262,465
Less: Allowance for loan losses	3,582	3,078
Loans receivable, net	274,847	259,387
Premises and equipment, net	7,831	7,173
Accrued interest receivable	1,707	1,482
Foreclosed real estate	355	181
Goodwill	3,840	3,840
Bank owned life insurance	7,168	6,956
Other assets	3,533	3,389
Total assets	$405,786	$371,692

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$297,948	$269,539
Noninterest-bearing	29,979	27,300
Total deposits	327,927	296,839
Long-term borrowings	35,000	36,000
Junior subordinated debentures	5,155	5,155
Other liabilities	6,169	4,460
Total liabilities	374,251	342,454
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding	6,193	6,101
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,615	8,615
Retained earnings	23,668	22,419
Accumulated other comprehensive loss	(469)	(1,425)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	31,535	29,238
Total liabilities and shareholders' equity	$405,786	$371,692

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2010	September 30, 2009
Interest and dividend income:
Loans, including fees	$3,861	$3,686
Debt securities:
Taxable	611	619
Tax-exempt	74	3
Dividends	38	81
Federal funds sold and interest earning deposits	1	2
Total interest income	4,585	4,391
Interest expense:
Interest on deposits	861	1,020
Interest on short-term borrowings	2	7
Interest on long-term borrowings	350	365
Total interest expense	1,213	1,392
Net interest income	3,372	2,999
Provision for loan losses	263	247
Net interest income after provision for loan losses	3,109	2,752
Noninterest income:
Service charges on deposit accounts	319	382
Earnings on bank owned life insurance	72	56
Loan servicing fees	46	64
Net gains on sales and redemptions of investment securities	144	231
Net gains on sales of loans and foreclosed real estate	10	15
Debit card interchange fees	76	69
Other charges, commissions & fees	131	155
Total noninterest income	798	972
Noninterest expense:
Salaries and employee benefits	1,541	1,402
Building occupancy	317	312
Data processing	340	322
Professional and other services	243	239
FDIC assessments	129	218
Other expenses	382	371
Total noninterest expenses	2,952	2,864
Income before income taxes	955	860
Provision for income taxes	287	293
Net income	668	567
Preferred stock dividends and discount accretion	115	25
Net income available to common shareholders	$553	$542

Earnings per common share - basic	$0.22	$0.22
Earnings per common share - diluted	$0.22	$0.22
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2010	September 30, 2009
Interest and dividend income:
Loans, including fees	$11,396	$10,999
Debt securities:
Taxable	1,771	2,001
Tax-exempt	190	16
Dividends	168	243
Federal funds sold and interest earning deposits	5	3
Total interest income	13,530	13,262
Interest expense:
Interest on deposits	2,557	3,471
Interest on short-term borrowings	2	26
Interest on long-term borrowings	1,052	1,176
Total interest expense	3,611	4,673
Net interest income	9,919	8,589
Provision for loan losses	788	654
Net interest income after provision for loan losses	9,131	7,935
Noninterest income:
Service charges on deposit accounts	1,051	1,099
Earnings on bank owned life insurance	212	169
Loan servicing fees	163	175
Losses on impairment of investment securities	-	(298)
Net gains on sales and redemptions of investment securities	172	319
Net (losses) gains on sales of loans and foreclosed real estate	(43)	80
Debit card interchange fees	229	206
Other charges, commissions & fees	390	366
Total noninterest income	2,174	2,116
Noninterest expense:
Salaries and employee benefits	4,601	4,151
Building occupancy	971	941
Data processing	1,021	997
Professional and other services	621	654
FDIC assessments	386	480
Other expenses	1,106	1,031
Total noninterest expenses	8,706	8,254
Income before income taxes	2,599	1,797
Provision for income taxes	780	620
Net income	1,819	1,177
Preferred stock dividends and discount accretion	346	25
Net income available to common shareholders	$1,473	$1,152

Earnings per common share - basic	$0.59	$0.46
Earnings per common share - diluted	$0.59	$0.46
Dividends per common share	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2010 and September 30, 2009
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238
Comprehensive income:
Net income				1,819			1,819
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $646 tax expense)					967		967
Unrealized holding loss on financial
derivative (net of $74 tax benefit)					(110)		(110)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $66 tax expense)					99		99
Total Comprehensive income							2,775
Preferred stock discount accretion	92			(92)			-
Preferred stock dividends				(254)			(254)
Common stock dividends declared ($0.09 per share)				(224)			(224)
Balance, September 30, 2010	$6,193	$30	$8,615	$23,668	$(469)	$(6,502)	$31,535
Balance, January 1, 2009	-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				1,177			1,177
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $588 tax expense)					1,106		1,106
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $84 tax benefit)					125		125
Total Comprehensive income							2,408
Preferred stock and
common stock warrants issued	6,065		706				6,771
Preferred stock discount accretion	6			(6)			-
Preferred stock dividends				(19)			(19)
Common stock dividends declared ($0.09 per share)				(224)			(224)
Balance, September 30, 2009	$6,071	$30	$8,615	$22,126	$(1,909)	$(6,502)	$28,431

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the nine	For the nine
	months ended	months ended
(In thousands)	September 30, 2010	September 30, 2009
OPERATING ACTIVITIES
Net income	$1,819	$1,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	788	654
Proceeds from sales of loans	144	9,322
Originations of loans held-for-sale	(146)	(9,210)
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	41	32
Loans	2	(112)
Premises and equipment	1	-
Available-for-sale investment securities	(172)	(319)
Impairment write-down on available-for-sale securities	-	298
Depreciation	483	493
Amortization of mortgage servicing rights	22	22
Amortization of deferred loan costs	163	183
Earnings on bank owned life insurance	(212)	(169)
Net amortization (accretion) of premiums and discounts on investment securities	336	(84)
(Increase) decrease in accrued interest receivable	(225)	213
Net change in other assets and liabilities	889	(1,291)
Net cash provided by operating activities	3,933	1,209
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(46,190)	(21,379)
Net proceeds from the redemption of Federal Home Loan Bank stock	35	740
Proceeds from maturities and principal reductions of investment securities available-for-sale	27,133	15,999
Proceeds from sale of:
Available-for-sale investment securities	9,096	13,758
Real estate acquired through foreclosure	137	265
Premises and equipment	24	-
Net increase in loans	(16,766)	(5,283)
Purchase of premises and equipment	(1,166)	(280)
Net cash (used in) provided by investing activities	(27,697)	3,820
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	38,658	20,933
Net (decrease) increase in time deposits	(7,570)	2,247
Net repayments on short-term borrowings	-	(16,575)
Payments on long-term borrowings	(5,000)	(3,400)
Proceeds from long-term borrowings	4,000	2,000
Proceeds from the issuance of preferred stock and common stock warrants	-	6,771
Cash dividends paid to preferred shareholders	(254)	-
Cash dividends paid to common shareholders	(224)	(404)
Net cash provided by financing activities	29,610	11,572
Increase in cash and cash equivalents	5,846	16,601
Cash and cash equivalents at beginning of period	14,631	7,678
Cash and cash equivalents at end of period	$20,477	$24,279
CASH PAID DURING THE PERIOD FOR:
Interest	$3,645	$4,721
Income taxes	402	521
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	355	381

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

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and 2008 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2) Earnings per Common Share

Basic earnings per common share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding throughout the three months and nine months ended September 30, 2010 and 2009, using 2,484,832 weighted average common shares outstanding for each quarter.  Diluted earnings per common share for the three months and nine months ended September 30, 2010 and 2009, have been computed using 2,484,832 and 2,486,652 weighted average common shares outstanding for the three month periods, respectively, and 2,484,832 and 2,485,445 for each of the nine month periods, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.  The Company’s common stock trading price averaged over the three-month period and the nine-month period ended September 30, 2010 remained below strike prices of the outstanding stock options and warrants and therefore there was no dilutive effect.  The dilutive effect for the three months and nine months ended September 30, 2009 was the result of the Company’s common stock weighted average trading price rising above the strike price of outstanding warrants after their issuance.

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

The composition of net periodic pension plan costs for the three months and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009
Service cost	$65	$57	$195	$171
Interest cost	94	83	282	250
Expected return on plan assets	(143)	(68)	(411)	(204)
Amortization of net losses	50	65	150	194
Net periodic benefit cost	$66	$137	$216	$411

The composition of net periodic postretirement plan costs for the three months and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009
Service cost	$-	$1	$-	$2
Interest cost	5	5	15	16
Amortization of transition obligation	5	5	14	14
Amortization of net losses	-	-	-	1
Net periodic benefit cost	$10	$11	$29	$33

The Company made a non-recurring contribution to the defined benefit pension plan of $1.0 million during the first quarter of 2010.    Regular contributions of approximately $64,000 were also made in the first quarter as planned.  There were no additional contributions made in the second or third quarters of 2010.

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

The components of other comprehensive income and related tax effects for the three and nine months ended September 30 are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009
Unrealized holding gains on securities available for sale:
Unrealized holding gains arising during the period	$ 205	$ 1,718	$ 1,785	$ 1,715
Reclassification adjustment for impairment charges included in net income	-	-	-	298
Reclassification adjustment for net gains included in net income	(144)	(232)	(172)	(319)
Net unrealized gains on securities available for sale	61	1,486	1,613	1,694
Unrealized holding losses on financial derivative:
Unrealized holding losses arising during the period	(61)	-	(184)	-
Net unrealized losses on financial derivative	(61)	-	(184)	-
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	56	70	165	210
Net change in defined benefit plan	56	70	165	210
Other comprehensive income before tax	56	1,556	1,594	1,904
Tax effect	22	(484)	(638)	(673)
Other comprehensive income	$ 78	$ 1,072	$ 956	$ 1,231

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	September 30,	December 31,
(In thousands)	2010	2009
Unrealized gains on securities available for sale
(net of tax expense 2010 - $812; 2009 - $166)	$1,216	$249
Unrealized losses on financial derivative
(net of tax benefit 2010 - $74; 2009 - $0)	(110)	-
Net pension losses
(net of tax benefit 2010 - $1,040; 2009 - $1,100)	(1,558)	(1,649)
Net post-retirement transition obligation
(net of tax benefit 2010 - $11; 2009 - $17)	(17)	(25)
	$(469)	$(1,425)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities available for sale are summarized as follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$22,156	$232	$(3)	$22,385
State and political subdivisions	19,238	662	(8)	19,892
Corporate	5,824	261	(505)	5,580
Residential mortgage-backed	30,612	1,272	-	31,884
Total	77,830	2,427	(516)	79,741
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	2,021	53	-	2,074
Large cap equity fund	1,600	29	-	1,629
Other mutual funds	183	33	-	216
Common stock - financial services industry	502	3	(1)	504
Total	4,306	118	(1)	4,423
Total investment securities	$82,136	$2,545	$(517)	$84,164

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Bond investment securities:
US Treasury and agencies	$14,528	$30	$(26)	$14,532
State and political subdivisions	8,989	20	(81)	8,928
Corporate	5,333	194	(562)	4,965
Residential mortgage-backed	36,124	989	(173)	36,940
Total	64,974	1,233	(842)	65,365
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	2,519	-	-	2,519
Large cap equity fund	2,088	-	-	2,088
Other mutual funds	183	24	-	207
Common stock - financial services industry	372	-	-	372
Total	5,162	24	-	5,186
Other investments	2,203	-	-	2,203
Total investment securities	$72,339	$1,257	$(842)	$72,754

The amortized cost and estimated fair value of debt investments at September 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$601	$617
Due after one year through five years	24,446	24,862
Due after five years through ten years	9,278	9,568
Due after ten years	12,893	12,810
Mortgage-backed securities	30,612	31,884
Totals	$77,830	$79,741

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and Agencies	$(3)	$998	$-	$-	$(3)	$998
State and political subdivisions	$(8)	$1,654	$-	$-	$(8)	$1,654
Corporate	-	-	(505)	1,461	(505)	1,461
Equity investments	(1)	2	-	-	(1)	2
	$(12)	$2,654	$(505)	$1,461	$(517)	$4,115

	December 31, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury and Agencies	$(26)	$4,996	$-	$-	$(26)	$4,996
State and political subdivisions	(81)	2,988	-	-	(81)	2,988
Corporate	-	-	(562)	1,402	(562)	1,402
Residential mortgage-backed	(149)	9,665	(24)	545	(173)	10,210
	$(256)	$17,649	$(586)	$1,947	$(842)	$19,596

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of noncredit-related OTTI, showing the net as the impact on earnings.  All OTTI charges have been credit-related to date, and therefore no offset has been presented on the consolidated financial statements.

At September 30, 2010, two corporate securities were in unrealized loss positions.  The two securities in unrealized loss positions represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $985,000 and a fair value of $760,000. The Bank of America floating rate trust-preferred security has a carrying value of $981,000 and a fair value of $701,000.  The securities are rated A2 and Baa3 by Moody’s respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR.  These securities reflect net unrealized losses due to the fact that current similar issuances are being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk in the current economic environment.  Management has performed a detailed credit analysis on the underlying companies and has concluded that each issue is not credit impaired.  Due to the fact that each security has approximately 17 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30 year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

At September 30, 2010, one Government Agency Bond is in an unrealized loss position.  The unrealized loss is 2.5% of the current carrying value and the holding has been in an unrealized loss position for one month.  No OTTI is deemed present on this security.

At September 30, 2010, two state and political subdivision securities are in unrealized loss positions.  The two holdings have unrealized losses that are less than 8% of their related book values.  None of the securities have been in unrealized loss positions for more than two months. These unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  All of the securities are A-rated or better by S&P.  No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. The Company holds one equity security that had a fair value less than the carrying value at September 30, 2010.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $1,000 and has been in an unrealized loss position for only one month.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the nine-month periods ended September 30, 2010 and 2009.

(In thousands)	2010	2009
Beginning balance – January 1	$875	$875
Initial credit impairment	-	298
Subsequent credit impairments	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	(298)
Reductions for securities sold	-	-
Reductions for increases in cash flows expected to be collected	-	-
Ending balance - September 30	$875	$875

Gross realized gains (losses) on sales, redemptions, and impairment of securities for the three and nine months ended September 30 are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009
Realized gains	$145	$231	$173	$327
Realized losses	(1)	-	(1)	(8)
Other than temporary impairment	-	-	-	(298)
	$144	$231	$172	$21

As of September 30, 2010 and December 31, 2009, securities with an amortized cost of $48.0 million and $45.7 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Loans

Major classifications of loans are as follows:
	September 30,	December 31,
(In thousands)	2010	2009
Real estate mortgages:
Residential	$138,931	$131,929
Construction	2,783	2,399
Commercial	66,578	62,229
	208,292	196,557
Other loans:
Consumer	3,446	3,580
Home equity/second mortgage	25,416	26,086
Lease financing	3,402	3,711
Commercial	31,567	28,082
Municipal loans	5,577	3,654
	69,408	65,113
Total loans	277,700	261,670
Net deferred loan costs	729	795
Less: allowance for loan losses	(3,582)	(3,078)
Loans receivable, net	$274,847	$259,387

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

Residential mortgage loans with a carrying value of $71.9 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

(7) Guarantees and Commitments

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of letters of credit as of September 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of September 30, 2010, for guarantees under letters of credit issued is not material.

The bank has entered into contracts for the construction of a new branch location and the remodeling of its main office lobby.  The combined commitment amount of the contracts totals approximately $1.5 million.  Both construction projects are underway.

(8) Fair Value Measurements

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

The following tables summarize assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$1,629	$82,535	$-	$84,164
Interest rate swap derivative	-	(184)	-	(184)

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Investment securities available for sale	$2,088	$70,666	$-	$72,754
Interest rate swap derivative	-	1	-	1

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,258	$3,258

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$907	$907

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at September 30, 2010 and 2009.

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following table:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$20,477	$20,477	$14,631	$14,631
Investment securities	84,164	84,164	72,754	72,754
Net loans	274,847	285,035	259,387	266,290
Federal Home Loan Bank stock	1,864	1,864	1,899	1,899
Accrued interest receivable	1,707	1,707	1,482	1,482
Mortgage servicing rights	39	39	61	61
Interest rate swap derivative	-	-	1	1
Financial liabilities:
Deposits	$327,927	$332,534	$296,839	$299,613
Borrowed funds	35,000	36,488	36,000	37,116
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	156	156	189	189
Interest rate swap derivative	184	184	-	-
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

(9) Interest Rate Derivative

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 8 for further discussion of  the fair value of the interest rate derivative.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		September 30,	December 31,
(In thousands)		2010	2009
Cash flow hedge:
Interest rate swap	Other assets	$-	$1
	Other liabilities	184	-

The change in accumulated other comprehensive loss and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the nine months ended September 30, 2010 were as follows:

(In thousands)	2010
Balance as of January 1:	$1
Amount of loss recognized in other comprehensive income	(230)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	45
Balance as of September 30:	$(184)

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

(10) New Accounting Pronouncements

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
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard has been adopted and did not have an impact on the Company.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company no longer pools loans and holds one single asset that consists of a very small number of individual loans.  The adoption of this standard did not have an impact on the Company.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At September 30, 2010, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's consolidated financial condition at September 30, 2010 and the consolidated results of operations for the three months and nine months ended September 30, 2010.

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

Recent Events

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “ Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The Company and its present trust preferred securities so qualify.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, including Pathfinder Bank, will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

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

Finally, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Overview

Net income was $668,000 for the three months ended September 30, 2010.  Net income available to common shareholders was $553,000, or $0.22 per basic and diluted common share, for the same three months.  This compares to net income of $567,000, and net income available to common shareholders of $542,000 or $0.22 per basic and diluted common share, for the three-month period ended September 30, 2009.  For the nine months ended September 30, 2010, the Company reported net income of $1.8 million.  Net income available to common shareholders was $1.5 million, or $0.59 per basic and diluted share as compared to $1.2 million in net income and net income available to common shareholders, or $0.46 per basic and diluted share for the same period in 2009.  The Company has continued efforts to expand both its lending and deposit relationships within the small business community.  Consequently, the Company’s asset mix has shifted from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial relationships.  On an average balance basis, total commercial loans, including loans to municipalities, comprised 37.8% of the total gross loan portfolio for the nine months ended September 30, 2010 compared to 35.3% for the nine months ended September 30, 2009.  Increasing the commercial loan portfolio under the present economic conditions could increase the inherent risk in the loan portfolio, but the Company is maintaining controlled growth to provide the desired diversification and the additional risk is addressed with increased loan loss provisions.  Total business deposits, including municipal deposits, comprised 24.2% of total deposits on an average basis for the nine months ended September 30, 2010 compared to 20.6% for the same period in 2009.

Since December 31, 2009, deposits have increased $31.1 million.  The liquidity provided by deposit growth has been used to fund an increase in gross loans of $16.0 million and an increase in investment portfolio holdings of $11.4 million.   Cash and cash equivalents have also increased with the excess liquidity.  The Company made a non-recurring contribution to the defined benefit pension plan of $1.0 million during the first quarter of 2010.  The contribution was made to enhance the funding of the plan, which will reduce the future anticipated pension expense.

In 2010 we continued our geographic expansion into the greater Syracuse market.  In order to provide full services to this market and address the new and emerging customer opportunities, we have begun construction of a new branch location in Cicero, New York.  At this time, construction is underway, and business development efforts in that market have provided both loan and deposit growth.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.68% and 8.46%, respectively, for the three months ended September 30, 2010, compared with 0.63% and 10.09%, respectively, for the three months ended September 30, 2009.  During the third quarter of 2010, when compared to the third quarter of 2009, net interest income increased $373,000.  This increase was partially offset by an increase in the provision for loan losses of $16,000, a decrease in noninterest income of $174,000 and an increase in noninterest expenses of $88,000.

The return on average assets and return on average shareholders' equity were 0.62% and 7.90%, respectively, for the nine months ended September 30, 2010, compared with 0.44% and 7.52%, respectively, for the nine months ended September 30, 2009.  When comparing the results of operations for the nine-month periods ended September 30, 2010 and 2009, net interest income increased $1.3 million and non-interest income increased by $58,000.  The additional income was partially offset by an increase in the provision for loan losses of $134,000 and an increase in noninterest expenses of $452,000.

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

Net interest income, on a tax-equivalent basis increased to $3.4 million for the three months ended September 30, 2010, from $3.0 million for the three months ended September 30, 2009.  The Company's net interest margin for the third quarter of 2010 increased to 3.76% from 3.66% when compared to the same quarter in 2009, reflecting a positively sloped yield curve.  Reductions in the Company’s cost of funds, combined with efforts to maintain the current levels of earning asset yields have resulted in an expansion of the Company’s net interest margin. The increase in net interest income is attributable to a decrease of 35 basis points in the average cost of interest bearing liabilities, and was partially offset by a decrease of 26 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 10.7% to $364.3 million for the three months ended September 30, 2010, as compared to $329.2 million for the three months ended September 30, 2009.  The increase in average earning assets is attributable to a $22.5 million increase in average loans receivable, and a $20.5 million increase in average investment securities, offset by a $7.9 million decrease in the Company’s average interest earning deposits.  Average interest-bearing liabilities increased  $25.1 million to $328.4 million from $303.3 million for the three months ended September 30, 2009. The increase in the average balance of interest-bearing liabilities resulted from a $25.6 million increase in average deposits, offset by a decrease of $542,000 in average borrowings.

For the nine months ended September 30, 2010, net interest income, on a tax-equivalent basis, increased to $10.1 million from $8.6 million for the nine months ended September 30, 2009.  Net interest margin increased 24 basis points to 3.73% for the nine months ended September 30, 2010 from 3.49% for the nine months ended September 30, 2009. Average interest-earning assets increased 9.1% to $359.7 million for the nine months ended September 30, 2010 as compared to $329.7 million for the nine months ended September 30, 2009, and the yield on interest-earning assets decreased 31 basis points to 5.07% from 5.38% for the comparable period.   The increase in average interest-earning assets was attributable to a $17.5 million increase in average loans receivable, a $12.0 million increase in average investment securities and a $440,000 increase in average interest earning deposits.  Average interest-bearing liabilities increased $20.3 million but the cost of funds decreased 57 basis points to 1.48% for the nine months ended September 30, 2010, from 2.05% for the same period in 2009.  The increase in the average balance of interest-bearing liabilities was the result of a $23.8 million, or 9.1%, increase in average deposits offset by a $3.5 million, or 8.1%, decrease in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2010, increased $238,000, or 5.4%, to $4.6 million when compared to the quarter ended September 30, 2009.

The average balance of loans increased $22.5 million to $273.8 million, with yields decreasing 21 basis points to 5.67% for the third quarter of 2010.  Each loan category in the portfolio experienced an increase in the average balance.  Average residential real estate loans increased $6.2 million, or 4.7%, and the average yield increased to 5.60% from 5.54% in the comparable quarter of 2009.   All other loan categories experienced declining yields, but the decreases in yield were effectively offset by the portfolio growth.  Average commercial real estate loans increased $6.8 million, or 11.5%, while the average yield on those loans decreased to 6.16% from 6.89% in the comparable quarter.  Average commercial loans increased $5.8 million, and the yield on those loans decreased 30 basis points.  Average municipal loans increased approximately $3.0 million, with a decrease in yield of 83 basis points.  Average consumer loans increased $734,000, while the average yield decreased by 10 basis points for the quarter ended September 30, 2010, when compared to the quarter ended September 30, 2009.

Average investment securities (taxable and tax-exempt) for the quarter ended September 30, 2010, increased by $20.5 million, with an increase in tax-equivalent interest income from investments of $55,000, or 7.8%, when compared to the third quarter of 2009.  The average tax-equivalent yield of the portfolio decreased 73 basis points, to 3.46% from 4.19%.   The decrease in the overall portfolio yield is being driven by the portfolio repricing during the current low rate environment as well as management’s decision to invest in shorter term investments in order to position the Company for the potential of rising interest rates.  Shorter-term, liquid investments typically provide lower yields than loans or longer-term investment securities.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2010 increased $371,000, or 2.8%, when compared to the nine months ended September 30, 2009.

Average loans increased $17.5 million, with average yields decreasing 18 basis points to 5.71% from 5.89% for the nine-month period ended September 30, 2010 when compared with the same period in 2009.  As reflected in the third quarter data, all loan categories showed an increase in the nine-month average balances when compared to the same period in 2009.  Similarly, yields on all categories, except residential real estate loans, have also declined when comparing the nine-month periods.  Average residential real estate loans increased $3.0 million and experienced a 1 basis point increase in the average yield, earning 5.60% for the nine-month period ended September 30, 2010.   All other loan categories experienced declining yields, but the decreases in yield were effectively offset by the portfolio growth.  Average commercial real estate loans increased $6.9 million, or 12.0%, while the average yield on those loans decreased 63 basis points from the period a year earlier.  Average commercial loans increased $4.3 million, or 15.3%, and the yield on those loans decreased 8 basis points.  Average municipal loans increased approximately $1.7 million, and experienced a decrease in yield of 81 basis points.  Average consumer loans increased $1.6 million, while the average yield decreased by 16 basis points.

For the nine months ended September 30, 2010, tax-equivalent interest income from investment securities decreased $42,000, or 1.9%, compared to the same period in 2009.   The average tax-equivalent yield of the portfolio decreased 67 basis points, to 3.54% from 4.21%.   The decrease in yield was offset by an increase in the average balance of investment securities.  The average balance for the nine-month period ended September 30, 2010 was $83.9 million compared to $71.9 million for the nine-month period ended September 30, 2009.  The increase in average balance reflects the use of liquidity generated by increased deposits.

Interest Expense

Total interest expense decreased $179,000 for the three months ended September 30, 2010, compared to the same quarter in 2009, as the cost of funds decreased 35 basis points to 1.48% in 2010 from 1.83% in 2009.  The cost of funds on deposits decreased $160,000, or 15.7%.  Each of the deposit product line’s average balance increased in 2010 over the third quarter of 2009.   The average balance of time deposits increased $2.5 million, or 1.9%, when comparing the third quarter of 2010 to the same period in 2009.  The time deposit cost of funds decreased 62 basis points to 2.12% for the three months ended September 30, 2010 from 2.74% for the same three-month period in the prior year.  Although the increase in the time deposit average balance partially offset the decline of the cost of time deposits, it still resulted in a $198,000 reduction of interest expense.  Brokered deposits increased $2.6 million on average, but the increase in balance was offset by a 108 basis point decline in cost of the funds.  The reduction in the cost of funds created by time and brokered deposits was offset by a $36,000 increase in the cost of money market demand accounts,  (MMDA), related to a $13.9 million average balance increase and a 12 basis point increase in the cost of the related funds.  The average balance in demand deposit NOW accounts increased $4.7 million, or 17.4%.  Money management and savings accounts, experienced an increased average combined balance of $1.9 million.  The cost of funds associated with the deposit product lines, other than time and brokered deposits, remained relatively unchanged (with cost reductions or increases of 1 to 4 basis points) as the rate environment has not allowed for further reductions of already low rates on such deposits.

The average balance of total borrowings decreased $542,000 for the three-month period ended September 30, 2010 when compared to the three months ended September 30, 2009.  Interest expense on borrowings decreased by $20,000, or 5.4%, from the prior year’s third quarter.  The reduction in expense was the combination of the cost of funds on other borrowings decreasing 32 basis points to 3.62%, offset by a 101 basis point increase in the cost of funds on the junior subordinated debenture.  The increase in the cost of the subordinated debenture resulted from the Company entering into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years.  The fixed-rate of 4.96%, paid on the swap during 2010, was significantly higher than the LIBOR-based variable-rate paid in 2009, prior to entering into the swap.

Total interest expense decreased $1.1 million for the nine months ended September 30, 2010, compared to the same period in 2009, as the cost of funds decreased 57 basis points to 1.48% in 2010 from 2.05% in 2009.  The cost of funds on deposits decreased $914,000, or 26.3% when comparing the nine-month periods.  Each of the deposit product line’s average balances increased in 2010 over the same nine-month period in 2009, with the exception of time deposits.   The nine-month average balance of time deposits decreased $1.1 million, or 0.8%.  The time deposit cost of funds decreased 91 basis points to 2.16% for the nine months ended September 30, 2010 from 3.07% for the same nine-month period in the prior year.  The decrease in the time deposit average balance, combined with the decline of the cost of time deposits, resulted in a $956,000 reduction of interest expense.  Brokered deposits increased $2.0 million on average, but the increase in balance was offset by a 123 basis point decline in cost of the funds.  The reduction in the cost of funds created by time and brokered deposits was offset by a $49,000 increase in the cost of MMDA, related to a $14.6 million average balance increase.  The cost of MMDA declined 9 basis points, but was offset by the increased balance.   The average balance in demand deposit NOW accounts increased $4.2 million, or 16.4%.  Money management and savings accounts, experienced an increased average combined balance of $4.1 million.  The cost of funds associated with the deposit product lines, other than time and brokered deposits, remained relatively unchanged (with cost reductions or increases of 1 to 2 basis points) as the rate environment has not allowed for further reductions of already low rates on such deposits.

The average balance of total borrowings decreased $3.5 million for the nine-month period ended September 30, 2010 when compared to the nine months ended September 30, 2009.  Interest expense on borrowings decreased by $148,000, or 12.3%, from the prior year’s nine-month period.  The reduction in expense was the combination of the cost of funds on other borrowings decreasing 24 basis points to 3.65%, offset by a 36 basis point increase in the cost of funds on the junior subordinated debenture.  The increase in the cost of the subordinated debenture resulted from entering into a fixed-rate interest rate swap on a portion of the debenture that was higher than the variable rate previously paid.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2010 increased $16,000 when compared to the third quarter of 2009.  This increase reflects additional provisions recorded throughout the year, including the third quarter of 2010, to address an increase in delinquency of commercial loans and a growing loan portfolio.  It has been the Company’s intention to continue to provide for future loan losses at a consistently higher level.  For the nine months ended September 30, 2010, the provision for loan losses increased $134,000 over the nine-month period in 2009.   The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial term and commercial real estate, which have higher inherent risk characteristics than a consumer real estate portfolio, as well as a general weakening in economic conditions and overall asset quality.  All of the increase in the provision has been allocated to commercial lending.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.29% at September 30, 2010 as compared to 1.17% at December 31, 2009.  Nonperforming loans to period end loans increased to 1.25% at September 30, 2010 from 0.88% at December 31, 2009. The increase in nonperforming loans is primarily the result of an increase in delinquency of a small number of commercial real estate loan relationships.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2010	2009	Change
Service charges on deposit accounts	$319	$382	$(63)	-16.5%
Earnings on bank owned life insurance	72	56	16	28.6%
Loan servicing fees	46	64	(18)	-28.1%
Debit card interchange fees	76	69	7	10.1%
Other charges, commissions and fees	131	155	(24)	-15.5%
Noninterest income before gains	644	726	(82)	-11.3%
Net gains on sales of investment securities	144	231	(87)	-37.7%
Net gains on sales of loans and foreclosed real estate	10	15	(5)	-33.3%
Total noninterest income	$798	$972	$(174)	-17.9%

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change
Service charges on deposit accounts	$1,051	$1,099	$(48)	-4.4%
Earnings on bank owned life insurance	212	169	43	25.4%
Loan servicing fees	163	175	(12)	-6.9%
Debit card interchange fees	229	206	23	11.2%
Other charges, commissions and fees	390	366	24	6.6%
Noninterest income before gains (losses)	2,045	2,015	30	1.5%
Net gains on sales or impairment of investment securities	172	21	151	719.0%
Net (losses) gains on sales of loans and foreclosed real estate	(43)	80	(123)	-153.8%
Total noninterest income	$2,174	$2,116	$58	2.7%

For the three months ended September 30, 2010, noninterest income before gains (losses) decreased $82,000, or 11.3%, when compared with the three months ended September 30, 2009.  A $63,000 decrease in service charges on deposit account is associated with a decrease in activity in extended overdraft fees.   The $24,000 decrease in other charges and commissions and fees is attributable to a non-recurring administrative charge recorded in the third quarter of 2009, which was offset by an increase in income generated by investment services offered to our customers.   Net gains on securities, loans and foreclosed real estate decreased $92,000 to a net gain of $154,000 for the quarter ended September 30, 2010 compared to a net gain of $246,000, for the same quarter in 2009.  The difference is generated as a result of a reduction in the volume of sales.

For the nine months ended September 30, 2010, noninterest income before gains (losses) increased $30,000, or 1.5%, when compared with the nine months ended September 30, 2009.   The increase was comprised of increases in bank owned life insurance, debit card interchange fees, and other charges and commissions and fees, which were offset by decreases in service charges on deposit accounts and loan servicing fees.  Earnings on bank owned life insurance increased $43,000, or 25.4%, which is based on the cash surrender values of the insurance policies.  The increase in debit card interchange fees is due to increased customer activity, which is driven by the debit card program that was established late in the third quarter of 2009.   The $24,000 increase in other charges, commissions and fees was attributable to an increase in investment services revenue and automated teller machine fees due to increased activity.  The increases were partially offset by a $48,000 decrease in service charges on deposit account is associated with a decrease in activity in extended overdraft fees.  Net gains and losses from the sale or impairment of securities increased to a net gain of $172,000 for the nine months ended September 30, 2010 as compared to a net gain of $21,000 for the same period of 2009.  The increase is due to gains recognized on the sale of securities and from cash redemptions from the SHAY Assets large cap equity fund and ultra short mortgage fund, as compared to the recording of an other-than-temporary impairment charge of $298,000 related to the Company’s holding in a CIT Group security for the same period during 2009.  Net losses from the sales of loans and foreclosed real estate totaled $43,000 for the nine months ended September 30, 2010, as compared to a net gain of $80,000 when compared to the same period in 2009.   The decrease is due to the losses recognized on the sale of foreclosed properties in 2010 compared to the gains that were recognized on the loan sales to the secondary market of 30-year fixed rate residential mortgages during the nine months ended September 30, 2009.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended September 30,
(In thousands)	2010	2009	Change
Salaries and employee benefits	$1,541	$1,402	$139	9.9%
Building occupancy	317	312	5	1.6%
Data processing	340	322	18	5.6%
Professional and other services	243	239	4	1.7%
FDIC assessments	129	218	(89)	-40.8%
Other expenses	382	371	11	3.0%
Total noninterest expense	$2,952	$2,864	$88	3.1%

	Nine Months Ended September 30,
(In thousands)	2010	2009	Change
Salaries and employee benefits	$4,601	$4,151	$450	10.8%
Building occupancy	971	941	30	3.2%
Data processing	1,021	997	24	2.4%
Professional and other services	621	654	(33)	-5.0%
FDIC assessments	386	480	(94)	-19.6%
Other expenses	1,106	1,031	75	7.3%
Total noninterest expense	$8,706	$8,254	$452	5.5%

Total noninterest expense increased $88,000, or 3.1%, for the three months ended September 30, 2010 when compared to the same period for 2009. The increase in noninterest expense is due to an increase of $139,000 in salaries and employee benefits, an $18,000 increase in data processing, an $11,000 increase in other expenses and $9,000 in small increases in building occupancy and professional and other services.  These increases were offset by a decrease in FDIC assessments of $89,000. The increase in salaries and employee benefits was due to the addition of 5 full-time equivalent positions, annual merit based wage adjustments and other incentive based compensation costs.  The decrease in FDIC assessments is due to the one-time adjustments made in the third quarter of 2009 to regulatory assessments that had been previously recorded based on estimates.

Noninterest expenses increased $452,000, or 5.5% for the nine months ended September 30, 2010.  The increase in noninterest expense is due to an increase of $450,000 in salaries and employee benefits, a $75,000 increase in other expenses, a $30,000 increase in building occupancy and a $24,000 increase in data processing.  These increases were offset by a $33,000 decrease in professional and other services and a $94,000 decrease in FDIC assessments.  The increase in salaries and employee benefits was due to the addition of 5 full-time equivalent positions, annual merit based wage adjustments and other incentive based compensation costs.  The increase in other expenses is partially due to the recording of an accrued liability associated with the Company’s debit card rewards program, which was not in place for the nine-month period of 2009.  FDIC assessments decreased when compared to 2009 due to a special assessment of $165,000 levied during 2009, as well as adjustments made to reflect a change in the structure and amount of the regular regulatory assessment.  The additional assessment expense recorded in 2009 was partially offset by higher regular assessments recorded for the nine months ended September 30, 2010.  Professional services decreased in 2010 as the previous year included expenses related to the promotion of Pathfinder Bank’s 150th anniversary.

Income Tax Expense

Income taxes decreased $6,000 for the quarter ended September 30, 2010, as compared to the same period in 2009.  For the nine-month period ended September 30, income taxes increased $160,000.  The effective tax rate was 30.0% and 34.5% for the nine months ended September 30, 2010 and September 30, 2009, respectively.  The increase in income tax expense in 2010, in comparison to 2009, resulted primarily from higher pretax income of $802,000 for the nine-month period.  The decrease of the effective tax rate is the result of additional deferred tax expense recorded in the second quarter of 2009 to increase the valuation allowance established against deferred tax assets.  The Company’s tax rate is lower than the statutory rate through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $34.1 million, or 9.2%, to $405.8 million at September 30, 2010, from $371.7 million at December 31, 2009.  The increase in total assets was primarily the result of an increase of $11.4 million, or 15.7%, in investment securities, a $15.5 million increase in the net loan portfolio and an increase of $5.8 million in total cash and cash equivalents.  The remaining asset increase is due to the addition of $658,000 in premises and equipment, and approximately $759,000 in various other assets.  An increase in deposits has provided the liquidity to fund the significant increase in the loan and investment portfolios.

Liabilities

Total liabilities increased $31.8 million, or 9.3%, to $374.3 million at September 30, 2010, from $342.5 million at December 31, 2009.  Deposits increased $31.1 million, or 10.5%.  This increase was combined with a reduction in long-term borrowings of $1.0 million and an increase to various other liabilities of $1.7 million.  The increase in deposits was the result of an increase of $17.8 million in business deposits, an increase of $7.0 million in retail deposits and an increase in municipal customer deposits of $6.7 million, offset by decreased escrow deposits of $425,000.  The increase in business deposits is due to the market expansion into the Cicero, New York area and the Company’s focus on the small business sector of the market.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009
Nonaccrual loans:
Commercial real estate and commercial	$2,090	$1,021	$1,027
Consumer	337	111	508
Real estate - residential	1,054	1,181	923
Total nonaccrual loans	3,481	2,313	2,458
Total non-performing loans	3,481	2,313	2,458
Foreclosed real estate	355	181	417
Total non-performing assets	$3,836	$2,494	$2,875
Non-performing loans to total loans	1.25%	0.88%	0.97%
Non-performing assets to total assets	0.95%	0.67%	0.79%
Interest income that would have been recorded
under the original terms of the loans	$201	$113	$144

Total non-performing loans increased approximately $1.2 million at September 30, 2010, when compared to December 31, 2009.  The increase in non-performing loans was primarily the result of the delinquency of two commercial loan relationships.  Management continues to monitor and react to national and local economic treads as well as general portfolio conditions, which may impact the quality of the portfolio.  In response to recent trends and risk management the Bank has increased the provision for loan losses, maintaining the Company’s strict loan underwriting standards and carefully monitoring the performance of the loan portfolio.  These large commercial relationships are monitored closely by management and met with on a regular basis to work out repayment plans and alternative strategies for collection.

Appraisals are obtained at the time a real estate secured loan is originated.  Collateral is reevaluated should the loan become 45 days delinquent to best determine the banks level of exposure.  For commercial real estate held as collateral, the property is inspected every two years.  When evaluating our ability to collect from secondary sources appraised values are adjusted to reflect the age of appraisal, the condition of the property, the current local real estate market, and cost to sell.  Properties are re-appraised when our evaluation of the current property condition and the local real estate market suggests values may not be accurate.

In our 2010 second quarter Form 10-Q, we disclosed that the then current level of non-performing assets would not have fallen outside of the Bank's historic level trends were it not for the inclusion of one large commercial relationship.  Since that time, the borrower made a substantial payment, bringing the loan to less than 90 days past due.  During the third quarter of 2010, however, a two other large commercial relationships became non-performing.  The increase in non-performing loans since December 31, 2009 is now comprised of primarily these two large relationships totaling $1.0 million.   Both lending relationships are secured by commercial real estate and equipment, as well as guarantees.  Management believes that the collateral securing these loans, along with the guarantees of either business principals or government entities, and the existing allowance specifically allocated for the loans of $42,400, are adequate to cover the carrying amounts of the loans.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 or more and are still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At September 30, 2010 and December 31, 2009, the Company had $6.6 million and $3.2 million in loans, which were deemed to be impaired, having valuation allowances of $1.0 million and $79,000, respectively.

Management has identified additional potential problem loans totaling $6.2 million as of September 30, 2010, compared to $5.0 million in potential problem loans as of December 31, 2009.  These loans have been internally classified as special mention or substandard, yet are not currently considered past due, impaired or in nonaccrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in subsequent past due reporting. Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

The allowance for loan losses at September 30, 2010 and December 31, 2009 was $3.6 million and $3.1 million, or 1.29% and 1.17% of total period end loans, respectively.

In the normal course of business, Pathfinder Bank has sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, the bank makes certain representations and warranties to the buyer. Pathfinder maintains a quality control program for closed loans and has never been asked to repurchase a sold loan.  Therefore, management considers the risks and uncertainties associated with potential repurchase requirements to be minimal.  There are no known or alleged defects in the securitization process or in the mortgage documentation.  Any future risk of exposure would be immaterial.

Capital

Shareholders' equity at September 30, 2010, was $31.5 million as compared to $29.2 million at December 31, 2009.  The Company added $1.8 million to retained earnings through net income.  The increase in retained earnings was combined with a decrease of $956,000 in accumulated other comprehensive loss, which decreased to $469,000 from $1.4 million at December 31, 2009. Unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $967,000.  In addition, $99,000 of amortization of retirement plan losses and transition obligation, net of tax expense, was recorded.  These reductions to accumulated other comprehensive loss were offset by $110,000 in unrealized losses on the interest rate derivative, net of tax expense.  Common stock dividends declared reduced capital by $224,000.   Preferred stock dividends paid to the United States Treasury, under the terms of the agreement entered into in 2009 as part of the Capital Purchase Plan, reduced capital by $254,000.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2010, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are presented in the following table.

					Minimum
					To Be "Well
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Total Core Capital (to Risk-Weighted Assets)	$35,046	13.3%	$21,020	8.0%	$26,275	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$31,706	12.1%	$10,510	4.0%	$15,765	6.0%
Tier 1 Capital (to Average Assets)	$31,706	8.1%	$15,625	4.0%	$19,532	5.0%

As of December 31, 2009:
Total Core Capital (to Risk-Weighted Assets)	$33,405	13.9%	$19,163	8.0%	$23,954	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$30,399	12.7%	$9,582	4.0%	$14,372	6.0%
Tier 1 Capital (to Average Assets)	$30,399	8.4%	$14,517	4.0%	$18,146	5.0%

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $94.3 million.  At September 30, 2010, the Company has $35.0 million outstanding against the existing lines with $59.3 million in borrowing capacity still available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2010, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

     PATHFINDER BANCORP, INC.

November 15, 2010                                                /s/ Thomas W. Schneider
Thomas W. Schneider
                 President and Chief Executive Officer

November 15, 2010                                                /s/ James A. Dowd
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
November 15, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
November 15, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2010 and that to the best of his knowledge:

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
November 15, 2010	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
November 15, 2010	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer