Form 10-K
period 2010-12-31
PATHFINDER BANCORP INC
filed 2011-03-25
CIK 1046188

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
  For the fiscal year ended December 31, 2010.
or
*   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______________ to ______________.

       Commission file number: 000-23601

                                                       PATHFINDER BANCORP, INC.'
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the NASDAQ Capital Market, was approximately $5.4 million.

As of March 18, 2011, there were 2,484,832 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2010
PATHFINDER BANCORP, INC.

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties.By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ from those indicated in the forward-looking statements include, among others:
▪ credit quality and the effect of credit quality on the adequacy of our allowance for loan losses;
▪ deterioration in financial markets that may result in impairment charges relating to our securities portfolio;
▪ competition in our primary market areas;.
▪ significant government regulations, legislation and potential changes thereto;
▪ a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
▪ increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
▪ the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations: and
▪ other risks described herein and in the other reports and statements we file with the SEC.

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

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a Federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank").  The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company").   At December 31, 2010, the Mutual Holding Company held 1,583,239 shares of the Company’s common stock (“Common Stock”) and the public held 901,593 shares of Common Stock (the "Minority Stockholders").  At December 31, 2010, Pathfinder Bancorp, Inc. and subsidiaries had total assets of $408.5 million, total deposits of $326.5 million and shareholders' equity of $30.6 million.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

Pathfinder Bank

The Bank is a New York-chartered savings bank headquartered in Oswego, New York.  The Bank operates from its main office as well as seven branch offices located in its market area consisting of Oswego County and the contiguous counties.  The seventh branch was added in Cicero, New York and opened to the public on February 1, 2011.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").  The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank.  The Bank is a customer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers.  The Bank is committed to meeting the financial needs of its customers in Oswego County, New York, and the contiguous counties.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate and commercial real estate.  At December 31, 2010, $216.3 million, or 76% of the Bank's total loan portfolio consisted of loans secured by real estate, of which $147.2 million, or 68%, were loans secured by one- to four-family residences and $69.1 million, or 32%, were secured by commercial real estate.  Additionally, $25.2 million, or 9%, of total loans, were secured by second liens on residential properties that are classified as consumer loans.  The Bank also originates commercial and consumer loans that totaled $39.7 million and $3.4 million, respectively, or 15%, of the Bank's total loan portfolio at December 31, 2010.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.  The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, and employee compensation and benefits.

Pathfinder Bank also operates through a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, which serves the depository needs of public entities in its market area.

The Bank has Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2010, Pathfinder REIT, Inc. held $14.7 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership in Whispering Oaks Development Corp., a New York corporation, which is retained in case the need to operate or develop foreclosed real estate emerges.  This subsidiary is currently inactive.

Finally, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of trust preferred securities.

Employees

As of December 31, 2010, the Bank had 95 full-time employees and 21 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Its most direct competition for deposits has historically come from commercial banks, savings banks, savings associations and credit unions in its market area.  Competition for loans comes from such financial institutions as well as mortgage banking companies.  The Bank competes for deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services.  The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.  The turmoil in the residential mortgage sector of the United States economy has caused certain competitors to be less effective in the market place.  While Central New York did not experience the level of speculative lending and borrowing in residential real estate that has adversely affected other regions on a national basis, certain mortgage brokers and finance companies in our area are either no longer operating, or have limited aggressive lending practices.  Additionally, as certain money centers and large regional banks grapple with current economic conditions and the related credit crisis, their ability to compete as effectively has been muted.  Management believes that these conditions have created a window of reduced competition for local community and regional banks in residential loans, and to a lesser extent, commercial real estate loans.  Of course, there are others, including tax-exempt credit unions, that are aggressively taking advantage of that window.

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

The Company and the Mutual Holding Company are federally chartered.  Consequently, they are currently subject to regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies.However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, the OTS’s functions relating to savings and loan holding companies will be transferred to the Federal Reserve Board by July 21, 2011, unless extended by up to six months by the Secretary of the Treasury.

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.  This description of statutory and regulatory provisions does not purport to be a complete description of all such statutes and regulations applicable to the Mutual Holding Company, the Company, or the Bank.  Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

Dodd-Frank Act

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the current primary federal regulator of the Company and the Mutual Holding Company, the OTS.  Under the Dodd-Frank Act, the Federal Reserve Board will supervise and regulate all savings and loan holding companies, such as the Company and the Mutual Holding Company, in addition to bank holding companies, which the Federal Reserve Board currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company, unless an exemption exists.  The bank holding company capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Regulatory Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  Moreover, the Mutual Holding Company will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  See “Federal Holding Company Regulation—Waivers of Dividends by Mutual Holding Company” below.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Pathfinder Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The legislation also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

FDIC Insurance on Deposits

The Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009.  In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.   As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.  Prepaid assessments for 2010 totaled $477,000.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered.  The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.  Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2010, the Bank paid $35,000 in fees related to the FICO.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

Federal Holding Company Regulation

General.  The Company and the Mutual Holding Company are nondiversified savings and loan holding companies within the meaning of the Home Owners' Loan Act.  The Company and the Mutual Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements.  As such, the OTS has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  Upon the sunset of the OTS, the Company, and the Mutual Holding Company, will be regulated by the Board of Governors of the Federal Reserve.  See “The Dodd-Frank Act” above.

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

Waivers of Dividends by Mutual Holding Company.The Mutual Holding Company currently waives its right to receive its dividends on its shares of the Company, which means that the Company has more cash resources to pay dividends to our public stockholders than if the Mutual Holding Company accepted such dividends.  OTS regulations allow federally chartered mutual holding companies to waive dividends without taking into account the amount of waived dividends in determining an appropriate exchange ratio in the event of a conversion of a mutual holding company to stock form.  The Mutual Holding Company is required to obtain OTS approval before it may waive its receipt of dividends. However, under the Dodd-Frank Act, the powers and duties of the OTS relating to mutual holding companies will be transferred to the Federal Reserve Board, and the Mutual Holding Company will be required to give the Federal Reserve Board notice before waiving the receipt of dividends.  The Dodd-Frank Act also sets forth the standards for granting a waiver, including a requirement that waived dividends be considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.  The Dodd-Frank Act, however, further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio in a conversion to stock form by any federal mutual holding company, such as the Mutual Holding Company, that has waived dividends prior to December 1, 2009.  The Federal Reserve Board historically has generally not allowed mutual holding companies to waive the receipt of dividends, and there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as the Mutual Holding Company.  The Mutual Holding Company has not requested a current dividend waiver and is not planning to waive future dividends at this time.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts).  At December 31, 2010, the Bank was in compliance with these reserve requirements.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) was signed into law on July 30, 2002.  Sarbanes-Oxley is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  As directed by Section 302(a) of Sarbanes-Oxley, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.  As part of the Dodd-Frank Act,  the outside auditor attestation requirement on internal controls of companies with less than $75 million in market capitalization, like the Company, was rescinded.  Disclosure of management attestations on internal control over financial reporting will continue to be required for smaller reporting companies, including the Company.  We have existing policies, procedures and systems designed to comply with these regulations, and continue to further enhance and document our policies, procedures and systems to ensure continued compliance with these regulations.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, six branch offices located in Oswego County, and a new branch, opened February 1, 2011, in Onondaga County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2010.  The aggregate net book value of the Bank's premises and equipment was $9.4 million at December 31, 2010.  For additional information regarding the Bank's properties, see Notes 7 and 15 to the Consolidated Financial Statements.

LOCATION	OPENING DATE	OWNED/LEASED
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

(1)	The building is owned; the underlying land is leased with an annual rent of $21,000
(2)	The building is owned; the underlying land is leased with an annual rent of $30,000

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations.

ITEM 4: (REMOVED AND RESERVED)

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the NASDAQ Capital Market under the symbol "PBHC".  There were 476 shareholders of record as of March 18, 2011.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2010	$8.500	$7.750	$0.0300
September 30, 2010	8.000	6.030	0.0300
June 30, 2010	6.690	6.000	0.0300
March 31, 2010	8.000	5.600	0.0300
December 31, 2009	$7.000	$5.550	$0.0300
September 30, 2009	7.980	5.430	0.0300
June 30, 2009	8.000	4.950	0.0600
March 31, 2009	8.200	4.750	-

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions.  Given deteriorating economic conditions, and the Company’s focus on the retention and growth of capital, it is unlikely that future, near-term dividends will replicate the historical dividend payouts of 2008 and prior years.  The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend.  The election to waive the dividend receipt has required prior non-objection of the OTS in the past.  Following the sunset of the OTS, dividend waivers must receive the non-objection of the Federal Reserve.  Historically, the Federal Reserve has not provided its non-objection to the waiver of dividends by mutual holding companies.  The Mutual Holding Company did not waive the right to receive its portion of the cash dividends declared during 2010 or 2009.

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

	2010	2009	2008	2007	2006
Year End (In thousands)
Total assets	$408,545	$371,692	$352,760	$320,691	$301,382
Loans receivable, net	281,648	259,387	247,400	221,046	201,713
Deposits	326,502	296,839	269,438	251,085	245,585
Equity	30,592	29,238	19,495	21,704	20,850

For the Year (In thousands)
Net interest income	$13,331	$11,777	$10,675	$8,667	$8,346
Core noninterest income (a)	2,854	2,724	2,786	2,622	2,396
Net gains/(losses) on sales, redemptions and
impairment of investment securities	211	112	(2,191)	378	299
Net (losses) gains on sales of loans and
foreclosed real estate	(45)	54	(44)	42	(80)
Noninterest expense (b)	11,274	10,381	9,882	9,799	9,646
Regulatory assessments	515	745	53	39	22
Net income	2,505	1,615	368	1,122	1,028

Per Share
Net income (basic)	$0.82	$0.61	$0.15	$0.45	$0.42
Book value per common share	9.81	9.31	8.04	8.74	8.45
Tangible book value per common share (c)	8.26	7.77	6.50	7.19	6.82
Cash dividends declared	0.12	0.12	0.41	0.41	0.41

Ratios
Return on average assets	0.64%	0.45%	0.11%	0.36%	0.34%
Return on average equity	8.07	7.04	1.70	5.27	4.86
Return on average tangible equity (c)	9.20	8.45	2.07	6.47	6.04
Average equity to average assets	7.89	6.40	6.32	6.82	7.03
Dividend payout ratio (d)	11.90	18.45	232.61	62.03	66.73
Allowance for loan losses to loans receivable	1.28	1.17	0.99	0.76	0.74
Net interest rate spread	3.58	3.40	3.22	2.81	2.92
Noninterest income to average assets	0.77	0.81	0.16	0.98	0.87
Noninterest expense to average assets	3.00	3.10	2.91	3.15	3.21
Efficiency ratio (e)	71.95	76.36	73.02	85.89	88.71

(a)	Exclusive of net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.
(b)	Exclusive of regulatory assessments.
(c)	Tangible equity excludes intangible assets.
(d)	The dividend payout ratio is calculated using dividends declared and not waived by the Mutual Holding Company, divided by net income.
(e)
The efficiency ratio is calculated as noninterest expense, including regulatory assessments, divided by the sum of taxable-equivalent net interest income and noninterest income excluding net gains (losses) on sales, redemptions and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 10 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2010, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and the public held 36.3% of the outstanding common stock.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage and other loans, investment securities and other assets, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees, service charges and servicing rights, net gains and losses on sales and redemptions of securities, loans and foreclosed real estate, and noninterest expense such as employee compensation and benefits, occupancy and equipment costs, data processing costs and income taxes.  Earnings of the Company also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, of which these events are beyond the control of the Company.  In particular, the general level of market rates tends to be highly cyclical.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at December 31, 2010, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due to non-taxable income from investment securities and bank owned life insurance offset, in 2009, by the valuation allowance established on a portion of the capital loss carry forwards.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 11 to the consolidated annual financial statements.

Management performs an annual valuation of the Company’s goodwill for possible impairment. Based on the results of this testing, management has determined that the carrying value of goodwill is not impaired as of December 31, 2010. The valuation approach is described in Note 8 of the consolidated financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity, except for the credit-related portion of debt security impairment losses and other-than-temporary impairment of equity securities, which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.   In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

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

 EXECUTIVE SUMMARY

Total deposits increased 10.0%, to $326.5 million at December 31, 2010, while the average balance of deposits increased $29.4 million to $317.9 million for the year ended December 31, 2010.  Overall, in Oswego County, Pathfinder Bank has the majority of the current deposit market share. The Company will continue to focus on building market share in the Central Square and Fulton markets, while emphasizing the development of a new share of the market in the Cicero area of Onondaga County.  The Bank continues to develop core deposit relationships in all markets by developing demand deposit relationships.  Efforts will also be focused on the expansion of commercial deposit relationships with the Bank’s existing commercial lending customers.

Total assets increased 9.9% from December 31, 2009 to December 31, 2010, primarily in the loan portfolio.  The loan portfolio increased 8.6% with net growth primarily in the commercial loan and residential mortgage loan categories. The Company expects to concentrate on continued commercial mortgage and commercial loan portfolio growth during 2011. Increasing the commercial loan portfolio will increase inherent risk in the loan portfolio, but the Company continues to diversify its loan portfolio and addresses the higher risk by monitoring the level of the allowance for loan losses and making provisions as necessary.

The ratio of non-performing assets to total assets was 1.54% at December 31, 2010, compared to 0.67% at the prior year end.  Non-performing loans increased $3.6 million and foreclosed real estate increased $194,000 since December 31, 2009.  The increase in non-performing loans was primarily the result of the delinquency of a small number of  relatively large commercial loan relationships.  The increase in foreclosed real estate is a reflection of a lower than normal level of foreclosed real estate in the prior year.

 Net income for 2010 was $2.5 million, as compared to $1.6 million in 2009.  Net income available to common shareholders, after preferred stock dividends and discount accretion, was $2.0 million, or $0.82 per share, compared to $0.61 per share for the previous year.   The improvement in income was primarily the result of a $1.6 million increase in net interest income during 2010.The income improvement was partially offset by increased noninterest operating expenses of $663,000, or 6%.

RESULTS OF OPERATIONS

Net income for 2010 was $2.5 million, an increase of $890,000, or 55.1%, compared to net income of $1.6 million for 2009.  Basic and diluted earnings per share increased to $0.82 per share for the year ended December 31, 2010 from $0.61 per share, for the year ended December 31, 2009.  Return on average equity increased to 8.07% in 2010 from 7.04% in 2009.

Net interest income, on a tax equivalent basis, increased $1.7 million, or 14.2%, resulting from the combination of volume increases in all loan categories and rate decreases applied to all interest-bearing liabilities, with the exception of the junior subordinated debentures.  The provision for loan losses for the year ended December 31, 2010 increased $174,000, or 19.9%. The elevated level of provisioning by the Company during the prior two years reflects management’s assessment of the increased inherent risk associated with increasing commercial lending activities, the overall growth in the total loan portfolio and deteriorated economic conditions.  The Company experienced a 4.5% increase in noninterest income, which was primarily due to an increase in income from bank owned life insurance.  Noninterest expenses increased 6% primarily due to increases in personnel costs.

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

Net interest income, on a tax-equivalent basis, increased $1.7 million, or 14.2%, to $13.5 million for the year ended December 31, 2010, as compared to $11.8 million for the year ended December 31, 2009.  The Company's net interest margin for 2010 increased to 3.73% from 3.56% in 2009.  The increase in net interest income is attributable to a decrease in the cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing deposits.  Although the average balance of interest-earning assets increased 9.3%, the decline in the yield on those assets partially offset the overall volume increase, resulting in only a 2.6% increase in interest income earned, on a tax-equivalent basis.

The average balance of interest-earning assets increased $30.7 million, or 9.3%, during 2010 and the average balance of interest-bearing liabilities increased by $22.8 million, or 7.5%.  The increase in the average balance of interest earning assets primarily resulted from an $18.8 million increase in the average balance of the loan portfolio and an $11.3 million increase in the average balance of the security investment portfolio, combined with a $629,000 increase in the average balance of interest earning deposits. The increase in the average balance of interest-bearing liabilities primarily resulted from a $26.0 million, or 9.9%, increase in the average balance of deposits, offset by a $3.2 million, or 7.6%, decrease in the average balance of borrowed funds.  Interest income, on a tax-equivalent basis, increased $465,000, or 2.6%, during 2010. The decrease in yield on interest earning assets to 5.05% in 2010 from 5.38% in 2009 was offset by the 9.3% increase in volume.  Interest expense on deposits decreased $1.0 million, or 23.1%, as the cost of deposits dropped 51 basis points to 1.18% in 2010 from 1.69% in 2009.  Interest expense on borrowings decreased $196,000, or 12.3%, during 2010 as the 7.6% decrease in the average balance of borrowed funds was combined with a decrease in the cost of borrowed funds to 3.56% in 2010 from 3.75% in 2009.

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

	For the Years Ended December 31,
	2010			2009			2008
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$138,497	$7,672	5.54%	$133,442	$7,463	5.59%	$130,702	$7,527	5.76%
Real estate loans commercial	65,120	4,044	6.21%	58,424	4,024	6.89%	49,040	3,620	7.38%
Commercial loans	37,700	1,894	5.02%	31,665	1,607	5.08%	27,033	1,751	6.48%
Consumer loans	29,506	1,774	6.01%	28,487	1,767	6.20%	26,291	1,915	7.28%
Taxable investment securities	75,660	2,549	3.37%	71,455	2,942	4.12%	74,105	3,365	4.54%
Tax-exempt investment securities	8,587	399	4.65%	1,464	65	4.44%	5,252	255	4.86%
Interest-earning deposits	8,140	7	0.09%	7,511	6	0.08%	2,851	61	2.14%
Total interest-earning assets	363,210	18,339	5.05%	332,448	17,874	5.38%	315,274	18,494	5.87%
Noninterest-earning assets:
Other assets	32,087			29,704			30,274
Allowance for loan losses	(3,420)			(2,731)			(2,006)
Net unrealized gains (losses)
on available for sale securities	1,513			(620)			(1,690)
Total assets	$393,390			$358,801			$341,852
Interest-bearing liabilities:
NOW accounts	$29,816	79	0.26%	$26,055	72	0.28%	$23,762	95	0.40%
Money management accounts	12,101	39	0.32%	11,037	35	0.32%	10,574	52	0.49%
MMDA accounts	50,722	336	0.66%	35,571	246	0.69%	29,181	570	1.95%
Savings and club accounts	57,810	84	0.15%	53,726	87	0.16%	52,482	168	0.32%
Time deposits	137,975	2,871	2.08%	135,965	3,994	2.94%	124,267	4,777	3.84%
Junior subordinated debentures	5,155	164	3.18%	5,155	149	2.89%	5,155	257	4.99%
Borrowings	34,102	1,235	3.62%	37,340	1,446	3.87%	45,239	1,756	3.88%
Total interest-bearing liabilities	327,681	4,808	1.47%	304,849	6,029	1.98%	290,660	7,675	2.64%
Noninterest-bearing liabilities:
Demand deposits	29,479			26,114			25,493
Other liabilities	5,173			4,888			4,088
Total liabilities	362,333			335,851			320,241
Shareholders' equity	31,057			22,950			21,611
Total liabilities & shareholders' equity	$393,390			$358,801			$341,852
Net interest income		$13,531			$11,845			$10,819
Net interest rate spread			3.58%			3.40%			3.23%
Net interest margin			3.73%			3.56%			3.43%
Ratio of average interest-earning assets
to average interest-bearing liabilities			110.84%			109.05%			108.47%

Interest Income

Changes in interest income result from changes in the average balances of loans, securities and interest-earning deposits and the related yields on those balances.  Interest income on a tax-equivalent basis increased $465,000, or 2.6%.  Average loans increased 7.5% in 2010, with yields decreasing 22 basis points to 5.68%. The Company's average residential mortgage loan portfolio increased $5.1 million, or 3.8%, when comparing 2010 to 2009.  The average yield on the residential mortgage loan portfolio decreased 5 basis points to 5.54% in 2010. The average balance of commercial real estate loans increased $6.7 million, or 11.5%, while the yield decreased 68 basis points to 6.21% in 2010 from 6.89% in 2009. Average commercial loans increased $6.0 million, or 19.1% and the tax-equivalent yield decreased to 5.02% in 2010 compared to 5.08% in 2009.  The average balance of consumer loans increased $1.0 million, or 3.6% when compared to 2009. The average yield decreased to 6.01% from 6.20% in 2009.

Interest income on investment securities decreased 2.0% from 2009. The average yield decreased 63 basis points to 3.50% in 2010 from 4.13% in 2009, offset by an increase in the average balance of investment securities (taxable and tax-exempt) of $11.3 million, or 15.5%, to $84.2 million in 2010 from $72.9 million in 2009.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related interest costs on those balances.  Interest expense decreased $1.2 million, or 20.3%, in 2010, when compared to 2009.  The decrease in the cost of funds resulted from a decrease in the average cost of interest-bearing liabilities of 51 basis points, to 1.47% in 2010 from 1.98% in 2009, partially offset by a $22.8 million increase in the average balance of interest-bearing liabilities during 2010.  The average cost of deposits decreased 51 basis points to 1.18% during 2010 from 1.69% for 2009.  The average balance of interest-bearing deposits increased $26.0 million to $288.4 million in 2010 from $262.4 million in 2009.  The increase in the average balance of deposits resulted from increases in all deposit categories.   The largest increases in average deposits came from a 42.6% increase in MMDA accounts, a 14.4% increase in interest-bearing demand deposit accounts, a 9.6% increase in money management accounts, and a 7.6% increase in savings accounts.  The cost of junior subordinated debentures underlying our trust preferred securities increased 29 basis points, and represented the only increase in rates affecting liabilities.  It resulted in an increase in interest expense of $15,000, due to the interest rate swap entered into on a portion of the subordinated debentures.  The swap converted $2.0 million of the debentures from an adjustable rate being tied to LIBOR to a fixed rate of 4.96%.  The fixed rate paid during 2010 was significantly higher than the floating rate paid in 2009, prior to entering into the swap.   The average balance of borrowed funds decreased $3.2 million to $34.1 million in 2010 from $37.3 million in 2009.  The average cost of borrowed funds decreased 25 basis points, to 3.62% in 2010 from 3.87% in 2009.

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

	Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$277	$(68)	$209	$158	$(222)	$(64)
Real estate loans commercial	438	(418)	20	657	(253)	404
Commercial loans	306	(19)	287	281	(425)	(144)
Consumer loans	62	(55)	7	151	(299)	(148)
Taxable investment securities	165	(558)	(393)	(117)	(304)	(421)
Tax-exempt investment securities	331	3	334	(170)	(20)	(190)
Interest-earning deposits	1	2	3	40	(97)	(57)
Total interest income	1,580	(1,113)	467	1,000	(1,620)	(620)
Interest Expense:
NOW accounts	12	(5)	7	8	(31)	(23)
Money management accounts	4	-	4	2	(19)	(17)
MMDA accounts	101	(11)	90	104	(428)	(324)
Savings and club accounts	4	(7)	(3)	4	(85)	(81)
Time deposits	58	(1,181)	(1,123)	417	(1,200)	(783)
Junior subordinated debentures	-	15	15	-	(108)	(108)
Borrowings	(121)	(90)	(211)	(305)	(5)	(310)
Total interest expense	58	(1,279)	(1,221)	230	(1,876)	(1,646)
Net change in net interest income	$1,522	$166	$1,688	$770	$256	$1,026

Provision for Loan Losses

The provision for loan losses increased $174,000 to $1.1 million for the year ended December 31, 2010, as compared to the prior year.   This increase reflects additional provisions recorded throughout the year to address an increase in delinquency of commercial loans and a growing loan portfolio that is more heavily weighted to commercial term and commercial real estate loans.  These loans generally have higher inherent risk characteristics than a traditional residential real estate portfolio.  It has been the Company’s intention to continue to provide for future loan losses at a consistently higher level in light of the general weakening in economic conditions and overall asset quality.  All of the increase in the provision has been allocated to commercial lending.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.28% at December 31, 2010 as compared to 1.17% at December 31, 2009.  Non-performing loans to period end loans increased to 2.08% at December 31, 2010 from 0.88% at December 31, 2009. The increase in non-performing loans is primarily the result of an increase in delinquency of a small number of relatively large commercial real estate loan relationships.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains or losses on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

For the Years Ended December 31,
(In thousands)	2010	2009
Service charges on deposit accounts	$1,375	$1,496
Earnings and gains on bank owned life insurance	434	225
Loan servicing fees	206	233
Debit card interchange fees	316	280
Other charges, commissions and fees	523	490
Noninterest income before gains (losses)	2,854	2,724
Net gains on sales, redemptions and impairment of investment securities	211	112
Net (losses) gains on sales of loans and foreclosed real estate	(45)	54
Total noninterest income	$3,020	$2,890

For the year ended December 31, 2010, noninterest income before gains (losses) increased $130,000, or 4.8%, when compared with the year ended December 31, 2009.   The increase was comprised of increases in earnings and gains on bank owned life insurance, debit card interchange fees, and other charges and commissions and fees, which were offset by decreases in service charges on deposit accounts and loan servicing fees.  Earnings and gains on bank owned life insurance increased $209,000, or 92.9%, which is primarily due to insurance proceeds received relating to the death benefit associated with life insurance coverage on a former director.  The increase in debit card interchange fees is due to increased customer activity, which is driven by the debit card rewards program that was established late in the third quarter of 2009.  As a result of the Dodd-Frank Act mandated limits on interchange fees of larger institutions, and market pressure on the Company that may follow, debit card interchange fee income may decrease in the future.  The $33,000 increase in other charges, commissions and fees was attributable to an increase in investment services revenue and automated teller machine fees due to increased activity.  The increases were partially offset by a $121,000 decrease in service charges on deposit accounts associated with a decrease in customer use of the Company’s extended overdraft program.  The customer’s usage of the program was negatively impacted by the Federal Reserve Board’s issuance, during November 2009, of a final rule revising the provisions of Regulation E.  As part of these revisions, financial institutions were prohibited from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The final rule became effective on July 1, 2010.

Net gains and losses from the sale, redemption or impairment of securities increased to a net gain of $211,000 for the year ended December 31, 2010 as compared to a net gain of $112,000 for the same period of 2009.  The increase is due to gains recognized on the sale of securities and from cash redemptions from the SHAY Assets large cap equity fund and ultra short mortgage fund, as compared to the recording of other-than-temporary impairment charges during 2009.  Net losses from the sales of loans and foreclosed real estate totaled $45,000 for the year ended December 31, 2010, as compared to a net gain of $54,000 when compared to the same period in 2009.   The decrease is due to losses recognized on the sale of foreclosed properties in 2010 compared to the gains that were recognized on loan sales to the secondary market of 30-year fixed rate residential mortgages during 2009.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

For the Years Ended December 31,
(In thousands)	2010	2009
Salaries and employee benefits	$6,126	$5,577
Building occupancy	1,281	1,246
Data processing	1,372	1,307
Professional and other services	831	844
FDIC assessments	515	745
Other expenses	1,664	1,407
Total noninterest expense	$11,789	$11,126

Noninterest expenses increased $663,000, or 6.0% for the year ended December 31, 2010.  The increase in noninterest expense is due to an increase of $549,000 in salaries and employee benefits, a $257,000 increase in other expenses, a $65,000 increase in data processing and a $35,000 increase in building occupancy.  These increases were partially offset by a $230,000 decrease in FDIC assessments.  The increase in salaries and employee benefits was due to the addition of 6 full-time equivalent positions, annual merit based wage adjustments and other incentive based compensation costs.  The increase in other expenses is partially due to expenses related to the Company’s debit card rewards program, which was not in place for the most of 2009.  FDIC assessments decreased when compared to 2009 due to a special assessment of $165,000 levied during 2009, as well as adjustments made to reflect a change in the structure and amount of the regular regulatory assessment.  As a result of the Dodd-Frank Act and other Federal and State government regulatory initiatives, additional compliance costs are anticipated in the future.

Income Tax Expense

In 2010, the Company reported income tax expense of $1.0 million compared with $1.1 million in 2009.  The effective tax rate decreased to 28.7% in 2010 compared to a tax rate of 39.4% in 2009.  The consistency in income tax expense, despite the higher pretax income earned in 2010, was the result of the lower effective tax rate.  The Company’s tax rate has decreased primarily as a result of deferred tax asset valuation allowance adjustments recorded in the prior year, combined with an increase in tax-exempt income from the investment portfolio and the receipt of tax-exempt life insurance proceeds relating to the death benefit associated with coverage on a former director.  See Note 13 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 21% of the Company’s average earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments are classified as available for sale.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises, mortgage-backed securities, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2010, investment securities increased 17.2% to $87.5 million from $74.7 million at December 31, 2009.  There were no securities that exceeded 10% of consolidated shareholders’ equity.  See Note 3 to the consolidated financial statements for further discussion on securities.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

(In Thousands)	2010	2009
Investment Securities:
US treasury, agencies and GSEs	$20,023	$14,532
State and political subdivisions	18,979	8,928
Corporate	5,600	4,965
Residential mortgage-backed	37,246	36,940
Mutual funds	3,024	4,814
Equity securities	455	372
Other	-	2,203
Total investments in securities	$85,327	$72,754

Certain individual securities have been reclassified in the prior year table above to conform to the current year presentation.  The reclassifications had no effect on the total investment portfolios previously reported.

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2010. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$17,107	1.55%	$2,030	2.08%
State and political subdivisions	96	1.50%	2,195	2.33%	8,374	4.04%
Corporate	502	5.17%	3,126	5.13%	-	-
Total	598	4.58%	22,428	2.12%	10,404	3.65%
Mortgage-backed securities:
Residential mortgage-backed	264	4.10%	629	4.41%	5,639	3.53%
Total	264	4.10%	629	4.41%	5,639	3.53%
Other non-maturity investments:
Mutual funds	2,844	3.43%	-	-	-	-
Equity securities	450	2.03%	-	-	-	-
Total	3,294	2.96%	-	-	-	-
Total investment securities	$4,156	3.49%	$23,057	2.19%	$16,043	3.61%

	More Than Ten Years			Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$1,000	5.20%	$20,137	$20,023	1.78%
State and political subdivisions	8,562	4.56%	19,227	18,979	4.06%
Corporate	2,237	0.90%	5,865	5,600	3.52%
Total	11,799	3.92%	45,229	44,602	2.97%
Mortgage-backed securities:
Residential mortgage-backed	29,998	3.86%	36,530	37,246	3.82%
Total	29,998	3.86%	36,530	37,246	3.82%
Other non-maturity investments:
Mutual funds	-	-	2,844	3,024	3.43%
Equity securities	-	-	450	455	2.03%
Total	-	-	3,294	3,479	3.24%
Total investment securities	$41,797	3.88%	$85,053	$85,327	3.35%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Loans receivable represent 69% of the Company’s average earning assets and account for the greatest portion of total interest income.  The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories, and accounts receivable.  It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term.  Commercial and municipal loans comprise 14% of the total loan portfolio.  At December 31, 2010, 76% of the Company’s total loan portfolio consisted of loans secured by real estate, and 24% of the total loan portfolio consisted of commercial real estate loans.

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Residential real estate (1)	$147,722	$135,102	$136,218	$126,666	$118,494
Commercial real estate	69,060	62,250	55,061	45,490	40,501
Commercial and municipal	39,833	35,447	30,685	25,288	23,001
Home equity and junior liens	25,271	26,086	24,392	21,379	18,054
Consumer	3,410	3,580	3,516	3,926	3,159
Total loans receivable	$285,296	$262,465	$249,872	$222,749	$203,209

(1) Includes loans held for sale. (None at December 31, 2010, 2009, 2008 and 2007.)

The following table shows the amount of loans outstanding as of December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$22,103	$42,322	$4,635	$69,060
Residential real estate	12,195	24,912	110,615	147,722
	34,298	67,234	115,250	216,782
Other Commercial	31,890	7,312	631	39,833
Home Equity and junior liens	14,552	960	9,759	25,271
Consumer	643	2,342	425	3,410
Total loans	$81,383	$77,848	$126,065	$285,296

Interest rates:
Fixed	$6,439	$10,688	$121,083	$138,210
Variable	74,944	67,161	4,981	147,086
Total loans	$81,383	$77,849	$126,064	$285,296

Total loans receivable increased 8.7% when compared to the prior year.  Residential real estate loans increased $12.6 million, or 9.3%, during 2010.  The residential real estate portfolio consists of 74% fixed-rate mortgages and 26% adjustable-rate mortgages.  There was a 6% shift to fixed rate mortgages from adjustable rate mortgages when compared to the portfolio composition as of December 31, 2009.  The increase in the fixed rate mortgage portfolio resulted from increased demand for fixed rate products due to the historically low interest rate environment that was prevalent during 2010.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages.

Commercial real estate loans increased $6.8 million, or 10.9%, from the prior year as new loan products and relationships were added to the portfolio.

Commercial loans, including loans to municipalities, increased 12.4% over the prior year to $39.8 million at December 31, 2010.  The increase in commercial loans was primarily the result of new lending relationships with an expanding commercial customer base.  The Company has continued its efforts to transform its more traditional thrift balance sheet, which emphasized residential real estate lending, to a more diversified balance sheet, which includes a greater proportion of commercial lending products.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, decreased 3.3% to $28.6 million at December 31, 2010.  The decrease resulted from an decrease in home equity lines of credit as a result of the current market and economic conditions.

Non-performing Loans and Assets

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial real estate and commercial	$4,224	$1,021	$1,455	$521	$481
Consumer	365	111	254	150	125
Residential real estate	1,335	1,181	614	920	566
Total non-accrual loans	5,924	2,313	2,323	1,591	1,172
Total non-performing loans	5,924	2,313	2,323	1,591	1,172
Foreclosed real estate	375	181	335	865	471
Total non-performing assets	$6,299	$2,494	$2,658	$2,456	$1,643
Non-performing loans to total loans	2.08%	0.88%	0.93%	0.71%	0.57%
Non-performing assets to total assets	1.54%	0.67%	0.75%	0.77%	0.54%
Interest income that would have been recorded
under the original terms of the loans	$260	$113	$131	$71	$53

Total non-performing loans increased approximately $3.6 million at December 31, 2010, when compared to December 31, 2009.  The increase in non-performing loans was primarily the result of the delinquency of a small number of relatively large commercial loan relationships.  These large commercial relationships are monitored closely by management and met with on a regular basis to work out repayment plans and alternative strategies for collection.  It is management’s intention to work closely and patiently with the small business owners as they adapt to the new market dynamics.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  In response to recent trends and risk management the Bank has increased the provision for loan losses, maintaining the Company’s strict loan underwriting standards and carefully monitoring the performance of the loan portfolio.

The current level of non-performing assets would not have fallen outside of the Bank's historic level trends were it not for the inclusion of three large commercial relationships.  The increase in non-performing loans since December 31, 2009 is comprised of primarily these three large relationships totaling $3.2 million.   The largest of these relationships totals $2.2 million in non-performing loans at December 31, 2010.  Of the balance outstanding, approximately $2.0 million is secured by commercial real estate and equipment.    A current evaluation of the commercial real estate and equipment was obtained from a third party in June 2010.  Management believes that the appraised fair value of the underlying collateral, discounted for selling costs, along with the associated guarantees of business principals and the existing allowance provided against these loans of $313,600, are adequate to cover the carrying amounts of the loans.  During the third quarter of 2010, two other relatively large commercial relationships, with a combined loan balance of approximately $1.0 million, became non-performing.  Both lending relationships are secured by commercial real estate and equipment, as well as personal and SBA guarantees.  Management believes that the collateral securing these loans, along with the guarantees of either business principals or government entities, and the existing allowance specifically allocated for the loans of $42,400, are adequate to cover the carrying amounts of the loans.

Appraisals are obtained at the time a real estate secured loan is originated.  Collateral is reevaluated should the loan become 45 days delinquent to best determine the bank’s level of exposure.  For commercial real estate held as collateral, the property is inspected every two years.  When evaluating our ability to collect from secondary sources, appraised values are adjusted to reflect the age of appraisal, the condition of the property, the current local real estate market, and cost to sell.  Properties are re-appraised when our evaluation of the current property condition and the local real estate market suggests values may not be accurate.

The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 or more and are still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At December 31, 2010 and 2009, the Company had $7.0 million and $3.2 million in loans, which were deemed to be impaired, having valuation allowances of $1.1 million and $79,000, respectively.

Management has identified additional potential problem loans totaling $3.5 million as of December 31, 2010, compared to $5.0 million in potential problem loans as of December 31, 2009.  These loans have been internally classified as special mention or substandard, yet are not currently considered past due, impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future past due reporting. Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

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

Allowance for Loan Losses

The allowance for loan losses is established through charges to expense in the form of a provision for loan losses and reduced by loan charge-offs net of recoveries.  The allowance for loan losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.  The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio, which includes a review of the balances and composition of the loan portfolio as well as analyzing the level of delinquencies in each segment of the loan portfolio.  The Company uses a general allocation method for the residential real estate and consumer loan pools, based upon a methodology that uses loss factors applied to loan balances and reflects actual loss experience, delinquency trends and current economic conditions.  The Company individually reviews commercial real estate and commercial loans greater than $150,000 that are not accruing interest and that are risk rated under the Company’s risk rating system as special mention, substandard, doubtful or loss to determine if the loans require an allowance for impairment.  Large residential real estate loans may also be included in this individual loan review.  If impairment is noted, the Company establishes a specific allocation.  The specific allocation is determined based on the most recent valuation of the loan’s collateral and the customer’s ability to pay.  For all other commercial real estate and commercial loans, the Company uses the general allocation method that establishes an allowance for each risk-rating category.  The general allocation method for commercial real estate and commercial loans considers the same factors that are considered when evaluating residential real estate and consumer loan pools.  The allowance for loan losses reflects management’s best estimate of probable loan losses at December 31, 2010.

The allowance for loan losses at December 31, 2010 and 2009 was $3.6 million and $3.1 million, or 1.28% and 1.17% of total period end loans, respectively.Net loan charge-offs were $480,000 during 2010, as compared to $270,000 in 2009.  The majority of the increase in current year charge-off activity is the result of the write off of a $200,000 loan that was part of the largest non-performing commercial relationship previously discussed.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2010		2009		2008		2007		2006
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$750	51.8%	$763	51.5%	$679	54.5%	$464	56.9%	$172	58.3%
Commercial real estate	1,204	24.2%	1,009	23.7%	907	22.0%	614	20.4%	628	19.9%
Commercial and municipal	1,083	13.9%	864	13.5%	505	12.3%	342	11.3%	357	11.3%
Home equity and junior liens	424	8.9%	390	9.9%	333	9.8%	239	9.6%	289	8.9%
Consumer loans	89	1.2%	76	1.4%	48	1.4%	44	1.8%	50	1.6%
Unallocated	98		(24)		-		-		-
Total	$3,648	100.0%	$3,078	100.0%	$2,472	100.0%	$1,703	100.0%	$1,496	100.0%

The following table sets forth the allowance for loan losses for the periods indicated, and related ratios.

(In thousands)	2010	2009	2008	2007	2006
Balance at beginning of year	$3,078	$2,472	$1,703	$1,496	$1,679
Provisions charged to operating expenses	1,050	876	820	365	23
Recoveries of loans previously charged-off:
Commercial real estate and commercial	55	-	17	-	-
Consumer	36	20	30	27	18
Residential real estate	19	3	-	23	4
Total recoveries	110	23	47	50	22
Loans charged off:
Commercial real estate and commercial	(385)	(74)	(46)	(85)	(114)
Consumer	(157)	(134)	(52)	(77)	(89)
Residential real estate	(48)	(85)	-	(46)	(25)
Total charged-off	(590)	(293)	(98)	(208)	(228)
Net charge-offs	(480)	(270)	(51)	(158)	(206)
Balance at end of year	$3,648	$3,078	$2,472	$1,703	$1,496
Net charge-offs to average loans outstanding	0.18%	0.11%	0.02%	0.08%	0.11%
Allowance for loan losses to year-end loans	1.28%	1.17%	0.99%	0.76%	0.74%

Deposits

The Company’s deposit base is drawn from seven full-service offices in its market area and will expand to include an eighth office opened in Cicero, New York on February 1, 2011.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings and time deposits. During 2010, 57% of the Company's average deposit base of $317.9 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings.  In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, will seek business growth by focusing on its local identification and service excellence.  Pathfinder Commercial Bank had an average balance of $47.4 million in municipal deposits in 2010, primarily concentrated in money market deposit accounts.

Average deposits increased $29.4 million, or 10.2%, when compared to 2009.  The increase in average deposits primarily related to a $7.1 million increase in the average balance of municipal deposits and a $22.3 million increase in retail deposits.

The Company's average deposit mix in 2010, as compared to 2009, reflected a similar product line composition.   The Company's average demand deposits, both interest and noninterest bearing accounts, represented 18% of total average deposits for 2010 and 2009.  The Company's average MMDA accounts, which grew 43% in 2010, represented 16% of total deposits for 2010 and 12% for 2009. Savings accounts and money management accounts remained consistent at 19% and 4% of average deposits, respectively, for both 2010 and 2009.  The Company’s time deposit accounts represented 43% of total deposits for 2010 and 47% for 2009. The Company promotes its MMDA accounts by offering competitive rates to retain existing and attract new customers.

At December 31, 2010, time deposits in excess of $100,000 totaled $57.4 million, or 40%, of time deposits and 18% of total deposits.  At December 31, 2009, these deposits totaled $53.4 million, or 38% of time deposits and 18% of total deposits.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010:

(In thousands)
Remaining Maturity:
Three months or less	$18,839
Three through six months	8,039
Six through twelve months	10,771
Over twelve months	19,746
Total	$57,395

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  At December 31, 2010, there were $13.0 million in short-term borrowings outstanding.  There were no short-term borrowings outstanding at December 31, 2009.

The following table represents information regarding short-term borrowings during 2010, 2009 and 2008:

(Dollars in thousands)	2010	2009	2008
Maximum outstanding at any month end	$13,000	$1,400	$23,795
Average amount outstanding during the year	745	1,724	14,151
Average interest rate during the year	0.47%	1.84%	2.85%

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and Citi Group and junior subordinated debentures.  Long-term borrowed funds and junior subordinated debentures totaled $33.2 million at December 31, 2010 as compared to $41.2 million at December 31, 2009.

Capital

Shareholders' equity at December 31, 2010, was $30.6 million as compared to $29.2 million at December 31, 2009.  The Company added $2.5 million to retained earnings through net income.  The increase in retained earnings was offset by an increase of $514,000 in accumulated other comprehensive loss, which increased to $1.9 million from $1.4 million at December 31, 2009. Unrealized holding losses on securities, net of tax, resulted in an increase in accumulated other comprehensive loss of $85,000.  In addition, unrealized losses on the interest rate derivative, net of tax expense, added $66,000 and retirement plan losses and transition obligation amortization, net of tax expense, added $363,000 to accumulated other comprehensive loss.  Common stock dividends declared reduced capital by $298,000.   Preferred stock dividends paid to the United States Treasury, under the terms of the agreement entered into in 2009 as part of the Company’s $6.8 million participation in the Capital Purchase Plan, reduced capital by $339,000.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2010, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.  As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with anticipated heightened capital standards required by state and federal regulation. See note 17 to the consolidated financial statements for further discussion on regulatory capital requirements.

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

The Company has a number of existing credit facilities.  Total credit available under the existing lines is approximately $93 million.  At December 31, 2010, the Company had $41 million outstanding under existing credit facilities with $52 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2010, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2010, the Company had $30.1 million in outstanding commitments to extend credit and standby letters of credit.  See Note 15 in the accompanying consolidated financial statements.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Dodd-Frank Act that exempts the Company from such attestation and requires only management’s report.

/s/ Thomas W. Schneider	/s/ James A. Dowd
Thomas W. Schneider	James A. Dowd
President & Chief Executive Officer	Senior Vice President and Chief Financial Officer

Oswego, New York
March 24, 2011

[Missing Graphic Reference]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Pathfinder Bancorp, Inc.

Oswego, New York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010.  Pathfinder Bancorp, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

[Missing Graphic Reference]

Syracuse, New York
March 24, 2011

CONSOLIDATED STATEMENTS OF CONDITION

December 31,
(In thousands, except share data)	2010	2009
ASSETS:
Cash and due from banks	$6,366	$8,678
Interest earning deposits	7,397	5,953
Total cash and cash equivalents	13,763	14,631
Investment securities, at fair value	85,327	72,754
Federal Home Loan Bank stock, at cost	2,134	1,899
Loans	285,296	262,465
Less: Allowance for loan losses	3,648	3,078
Loans receivable, net	281,648	259,387
Premises and equipment, net	9,432	7,173
Accrued interest receivable	1,709	1,482
Foreclosed real estate	375	181
Goodwill	3,840	3,840
Bank owned life insurance	6,915	6,956
Other assets	3,402	3,389
Total assets	$408,545	$371,692

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$295,786	$269,539
Noninterest-bearing	30,716	27,300
Total deposits	326,502	296,839
Short-term borrowings	13,000	0
Long-term borrowings	28,000	36,000
Junior subordinated debentures	5,155	5,155
Other liabilities	5,296	4,460
Total liabilities	377,953	342,454
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference; 1,000,000 shares authorized; 6,771 shares issued and outstanding	6,225	6,101
Common stock, par value $0.01; authorized 10,000,000 shares; 2,972,119 and 2,484,832 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,615	8,615
Retained earnings	24,163	22,419
Accumulated other comprehensive loss	(1,939)	(1,425)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	30,592	29,238
Total liabilities and shareholders' equity	$408,545	$371,692

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,
(In thousands, except per share data)	2010	2009
Interest and dividend income:
Loans, including fees	$15,319	$14,815
Debt securities:
Taxable	2,329	2,603
Tax-exempt	264	43
Dividends	220	339
Federal funds sold and interest earning deposits	7	6
Total interest income	18,139	17,806
Interest expense:
Interest on deposits	3,409	4,434
Interest on short-term borrowings	4	32
Interest on long-term borrowings	1,395	1,563
Total interest expense	4,808	6,029
Net interest income	13,331	11,777
Provision for loan losses	1,050	876
Net interest income after provision for loan losses	12,281	10,901
Noninterest income:
Service charges on deposit accounts	1,375	1,496
Earnings and gains on bank owned life insurance	434	225
Loan servicing fees	206	233
Losses on impairment of investment securities	-	(693)
Net gains on sales and redemptions of investment securities	211	805
Net (losses) gains on sales of loans and foreclosed real estate	(45)	54
Debit card interchange fees	316	280
Other charges, commissions & fees	523	490
Total noninterest income	3,020	2,890
Noninterest expense:
Salaries and employee benefits	6,126	5,577
Building occupancy	1,281	1,246
Data processing	1,372	1,307
Professional and other services	831	844
FDIC assessments	515	745
Other expenses	1,664	1,407
Total noninterest expenses	11,789	11,126
Income before income taxes	3,512	2,665
Provision for income taxes	1,007	1,050
Net income	2,505	1,615
Preferred stock dividends and discount accretion	462	96
Net income available to common shareholders	$2,043	$1,519

Earnings per common share - basic	$0.82	$0.61
Earnings per common share - diluted	$0.82	$0.61
Dividends per common share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238
Comprehensive income:
Net income				2,505			2,505
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities
available for sale (net of $56 tax benefit)					(85)		(85)
Unrealized holding loss on financial
derivative (net of $44 tax benefit)					(66)		(66)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $242 tax benefit)					(363)		(363)
Total comprehensive income							1,991
Preferred stock discount accretion	124			(124)			-
Preferred stock dividends				(339)			(339)
Common stock dividends declared ($0.12 per share)				(298)			(298)
Balance, December 31, 2010	$6,225	$30	$8,615	$24,163	$(1,939)	$(6,502)	$30,592

Balance, January 1, 2009	$-	$30	$7,909	$21,198	$(3,140)	$(6,502)	$19,495
Comprehensive income:
Net income				1,615			1,615
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $371 tax expense)					1,302		1,302
Retirement plan net gains and transition
obligation recognized in plan expenses
(net of $275 tax expense)					413		413
Total comprehensive income							3,330
Preferred stock and
common stock warrants issued	6,065		706				6,771
Preferred stock discount accretion	36			(36)			-
Preferred stock dividends				(60)			(60)
Common stock dividends declared ($0.12 per share)				(298)			(298)
Balance, December 31, 2009	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$2,505	$1,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	876
Deferred income tax expense	263	704
Proceeds from sales of loans	264	9,659
Originations of loans held-for-sale	(256)	(9,540)
Realized losses (gains) on sales of:
Real estate acquired through foreclosure	53	65
Loans	(8)	2
Premises and equipment	1	(119)
Available-for-sale investment securities	(211)	(805)
Impairment write-down on available-for-sale securities	-	693
Depreciation	644	657
Amortization of mortgage servicing rights	28	32
Amortization of deferred loan costs	230	240
Earnings on bank owned life insurance	(279)	(225)
Realized gain on proceeds from bank owned life insurance	(155)	-
Net amortization of premiums and discounts on investment securities	319	254
(Increase) decrease in accrued interest receivable	(227)	196
Net change in other assets and liabilities	163	(3,203)
Net cash provided by operating activities	4,384	1,101
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(60,459)	(43,666)
Net (purchases of) proceeds from the redemption of Federal Home Loan Bank stock	(235)	650
Proceeds from maturities and principal reductions of investment securities available-for-sale	37,431	22,151
Proceeds from sale of:
Available-for-sale investment securities	10,206	22,430
Real estate acquired through foreclosure	210	498
Premises and equipment	24	1
Proceeds from bank owned life insurance	474	-
Net increase in loans	(24,001)	(13,488)
Purchase of premises and equipment	(2,928)	(383)
Net cash used in investing activities	(39,278)	(11,807)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	36,753	18,129
Net (decrease) increase in time deposits	(7,090)	9,272
Net proceeds from (repayments on) short-term borrowings	13,000	(17,575)
Payments on long-term borrowings	(12,000)	(5,400)
Proceeds from long-term borrowings	4,000	7,000
Proceeds from the issuance of preferred stock and common stock warrants	-	6,771
Cash dividends paid to preferred shareholders	(339)	(60)
Cash dividends paid to common shareholders	(298)	(478)
Net cash provided by financing activities	34,026	17,659
(Decrease) increase in cash and cash equivalents	(868)	6,953

Cash and cash equivalents at beginning of period	14,631	7,678
Cash and cash equivalents at end of period	$13,763	$14,631
CASH PAID DURING THE PERIOD FOR:
Interest	$4,845	$6,051
Income taxes	403	524
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	460	385

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Bank has three wholly owned operating subsidiaries, Pathfinder Commercial Bank, Whispering Oaks Development Corp. and Pathfinder REIT, Inc. All inter-company accounts and activity have been eliminated in consolidation.  The Company has seven offices located in Oswego County and a new branch, which opened for business on February 1, 2011 in  northern Onondaga County.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and in investment securities.

Pathfinder Bancorp, M.H.C., (the “Holding Company”) a mutual holding company whose activity is not included in the accompanying financial statements, owns approximately 63.7% of the outstanding common stock of the Company.  Salaries and employee benefits approximating $113,000 were allocated from the Company to the Holding Company during 2009.  No personnel expense was allocated to the Holding Company in 2010.  The Holding Company recorded $24,000 as rental income from the Bank in 2010 and $15,000 for 2009.  As of December 31, 2010, the Bank had a loan receivable from the Holding Company of $1,217,000.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising costs included in other operating expenses were $268,000 and $353,000 for the years ended December 31, 2010 and 2009, respectively.  The advertising expense in 2009 was higher as a result of marketing efforts associated with the Bank’s celebration of 150 years of operation.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of cost or fair value.  Fair value is determined in the aggregate.  There were no loans held-for-sale or forward commitments outstanding as of December 31, 2010 and 2009.

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

Loans

The Company grants mortgage, commercial and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for loan losses and plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.  Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans.  The residential mortgage segment consists of one-to-four family first-lien residential mortgages and construction loans.  Commercial loans consist of the following classes: real estate, other commercial and industrial, lines of credit and municipal loans.  Consumer loans include both home equity lines of credit and loans with junior liens and other consumer loans.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans.  The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results.  Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan.

The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors.  The qualitative factors include:
▪	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices
▪	National, regional and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans
▪	Nature and volume of the portfolio and terms of the loans
▪	Experience, ability and depth of the lending management and staff
▪	Volume and severity of past due, classified and non-accrual loans, as well as other loan modifications
▪	Quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors
Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

Each portfolio class carries its own risk characteristics.  Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise approximately 85% of the portfolio in both 2010 and 2009.  Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  Impairment is measured on a loan-by-loan basis for commercial real estate loans and other commercial or industrial loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.

An allowance for loan loss is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, account receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans, home equity and other consumer loans for impairment disclosures, unless such loans have significant balances or they are the subject to a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in the interest rate or an extension of a loan’s stated maturity date.  Loans classified as troubled debt restructurings are designated as impaired and evaluated as discussed above.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of the collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise on all loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of debt.  They include loans that are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged.  Loans classified as doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as loss are considered uncollectible and are charged to the allowance for loan losses.  Loans that are not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Income Recognition on Impaired and Non-accrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income.  Interest received on non-accrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

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

Foreclosed Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated disposal costs. Fair value is determined based on a current appraisal and inspection.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Write downs of, and expenses related to, foreclosed real estate holdings are included in other noninterest expense and were $219,000 and $90,000 in 2010 and 2009, respectively.  The increase in the expenses related to foreclosed property is largely due to one commercial property.

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually for impairment.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of transfer and are amortized in proportion to and over the period of estimated net servicing income or loss.  The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.  No options were granted during 2010 or 2009, and all outstanding options were fully vested on January 1, 2006 and, accordingly, there was no impact on the Company’s results of operations for the periods presented.

Retirement Benefits

The Company has established tax qualified retirement plans covering substantially all full-time employees and certain part-time employees.  Pension expense under these plans is charged to current operations and consists of several components of net pension cost based on various actuarial assumptions regarding future experience under the plans.

Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  Plan assets and obligations are measured as of the Company’s statement of condition date.

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

Earnings per Common Share

Basic earnings per common share are computed by dividing net income, after preferred stock dividends and preferred stock discount accretion, by the weighted average number of common shares outstanding throughout each year.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options using the treasury stock method.

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

The components of other comprehensive (loss) income and the related tax effect for the years ended December 31, are as follows:

(In thousands)	2010	2009
Unrealized holding (losses) gains on securities available for sale:
Unrealized holding gains (losses) arising during the period	$70	$1,785
Reclassification adjustment for net gains included in net income	(211)	(112)
Net unrealized gains on securities available for sale	(141)	1,673
Unrealized holding losses on financial derivative:
Unrealized holding losses arising during the period	(170)	-
Reclassification adjustment for interest expense included in net income	60
Net unrealized losses on financial derivative	(110)	-
Defined benefit pension and post retirement plans:
Additional plan (losses) gains	(823)	409
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	218	279
Net change in defined benefit plan	(605)	688
Other comprehensive income before tax	(856)	2,361
Tax effect	342	(646)
Other comprehensive (loss) income	$(514)	$1,715

The components of accumulated other comprehensive loss, net of related tax effects, at December 31, are as follows:

(In thousands)	2010	2009
Unrealized gains on securities available for sale (net of tax
expense 2010 - $110; 2009 - $166)	$164	$249
Unrealized losses on financial derivative (net of tax
benefit 2010 - $44)	(66)	-
Net pension losses and past service liability (net of tax
benefit 2010 - $1,334; 2009 - $1,100)	(2,001)	(1,649)
Net post-retirement losses and past service liability (net of tax
benefit 2010 - $25; 2009 - $17)	(36)	(25)
	$(1,939)	$(1,425)

Reclassifications

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
▪	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
▪	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
▪
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

▪	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard has been adopted and did not have an impact on the Company.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 was effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company no longer pools loans and holds one single asset that consists of a very small number of individual loans.  The adoption of this standard did not have an impact on the Company.

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.
This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.   The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  This update  has been adopted and required the Company to provide additional disclosures related to loan receivables and credit quality.

The FASB has issued ASU 2011-01, which amends ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods ending on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The deferral in this amendment is effective upon issuance.

NOTE 3: INVESTMENT SECURITIES – AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$20,137	$139	$(253)	$20,023
State and political subdivisions	19,227	174	(422)	18,979
Corporate	5,865	228	(493)	5,600
Residential mortgage-backed - agency	35,714	934	(239)	36,409
Residential mortgage-backed - private label	816	21	-	837
Total	81,759	1,496	(1,407)	81,848
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,532	26	-	1,558
Large cap equity fund	1,129	93	-	1,222
Other mutual funds	183	61	-	244
Common stock - financial services industry	450	5	-	455
Total	3,294	185	-	3,479
Total investment securities	$85,053	$1,681	$(1,407)	$85,327

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$14,528	$30	$(26)	$14,532
State and political subdivisions	8,989	20	(81)	8,928
Corporate	5,333	194	(562)	4,965
Residential mortgage-backed - agency	34,838	989	(144)	35,683
Residential mortgage-backed - private label	1,286	-	(29)	1,257
Total	64,974	1,233	(842)	65,365
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	2,519	-	-	2,519
Large cap equity fund	2,088	-	-	2,088
Other mutual funds	183	24	-	207
Common stock - financial services industry	372	-	-	372
Total	5,162	24	-	5,186
Other investments	2,203	-	-	2,203
Total investment securities	$72,339	$1,257	$(842)	$72,754

The amortized cost and estimated fair value of debt investments at December 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$598	$611
Due after one year through five years	22,428	22,565
Due after five years through ten years	10,404	10,334
Due after ten years	11,799	11,092
Mortgage-backed securities	36,530	37,246
Totals	$81,759	$81,848

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(253)	$9,260	$-	$-	$(253)	$9,260
State and political subdivisions	(422)	10,173	-	-	(422)	10,173
Corporate	-	-	(493)	1,473	(493)	1,473
Residential mortgage-backed - agency	(239)	8,861	-	-	(239)	8,861
	$(914)	$28,294	$(493)	$1,473	$(1,407)	$29,767

	December 31, 2009
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(26)	$4,996	$-	$-	$(26)	$4,996
State and political subdivisions	(81)	2,988	-	-	(81)	2,988
Corporate	-	-	(562)	1,402	(562)	1,402
Residential mortgage-backed - agency	(144)	8,954	-	-	(144)	8,954
Residential mortgage-backed - private label	(5)	711	(24)	545	(29)	1,256
	$(256)	$17,649	$(586)	$1,947	$(842)	$19,596

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. Normally, the gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.  All OTTI charges have been credit-related to date, and therefore no offset has been presented on the consolidated statements of income.

At December 31, 2010, eight U.S. government agency and GSE bonds are in unrealized loss positions. Three of these holdings are callable agency bullet bonds issued by the Federal Home Loan Bank and the Federal National Mortgage Association.  All three are AAA rated by Moody’s and S&P.   One bond has been in an unrealized loss position for three months with an unrealized loss of 2.9% of the current carrying value. The second bond has been in an unrealized loss position for two months with an unrealized loss of 2.6% of the current carrying value. The third bond has been in an unrealized loss position for one month and has an unrealized loss of 6.2%. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No OTTI is deemed present on these securities.  Of the remaining five government agency  and GSE bonds currently in unrealized loss positions, only one has been in an unrealized loss position for more than one month.  The largest unrealized loss on these bonds is 2.8% of the current carrying value. All five positions are AAA rated.  No OTTI is deemed present on these securities.

At December 31, 2010, 15 state and political subdivision securities are in unrealized loss positions. Two of the securities represent taxable offerings issued by Ennis Texas Economic Development Corp and the city of Columbus, Ohio.  The securities are AA+, and AAA rated by S&P respectively.  The Ennis Texas position is insured with an underlying rating of A-.    The maximum unrealized loss for any of the thirteen remaining state and political holdings is less than 5% of the related book value and only two of these holdings have been in unrealized loss positions for more than two months.  Municipal valuations have been negatively impacted by a 60 – 80 basis point increase in the longer term portion of the municipal bond yield curve over the past 2 months. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No other than temporary impairment is deemed present on these securities.

At December 31, 2010, two corporate securities were in unrealized loss positions and represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $985,000 and a fair value of $781,000. The Bank of America floating rate trust-preferred security has a carrying value of $981,000 and a fair value of $691,000.  The securities are rated A2 and Baa3 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR. These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 16 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Eight government agency and government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of December 31, 2010.  The securities were issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  The unrealized losses have been in place for three months or less.  All securities are AAA rated. The unrealized losses relates principally to changes in interest rates subsequent to the acquisition of the specific security.    No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. The Company holds one equity security that had a fair value less than the carrying value at December 31, 2010.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $1,000.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the years ended December 31:

(In thousands)	2010	2009
Beginning balance – January 1	$875	$875
Initial credit impairment	-	298
Subsequent credit impairments	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	(298)
Reductions for securities sold	-	-
Reductions for increases in cash flows expected to be collected	-	-
Ending balance - December 31	$875	$875

Gross realized gains (losses) on sales, redemptions, and impairment of securities for the year ended December 31 are detailed below:

(In thousands)	2010	2009
Realized gains	$212	$814
Realized losses	(1)	(9)
Other than temporary impairment	-	(693)
	$211	$112

As of December 31, 2010 and December 31, 2009, securities with an amortized cost of $47.5 million and $45.7 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its mortgage-backed securities portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in these types of loans.

NOTE 4: LOANS

Major classifications of loans at December 31, are as follows:

(In thousands)	2010	2009
Residential mortgage loans:
1-4 family first-lien residential mortgages	$143,661	$131,929
Construction	3,569	2,399
	147,230	134,328
Commercial loans:
Real estate	69,042	62,229
Lines of credit	14,122	12,827
Other commercial and industrial	20,779	18,966
Municipal loans	4,826	3,654
	108,769	97,676
Consumer loans:
Home equity and junior liens	25,168	26,086
Other consumer	3,411	3,580
	28,579	29,666
Total loans	284,578	261,670
Net deferred loan costs	718	795
Less allowance for loan losses	(3,648)	(3,078)
Loans receivable, net	$281,648	$259,387

The Company grants residential mortgage, commercial and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

Loan Origination / Risk Management
The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans.  Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

The loan portfolio is segregated into risk rating categories based on the borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate.  The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified as loss are considered uncollectible and are charged to the allowance for loan loss.  Loans not classified are rated pass. See further discussion of risk ratings in Note 1.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2010:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$138,435	$1,725	$3,501	$-	$143,661
Construction	3,569	-	-	-	3,569
	142,004	1,725	3,501	-	147,230
Commercial loans:
Real estate	63,834	524	4,684	-	69,042
Lines of credit	13,280	28	814	-	14,122
Other commercial and industrial	19,857	163	759	-	20,779
Municipal loans	4,826	-	-	-	4,826
	101,797	715	6,257	-	108,769
Consumer loans:
Home equity and junior liens	23,559	316	1,293		25,168
Other consumer	3,271	30	110		3,411
	26,830	346	1,403	-	28,579
Total loans	$270,631	$2,786	$11,161	$-	$284,578

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated parties and do not involve more than normal risk of collectibility.

The following represents the activity associated with loans to related parties during the year ended December 31, 2010:

(In thousands)
Balance at the beginning of the year	$5,882
Originations	957
Principal payments	(833)
Charged-off	(196)
Balance at the end of the year	$5,810

The related loan charge-off is on a commercial loan made to an affiliate of one of the directors.  Although the loan was secured with receivables and inventory, the value of that collateral is minimal and collection is questionable.  The loan has been charged off due to the poor financial condition of the company that is the primary borrower, and the minimal collateral value, but collection efforts continue with the guarantors of the loan.  The director and four other business principals guarantee this loan, as well as another $1.6 million non-performing loan in the relationship.  Management believes that the appraised fair value of the underlying collateral, discounted for selling costs, along with the associated guarantees of business principals and the existing allowance provided against these loans, are adequate to cover potential losses that may occur.

Non-accrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010, was as follows:

	30-59 Days	60-89 Days	Over	Total		Total Loans
(In thousands)	Past Due	Past Due	90 Days	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,045	$1,078	$1,335	$4,458	$139,203	$143,661
Construction	-	-	-	-	3,569	3,569
	2,045	1,078	1,335	4,458	142,772	147,230
Commercial loans:				-		-
Real estate	238	908	3,680	4,826	64,216	69,042
Lines of credit	205	-	69	274	13,848	14,122
Other commercial and industrial	734	301	475	1,510	19,269	20,779
Municipal loans	-	-	-	-	4,826	4,826
	1,177	1,209	4,224	6,610	102,159	108,769
Consumer loans:				-		-
Home equity and junior liens	586	371	303	1,260	23,908	25,168
Other consumer	15	7	62	84	3,327	3,411
	601	378	365	1,344	27,235	28,579
Total loans	$3,823	$2,665	$5,924	$12,412	$272,166	$284,578

Year-end non-accrual loans, segregated by class of loan, were as follows:

(In thousands)	2010	2009
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,335	$1,181
Construction	-	-
	1,335	1,181
Commercial loans:
Real estate	3,680	892
Lines of credit	69	-
Other commercial and industrial	475	129
Municipal loans	-	-
	4,224	1,021
Consumer loans:
Home equity and junior liens	303	111
Other consumer	62	-
	365	111
Total non-accrual loans	$5,924	$2,313

There were no loans past due ninety days or more and still accruing interest at December 31, 2010 or 2009.

Impaired Loans

The following table summarizes impaired loans information by portfolio class as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 family first-lien residential mortgages	$185	$185	$-	$441	$14
Residential mortgage construction	-	-	-	-	-
Commercial real estate	1,919	1,919	-	2,288	91
Commercial lines of credit	-	-	-	-	-
Other commercial and industrial	96	96	-	73	13
Municipal	-	-	-	-	-
Home equity and junior liens	411	411	-	119	16
Other consumer	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,215	1,215	255	682	61
Residential mortgage construction	-	-	-	-	-
Commercial real estate	2,233	2,322	352	1,262	18
Commercial lines of credit	300	300	300	275	10
Other commercial and industrial	346	346	78	225	4
Municipal	-	-	-	-	-
Home equity and junior liens	252	252	110	59	8
Other consumer	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,400	1,400	255	1,123	75
Residential mortgage construction	-	-	-	-	-
Commercial real estate	4,152	4,241	352	3,550	109
Commercial lines of credit	300	300	300	275	10
Other commercial and industrial	442	442	78	298	17
Municipal	-	-	-	-	-
Home equity and junior liens	663	663	110	178	24
Other consumer	-	-	-	-	-
	$6,957	$7,046	$1,095	$5,424	$235

As of December 31, 2009, the total recorded investment in impaired loans was $3.2 million, of which $986,000 had a related allowance for loan losses of $79,000 and $2.3 million had no related allowance for loan losses.  The average recorded investment in impaired loans for the year ended December 31, 2009 was $2.9 million.  Total interest recognized on impaired loans was $159,000 for the year ended December 31, 2009.

There was no interest recognized using the cash-basis method of accounting for the years ended December 31, 2010 or 2009.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the year ended December 31, 2010 are summarized as follows:

	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$763	$-	$1,009	$376	$486
Charge-offs	(48)	-	(162)	(196)	(27)
Recoveries	19	-	55		-
Provisions	16	-	302	399	42
Ending balance	$750	$-	$1,204	$579	$501
Ending balance: individually
evaluated for impairment	$255	$-	$352	$300	$78
Ending balance: collectively
evaluated for impairment	$495	$-	$852	$279	$423
Loans receivables:
Ending balance	$143,661	$3,569	$69,042	$14,122	$20,779
Ending balance: individually
evaluated for impairment	$1,400	$-	$4,152	$300	$442
Ending balance: collectively
evaluated for impairment	$142,261	$3,569	$64,890	$13,822	$20,337

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2	$390	$76	$(24)	$3,078
Charge-offs	-	(76)	(81)	-	(590)
Recoveries	-	5	31	-	110
Provisions	1	105	63	122	1,050
Ending balance	$3	$424	$89	$98	$3,648
Ending balance: individually
evaluated for impairment	$-	$110	$-	$-	$1,095
Ending balance: collectively
evaluated for impairment	$3	$314	$89	$98	$2,553
Loans receivables:
Ending balance	$4,826	$25,168	$3,411		$284,578
Ending balance: individually
evaluated for impairment	$-	$663	$-		$6,957
Ending balance: collectively
evaluated for impairment	$4,826	$24,505	$3,411		$277,621

Changes in the allowance for loan losses for the year ended December 31, 2009 are summarized as follows:

(In thousands)	2009
Balance at beginning of year	$2,472
Recoveries credited:
Commercial	-
Mortgage	3
Consumer	20
Total recoveries	23
Loans charged-off:
Commercial	(74)
Mortgage	(85)
Consumer	(134)
Total charged-off	(293)
Net charge-offs	(270)
Provision for loan losses	876
Balance at end of year	$3,078

NOTE 6: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $37,746,000 and $46,225,000 at December 31, 2010 and 2009, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2010 and 2009, was $35,000 and $61,000, respectively.

The following summarizes mortgage-servicing rights capitalized and amortized:

(In thousands)	2010	2009
Mortgage servicing rights capitalized	$2	$78
Mortgage servicing rights amortized	$28	$32

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2010	2009
Land	$1,226	$1,226
Buildings	7,181	7,100
Furniture, fixtures and equipment	7,531	7,342
Construction in progress	2,761	155
	18,699	15,823
Less: Accumulated depreciation	9,267	8,650
	$9,432	$7,173

The increase in premises and equipment is the result of the construction of the new branch location in Cicero, New York and the remodeling of the main branch lobby in Oswego, New York.

NOTE 8: GOODWILL

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment. Management performs an annual valuation of the Company’s goodwill to determine whether or not any impairment of the carrying value may exist. This valuation utilizes a three-step approach to determine three potential fair values, which are then weighted based upon their level in the fair value hierarchy to determine the fair value of the reporting unit for the impairment calculation. For purposes of this valuation, management considers the Company and its subsidiaries as a whole to be the reporting unit. Based on the results of this testing, management has determined that the carrying value of goodwill is not impaired as of December 31, 2010 and 2009.

NOTE 9: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2010	2009
Savings accounts	$55,966	$52,663
Time accounts	85,240	87,805
Time accounts over $100,000	57,395	53,421
Money management accounts	12,593	11,327
MMDA accounts	54,799	35,788
Demand deposit interest-bearing	26,449	25,367
Demand deposit noninterest-bearing	30,716	27,300
Mortgage escrow funds	3,344	3,168
	$326,502	$296,839

At December 31, 2010, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2011	$83,142
2012	13,325
2013	14,712
2014	26,194
2015	1,841
Thereafter	3,421
$142,635

NOTE 10: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31, is as follows:

(In thousands)	2010	2009
Short-term:
FHLB Advances	$13,000	$-
Long-term:
FHLB advances	$23,000	$31,000
Citigroup Repurchase agreements	5,000	5,000
Total long-term borrowings	$28,000	$36,000

The principal balances, interest rates and maturities of the above fixed rate borrowings at December 31, 2010 is as follows:

Term	Principal	Rates
(Dollars in thousands)
Short-term advances with FHLB	$13,000	0.36%-0.68%
Long-term:
Repurchase agreements (due in 2013)	$5,000	2.95%
Advances with FHLB
due within 1 year	6,000	2.33%-4.19%
due within 2 years	4,000	2.70%-4.91%
due within 3 years	4,000	4.46%-4.53%
due within 4 years	5,000	2.85%-3.07%
due within 5 years	2,000	2.79%
due within 7 years	2,000	2.56%
Total advances with FHLB	23,000
Toal long-term borrowings	$28,000

The repurchase agreement with Citi Group is collateralized by certain investment securities having a carrying value of $6,569,000 at December 31, 2010.  The collateral is under the Company’s control.  The Company also has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $71,080,000 and FHLB stock with a carrying value of $2,134,000 have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $6.1 million line of credit available at December 31, 2010 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has an $11.0 million line of credit available with three other correspondent banks. $4.0 million of that line of credit is available on an unsecured basis and the remaining $7.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision.  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 1.65% (1.94% at December 31, 2010) with a five-year call provision.  The Company guarantees all of these securities.

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

NOTE 11:  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION AND SUPPLEMENTAL RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. In addition, the Company provides certain health and life insurance benefits for a limited number of eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligations at beginning of year	$6,095	$5,493	$332	$369
Service cost	261	228	-	3
Interest cost	376	332	20	22
Actuarial loss (gain)	954	188	37	(38)
Benefits paid	(147)	(146)	(25)	(24)
Benefit obligations at end of year	7,539	6,095	364	332
Change in plan assets:
Fair value of plan assets at beginning of year	6,252	3,461	-	-
Actual return on plan assets	722	937	-	-
Benefits paid	(147)	(146)	(25)	(24)
Employer contributions	1,063	2,000	25	24
Fair value of plan assets at end of year	7,890	6,252	-	-
Funded Status - asset (liability)	$351	$157	$(364)	$(332)

Amounts recognized in accumulated other comprehensive loss as of December 31:

(In thousands)	2010	2009
Unrecognized transition obligation	$20	$ 38
Net loss	3,376	2,753
	3,396	2,791
Tax Effect	1,359	1,117
	$2,037	$ 1,674

The accumulated benefit obligation for the defined benefit pension plan was $6,185,000 and $5,026,000 at December 31, 2010 and 2009, respectively.  The postretirement plan had an accumulated benefit obligation of $364,000 and $332,000 at December 31, 2010 and 2009, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, 2010 and 2009 are as follows:
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Weighted average discount rate	5.54%	6.25%	5.54%	6.25%
Rate of increase in future compensation levels	3.50%	3.50%	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 9.00% for each year.  The rates were assumed to decrease gradually to 5.00% in 2015 and remain at that level thereafter.  A one-percentage point change in the health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point	Point
(In thousands)	Increase	Decrease
Effect on total of service and interest
cost components	$1	$(1)
Effect on post retirement benefit obligation	8	(7)

The composition of the net periodic benefit plan cost for the years ended December 31, 2010 and 2009 is as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
(In thousands)
Service cost	$261	$228	$-	$3
Interest cost	376	332	20	22
Amortization of transition obligation	-	-	18	18
Amortization of net losses	200	260	-	1
Expected return on plan assets	(554)	(378)	-	-
Net periodic benefit plan cost	$283	$442	$38	$44

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Weighted average discount rate	6.25%	6.13%	6.25%	6.13%
Expected long term rate of return on plan assets	8.00%	8.00%	-	-
Rate of increase in future compensation levels	3.50%	3.50%	-	-

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

The expected long-term rate of return for 2011 will continue to be 8.0%.  The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2011 is $248,000.  The estimated amortization of the unrecognized transition obligation in 2011 is $18,000.  The expected net periodic benefit plan cost for 2011 is estimated at $403,000 for both retirement plans.

Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement investment fund.  The investment funds include a series of equity and bond mutual funds or commingled trust funds, each with its own investment objectives, investment strategies and risks, as detailed in the Statement of Investment Objectives and Guidelines.  The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust’s Statement of Investment Objectives and Guidelines.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow.  A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

In addition, significant consideration is paid to the plan’s funding levels when determining the overall asset allocation.  If the plan is considered to be well-funded, approximately 65% of the plan’s assets are allocated to equities and approximately 35% allocated to fixed-income.  If the plan is does not satisfy the criteria for a well-funded plan, approximately 50% of the plan’s assets are allocated to equities and approximately 50% allocated to fixed-income.  Asset rebalancing normally occurs when the equity and fixed-income allocations vary by more than 10% from their respective targets (i.e., a 20% policy range guideline).

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$711	$-	$-	$711
Small-cap Core (b)	949	-	-	949
Common/collective trusts - equity
Large-cap core (c)	-	810	-	810
Large-cap value (d)	-	411	-	411
Large-cap growth (e)	-	1,164	-	1,164
International Core (f)	-	1,081	-	1,081
Common/collective trusts - fixed income
Market duration fixed (g)	-	2,764	-	2,764
Total	$1,660	$6,230	$-	$7,890

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$556	$-	$-	$556
Small-cap Core (b)	657	-	-	657
Common/collective trusts - equity
Large-cap core (c)	-	625	-	625
Large-cap value (d)	-	311	-	311
Large-cap growth (e)	-	915	-	915
International Core (f)	-	884	-	884
Common/collective trusts - fixed income
Market duration fixed (g)	-	2,304	-	2,304
Total	$1,213	$5,039	$-	$6,252

(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 150 stocks.
(c)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(d)	This category contains large-cap stock with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(e)	This category consists of a portfolio of between 45 and 65 stocks that will typically overweight technology and health care.
(f)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0% - 35% invested in emerging markets securities.
(g)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

For the fiscal year ending December 31, 2011, the Bank expects to contribute approximately $27,000 to the postretirement plan, but does not expect to make a contribution to the pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

Years ending December 31:
(In thousands)
2011	$183
2012	198
2013	216
2014	252
2015	276
Years 2016 - 2020	1,694

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $160,000 and $188,000 for 2010 and 2009, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2010 and 2009, other liabilities include approximately $1,872,000 and $1,806,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2010 and 2009 amounted to approximately $225,000 and $209,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of certain executive officers.  At December 31, 2010 and 2009, other liabilities included approximately $259,000 and $298,000 accrued under this plan. Compensation expense includes approximately $22,000 relating to the supplemental executive retirement plan for the year ended December 31, 2010 and $50,000 for the year ended December 31, 2009.  The decrease in expense is primarily the result of the suspension of accruals related to the plan for the Company’s chief executive officer under the requirements of the agreement entered into in 2009 with the United States Department of Treasury.

To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plans.  At December 31, 2010 and 2009, the cash surrender values of these policies were $6,915,000 and $6,956,000, respectively.  The decrease in the surrender values was the result of insurance proceeds received relating to the death benefit associated with life insurance coverage on a former director.

NOTE 12:  STOCK BASED COMPENSATION PLAN

In February 1997, the Board of Directors approved an option plan and granted options thereunder with an exercise price equal to the market value of the Company’s shares at the date of grant.  Under the Stock Option Plan, up to 132,249 options had been authorized for grant of incentive stock options and nonqualified stock options.  None of the original options granted prior to July 2001 remain outstanding at December 31, 2010.

In July 2001, the Board approved the issuance of 38,499 stock options remaining in the 1997 Stock Option Plan.  The exercise price was equal to the market value of the Company's shares at the date of grant ($8.34).  The options granted under the issuance have a 10-year term and are fully vested.

Activity in the Stock Option Plan is as follows:		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at January 1, 2009	19	$8.34	19
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	19	$8.34	19
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	19	$8.34	19

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  The intrinsic value changes based on fluctuations in the market value of the Company’s stock.  At December 31, 2010 and 2009, the market value of the Company’s stock was less than the stock option price, and therefore, the outstanding and exercisable stock options had no aggregate intrinsic value.

There were no stock options exercised during 2010.

At December 31, 2010, the 18,850 options outstanding all had an exercise price of $8.34 and an average remaining contractual life of 0.5 years.

NOTE 13: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2010	2009
Current	$744	$346
Deferred	263	704
	$1,007	$1,050

The provision for income taxes includes the following:

(In thousands)	2010	2009
Federal Income Tax	$911	$993
New York State Franchise Tax	96	57
	$1,007	$1,050

The components of the net deferred tax asset, included in other assets as of December 31, are as follows:

(In thousands)	2010	2009
Assets:
Deferred compensation	$825	$814
Allowance for loan losses	1,411	1,191
Postretirement benefits	141	128
Mortgage recording tax credit carryforward	242	417
Impairment losses on investment securities	686	686
Other	165	245
	3,470	3,481
Liabilities:
Pension asset	(136)	(61)
Depreciation	(359)	(420)
Accretion	(48)	(48)
Loan origination fees	(278)	(308)
Intangible assets	(1,220)	(1,030)
Investment securities	(52)	(166)
Prepaid expenses	(168)	(318)
	(2,261)	(2,351)
	1,209	1,130
Less: deferred tax asset valuation allowance	(458)	(458)
Net deferred tax asset	$751	$672

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2010	2009
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	1.8	2.1
Tax-exempt interest income, net of TEFRA	(3.4)	(1.5)
Increase in value of bank owned life insurance	(2.3)	(2.5)
Gain on proceeds from bank owned life insurance	(1.5)	-
Deferred tax valuation allowance	-	7.1
Other	0.1	0.2
Effective income tax rate	28.7%	39.4%

At December 31, 2010 and 2009, the Company did not have any uncertain tax positions.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by the taxing authorities are the years ended December 31, 2007 through 2010.

NOTE 14: EARNINGS PER SHARE

The following is a reconciliation of basic to diluted earnings per share for the years ended December 31:

(In thousands, except per share data)	Earnings	Shares	EPS
2010 Net income	$2,505
Preferred stock dividends and discount accretion	462
Net income available to common shareholders	2,043
Basic EPS	2,043	2,485	$0.82
Effect of dilutive securities:
Stock options	-	-	-
Stock warrants	-	4	-
Diluted EPS	$2,043	2,489	$0.82
2009 Net income	$1,615
Preferred stock dividends and discount accretion	96
Net income available to common shareholders	1,519
Basic EPS	1,519	2,485	$0.61
Effect of dilutive securities:
Stock options	-	-	-
Stock warrants	-	-	-
Diluted EPS	$1,519	2,485	$0.61

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2010	2009
Commitments to grant loans	$9,591	$7,187
Unfunded commitments under lines of credit	18,950	16,411
Standby letters of credit	1,524	1,606

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2010 with fixed interest rates amounted to approximately $6.3 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2010 with variable interest rates amounted to approximately $23.7 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $67,000 for 2010 and $66,000 for 2009.  In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. In January 2006, the Company entered into a lease with Pathfinder Bancorp, MHC for the use of a training facility.  This lease was also executed on an arms-length basis.  During 2010, the Company entered into an arm’s length lease with Pathfinder Bancorp, MHC for space that is then sub-leased by the Company to a charitable organization at below-market rents.  Rent expense paid to the related parties during 2010 and 2009 was $46,000 and $45,000, respectively.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2011	$86
2012	79
2013	36
2014	-
2015	-
Thereafter	-
Total minimum lease payments	$201

The total amount of minimum rents to be received in the future under non-cancelable subleases is $27,000.

NOTE 16: DIVIDENDS AND RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The Office of Thrift Supervision (“OTS”) has indicated that (i) the Holding Company shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the OTS shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2010, the Company paid or accrued dividends totaling $190,000 to the Holding Company. The Holding Company did not waive the right to receive its portion of the cash dividends declared during 2010 or 2009.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 17, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $2,789,000 as of December 31, 2010.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Company is prohibited from accepting or directing Pathfinder Bank to declare or pay a dividend or other capital distributions without prior written approval of the OTS.

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

As of December 31, 2010, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following table.
					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Core Capital (to Risk-Weighted Assets)	$35,837	13.5%	$21,197	8.0%	$26,496	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,440	12.2%	$10,598	4.0%	$15,898	6.0%
Tier 1 Capital (to Average Assets)	$32,440	8.1%	$16,001	4.0%	$20,002	5.0%
As of December 31, 2009:
Total Core Capital (to Risk-Weighted Assets)	$33,405	14.0%	$19,163	8.0%	$23,954	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$30,399	12.7%	$9,582	4.0%	$14,372	6.0%
Tier 1 Capital (to Average Assets)	$30,399	8.4%	$14,517	4.0%	$18,146	5.0%

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

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2010, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2010 and 2009, these reserve balances amounted to $2,804,000 and $2,070,000, respectively.

NOTE 18: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 19 for further discussion of  the fair value of the interest rate derivative.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)		2010
Cash flow hedge:
Interest rate swap	Other liabilities	$110

The change in accumulated other comprehensive loss and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2010
Balance as of January 1:	$-
Amount of (loss) gain recognized in other comprehensive income	(170)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	60
Balance as of December 31:	$(110)

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in other comprehensive income.  Some or all of the amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash, of $200,000, under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

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

Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties or discounted cash flows based upon expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of loan balances less their valuation allowances.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$20,023	$-	$20,023
State and political subdivisions	-	18,979	-	18,979
Corporate	-	5,600	-	5,600
Residential mortgage-backed - agency	-	36,409	-	36,409
Residential mortgage-backed - private label	-	837	-	837
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,558	-	-	1,558
Large cap equity fund	1,222	-	-	1,222
Other mutual funds	-	244	-	244
Common stock - financial services industry	36	419	-	455
Total investment securities	$2,816	$82,511	$-	$85,327

Interest rate swap derivative	$-	$(110)	$-	(110)

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$14,532	$-	$14,532
State and political subdivisions	-	8,928	-	8,928
Corporate	-	4,965	-	4,965
Residential mortgage-backed - agency	-	35,683	-	35,683
Residential mortgage-backed - private label	-	1,257	-	1,257
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	2,519	-	-	2,519
Large cap equity fund	2,088	-	-	2,088
Other mutual funds	-	207	-	207
Common stock - financial services industry	23	349	-	372
Other investments	-	2,203	-	2,203
Total investment securities	$4,630	$68,124	$-	$72,754

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,340	$3,340

	At December 31, 2009
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$907	$907

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at December 31, 2010 and 2009.

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$13,763	$13,763	$14,631	$14,631
Investment securities	85,327	85,327	72,754	72,754
Net loans	281,648	290,049	259,387	266,290
Federal Home Loan Bank stock	2,134	2,134	1,899	1,899
Accrued interest receivable	1,709	1,709	1,482	1,482
Mortgage servicing rights	35	35	61	61
Financial liabilities:
Deposits	$326,502	$328,963	$296,839	$299,613
Borrowed funds	41,000	41,984	36,000	37,116
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	153	153	189	189
Interest rate swap derivative	110	110	-	-
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

NOTE 20: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2010	2009
(In thousands)
Assets
Cash	$1,199	$1,242
Investments	24	20
Investment in bank subsidiary	34,408	32,820
Investment in non-bank subsidiary	155	155
Other assets	166	257
Total assets	$35,952	$34,494
Liabilities and Shareholders' Equity
Accrued liabilities	$205	$101
Junior subordinated debentures	5,155	5,155
Shareholders' equity	30,592	29,238
Total liabilities and shareholders' equity	$35,952	$34,494

Statements of Income	2009	2009
(In thousands)
Income
Dividends from bank subsidiary	$700	$825
Dividends from non-bank subsidiary	4	5
Losses on impairment of investment security	-	(4)
Total income	704	826
Expenses
Interest	164	157
Operating	171	162
Total expenses	335	319
Income before taxes and equity in undistributed net income of subsidiaries	369	507
Tax benefit	98	101
Income before equity in undistributed net income of subsidiaries	467	608
Equity in undistributed net income of subsidiaries	2,038	1,007
Net income	$2,505	$1,615

Statements of Cash Flows	2010	2009
(In thousands)
Operating Activities
Net Income	$2,505	$1,615
Equity in undistributed earnings of subsidiaries	(2,038)	(1,007)
Impairment write-down on investment security	-	4
Other operating activities	127	(113)
Net cash provided by operating activities	594	499
Investing Activities
Capital contributed to wholly owned bank subsidiary	-	(5,500)
Net cash used in investing activities	-	(5,500)
Financing activities
Proceeds from the issuance of preferred stock and common stock warrants	-	6,771
Cash dividends paid to preferred shareholders	(339)	(60)
Cash dividends paid to common shareholders	(298)	(478)
Net cash (used in) provided by financing activities	(637)	6,233
(Decrease) increase in cash and cash equivalents	(43)	1,232
Cash and cash equivalents at beginning of year	1,242	10
Cash and cash equivalents at end of year	$1,199	$1,242

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Dodd-Frank Act that exempts the Company from such attestation and requires only management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2010.

Name	Age	Positions Held With the Company
Thomas W. Schneider	49	President and Chief Executive Officer
James A. Dowd, CPA	43	Senior Vice President, Chief Financial Officer
Edward A. Mervine	54	Senior Vice President, General Counsel
Melissa A. Miller	53	Senior Vice President, Chief Operating Officer
Ronald Tascarella	52	Senior Vice President, Chief Credit Officer
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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2010 and 2009, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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
Pathfinder Bancorp, Inc.
Date:	March 24, 2011	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and		James A. Dowd, Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 24, 2011	Date:	March 24, 2011

By:	/s/ Janette Resnick	By:	/s/ Shelley J. Tafel
	Janette Resnick, Director		Shelley J. Tafel, Vice President and
	Chairman of the Board		Controller
(Principal Accounting Officer)
Date:	March 24, 2011	Date:	March 24, 2011

By:	/s/ Bruce E. Manwaring	By:	/s/ Steven W. Thomas
	Bruce E. Manwaring, Director		Steven W. Thomas, Director
Date:	March 24, 2011	Date:	March 24, 2011

By:	/s/ L. William Nelson	By:	/s/ Chris R. Burritt
	L. William Nelson, Director		Chris R. Burritt, Director
Date:	March 24, 2011	Date:	March 24, 2011

By:	/s/ Corte J. Spencer	By:	/s/ George P. Joyce
	Corte J. Spencer, Director		George P. Joyce, Director
Date:	March 24, 2011	Date:	March 24, 2011

By:	/s/ Lloyd Stemple
Lloyd Stemple, Director
Date:	March 24, 2011

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	100%	New York
Pathfinder Statutory Trust II	100%	Delaware
Pathfinder Commercial Bank (1)	100%	New York
Pathfinder REIT, Inc. (1)	100%	New York
Whispering Oaks Development Corp. (1)	100%	New York

(1) Wholly owned subsidiary of Pathfinder Bank.

EXHIBIT 23: CONSENT OF PARENTEBEARD LLC

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report dated March 24, 2011, relating to the consolidated financial statements, which appear in this Annual Report on Form 10-K.

ParenteBeard LLC Syracuse, New York March 24, 2011	/s/ PARENTEBEARD LLC

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
March 24, 2011	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
March 24, 2011	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officers

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2010 and that to the best of his knowledge:

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
March 24, 2011	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
March 24, 2011	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 99.1  Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

I, Thomas W. Schneider, the Chief Executive Officer of Pathfinder Bancorp, Inc. (the “Company”) certify, based on my knowledge, that:

(i) The compensation committee of the Company has discussed, reviewed, and evaluated with senior risk officers at least every six months during any part of the most recently completed fiscal year that was a TARP period, senior executive officer (SEO) compensation plans and employee compensation plans and the risks these plans pose to the Company;

(ii) The Committee has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Company, and identified any features in the employee compensation plans that pose risks to the Company and limited those features to ensure that the Company is not unnecessarily exposed to risks;

(iii) The Committee has reviewed at least every six months during the applicable period the terms of each employee compensation plan and identified the features in the plan that could encourage the manipulation of reported earnings of the Company to enhance the compensation of an employee and has limited those features;

(iv) The Committee will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The Committee will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in
(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Company;
(B)	Employee compensation plans that unnecessarily expose the Company to risks; and
(C)	Employee compensation plans that could encourage the manipulation of reported earnings of the Company to enhance the compensation of an employee;

(vi) The Company has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or ‘‘clawback’’ provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) The Company has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to a SEO or any of the next five most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(viii) The Company has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during any part of the most recently completed fiscal year that was a TARP period;

(ix) The Company and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during any part of the most recently completed fiscal year that was a TARP period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, a SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) The Company will permit a non-binding shareholder resolution in compliance with any applicable federal securities rules and regulations on the disclosures provided under the federal securities laws related to SEO compensation paid or accrued during any part of the most recently completed fiscal year that was a TARP period;

(xi) The Company will disclose the amount, nature, and justification for the offering during any part of the most recently completed fiscal year that was a TARP period of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for each employee subject to the bonus payment limitations identified in paragraph (vii);

(xii) The Company will disclose whether the Company, the board of directors of the Company, or the Committee has engaged during any part of the most recently completed fiscal year that was a TARP period a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) The Company has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(xiv) The Company has substantially complied with all other requirements related to employee compensation that are provided in the agreement between the Company and Treasury, including any amendments;

(xv) The Company has submitted to Treasury a complete and accurate list of SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:  March 24, 2011                                                          /s/ Thomas W. Schneider
Thomas W. Schneider,
President and Chief Executive Officer

EXHIBIT 99.2 Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

I, James A. Dowd, the Chief Financial Officer of Pathfinder Bancorp, Inc. (the “Company”) certify, based on my knowledge, that:

(i) The compensation committee of the Company has discussed, reviewed, and evaluated with senior risk officers at least every six months during any part of the most recently completed fiscal year that was a TARP period, senior executive officer (SEO) compensation plans and employee compensation plans and the risks these plans pose to the Company;

(ii) The Committee has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Company, and identified any features in the employee compensation plans that pose risks to the Company and limited those features to ensure that the Company is not unnecessarily exposed to risks;

(iii) The Committee has reviewed at least every six months during the applicable period the terms of each employee compensation plan and identified the features in the plan that could encourage the manipulation of reported earnings of the Company to enhance the compensation of an employee and has limited those features;

(iv) The Committee will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The Committee will provide a narrative description of how it limited during any part of the most recently completed fiscal year that included a TARP period the features in
(A)	SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of the Company;
(B)	Employee compensation plans that unnecessarily expose the Company to risks; and
(C)	Employee compensation plans that could encourage the manipulation of reported earnings of the Company to enhance the compensation of an employee;

(vi) The Company has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or ‘‘clawback’’ provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) The Company has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to a SEO or any of the next five most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(viii) The Company has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during any part of the most recently completed fiscal year that was a TARP period;

(ix) The Company and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during any part of the most recently completed fiscal year that was a TARP period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, a SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) The Company will permit a non-binding shareholder resolution in compliance with any applicable federal securities rules and regulations on the disclosures provided under the federal securities laws related to SEO compensation paid or accrued during any part of the most recently completed fiscal year that was a TARP period;

(xi) The Company will disclose the amount, nature, and justification for the offering during any part of the most recently completed fiscal year that was a TARP period of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for each employee subject to the bonus payment limitations identified in paragraph (vii);

(xii) The Company will disclose whether the Company, the board of directors of the Company, or the Committee has engaged during any part of the most recently completed fiscal year that was a TARP period a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) The Company has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during any part of the most recently completed fiscal year that was a TARP period;

(xiv) The Company has substantially complied with all other requirements related to employee compensation that are provided in the agreement between the Company and Treasury, including any amendments;

(xv) The Company has submitted to Treasury a complete and accurate list of SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:  March 24, 2011                                                           /s/ James A. Dowd
James A. Dowd,
Senior Vice President and Chief Financial Officer