Form 10-K/A
period 2010-12-31
PATHFINDER BANCORP INC
filed 2011-04-28
CIK 1046188

                                                                UNITED STATES
                                                                                         SECURITIES EXCHANGE COMMISSION
                                                                                                           Washington, D.C. 20549

                                                                                                                     FORM 10-K/A
                                                                                                                                                                                                        AMENDMENT NO. 1

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

As of March 18, 2011, there were 2,484,832 shares outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

EXPLANATORY NOTE:

PART II

Item 8 - Financial Statements and Supplementary Data

Item 8 is being amended herein because the original filing of Form 10-K lacked the electronic signature of our independent auditor due to a filing error.  The signed audit report is included with this amendment.

Except as described above, the Original filing has not been amended, updated or otherwise modified.

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

ParenteBeard
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