Form 10-Q
period 2011-03-31
PATHFINDER BANCORP INC
filed 2011-05-16
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ending March 31, 2011

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

As of May 9, 2011, there were 2,972,119 shares issued and 2,484,832 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	March 31,	December 31,
(In thousands, except share data)	2011	2010
ASSETS:
Cash and due from banks	$9,621	$6,366
Interest earning deposits	2,491	7,397
Total cash and cash equivalents	12,112	13,763
Investment securities, at fair value	89,271	85,327
Federal Home Loan Bank stock, at cost	1,778	2,134
Loans	286,585	285,296
Less: Allowance for loan losses	3,767	3,648
Loans receivable, net	282,818	281,648
Premises and equipment, net	10,206	9,432
Accrued interest receivable	1,751	1,709
Foreclosed real estate	617	375
Goodwill	3,840	3,840
Bank owned life insurance	6,977	6,915
Other assets	3,074	3,402
Total assets	$412,444	$408,545

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$307,233	$295,786
Noninterest-bearing	33,526	30,716
Total deposits	340,759	326,502
Short-term borrowings	4,000	13,000
Long-term borrowings	27,000	28,000
Junior subordinated debentures	5,155	5,155
Other liabilities	4,343	5,296
Total liabilities	381,257	377,953
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding	6,257	6,225
Common stock, par value $0.01; authorized 10,000,000 shares;
2,972,119 and 2,484,832 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,615	8,615
Retained earnings	24,398	24,163
Accumulated other comprehensive loss	(1,611)	(1,939)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	31,187	30,592
Total liabilities and shareholders' equity	$412,444	$408,545

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2011	March 31, 2010
Interest and dividend income:
Loans, including fees	$3,875	$3,783
Debt securities:
Taxable	594	544
Tax-exempt	74	48
Dividends	42	83
Federal funds sold and interest earning deposits	1	2
Total interest income	4,586	4,460
Interest expense:
Interest on deposits	813	843
Interest on short-term borrowings	11	-
Interest on long-term borrowings	279	347
Total interest expense	1,103	1,190
Net interest income	3,483	3,270
Provision for loan losses	263	263
Net interest income after provision for loan losses	3,220	3,007
Noninterest income:
Service charges on deposit accounts	295	389
Earnings on bank owned life insurance	62	83
Loan servicing fees	42	57
Net gains on sales and redemptions of investment securities	27	11
Net gains (losses) on sales of loans and foreclosed real estate	26	(19)
Debit card interchange fees	84	72
Other charges, commissions & fees	136	117
Total noninterest income	672	710
Noninterest expense:
Salaries and employee benefits	1,709	1,563
Building occupancy	363	314
Data processing	353	328
Professional and other services	265	192
FDIC assessments	162	128
Other expenses	431	337
Total noninterest expenses	3,283	2,862
Income before income taxes	609	855
Provision for income taxes	183	255
Net income	426	600
Preferred stock dividends and discount accretion	117	115
Net income available to common shareholders	$309	$485

Earnings per common share - basic	$0.12	$0.20
Earnings per common share - diluted	$0.12	$0.20
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2011 and March 31, 2010
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$(6,502)	$30,592
Comprehensive income:
Net income				426			426
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $182 tax expense)					273		273
Unrealized holding gains on financial
derivative (net of $10 tax expense)					15		15
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $27 tax expense)					40		40
Total comprehensive income							754
Preferred stock discount accretion	32			(32)			-
Preferred stock dividends				(85)			(85)
Common stock dividends declared ($0.03 per share)				(74)			(74)
Balance, March 31, 2011	$6,257	$30	$8,615	$24,398	$(1,611)	$(6,502)	$31,187

Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238
Comprehensive income:
Net income				600			600
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $247 tax expense)					370		370
Unrealized holding gains on financial
derivative (net of $22 tax expense)					33		33
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $22 tax expense)					33		33
Total comprehensive income							1,036
Preferred stock discount accretion	30			(30)			-
Preferred stock dividends				(85)			(85)
Common stock dividends declared ($0.03 per share)				(74)			(74)
Balance, March 31, 2010	$6,131	$30	$8,615	$22,830	$(989)	$(6,502)	$30,115

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands)	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES
Net income	$426	$600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	263	263
Proceeds from sales of loans	-	145
Originations of loans held-for-sale	-	(146)
Realized (gains) losses on sales and redemptions of:
Real estate acquired through foreclosure	(26)	18
Loans	-	1
Premises and equipment	-	1
Available-for-sale investment securities	(27)	(11)
Depreciation	161	160
Amortization of mortgage servicing rights	7	8
Amortization of deferred loan costs	51	54
Earnings on bank owned life insurance	(62)	(83)
Net amortization of premiums and discounts on investment securities	105	79
Increase in accrued interest receivable	(42)	(106)
Net change in other assets and liabilities	(759)	(1,715)
Net cash provided by (used in) operating activities	97	(732)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(12,110)	(17,163)
Net proceeds from the redemption of Federal Home Loan Bank stock	356	135
Proceeds from maturities and principal reductions of
investment securities available-for-sale	7,548	9,356
Proceeds from sales and redemptions of:
Available-for-sale investment securities	996	1,038
Real estate acquired through foreclosure	239	22
Premises and equipment	-	24
Net (increase) decrease in loans	(1,940)	136
Purchase of premises and equipment	(935)	(643)
Net cash used in investing activities	(5,846)	(7,095)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	11,483	24,829
Net increase (decrease) in time deposits	2,774	(7,072)
Net repayments on short-term borrowings	(9,000)	-
Payments on long-term borrowings	(1,000)	(3,000)
Cash dividends paid to preferred shareholders	(85)	(85)
Cash dividends paid to common shareholders	(74)	(74)
Net cash provided by financing activities	4,098	14,598
(Decrease) increase in cash and cash equivalents	(1,651)	6,771
Cash and cash equivalents at beginning of period	13,763	14,631
Cash and cash equivalents at end of period	$12,112	$21,402
CASH PAID DURING THE PERIOD FOR:
Interest	$1,086	$1,199
Income taxes	1,006	401
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	456	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Certain amounts in the 2010 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2010 and 2009 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2) Earnings per Common Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three months ended March 31, 2011 and 2010, using 2,484,832 weighted average common shares outstanding, for both quarters.  Diluted earnings per common share for the three months ended March 31, 2011 and 2010, have been computed using 2,525,160 and 2,484,832 weighted average common shares outstanding, respectively.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.  There was no dilutive effect during the three months ended March 31, 2010, since the trading price of the Company’s common stock was lower than the average strike price of the outstanding stock options and warrants.

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

The composition of net periodic pension plan costs for the three months ended March 31, is as follows:

(In thousands)	2011	2010
Service cost	$82	$65
Interest cost	103	94
Expected return on plan assets	(156)	(126)
Amortization of net losses	62	50
Net periodic benefit cost	$91	$83

The composition of net periodic postretirement plan costs for the three months ended March 31, is as follows:

(In thousands)	2011	2010
Service cost	-	-
Interest cost	$5	$5
Amortization of transition obligation	5	5
Net periodic benefit cost	$10	$10

The Company has not made any contributions to the defined benefit pension plan during the first quarter of 2011.  Regular contributions are not planned during this year.

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

The components of other comprehensive income and related tax effects for the three months ended March 31 are as follows:

(In thousands)	2011	2010
Unrealized holding gains on securities available for sale:
Unrealized holding gains arising during the period	$482	$628
Reclassification adjustment for net gains included in net income	(27)	(11)
Net unrealized gains on securities available for sale	455	617
Unrealized holding gains on financial derivative:
Unrealized holding gains arising during the period	10	40
Reclassification adjustment for interest expense included in net income	15	15
Net unrealized gains on financial derivative	25	55
Defined benefit pension and post retirement plans:
Additional plan (losses) gains	-	-
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	67	55
Net change in defined benefit plan	67	55
Other comprehensive income before tax	547	727
Tax effect	(219)	(291)
Other comprehensive income	$328	$436

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	March 31,	December 31,
(In thousands)	2011	2010
Unrealized gains on securities available for sale
(net of tax expense 2011 - $292; 2010 - $110)	$438	$164
Unrealized losses on financial derivative
(net of tax benefit 2011 - $34; 2010 - $44)	(51)	(66)
Net pension losses and past service liability
(net of tax benefit 2011 - $1,309; 2010 - $1,334)	(1,964)	(2,001)
Net post-retirement losses and past service liability
(net of tax benefit 2011 - $23; 2010 - $25)	(34)	(36)
	$(1,611)	$(1,939)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$19,048	$132	$(151)	$19,029
State and political subdivisions	19,215	271	(297)	19,189
Corporate	5,380	258	(370)	5,268
Residential mortgage-backed - agency	41,369	872	(193)	42,048
Residential mortgage-backed - private label	704	18	-	722
Total	85,716	1,551	(1,011)	86,256
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	18	-	1,304
Large cap equity fund	905	105	-	1,010
Other mutual funds	183	61	-	244
Common stock - financial services industry	451	6	-	457
Total	2,825	190	-	3,015
Total investment securities	$88,541	$1,741	$(1,011)	$89,271

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$20,137	$139	$(253)	$20,023
State and political subdivisions	19,227	174	(422)	18,979
Corporate	5,865	228	(493)	5,600
Residential mortgage-backed - agency	35,714	934	(239)	36,409
Residential mortgage-backed - private label	816	21	-	837
Total	81,759	1,496	(1,407)	81,848
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,532	26	-	1,558
Large cap equity fund	1,129	93	-	1,222
Other mutual funds	183	61	-	244
Common stock - financial services industry	450	5	-	455
Total	3,294	185	-	3,479
Total investment securities	$85,053	$1,681	$(1,407)	$85,327

The amortized cost and estimated fair value of debt investments at March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$596	$604
Due after one year through five years	20,339	20,603
Due after five years through ten years	10,896	10,950
Due after ten years	11,812	11,329
Mortgage-backed securities	42,073	42,770
Totals	$85,716	$86,256

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(151)	$8,863	$-	$-	$(151)	$8,863
State and political subdivisions	(297)	9,148	-	-	(297)	9,148
Corporate	-	-	(370)	1,597	(370)	1,597
Residential mortgage-backed - agency	(193)	11,941	-	-	(193)	11,941
	$(641)	$29,952	$(370)	$1,597	$(1,011)	$31,549

	December 31, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(253)	$9,260	$-	$-	$(253)	$9,260
State and political subdivisions	(422)	10,173	-	-	(422)	10,173
Corporate	-	-	(493)	1,473	(493)	1,473
Residential mortgage-backed - agency	(239)	8,861	-	-	(239)	8,861
	$(914)	$28,294	$(493)	$1,473	$(1,407)	$29,767

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

At March 31, 2011, nine U.S. government agency and GSE bonds are in unrealized loss positions. All nine holdings are AAA rated by Moody’s and S & P, and have been in unrealized loss positions for five months or less.  Eight of the nine bonds have unrealized losses that are less than 2.4% of their respective book values.  The one remaining Agency holding has an unrealized loss of 5.2% of its book value.  The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No OTTI is deemed present on these securities.

At March 31, 2011, 12 state and political subdivision securities are in unrealized loss positions. Nine of the securities have unrealized losses of 3.1% of less.  The first of the 3 remaining municipal securities was issued by the city of Columbus, Ohio.  The security is AAA rated by S & P and Moody’s and has an unrealized loss of 8.8% of its book value.  The two remaining securities were issued by Ennis Texas Economic Development Corp and Lake County Illinois School District.  Both securities carry ratings of Aa3 and AA+ by Moody’s and S & P and have unrealized losses  of 6.1% and 4.7%, respectively.  The securities have been in an unrealized loss position for 5 and 7 months.  The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No other than temporary impairment is deemed present on these securities.

At March 31, 2011, two corporate securities were in unrealized loss positions and represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $986,000 and a fair value of $835,000. The Bank of America floating rate trust-preferred security has a carrying value of $981,000 and a fair value of $762,000.  The securities are rated A2 and Baa3 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR. These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 16 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Eleven government agency and government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of March 31, 2011.  The securities were issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  The unrealized losses have been in place for six months or less, and have unrealized losses of 4.1% or less as compared to their respective carrying values.  All securities are AAA rated. The unrealized losses relates principally to changes in interest rates subsequent to the acquisition of the specific security.    No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. The Company holds one equity security that had a fair value less than the carrying value at March 31, 2011.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $100.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the periods ended March 31:

(In thousands)	2011	2010
Beginning balance – January 1	$875	$875
Initial credit impairment	-	-
Subsequent credit impairments	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reductions for increases in cash flows expected to be collected	-	-
Ending balance - March 31	$875	$875

Gross realized gains (losses) on sales of securities for the three months ended March 31 are detailed below:

(In thousands)	2011	2010
Realized gains	$30	$11
Realized losses	(3)	-
	$27	$11

As of March 31, 2011 and December 31, 2010, securities with an amortized cost of $77.4 million and $47.5 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Loans

Major classifications of loans at March 31, 2011 and December 31,2010 are as follows:

	March 31,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$148,111	$143,661
Construction	2,705	3,569
	150,816	147,230

Commercial loans:
Real estate	68,378	69,042
Lines of credit	14,294	14,122
Other commercial and industrial	19,871	20,779
Municipal loans	3,898	4,826
	106,441	108,769

Consumer loans:
Home equity and junior liens	25,392	25,168
Other consumer	3,242	3,411
	28,634	28,579

Total loans	285,891	284,578
Net deferred loan costs	694	718
Less allowance for loan losses	(3,767)	(3,648)
Loans receivable, net	$282,818	$281,648

The Company grants residential mortgage, commercial and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

Residential mortgage loans with a carrying value of $68.0 million have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$142,436	$2,380	$3,295	$-	$148,111
Construction	2,705	-	-	-	2,705
	145,141	2,380	3,295	-	150,816
Commercial loans:
Real estate	63,298	570	4,510	-	68,378
Lines of credit	13,408	87	799	-	14,294
Other commercial and industrial	18,802	355	714	-	19,871
Municipal loans	3,898	-	-	-	3,898
	99,406	1,012	6,023	-	106,441
Consumer loans:
Home equity and junior liens	23,625	430	1,337		25,392
Other consumer	3,102	31	109		3,242
	26,727	461	1,446	-	28,634
Total loans	$271,274	$3,853	$10,764	$-	$285,891

	December 31, 2010
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$138,435	$1,725	$3,501	$-	$143,661
Construction	3,569	-	-	-	3,569
	142,004	1,725	3,501	-	147,230
Commercial loans:
Real estate	63,834	524	4,684	-	69,042
Lines of credit	13,280	28	814	-	14,122
Other commercial and industrial	19,857	163	759	-	20,779
Municipal loans	4,826	-	-	-	4,826
	101,797	715	6,257	-	108,769
Consumer loans:
Home equity and junior liens	23,559	316	1,293		25,168
Other consumer	3,271	30	110		3,411
	26,830	346	1,403	-	28,579
Total loans	$270,631	$2,786	$11,161	$-	$284,578

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Non-accrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010, was as follows:

	March 31, 2011

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	And Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,331	$971	$1,026	$3,328	$144,783	$148,111
Construction	-	-	-	-	2,705	2,705
	1,331	971	1,026	3,328	147,488	150,816
Commercial loans:				-
Real estate	1,458	158	3,772	5,388	62,990	68,378
Lines of credit	142	-	125	267	14,027	14,294
Other commercial and industrial	349	314	822	1,485	18,386	19,871
Municipal loans	-	-	-	-	3,898	3,898
	1,949	472	4,719	7,140	99,301	106,441
Consumer loans:				-
Home equity and junior liens	116	263	170	549	24,843	25,392
Other consumer	36	12	55	103	3,139	3,242
	152	275	225	652	27,982	28,634
Total loans	$3,432	$1,718	$5,970	$11,120	$274,771	$285,891

	December 31, 2010
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	And Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,045	$1,078	$1,335	$4,458	$139,203	$143,661
Construction	-	-	-	-	3,569	3,569
	2,045	1,078	1,335	4,458	142,772	147,230
Commercial loans:				-		-
Real estate	238	908	3,680	4,826	64,216	69,042
Lines of credit	205	-	69	274	13,848	14,122
Other commercial and industrial	734	301	475	1,510	19,269	20,779
Municipal loans	-	-	-	-	4,826	4,826
	1,177	1,209	4,224	6,610	102,159	108,769
Consumer loans:				-		-
Home equity and junior liens	586	371	303	1,260	23,908	25,168
Other consumer	15	7	62	84	3,327	3,411
	601	378	365	1,344	27,235	28,579
Total loans	$3,823	$2,665	$5,924	$12,412	$272,166	$284,578

Non-accrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,026	$1,335
Construction	-	-
	1,026	1,335
Commercial loans:
Real estate	3,772	3,680
Lines of credit	125	69
Other commercial and industrial	822	475
Municipal loans	-	-
	4,719	4,224
Consumer loans:
Home equity and junior liens	170	303
Other consumer	55	62
	225	365
Total non-accrual loans	$5,970	$5,924

There were no loans past due ninety days or more and still accruing interest at March 31, 2011 or December 31, 2010.

Impaired Loans

The following tables summarize impaired loans information by portfolio class as of and for the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 family first-lien residential mortgages	$182	$182	$-	$184	$2
Residential mortgage construction	-	-	-	-	-
Commercial real estate	1,491	1,491	-	1,774	24
Commercial lines of credit	-	-	-	-	-
Other commercial and industrial	95	95	-	95	1
Municipal	-	-	-	-	-
Home equity and junior liens	382	382	-	399	7
Other consumer	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,136	1,136	248	959	10
Residential mortgage construction	-	-	-	-	-
Commercial real estate	2,474	2,581	527	2,269	9
Commercial lines of credit	300	300	300	300	2
Other commercial and industrial	512	512	230	401	7
Municipal	-	-	-	-	-
Home equity and junior liens	251	251	102	168	4
Other consumer	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,318	1,318	248	1,143	12
Residential mortgage construction	-	-	-	-	-
Commercial real estate	3,965	4,072	527	4,043	33
Commercial lines of credit	300	300	300	300	2
Other commercial and industrial	607	607	230	496	8
Municipal	-	-	-	-	-
Home equity and junior liens	633	633	102	567	11
Other consumer	-	-	-	-	-
	$6,823	$6,930	$1,407	$6,549	$66

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 family first-lien residential mortgages	$185	$185	$-	$441	$14
Residential mortgage construction	-	-	-	-	-
Commercial real estate	1,919	1,919	-	2,288	91
Commercial lines of credit	-	-	-	-	-
Other commercial and industrial	96	96	-	73	13
Municipal	-	-	-	-	-
Home equity and junior liens	411	411	-	119	16
Other consumer	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,215	1,215	255	682	61
Residential mortgage construction	-	-	-	-	-
Commercial real estate	2,233	2,322	352	1,262	18
Commercial lines of credit	300	300	300	275	10
Other commercial and industrial	346	346	78	225	4
Municipal	-	-	-	-	-
Home equity and junior liens	252	252	110	59	8
Other consumer	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,400	1,400	255	1,123	75
Residential mortgage construction	-	-	-	-	-
Commercial real estate	4,152	4,241	352	3,550	109
Commercial lines of credit	300	300	300	275	10
Other commercial and industrial	442	442	78	298	17
Municipal	-	-	-	-	-
Home equity and junior liens	663	663	110	178	24
Other consumer	-	-	-	-	-
	$6,957	$7,046	$1,095	$5,424	$235

There was no interest recognized using the cash-basis method of accounting for the quarter ended March 31, 2011 or the year ended December 31, 2010.

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the period ended March 31, 2011 and the year ended December 31, 2010 are summarized as follows:

	March 31, 2011
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(30)	-	(71)	(15)	-
Recoveries	-	-	-		-
Provisions	34	-	233	18	122
Ending balance	$754	$-	$1,366	$582	$623
Ending balance: related to loans
individually evaluated for impairment	$248	$-	$527	$300	$230
Ending balance: related to loans
collectively evaluated for impairment	$506	$-	$839	$282	$393
Loans receivables:
Ending balance	$148,111	$2,705	$68,378	$14,294	$19,871
Ending balance: individually
evaluated for impairment	$1,318	$-	$3,965	$300	$607
Ending balance: collectively
evaluated for impairment	$146,793	$2,705	$64,306	$13,994	$19,264

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(9)	(28)	-	(153)
Recoveries	-	2	7	-	9
Provisions	(1)	6	16	(165)	263
Ending balance	$2	$423	$84	$(67)	$3,767
Ending balance: related to loans
individually evaluated for impairment	$-	$102	$-	$-	$1,407
Ending balance: related to loans
collectively evaluated for impairment	$2	$321	$84	$(67)	$2,360
Loans receivables:
Ending balance	$3,898	$25,392	$3,242	-	$285,891
Ending balance: individually
evaluated for impairment	$-	$633	$-	-	$6,823
Ending balance: collectively
evaluated for impairment	$3,898	$24,759	$3,242	-	$279,068

	December 31, 2010
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$763	$-	$1,009	$376	$486
Charge-offs	(48)	-	(162)	(196)	(27)
Recoveries	19	-	55	-	-
Provisions	16	-	302	399	42
Ending balance	$750	$-	$1,204	$579	$501
Ending balance: related to loans
individually evaluated for impairment	$255	$-	$352	$300	$78
Ending balance: related to loans
collectively evaluated for impairment	$495	$-	$852	$279	$423

Loans receivables:
Ending balance	$143,661	$3,569	$69,042	$14,122	$20,779
Ending balance: individually
evaluated for impairment	$1,400	$-	$4,152	$300	$442
Ending balance: collectively
evaluated for impairment	$142,261	$3,569	$64,890	$13,822	$20,337

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2	$390	$76	$(24)	$3,078
Charge-offs	-	(76)	(81)	-	(590)
Recoveries	-	5	31	-	110
Provisions	1	105	63	122	1,050
Ending balance	$3	$424	$89	$98	$3,648
Ending balance: related to loans
individually evaluated for impairment	$-	$110	$-	$-	$1,095
Ending balance: related to loans
collectively evaluated for impairment	$3	$314	$89	$98	$2,553

Loans receivables:
Ending balance	$4,826	$25,168	$3,411	-	$284,578
Ending balance: individually
evaluated for impairment	$-	$663	$-	-	$6,957
Ending balance: collectively
evaluated for impairment	$4,826	$24,505	$3,411	-	$277,621

The portion of the allowance that was unallocated as of December 31, 2010, has been utilized to increase specific reserves within the commercial real estate portfolio.  Due to the inexact nature of the estimate, and the relative insignificance of the differences, management did not make adjustments for the unallocated differences as of December 31, 2010 or March 31, 2011.

(8) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of standby letters of credit as of March 31, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The current amount of the liability as of March 31, 2011, for guarantees under standby letters of credit issued is not material.

(9) Fair Value Measurements

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

The following tables summarize assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$19,029	$-	$19,029
State and political subdivisions	-	19,189	-	19,189
Corporate	-	5,268	-	5,268
Residential mortgage-backed - agency	-	42,048	-	42,048
Residential mortgage-backed - private label	-	722	-	722
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,304	-	-	1,304
Large cap equity fund	1,010	-	-	1,010
Other mutual funds	-	244	-	244
Common stock - financial services industry	37	420	-	457
Total investment securities	$2,351	$86,920	$-	$89,271

Interest rate swap derivative	$-	$(85)	$-	(85)

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$20,023	$-	$20,023
State and political subdivisions	-	18,979	-	18,979
Corporate	-	5,600	-	5,600
Residential mortgage-backed - agency	-	36,409	-	36,409
Residential mortgage-backed - private label	-	837	-	837
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,558	-	-	1,558
Large cap equity fund	1,222	-	-	1,222
Other mutual funds	-	244	-	244
Common stock - financial services industry	36	419	-	455
Total investment securities	$2,816	$82,511	$-	$85,327

Interest rate swap derivative	$-	$(110)	$-	(110)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31,2010, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,266	$3,266

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,251	$3,251

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at March 31, 2011 and 2010.

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following table:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$12,112	$12,112	$13,763	$13,763
Investment securities	89,271	89,271	85,327	85,327
Net loans	282,818	290,286	281,648	290,049
Federal Home Loan Bank stock	1,778	1,778	2,134	2,134
Accrued interest receivable	1,751	1,751	1,709	1,709
Mortgage servicing rights	28	28	35	35
Financial liabilities:
Deposits	$340,759	$342,969	$326,502	$328,963
Borrowed funds	31,000	31,818	41,000	41,984
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	170	170	153	153
Interest rate swap derivative	85	85	110	110
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

(10) Interest Rate Derivative

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.   See Note 9 for further discussion of the fair value of the interest rate derivative.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		March 31,	December 31,
(In thousands)		2011	2010
Cash flow hedge:
	Other liabilities	$85	$110

The change in accumulated other comprehensive income and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the three months ended March 31, were as follows:

(In thousands)	2011	2010
Balance as of January 1:	$(110)	$-
Amount of gains recognized in other comprehensive income	10	40
Amount reclassified from other comprehensive income
and recognized as interest expense	15	15
Balance as of March 31:	$(85)	$55

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in other comprehensive income.  Some, or all, of the amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash, of $200,000, under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

(11) New Accounting Pronouncements

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

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring was issued to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The increased volume in loan modifications, which resulted from the recent economic downturn, prompted this guidance.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The Update goes on to provide guidance on specific types of modifications, such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this Update for annual periods ending on or after December 15, 2012. Early adoption is permitted.  The adoption of this update will require the Company to provide additional disclosures related to troubled debt restructurings.

(12) Subsequent Events

On April 6, 2011, Pathfinder Bancorp, Inc. obtained from the Office of Thrift Supervision, approvals and waivers associated with the issuance of 150,000 shares of Common Stock under the Pathfinder Bancorp, Inc. 2010 Stock Option Plan and 125,000 shares of Common Stock to be issued to the Pathfinder Bank Employee Stock Ownership Plan.  Pathfinder Bancorp, Inc. obtained shareholder approval of the 2010 Stock Option Plan at its 2010 Annual Shareholders’ Meeting.

On April 27, 2011, Pathfinder Bancorp, Inc. through its subsidiary Pathfinder Bank, and its subsidiary Pathfinder Risk Management, Inc, has executed a purchase and sale agreement to purchase the majority interest in an Oswego, New York based insurance group, Fitzgibbons Agency.   The new alliance will provide both the Bank and the insurance company the opportunity to leverage the platform of business built upon by each of the respective business models.   FitzGibbons Agency is an independent insurance agency, founded in 1922.  The closing of the respective Purchase and Sale Agreement is dependent on regulatory approval and further negotiations of employment and other contracts.  The closing is expected to occur on or about June 1, 2011.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc, and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At March 31, 2011, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's financial condition at March 31, 2011 and the results of operations for the three months ended March 31, 2011 and March 31, 2010.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2010 Annual Report on Form 10-K ("the consolidated financial statements").

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

Recent Events

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”),  will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the current primary federal regulator of the Company and the Mutual Holding Company, the OTS.  Under the Dodd-Frank Act, the Federal Reserve Board will supervise and regulate all savings and loan holding companies, such as the Company and the Mutual Holding Company, in addition to bank holding companies, which the Federal Reserve Board currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, are expected to apply to savings and loan holding companies like the Company, unless an exemption exists.  The bank holding company capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Regulatory Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  Moreover, the Mutual Holding Company will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.

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

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The legislation also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, whether or not the company is publicly traded.

Overview

Net income was $426,000 for the three months ended March 31, 2011, compared to $600,000 for the three-month period ended March 31, 2010.  Net income available to common shareholders was $309,000 and $485,000, or $0.12  and $0.20 per basic and diluted common share, for the same three-month periods.  The Company has continued efforts to expand both its lending and deposit relationships within the small business community.  Consequently, the Company’s statement of condition has continued to shift from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial loans.  On an average balance basis, total commercial loans, including loans to municipalities, comprised 37.7% of the total gross loan portfolio for the quarter ended March 31, 2011 compared to 37.2% for the quarter ended March 31, 2010.  Increasing the commercial loan portfolio under the present economic conditions increases the inherent risk in the loan portfolio, but the Company is maintaining controlled growth to provide the desired diversification and the additional risk is addressed with increased loan loss provisions and stringent underwriting and monitoring of the loan portfolio.  Total business deposits, including municipal deposits, comprised 29.0% of total deposits on an average basis for the quarter ended March 31, 2011 compared to 23.8% for the first quarter of the previous year.

Since December 31, 2010, deposits have increased $14.2 million.  The liquidity provided by deposit growth has been used to fund a decrease in borrowings of $10.0 million and an increase in investment portfolio holdings of $3.9 million.

In 2011, we continued our expansion into the greater Syracuse market.  In order to provide full services to this market and address the new and emerging customer opportunities, we opened a new branch location in Cicero, New York on February 1st.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.41% and 5.48%, respectively, for the three months ended March 31, 2011, compared with 0.62% and 8.05%, respectively, for the three months ended March 31, 2010.  During the first quarter of 2011, when compared to the first quarter of 2010, net interest income increased $213,000.  The provision for loan losses remained the same, noninterest income decreased $38,000 and noninterest expenses increased $421,000.

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

Net interest income, on a tax-equivalent basis increased to $3.5 million for the three months ended March 31, 2011, from $3.3 million for the three months ended March 31, 2010.  The Company's net interest margin for the first quarter of 2011 remained constant at 3.71% when compared to the same quarter in 2010.  A lower cost of funds, offset by lower yields on our earning assets, resulted in the Company’s net interest margin remaining constant when comparing the first quarter periods of 2011 and 2010. The increase in net interest income is attributable to a decrease of 20 basis points in the average cost of interest bearing liabilities, partially offset by a decrease of 18 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 6.8% to $380.9 million for the three months ended March 31, 2011, as compared to $356.5 million for the three months ended March 31, 2010.  The increase in average earning assets is primarily attributable to a $22.2 million increase in loans receivable, a $13.7 million increase in investment securities, offset by an $11.5 million decrease in interest earning deposits.  Average interest-bearing liabilities increased  $23.2 million to $345.6 million from $322.4 million for the three months ended March 31, 2010. The increase in the average balance of interest-bearing liabilities resulted primarily from a $21.1 million increase in average deposits, and an increase of $2.1 million in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2011, increased $140,000, or 3.11%, to $4.6 million when compared to the quarter ended March 31, 2010.

The average balance of loans increased $22.2 million to $285.1 million, with yields decreasing 32 basis points to 5.46% for the first quarter of 2011.  Average residential real estate loans increased $13.8 million, or 10.2%, and experienced a decrease in the average yield to 5.27% from 5.68% in the comparable quarter of 2010.   Average commercial real estate loans increased $5.7 million, while the average yield on those loans decreased to 6.15% from 6.36% in the comparable quarter. Average commercial loans increased $3.4 million and experienced a decrease in the average yield of 38 basis points, to 4.66% for the quarter ended March 31, 2011, from 5.04%, in the quarter ended March 31, 2010.  Average municipal loans increased approximately $545,000, but experienced a decrease in yield of 27 basis points.  Average consumer loans decreased $1.2 million, or 4.1%, while the average yield decreased by 2 basis points.

Average investment securities (taxable and tax-exempt) for the quarter ended March 31, 2011, increased by $13.7 million, with an increase in tax-equivalent interest income from investments of $48,000, or 6.86%, when compared to the first quarter of 2010.  The average tax-equivalent yield of the portfolio decreased 33 basis points, to 3.29% from 3.62%.   The decrease in the overall portfolio yield reflects the portfolio repricing downward during the current low rate environment, as well as management’s decision to invest in shorter term investments in order to position the Company for the potential of rising interest rates.

Interest Expense

Total interest expense decreased $87,000 for the three months ended March 31, 2011, compared to the same quarter in 2010, as the cost of funds decreased 20 basis points to 1.28% in 2011 from 1.48% in 2010.

Although each of the Bank’s deposit product line’s average balances, excluding brokered deposits, increased in 2011 over the first quarter of 2010, the associated cost of funds decreased sufficiently to lower the overall interest expense incurred on deposits by $30,000.  The largest decrease in interest expense came from time deposits.  The average balance of time deposits increased $3.6 million and was offset by a 19 basis point reduction in the cost of funds.  Time deposits with longer original maturities continue to reprice into the current low rate environment as they renew, providing a lower cost of funds.  The increase in the time deposit average balance partially offset the decline of the cost of time deposits.  Consequently, interest expense decreased $74,000.  The reduction in the cost of funds from time deposits was offset by a $38,000 increase in the cost of money market demand accounts,  (MMDA), related to an increase in the average balance of these accounts to $64.2 million for the three months ended March 31, 2011 from $46.3 million for the three months ended March 31, 2010.  The average cost of MMDA increased to 0.62% from 0.54%.  The other deposit categories, NOW accounts, money management and savings, experienced an increased average combined balance of $3.4 million, with small increases in the cost of funds (ranging from 0 to 3 basis points) which increased interest expense on these deposits by $4,000 from the same quarter in 2010.   Brokered deposits decreased $3.9 million, but the decrease was offset by an increase in the cost of these deposits of 71 basis points.

The average balance of borrowings increased $2.1 million.  Interest expense on borrowings decreased by $57,000, or 16.4%, from the prior period as a result of a 74 basis point decrease in the cost of funds on other borrowings, to 2.86% for the three months ended March 31, 2011 from 3.60% for the same quarter in 2010.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2011 remained constant at $263,000 when compared to the same period in 2010.  The Company continues to provide for loan losses to reflect the growing loan portfolio and to reflect a loan portfolio composition that is more heavily weighted to commercial business and commercial real estate, which have higher inherent risk characteristics than a residential real estate portfolio, as well as a general weakening in economic conditions and overall asset quality.  The Company's ratio of allowance for loan losses to period-end loans increased to 1.31% at March 31, 2011 as compared to 1.28% at December 31, 2010.  Nonperforming loans to period end loans remained constant at 2.08% at March 31, 2011 when compared to December 31, 2010.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the quarters indicated:

	Three Months Ended March 31,
(in thousands)	2011	2010
Service charges on deposit accounts	$295	$389
Earnings on bank owned life insurance	62	83
Loan servicing fees	42	57
Debit card interchange fees	84	72
Other charges, commissions and fees	136	117
Noninterest income before gains (losses)	619	718
Net gains on sales, redemptions and impairment of investment securities	27	11
Net gains (losses) on sales of loans and foreclosed real estate	26	(19)
Total noninterest income	$672	$710

For the three months ended March 31, 2011, noninterest income before gains (losses) decreased $99,000, or 13.8%, when compared with the three months ended March 31, 2010. The decrease was comprised of decreases in service charges on deposit accounts, earnings on bank owned life insurance and loan servicing fees, which were offset by increases in debit card interchange fees and other charges, commissions and fees.  Service charges on deposit accounts decreased $94,000 associated with a decrease in customer use of the Company’s extended overdraft program.  The customer’s usage of the program was negatively impacted by the Federal Reserve Board’s issuance of a final rule revising the provisions of Regulation E.  As part of these revisions, financial institutions were prohibited from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The final rule became effective on July 1, 2010.  The decrease in earnings on bank owned life insurance is due to an adjustment made in 2010 on the cash surrender values of the underlying insurance policies that did not recur in the current year.  Loan servicing fees are less than those collected during the first quarter of 2010 due, for the most part, to the reduction of fees received from investor’s loans serviced by the Bank. As serviced loan portfolios pay down, without being replaced by new loan sales, the portfolio balance upon which servicing fees are calculated diminishes.  The increase in debit card interchange fees is due to increased customer activity.  As a result of the Dodd-Frank Act mandated limits on interchange fees of larger institutions, and market pressure on the Company that may follow, debit card interchange fee income may decrease in the future.  The $19,000 increase in other charges, commissions and fees was attributable to an increase in investment services revenue.

Net gains and losses from the sale, redemption or impairment of securities increased to a net gain of $27,000 for the quarter ended March 31, 2011, as compared to a net gain of $11,000 for the same period of 2010.  The increase is due to gains recognized from cash redemptions from the SHAY Assets large cap equity fund and ultra short mortgage fund, compared to lower investment security gains during the first quarter of the prior year. Net gains from the sales of loans and foreclosed real estate totaled $26,000 for the quarter ended March 31, 2011, as compared to a net loss of $19,000 when compared to the same period in 2010.   The increase was due to a gain recognized on the sale of foreclosed real estate during the first quarter of 2011.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the quarters indicated:

	Three Months Ended March 31,
(In thousands)	2011	2010
Salaries and employee benefits	$1,709	$1,563
Building occupancy	363	314
Data processing	353	328
Professional and other services	265	192
FDIC assessments	162	128
Other operating	431	337
Total noninterest expense	$3,283	$2,862

Total noninterest expense increased $421,000 for the three months ended March 31, 2011 when compared to the same period for 2010. The increase in non-interest expense is due to an increase of $146,000 in salaries and employee benefits, $94,000 increase in other expense, a $73,000 increase in professional and other services, a $49,000 increase in building occupancy, a $34,000 increase in FDIC assessments, and a $25,000 increase in data processing.  The increase in salaries and employee benefits was due to the addition of 10 full-time equivalent positions and to annual merit based wage adjustments. The increase in other expenses is a combination of an increased expense in community services donations, office supplies, mortgage recording tax, travel and training, and ORE expense.  The increase in professional and other services is due to an increase in advertising.  The general increase in non-interest expense levels are primarily driven by the opening of a new full service branch located in Cicero, New York on February 1, 2011.

Income Tax Expense

Income taxes decreased $72,000 for the quarter ended March 31, 2011, as compared to the same period in 2010. The effective tax rate was 30.0% and 29.8% for the three months ended March 31, 2011 and March 31, 2010, respectively.  The decrease in income tax expense in 2011, in comparison to 2010, resulted from lower pretax income of $246,000.  The Company has reduced its tax rate from the statutory rate primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Changes in Financial Condition

Assets

Total assets increased approximately $3.9 million, or 1.0%, to $412.4 million at March 31, 2011, from $408.5 million at December 31, 2010.  The increase in total assets was primarily the result of an increase of $3.9 million, or 4.6%, in investment securities, a $1.2 million increase in the total loan portfolio, and a $774,000 increase in net premises and equipment, offset by a $1.7 million decrease in cash and cash equivalents and a $328,000 decrease in other assets.  Investment securities portfolio growth is being driven by the purchase of mortgage-backed securities with the excess liquidity generated by deposit growth.

Liabilities

Total liabilities increased $3.3 million, or 0.9%, to $381.3 million at March 31, 2011, from $378.0 million at December 31, 2010.  Deposits increased $14.3 million, or 4.4%.  This increase was offset by a reduction in short-term borrowings of $9.0 million, or 69.2%, and long-term borrowing of $1.0 million.  The increase in deposits was the result of an increase of $17.3 million in municipal customer deposits and an increase in business deposits of $786,000, partially offset by decreased retail and escrow deposits.  The receipt of tax revenues by our municipal customers drove the large municipal deposit increase.   The increase in business deposits is due to the market expansion into the Cicero, New York area and the Company’s focus on the small business sector of the market.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010
Nonaccrual loans:
Commercial real estate and commercial	$4,719	$4,224	$2,704
Consumer	225	365	329
Real estate - residential	1,026	1,335	943
Total nonaccrual loans	5,970	5,924	3,976
Total non-performing loans	5,970	5,924	3,976
Foreclosed real estate	617	375	141
Total non-performing assets	$6,587	$6,299	$4,117
Non-performing loans to total loans	2.08%	2.08%	1.52%
Non-performing assets to total assets	1.60%	1.54%	1.06%
Interest income that would have been recorded
under the original terms of the loans	$323	$260	$176

Total non-performing loans increased approximately $46,000, or 0.78%, at March 31, 2011, when compared to December 31, 2010.  Total non-performing loans increased approximately $2.0 million at March 31, 2011, when compared to March 31, 2010.  The increase in non-performing loans was primarily the result of the delinquency of a small number of relatively large commercial loan relationships.  These large commercial relationships are monitored closely by management and met with on a regular basis to work out repayment plans and alternative strategies for collection.  It is management’s intention to work closely and patiently with the small business owners as they adapt to the new market dynamics.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  In response to trends and risk management, the Bank increased the provision for loan losses in 2010 and has maintained those higher levels of provisioning in 2011.  The Company has also maintained its strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

The current level of non-performing assets would not have fallen outside of the Bank's historic level trends were it not for the inclusion of three large commercial relationships.  The majority of the outstanding balance classified as non-performing loans on March 31, 2011 is comprised of these three large relationships totaling $3.6 million.   The largest of these relationships totals $2.3 million in non-performing loans at March 31, 2011.  Of the balance outstanding, approximately $2.0 million is secured by commercial real estate and equipment.    A current evaluation of the commercial real estate and equipment was obtained from a third party in June 2010.  Management believes that the appraised fair value of the underlying collateral, discounted for selling costs, along with the associated guarantees of business principals and the existing allowance provided against these loans of $310,300, are adequate to cover the carrying amounts of the loans.  During the third quarter of 2010, two other relatively large commercial relationships became non-performing.  As of March 31, 2011, one relationship had an outstanding balance of $481,000 and the other relationship had non-performing loans totaling $804,000.  Both lending relationships are secured by commercial real estate and equipment, as well as personal and SBA guarantees.  Management believes that the collateral securing these loans, along with the guarantees of either business principals or government entities, and the existing allowance specifically allocated for the loans of $510,000, are adequate to cover the carrying amounts of the loans.

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

The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At March 31, 2011 and December 31, 2010, the Company had $6.8 million and $7.0 million in loans, which were deemed to be impaired, having valuation allowances of $1.4 million and $1.1 million, respectively.

Management has identified additional potential problem loans totaling $6.6 million as of March 31, 2011, compared to $3.5 million in potential problem loans as of December 31, 2010.  These loans have been internally classified as special mention or substandard, yet are not currently considered past due, impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future past due reporting. Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

The allowance for loan losses at March 31, 2011 and December 31, 2010 was $3.8 million and $3.6 million, or 1.31% and 1.28% of period end loans, respectively.

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

Capital

Shareholders' equity at March 31, 2011, was $31.2 million as compared to $30.6 million at December 31, 2010.  The Company added $426,000 to retained earnings through net income.  The increase to retained earnings was combined with a decrease of $328,000 in accumulated other comprehensive loss, which decreased to $1.6 million from $1.9 million at December 31, 2010. Unrealized holding gains on securities, net of tax, resulted in a decrease in accumulated other comprehensive loss of $273,000.  In addition, $40,000 of amortization of retirement plan losses and transition obligation, net of tax expense, and another $15,000 in unrealized gains on the interest rate derivative, net of tax expense, decreased accumulated other comprehensive loss.  Common stock dividends declared reduced capital by $74,000.   Preferred stock dividends paid to the United States Treasury, under the terms of the agreement entered into in 2009 as part of the Capital Purchase Plan, reduced capital by $85,000.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2011, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are presented in the following table.
					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$36,297	13.8%	$21,069	8.0%	$26,337	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,915	12.5%	$10,535	4.0%	$15,802	6.0%
Tier 1 Capital (to Average Assets)	$32,915	8.1%	$16,325	4.0%	$20,406	5.0%
As of December 31, 2010:
Total Core Capital (to Risk-Weighted Assets)	$35,837	13.5%	$21,197	8.0%	$26,496	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,440	12.2%	$10,598	4.0%	$15,898	6.0%
Tier 1 Capital (to Average Assets)	$32,440	8.1%	$16,001	4.0%	$20,002	5.0%

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $106.4 million.  At March 31, 2011, the Company has $31.0 million outstanding against the existing lines with $75.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2011, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

May 13, 2011                                                          /s/ Thomas W. Schneider
                                                                                 Thomas W. Schneider
                                                                                  President and Chief Executive Officer

May 13, 2011                                                         /s/ James A. Dowd
                                                                                James A. Dowd
                                                                                Senior Vice President and Chief Financial Officer