Form 10-Q
period 2011-06-30
PATHFINDER BANCORP INC
filed 2011-08-12
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2011

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

As of August 9, 2011, there were 2,979,969 shares issued and 2,492,682 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		38

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Removed and Reserved
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		39

EXHIBITS		40

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	June 30,	December 31,
(In thousands, except share data)	2011	2010
ASSETS:
Cash and due from banks	$12,394	$6,366
Interest earning deposits	390	7,397
Total cash and cash equivalents	12,784	13,763
Investment securities, at fair value	90,314	85,327
Federal Home Loan Bank stock, at cost	1,815	2,134
Loans	289,496	285,296
Less: Allowance for loan losses	4,006	3,648
Loans receivable, net	285,490	281,648
Premises and equipment, net	10,532	9,432
Accrued interest receivable	1,640	1,709
Foreclosed real estate	945	375
Goodwill	3,840	3,840
Bank owned life insurance	7,832	6,915
Other assets	3,340	3,402
Total assets	$418,532	$408,545

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$306,069	$295,786
Noninterest-bearing	38,280	30,716
Total deposits	344,349	326,502
Short-term borrowings	7,106	13,000
Long-term borrowings	25,000	28,000
Junior subordinated debentures	5,155	5,155
Other liabilities	4,480	5,296
Total liabilities	386,090	377,953
Shareholders' equity:
Preferred stock, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 6,771 shares issued and outstanding	6,290	6,225
Common stock, par value $0.01; authorized 10,000,000 shares;
2,973,719 and 2,972,119 shares issued and 2,486,432, and 2,484,832 shares
outstanding, respectively	30	30
Additional paid in capital	8,631	8,615
Retained earnings	24,792	24,163
Accumulated other comprehensive loss	(799)	(1,939)
Treasury stock, at cost; 487,287 shares	(6,502)	(6,502)
Total shareholders' equity	32,442	30,592
Total liabilities and shareholders' equity	$418,532	$408,545

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	June 30, 2011	June 30, 2010
Interest and dividend income:
Loans, including fees	$3,981	$3,752
Debt securities:
Taxable	604	615
Tax-exempt	75	68
Dividends	26	47
Federal funds sold and interest earning deposits	1	3
Total interest income	4,687	4,485
Interest expense:
Interest on deposits	821	853
Interest on short-term borrowings	7	-
Interest on long-term borrowings	278	355
Total interest expense	1,106	1,208
Net interest income	3,581	3,277
Provision for loan losses	262	262
Net interest income after provision for loan losses	3,319	3,015
Noninterest income:
Service charges on deposit accounts	276	343
Earnings on bank owned life insurance	55	57
Loan servicing fees	50	60
Net gains on sales and redemptions of investment securities	295	17
Net gains (losses) on sales of loans and foreclosed real estate	14	(34)
Debit card interchange fees	96	81
Other charges, commissions & fees	137	142
Total noninterest income	923	666
Noninterest expense:
Salaries and employee benefits	1,764	1,496
Building occupancy	359	340
Data processing	352	354
Professional and other services	295	186
FDIC assessments	162	129
Other expenses	471	387
Total noninterest expenses	3,403	2,892
Income before income taxes	839	789
Provision for income taxes	252	239
Net income	587	550
Preferred stock dividends and discount accretion	118	115
Net income available to common shareholders	$469	$435

Earnings per common share - basic	$0.19	$0.17
Earnings per common share - diluted	$0.19	$0.17
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands, except per share data)	June 30, 2011	June 30, 2010
Interest and dividend income:
Loans, including fees	$7,856	$7,535
Debt securities:
Taxable	1,197	1,159
Tax-exempt	149	116
Dividends	68	130
Federal funds sold and interest earning deposits	2	5
Total interest income	9,272	8,945
Interest expense:
Interest on deposits	1,633	1,696
Interest on short-term borrowings	18	-
Interest on long-term borrowings	558	702
Total interest expense	2,209	2,398
Net interest income	7,063	6,547
Provision for loan losses	525	525
Net interest income after provision for loan losses	6,538	6,022
Noninterest income:
Service charges on deposit accounts	571	732
Earnings on bank owned life insurance	117	140
Loan servicing fees	92	117
Net gains on sales and redemptions of investment securities	323	28
Net gains (losses) on sales of loans and foreclosed real estate	40	(53)
Debit card interchange fees	180	153
Other charges, commissions & fees	273	259
Total noninterest income	1,596	1,376
Noninterest expense:
Salaries and employee benefits	3,473	3,059
Building occupancy	722	654
Data processing	705	682
Professional and other services	560	378
FDIC assessments	324	257
Other expenses	902	724
Total noninterest expenses	6,686	5,754
Income before income taxes	1,448	1,644
Provision for income taxes	435	494
Net income	1,013	1,150
Preferred stock dividends and discount accretion	235	230
Net income available to common shareholders	$778	$920

Earnings per common share - basic	$0.31	$0.37
Earnings per common share - diluted	$0.31	$0.37
Dividends per common share	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED June 30, 2011 AND June 30, 2010
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$(6,502)	$30,592
Comprehensive income:
Net income				1,013			1,013
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $717 tax expense)					1,075		1,075
Unrealized holding loss on financial
derivative (net of $10 tax benefit)					(15)		(15)
Retirement plan amortization and transition
obligation recognized in plan expenses
(net of $53 tax expense)					80		80
Total comprehensive income							2,153
Preferred stock discount accretion	65			(65)			-
Preferred stock dividends				(170)			(170)
Stock based compensation			2				2
Stock options exercised			14				14
Common stock dividends declared ($0.06 per share)				(149)			(149)
Balance, June 30, 2011	$6,290	$30	$8,631	$24,792	$(799)	$(6,502)	$32,442

Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$(6,502)	$29,238
Comprehensive income:
Net income				1,150			1,150
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $665 tax expense)					886		886
Unrealized holding loss on financial
derivative (net of $49 tax benefit)					(74)		(74)
Retirement plan amortization and transition
obligation recognized in plan expenses
(net of $44 tax expense)					66		66
Total Comprehensive income							2,028
Preferred stock discount accretion	61			(61)			-
Preferred stock dividends				(169)			(169)
Common stock dividends declared ($0.06 per share)				(149)			(149)
Balance, June 30, 2010	$6,162	$30	$8,615	$23,190	$(547)	$(6,502)	$30,948

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the six	For the six
	months ended	months ended
(In thousands)	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES
Net income	$1,013	$1,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	525	525
Proceeds from sales of loans	-	144
Originations of loans held-for-sale	-	(146)
Realized (gains) losses on sales and redemptions of:
Real estate acquired through foreclosure	(40)	51
Loans	-	2
Premises and equipment	-	1
Available-for-sale investment securities	(323)	(28)
Depreciation	340	324
Amortization of mortgage servicing rights	13	16
Amortization of deferred loan costs	106	109
Earnings on bank owned life insurance	(117)	(140)
Net amortization of premiums and discounts on investment securities	207	148
Stock based compensation	2	-
Decrease (increase) in accrued interest receivable	69	(181)
Net change in other assets and liabilities	(1,414)	(1,376)
Net cash provided by operating activities	381	599
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(22,112)	(36,600)
Net proceeds from the redemption (purchase) of Federal Home Loan Bank stock	319	(214)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	13,580	15,167
Proceeds from sales and redemptions of:
Available-for-sale investment securities	5,451	1,789
Real estate acquired through foreclosure	257	128
Premises and equipment	-	24
Purchase of bank owned life insurance	(800)	-
Net increase in loans	(5,263)	(8,134)
Purchase of premises and equipment	(1,440)	(841)
Net cash used in investing activities	(10,008)	(28,681)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	15,814	24,823
Net increase (decrease) in time deposits	2,033	(6,015)
Net (repayments) proceeds from short-term borrowings	(5,894)	7,236
Payments on long-term borrowings	(6,000)	(5,000)
Proceeds from long-term borrowings	3,000	2,000
Proceeds from exercise of stock options	14	-
Cash dividends paid to preferred shareholders	(170)	(169)
Cash dividends paid to common shareholders	(149)	(149)
Net cash provided by financing activities	8,648	22,726
Decrease in cash and cash equivalents	(979)	(5,356)
Cash and cash equivalents at beginning of period	13,763	14,631
Cash and cash equivalents at end of period	$12,784	$9,275
CASH PAID DURING THE PERIOD FOR:
Interest	$2,248	$2,447
Income taxes	1,006	402
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	789	59

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.  Certain amounts in the 2010 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

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

Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2) Earnings per Common Share

Basic earnings per common share has been computed by dividing net income by the weighted average number of common shares outstanding throughout the three and six months ended June 30, 2011 (2,484,955 and 2,484,894, respectively), and the three and six months ended June 30, 2010 (2,484,832 and 2,484,832, respectively).  Diluted earnings per common share for the three and six months ended June 30, 2011 and June 30, 2010, have been computed using 2,536,443 and 2,488,041, respectively, for the three month periods and 2,530,833 and 2,484,832, respectively, for the six month periods.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.

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

The composition of net periodic pension plan costs for the three and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2011	2010	2011	2010

Service cost	$82	$65	$164	$130
Interest cost	104	94	207	188
Expected return on plan assets	(157)	(143)	(313)	(268)
Amortization of net losses	62	50	124	100
Net periodic benefit cost	$91	$66	$182	$150

The Company has not made any contributions to the defined benefit pension plan during the first six months of 2011.

The composition of net periodic postretirement plan costs for the three and six months ended June 30, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2011	2010	2011	2010

Service cost	-	-	-	-
Interest cost	$5	$5	$10	$10
Amortization of transition obligation	4	4	9	9
Net periodic benefit cost	$9	$9	$19	$19

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

The components of other comprehensive income and related tax effects for the three and six months ended June 30, are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2011	2010	2011	2010
Unrealized holding gains on securities available for sale:
Unrealized holding gains arising during the period	$1,632	$952	$2,115	$1,580
Reclassification adjustment for net gains included in net income	(295)	(17)	(323)	(28)
Net unrealized gains on securities available for sale	1,337	935	1,792	1,552
Unrealized holding loss on financial derivative:
Unrealized holding loss arising during the period	(64)	(192)	(55)	(154)
Reclassification adjustment for interest expense included in net income	15	15	30	31
Net unrealized loss on financial derivative	(49)	(177)	(25)	(123)
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	66	54	133	109
Net change in defined benefit plans	66	54	133	109
Other comprehensive income before tax	1,354	812	1,900	1,538
Tax effect	(542)	(370)	(760)	(660)
Other comprehensive income	$812	$442	$1,140	$878

The components of accumulated other comprehensive loss and related tax effects for the periods indicated are as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Unrealized gains on securities available for sale
(net of tax expense 2011 - $826; 2010 - $110)	$1,239	$164
Unrealized losses on financial derivative
(net of tax benefit 2011 - $54; 2010 - $44)	(80)	(66)
Net pension losses and past service liability
(net of tax benefit 2011 - $1,285; 2010 - $1,334)	(1,927)	(2,001)
Net post-retirement losses and past service liability
(net of tax benefit 2011 - $21; 2010 - $25)	(31)	(36)
	$(799)	$(1,939)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$16,038	$83	$(16)	$16,105
State and political subdivisions	19,466	721	(1)	20,186
Corporate	5,770	116	(360)	5,526
Residential mortgage-backed - agency	43,519	1,331	(49)	44,801
Residential mortgage-backed - private label	631	16	-	647
Total	85,424	2,267	(426)	87,265
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	19	-	1,305
Large cap equity fund	905	128	-	1,033
Other mutual funds	183	74	-	257
Common stock - financial services industry	450	4	-	454
Total	2,824	225	-	3,049
Total investment securities	$88,248	$2,492	$(426)	$90,314

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$20,137	$139	$(253)	$20,023
State and political subdivisions	19,227	174	(422)	18,979
Corporate	5,865	228	(493)	5,600
Residential mortgage-backed - agency	35,714	934	(239)	36,409
Residential mortgage-backed - private label	816	21	-	837
Total	81,759	1,496	(1,407)	81,848
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,532	26	-	1,558
Large cap equity fund	1,129	93	-	1,222
Other mutual funds	183	61	-	244
Common stock - financial services industry	450	5	-	455
Total	3,294	185	-	3,479
Total investment securities	$85,053	$1,681	$(1,407)	$85,327

The amortized cost and estimated fair value of debt investments at June 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$3,107	$3,173
Due after one year through five years	17,477	17,667
Due after five years through ten years	10,722	11,125
Due after ten years	9,968	9,852
Mortgage-backed securities	44,150	45,448
Totals	$85,424	$87,265

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(16)	$984	$-	$-	$(16)	$984
State and political subdivisions	(1)	131	-	-	(1)	131
Corporate	(1)	526	(359)	1,608	(360)	2,134
Residential mortgage-backed - agency	(49)	9,109	-	-	(49)	9,109
	$(67)	$10,750	$(359)	$1,608	$(426)	$12,358

	December 31, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(253)	$9,260	$-	$-	$(253)	$9,260
State and political subdivisions	(422)	10,173	-	-	(422)	10,173
Corporate	-	-	(493)	1,473	(493)	1,473
Residential mortgage-backed - agency	(239)	8,861	-	-	(239)	8,861
	$(914)	$28,294	$(493)	$1,473	$(1,407)	$29,767

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings, as well as the portion recorded in OCI.

At June 30, 2011, one U.S. GSE bond is in an unrealized loss position. The holding is Aaa rated by S & P, and has been in an unrealized loss position for seven months.  The holding has an unrealized loss of 1.6% of its book value.  The unrealized loss relates principally to changes in interest rates subsequent to the acquisition of the specific securities.  No OTTI is deemed present on this security.

At June 30, 2011, six state and political subdivision securities are in unrealized loss positions. All of the securities were issued by the Town of Oswego, NY and have unrealized losses of $250 or less. All 6 of these positions have been in an unrealized loss positions for only one month.  All positions are unrated.   No other than temporary impairment is deemed present on these securities.

At June 30, 2011, two corporate securities were in unrealized loss positions and represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $986,000 and a fair value of $822,000. The Bank of America floating rate trust-preferred security has a carrying value of $981,000 and a fair value of $786,000.  The securities are rated A2 and Baa3 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR. These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 16 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Nine government agency and government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of June 30, 2011.  The securities were issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  The unrealized losses have been in place for nine months or less, and have unrealized losses of 1.5% or less as compared to their respective carrying values.  All securities have an implied AAA rating. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific security.    No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above, the length of time the equity security’s fair value has been below the carrying amount and whether the Company has the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.  The Company holds one equity security that had a fair value less than the carrying value at June 30, 2011.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $350.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the periods ended June 30:

(In thousands)	2011	2010
Beginning balance – January 1	$875	$875
Initial credit impairment	-	-
Subsequent credit impairments	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	(875)	-
Reductions for increases in cash flows expected to be collected	-	-
Ending balance - June 30	$-	$875

The above credit losses were related to one security that was sold at a small gain during the period ended June 30, 2011.

Gross realized gains (losses) on sales of securities for the three and six months ended June 30, are detailed below:

	For the three months		For the six months
	ended June 30, 2011		ended June 30, 2011
(In thousands)	2011	2010	2011	2010
Realized gains	$297	$17	$328	$28
Realized losses	(2)	-	(5)	-
	$295	$17	$323	$28

As of June 30, 2011 and December 31, 2010, securities with an amortized cost of $66.4 million and $47.5 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Loans

Major classifications of loans at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$149,603	$143,661
Construction	2,729	3,569
	152,332	147,230

Commercial loans:
Real estate	70,038	69,042
Lines of credit	13,440	14,122
Other commercial and industrial	20,692	20,779
Municipal loans	3,888	4,826
	108,058	108,769

Consumer loans:
Home equity and junior liens	24,986	25,168
Other consumer	3,461	3,411
	28,447	28,579

Total loans	288,837	284,578
Net deferred loan costs	659	718
Less allowance for loan losses	(4,006)	(3,648)
Loans receivable, net	$285,490	$281,648

The Company grants residential mortgage, commercial and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

Residential mortgage loans with a carrying value of $66.4 million have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$144,693	$1,708	$3,152	$50	$149,603
Construction	2,729	-	-	-	2,729
	147,422	1,708	3,152	50	152,332
Commercial loans:
Real estate	66,039	801	3,165	33	70,038
Lines of credit	12,838	64	538	-	13,440
Other commercial and industrial	18,022	1,747	923	-	20,692
Municipal loans	3,888	-	-	-	3,888
	100,787	2,612	4,626	33	108,058
Consumer loans:
Home equity and junior liens	23,261	426	1,299	-	24,986
Other consumer	3,345	19	61	36	3,461
	26,606	445	1,360	36	28,447
Total loans	$274,815	$4,765	$9,138	$119	$288,837

	December 31, 2010
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$138,435	$1,725	$3,501	$-	$143,661
Construction	3,569	-	-	-	3,569
	142,004	1,725	3,501	-	147,230
Commercial loans:
Real estate	63,834	524	4,684	-	69,042
Lines of credit	13,280	28	814	-	14,122
Other commercial and industrial	19,857	163	759	-	20,779
Municipal loans	4,826	-	-	-	4,826
	101,797	715	6,257	-	108,769
Consumer loans:
Home equity and junior liens	23,559	316	1,293	-	25,168
Other consumer	3,271	30	110	-	3,411
	26,830	346	1,403	-	28,579
Total loans	$270,631	$2,786	$11,161	$-	$284,578

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2011 and December 31, 2010, was as follows:

	June 30, 2011

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,068	$669	$1,036	$3,773	$145,830	$149,603
Construction	-	-	-	-	2,729	2,729
	2,068	669	1,036	3,773	148,559	152,332
Commercial loans:
Real estate	451	1,216	1,331	2,998	67,040	70,038
Lines of credit	330	-	131	461	12,979	13,440
Other commercial and industrial	278	2	1,164	1,444	19,248	20,692
Municipal loans	-	-	-	-	3,888	3,888
	1,059	1,218	2,626	4,903	103,155	108,058
Consumer loans:
Home equity and junior liens	292	437	355	1,084	23,902	24,986
Other consumer	12	19	45	76	3,385	3,461
	304	456	400	1,160	27,287	28,447
Total loans	$3,431	$2,343	$4,062	$9,836	$279,001	$288,837

	December 31, 2010
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,045	$1,078	$1,335	$4,458	$139,203	$143,661
Construction	-	-	-	-	3,569	3,569
	2,045	1,078	1,335	4,458	142,772	147,230
Commercial loans:
Real estate	238	908	3,680	4,826	64,216	69,042
Lines of credit	205	-	69	274	13,848	14,122
Other commercial and industrial	734	301	475	1,510	19,269	20,779
Municipal loans	-	-	-	-	4,826	4,826
	1,177	1,209	4,224	6,610	102,159	108,769
Consumer loans:
Home equity and junior liens	586	371	303	1,260	23,908	25,168
Other consumer	15	7	62	84	3,327	3,411
	601	378	365	1,344	27,235	28,579
Total loans	$3,823	$2,665	$5,924	$12,412	$272,166	$284,578

Non-accrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,036	$1,335
Construction	-	-
	1,036	1,335
Commercial loans:
Real estate	1,331	3,680
Lines of credit	131	69
Other commercial and industrial	1,164	475
Municipal loans	-	-
	2,626	4,224
Consumer loans:
Home equity and junior liens	355	303
Other consumer	45	62
	400	365
Total nonaccrual loans	$4,062	$5,924

There were no loans past due ninety days or more and still accruing interest at June 30, 2011 or December 31, 2010.

Included in the nonaccrual loan balances at June 30, 2011 and December 31, 2010 were loans classified as Troubled Debt Restructurings (“TDR”)  in the amount of $2.1 million (7 loans) and $749,000 ( 3 loans), respectively.  Loans classified as TDRs that were on an accruing basis as of Jun 30, 2011 and December 31, 2010 had recorded balances of $830,000 (5 loans) and $1.5 million (6 loans), respectively.

Impaired Loans

The following tables summarize impaired loans information by portfolio class at and for the periods ended June 30, 2011 and December 31, 2010:

			June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 family first-lien residential mortgages	$181	$181	$-	$196	$5
Residential mortgage construction	-	-	-	-	-
Commercial real estate	1,391	1,391	-	1,658	102
Commercial lines of credit	-	-	-	-	-
Other commercial and industrial	88	88	-	76	6
Municipal	-	-	-	-	-
Home equity and junior liens	375	375	-	389	9
Other consumer	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,124	1,124	222	910	33
Residential mortgage construction	-	-	-	-	-
Commercial real estate	904	904	301	2,280	6
Commercial lines of credit	50	50	50	250	2
Other commercial and industrial	717	717	432	398	13
Municipal	-	-	-	-	-
Home equity and junior liens	313	313	115	220	9
Other consumer	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,305	1,305	222	1,106	38
Residential mortgage construction	-	-	-	-	-
Commercial real estate	2,295	2,295	301	3,938	108
Commercial lines of credit	50	50	50	250	2
Other commercial and industrial	805	805	432	474	19
Municipal	-	-	-	-	-
Home equity and junior liens	688	688	115	609	9
Other consumer	-	-	-	-	-
	$5,143	$5,143	$1,120	$6,377	$176

			December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
1-4 family first-lien residential mortgages	$185	$185	$-	$441	$14
Residential mortgage construction	-	-	-	-	-
Commercial real estate	1,919	1,919	-	2,288	91
Commercial lines of credit	-	-	-	-	-
Other commercial and industrial	96	96	-	73	13
Municipal	-	-	-	-	-
Home equity and junior liens	411	411	-	119	16
Other consumer	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,215	1,215	255	682	61
Residential mortgage construction	-	-	-	-	-
Commercial real estate	2,233	2,322	352	1,262	18
Commercial lines of credit	300	300	300	275	10
Other commercial and industrial	346	346	78	225	4
Municipal	-	-	-	-	-
Home equity and junior liens	252	252	110	59	8
Other consumer	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,400	1,400	255	1,123	75
Residential mortgage construction	-	-	-	-	-
Commercial real estate	4,152	4,241	352	3,550	109
Commercial lines of credit	300	300	300	275	10
Other commercial and industrial	442	442	78	298	17
Municipal	-	-	-	-	-
Home equity and junior liens	663	663	110	178	24
Other consumer	-	-	-	-	-
	$6,957	$7,046	$1,095	$5,424	$235

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the period ended June 30, 2011 and the year ended December 31, 2010 are summarized as follows:

	June 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(59)	-	(71)	(15)	-
Recoveries	33	-	-	-	-
Provisions	(37)	-	492	(273)	330
Ending balance	$687	$-	$1,625	$291	$831
Ending balance: related to loans
individually evaluated for impairment	$222	$-	$301	$50	$432
Ending balance: related to loans
collectively evaluated for impairment	$465	$-	$1,324	$241	$399

Loans receivables:
Ending balance	$149,603	$2,729	$70,038	$13,440	$20,692
Ending balance: individually
evaluated for impairment	$1,305	$-	$2,295	$50	$805
Ending balance: collectively
evaluated for impairment	$148,298	$2,729	$67,743	$13,390	$19,887

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(24)	(51)	-	(220)
Recoveries	-	5	15	-	53
Provisions	(1)	55	63	(104)	525
Ending balance	$2	$460	$116	$(6)	$4,006
Ending balance: related to loans
individually evaluated for impairment	$-	$115	$-	$-	$1,120
Ending balance: related to loans
collectively evaluated for impairment	$2	$345	$116	$(6)	$2,886

Loans receivables:
Ending balance	$3,888	$24,986	$3,461		$288,837
Ending balance: individually
evaluated for impairment	$-	$688	$-		$5,143
Ending balance: collectively
evaluated for impairment	$3,888	$24,298	$3,461		$283,694

	December 31, 2010
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$763	$-	$1,009	$376	$486
Charge-offs	(48)	-	(162)	(196)	(27)
Recoveries	19	-	55		-
Provisions	16	-	302	399	42
Ending balance	$750	$-	$1,204	$579	$501
Ending balance: related to loans
individually evaluated for impairment	$255	$-	$352	$300	$78
Ending balance: related to loans
collectively evaluated for impairment	$495	$-	$852	$279	$423

Loans receivables:
Ending balance	$143,661	$3,569	$69,042	$14,122	$20,779
Ending balance: individually
evaluated for impairment	$1,400	$-	$4,152	$300	$442
Ending balance: collectively
evaluated for impairment	$142,261	$3,569	$64,890	$13,822	$20,337

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2	$390	$76	$(24)	$3,078
Charge-offs	-	(76)	(81)	-	(590)
Recoveries	-	5	31	-	110
Provisions	1	105	63	122	1,050
Ending balance	$3	$424	$89	$98	$3,648
Ending balance: related to loans
individually evaluated for impairment	$-	$110	$-	$-	$1,095
Ending balance: related to loans
collectively evaluated for impairment	$3	$314	$89	$98	$2,553

Loans receivables:
Ending balance	$4,826	$25,168	$3,411		$284,578
Ending balance: individually
evaluated for impairment	$-	$663	$-		$6,957
Ending balance: collectively
evaluated for impairment	$4,826	$24,505	$3,411		$277,621

The portion of the allowance that was unallocated as of December 31, 2010, has been utilized to increase specific reserves within the commercial real estate portfolio.  Due to the inexact nature of the estimate, and the relative insignificance of the differences, management did not make adjustments for the amounts as of June 30, 2011.

(8) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of standby letters of credit as of June 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

Interest rate swap derivative:  The fair value of the interest rate swap derivative is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes (Level 2) for various swap maturity terms.

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

The following tables summarize assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,105	$-	$16,105
State and political subdivisions	-	20,186	-	20,186
Corporate	-	5,526	-	5,526
Residential mortgage-backed - agency	-	44,801	-	44,801
Residential mortgage-backed - private label	-	647	-	647
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,305	-	-	1,305
Large cap equity fund	1,033	-	-	1,033
Other mutual funds	-	257	-	257
Common stock - financial services industry	35	419	-	454
Total investment securities	$2,373	$87,941	$-	$90,314

Interest rate swap derivative	$-	$(134)	$-	$(134)

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$20,023	$-	$20,023
State and political subdivisions	-	18,979	-	18,979
Corporate	-	5,600	-	5,600
Residential mortgage-backed - agency	-	36,409	-	36,409
Residential mortgage-backed - private label	-	837	-	837
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,558	-	-	1,558
Large cap equity fund	1,222	-	-	1,222
Other mutual funds	-	244	-	244
Common stock - financial services industry	36	419	-	455
Total investment securities	$2,816	$82,511	$-	$85,327

Interest rate swap derivative	$-	$(110)	$-	$(110)

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,988	$1,988

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,340	$3,340

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

Interest rate swap derivative - The fair value of the interest rate swap derivative is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party (Level 2) market quotes for various swap maturity terms.

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

Junior subordinated debentures – Current economic conditions have rendered the market for this liability inactive.  As such, we are unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at  period end, and we are unable to obtain a current fair value, we have disclosed that the carrying value approximates the fair value.

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at June 30, 2011 and  December 31, 2010.

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are presented in the following table:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$12,784	$12,784	$13,763	$13,763
Investment securities	90,314	90,314	85,327	85,327
Net loans	285,490	294,769	281,648	290,049
Federal Home Loan Bank stock	1,815	1,815	2,134	2,134
Accrued interest receivable	1,640	1,640	1,709	1,709
Mortgage servicing rights	22	22	35	35
Financial liabilities:
Deposits	$344,349	$347,177	$326,502	$328,963
Borrowed funds	32,106	33,021	41,000	41,984
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	114	114	153	153
Interest rate swap derivative	134	134	110	110
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	-	-	-	-

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		June 30,	December 31,
(In thousands)		2011	2010
Cash flow hedge:
	Other liabilities	$134	$110

The change in accumulated other comprehensive income on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the six months ended June 30, were as follows:

(In thousands)	2011	2010
Balance as of January 1:	$(110)	$1
Amount of (losses) recognized in other comprehensive income	(54)	(154)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	30	31
Balance as of June 30:	$(134)	$(122)

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

The Company posted cash, of $200,000, under arrangements to satisfy collateral requirements associated with the interest rate swap contract.

(11) New Accounting Pronouncements

ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring was issued to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The increased volume in loan modifications, which resulted from the recent economic downturn, prompted this guidance.  The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession.  The Update provides guidance on specific types of modifications, such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  Early adoption is permitted.  The adoption of this update requires the Company to provide additional disclosures related to troubled debt restructurings.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements to improve the accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. During the global economic crisis, capital market participants questioned the necessity and usefulness of the collateral maintenance guidance for the transferor’s ability criterion (described below) when determining whether a repo should be accounted for as a sale or as a secured borrowing. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The adoption of this update may require the Company to provide additional disclosures related to repos.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs as a result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.  The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.  The adoption of this update may require the Company to provide additional disclosures related to fair value measurements.

In June 2011, the FASB issued ASU 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity, among other amendments in this Update.  The amendments require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.  The adoption of this update will require the Company to provide a change in disclosures related to other comprehensive income.

(12) Subsequent Events

The Company established the Pathfinder Bank Employee Stock Ownership Plan (“Plan”) to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A. to fund the purchase of 125,000 Employee Stock Ownership Plan (“ESOP”) shares that were held in Treasury.  The loan will be payable in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest will be accrued based on the Wall Street Journal Prime Rate plus 1.00%, and secured by the market value of unallocated shares of the ESOP stock.  In accordance with the payment of principal and interest on the loan, a proportionate amount of shares will be allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of company stock will be at the rate of 20% per year.

On July 25, 2011, the Company received preliminary approval for its participation in the Small Business Lending Fund (“SBLF”) in the amount of $13,000,000.  In connection with the funding of the SBLF, the Company will redeem all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) it sold to the U.S. Department of Treasury (“Treasury Department”) on September 11, 2009, in connection with the Treasury Department’s Capital Purchase Program (“CPP”).  The Company will pay $6,771,000 representing the original investment, plus accrued dividends to the Treasury Department to redeem the Preferred Stock.  As a result of the proposed redemption of the Preferred Stock, the Company expects to record a reduction in retained earnings of approximately $470,000 associated with the acceleration of the discount accretion relating to the difference between the amount at which the Preferred Stock was initially recorded and the redemption price.  The preferred stock dividend and the acceleration of the accretion on preferred stock will reduce the net income available to common shareholders, which is used in calculating earnings per share. In connection with the CPP financing, the Treasury Department also received warrants to purchase 154,354 shares of the Company’s common stock with an exercise price of $6.58 per share.  Management is analyzing the impact of repurchasing the warrants that were issued in connection with the issuance of the CPP Preferred Shares.  The anticipated closing date for the SBLF participation is August 18, 2011.

The SBLF provides Tier 1 Capital to qualified community banks with assets of less than $10 billion.  The Treasury Department will make SBLF funding available by purchasing senior preferred stock issued by the Company.  Funding of up to 5% of consolidated risk-weighted assets is available through the issuance of the Preferred Stock.  The SBLF Preferred Stock pays cumulative dividends, at a rate adjusted quarterly, based on the growth in a qualifying commercial loan portfolio held by the Company.  The related dividend rate can range from 5% to 1% for the first four and one-half years after funding is received, depending on the level of qualifying commercial loan portfolio activity.  Since the amount of the SBLF funding is nearly double that of the CPP funding, the total amount of dividend payments under the SBLF funding will be greater than the dividends incurred under the CPP funding, with the potential for the dividend rate to be less than compared to the CPP fixed dividend rate of 5%.  The dividend rate moves to 9% after four and one-half years if the funding has not been repaid.  SBLF funding can be prepaid at anytime with regulatory approval.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At June 30, 2011, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 63.7% of the Company’s outstanding common stock and public shareholders held the remaining 36.3% of the common stock.

The following discussion reviews the Company's financial condition at June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010.

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

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

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

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 11 in the Company’s 2010 Annual Report on Form 10-K to the consolidated financial statements.

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

Recent Events

The Company reported on its Form 10-Q for the period ended March 31, 2011, that Pathfinder Bancorp, Inc. was expected to close on the Purchase and Sale Agreement with Fitzgibbons Agency on or about June 1, 2011.  This transaction has not yet taken place as the Company continues to finalize contract negotiations and then apply for regulatory approval to effect a transaction prior to December 31, 2011.

In June 2011, the Board of Directors of the Company approved the grant of stock option awards to its Directors and Executive Officers under the 2010 Stock Option Plan that was approved at the Annual Meeting of Shareholders on April 28, 2010.  A total of 45,000 option awards were granted to the nine directors of the Company and 75,000 stock option awards, in total, were granted to the Chief Executive Officer and the Company’s four Senior Vice Presidents.  The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2021.  The Company expects to record compensation expense in the amount of $47,000 in 2011, $90,000 in each of the years 2012 through 2015, and $43,000 in 2016.

On July 25, 2011, the Company received preliminary approval for its participation in the Small Business Lending Fund (“SBLF”) in the amount of $13,000,000.  Please see Note 12 Subsequent Events for details on this action.

Overview

Net income was $587,000 for the three months ended June 30, 2011, compared to $550,000 for the three-month period ended June 30, 2010. Net income available to common shareholders was $469,000 and $435,000, or $0.19 and $0.17 per basic and diluted common share, for the same three-month periods, respectively.  For the six months ended June 30, 2011, the Company reported net income of $1.0 million as compared to $1.2 million for the same period in 2010.  Net income available to common shareholders was $778,000, or $0.31 per basic and diluted share as compared to $920,000, or $0.37 per basic and diluted share for the same period in 2010. The Company has continued efforts to expand both its lending and deposit relationships within the small business community.  Consequently, the Company’s statement of condition has continued to shift from one more concentrated in residential loans and retail deposits to a more diversified mix of residential, consumer, and commercial loans.  On an average balance basis, total commercial loans, including loans to municipalities, comprised 37.6% of the total gross loan portfolio for the six months ended June 30, 2011 compared to 37.5% for the same period in 2010.  Total business deposits, including municipal deposits, comprised 27.3% of total deposits on an average basis for the six months ended June 30, 2011 compared to 24.5% for the previous year.

Since December 31, 2010, deposits have increased by $17.8 million.  The liquidity provided by deposit growth has been used to repay borrowings of $8.9 million, and to increase our investment portfolio holdings by $5.0 million, as well as increase gross loans by $4.2 million.

In 2011, we continued our expansion into the greater Syracuse market.  In order to provide full services to this market and address new and emerging customer opportunities, we opened a new branch location in Cicero, New York on February 1, 2011.

Results of Operations

The return on average assets and return on average shareholders' equity were 0.57% and 7.36%, respectively, for the three months ended June 30, 2011, compared with 0.57% and 7.17%, respectively, for the three months ended June 30, 2010.  During the second quarter of 2011, when compared to the second quarter of 2010, net interest income increased $304,000.  The provision for loan losses remained the same; noninterest income increased $257,000 and noninterest expenses increased $511,000.

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

Net interest income, on a tax-equivalent basis increased to $3.6 million for the three months ended June 30, 2011, from $3.3 million for the three months ended June 30, 2010.  The Company's net interest margin for the second quarter of 2011 increased to 3.82% compared to 3.72% in the same quarter in 2010.  Reductions in the Company’s cost of funds was primarily in time deposits have resulted in the expansion of the Company’s net interest margin.  The increase in net interest income is attributable to a decrease of 19 basis points in the average cost of interest bearing liabilities, which was greater than the decrease of 8 basis points in the average yield earned on earning assets.  Average interest-earning assets increased 6.1% to $380.1 million for the three months ended June 30, 2011, as compared to $358.1 million for the three months ended June 30, 2010.  The increase in average earning assets is primarily attributable to a $22.1 million increase in loans, a $4.6 million increase in investment securities, offset by a $4.7 million decrease in interest earning deposits.  Average interest-bearing liabilities increased $16.2 million to $341.6 million for the three months ended June 30, 2011 from $325.4 million for the three months ended June 30, 2010. The increase in the average balance of interest-bearing liabilities resulted primarily from a $19.2 million increase in average deposits, largely from Money Market Accounts, partially offset by a decrease of $3.0 million in average borrowings.

For the six months ended June 30, 2011, net interest income, on a tax-equivalent basis, increased to $7.2 million from $6.6 million for the six months ended June 30, 2010.  Net interest margin increased 14 basis points to 3.85% for the six months ended June 30, 2011, from 3.71% for the six months ended June 30, 2010.  Average interest-earning assets increased 4.1% to $372.1 million for the six months ended June 30, 2011 as compared to $357.3 million for the six months ended June 30, 2010, and the yield on interest-earning assets decreased 2 basis points to 5.04% from 5.06% for the comparable prior year period.   The increase in average interest-earning assets was attributable to a $22.7 million increase in average loans receivable, offset by an $8.1 million decrease in average interest earning deposits.  Average interest-bearing liabilities increased $20.9 million.  The cost of interest bearing liabilities decreased 21 basis points to 1.29% for the six months ended June 30, 2011, from 1.50% for the same period in 2010.  The increase in the average balance of interest-bearing liabilities was the result of a $21.3 million, or 7.5%, increase in average deposits driven by Money Market Accounts, offset by a $460,000, or 1.2%, decrease in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended June 30, 2011, increased $202,000, or 4.45%, to $4.7 million when compared to the quarter ended June 30, 2010.

The average balance of loans increased $22.1 million to $286.5 million, with yields decreasing 13 basis points to 5.57% for the second quarter of 2011.  Average residential real estate loans increased $15.8 million, or 7.1%, and experienced a decrease in the average yield to 5.30% from 5.52% in the comparable quarter of 2010.   Average commercial real estate loans increased $5.4 million, while the average yield on those loans increased to 6.31% from 6.25% in the comparable quarter. Average commercial loans increased $3.1 million and experienced a decrease in the average yield of 9 basis points, to 5.09% for the quarter ended June 30, 2011, from 5.18%, in the quarter ended June 30, 2010.  Average municipal loans decreased approximately $1.1 million, and experienced an increase in yield of 88 basis points.  Average consumer loans decreased $1.0 million, while the average yield decreased by 22 basis points.

Average investment securities (taxable and tax-exempt) for the quarter ended June 30, 2011, increased by $4.6 million.  The average tax-equivalent yield of the portfolio decreased 27 basis points, to 3.27% from 3.54%.  The decrease in the overall portfolio yield reflects the portfolio repricing downward during the current low rate environment, as well as management’s decision to purchase shorter term investments in order to position the Company for the potential of rising interest rates.

Total interest income, on a tax-equivalent basis, for the six months ended June 30, 2011 increased $342,000, or 3.8%, when compared to the six months ended June 30, 2010.

Average loans increased $22.7 million, with average yields decreasing 23 basis points to 5.51% from 5.74% for the six-month period ended June 30, 2011, when compared with the same period in 2010.  As reflected in the second quarter data, all loan categories showed an increase in the six-month averages when compared to the same period in 2010, except for consumer loans.  Similarly, yields on all categories declined when comparing the six-month periods.  Average residential real estate loans increased $14.8 million and experienced a decrease in the average yield of 31 basis points from the comparable six-month period ended June 30, 2010.  Average commercial real estate loans increased $5.6 million, or 8.8%, while the average yield on those loans decreased to 6.23% from 6.30% from the same period a year earlier.  Average commercial loans increased $3.2 million, or 10.3%, and experienced a decrease in the average yield of 24 basis points, to 4.87% for the six months ended June 30, 2011, from 5.11%, for the same period ended June 30, 2010.  Average municipal loans increased approximately $206,000, and experienced a decrease in yield of 37 basis points.  Average consumer loans decreased $1.1 million, while the average yield decreased by 12 basis points.

For the six months ended June 30, 2011, tax-equivalent interest income from investment securities increased $27,000, or 1.8%, compared to the same period in 2010.   The average tax-equivalent yield of the portfolio increased 5 basis points, to 3.63% from 3.58%.

Interest Expense

Total interest expense decreased $102,000 for the three months ended June 30, 2011, compared to the same quarter in 2010, as the cost of funds decreased 19 basis points to 1.30% in 2011 from 1.49% in 2010.

The cost of funds on deposits decreased $33,000, or 3.9%.  Each deposit product line’s average balance increased in 2011 over the second quarter of 2010, with the exception of Now accounts. The average balance of MMDA accounts increased $11.5 million and had a 3 basis point increase in the cost of funds.  The savings and club accounts average balance increased $3.9 million, while the cost of funds decreased 1 basis point.  The average balance of time deposits increased $2.7 million, while the cost of funds decreased 23 basis points.  The average balance of money management accounts increased to $12.7 million for the three months ended June 30, 2011, as compared to $12.4 million for the same period in 2010.  The average balance of Now accounts decreased $1.3 million to $29.9 million, which was offset by an increase in the cost of funds of 6 basis points.

The average balance of borrowings decreased $3.0 million.  Interest expense on borrowings decreased by $70,000, or 19.7%, from the prior period as a result of a 54 basis point decrease in the cost of funds on other borrowings, to 3.12% for the three months ended June 30, 2011, from 3.66% for the same quarter in 2010.

Total interest expense decreased $189,000 for the six months ended June 30, 2011, compared to the same period in 2010, as the cost of funds decreased 21 basis points to 1.29% in 2011 from 1.50% in 2010.  The cost of funds on deposits decreased $63,000, or 3.7%.  Each deposit product line’s average balance increased in 2011 over the same six-month period in 2010, with the exception of CDARS brokered deposits whose average balances decreased by $900,000 to $2.0 million over comparable six-month periods.  The six-month average balance of MMDA accounts increased $14.7 million when comparing 2011 to the same period in 2010, combined with a 5 basis point increase in the cost to funds.  The average balance of time deposits increased to $135.9 million for the period ended June 30, 2011 as compared to $132.7 million for the same period in 2010.  The time deposit cost of funds decreased 25 basis points to 1.93% for the six months ended June 30, 2011, from 2.18% for the same six-month period in the prior year.  The savings and club accounts increased to a balance of $60.4 million, from $58.1 million for the same period in the prior year.  The average balance on Now accounts increased $1.6 million combined with an increase of 4 basis points in the cost of funds.

The average balance of borrowed funds decreased $460,000 for the six-month period ended June 30, 2011, when compared to the six months ended June 30, 2010.  Interest expense on borrowings decreased by $126,000, or 18.0%, from the prior year as a result of a 71 basis point decrease in the cost of borrowed funds to 2.96% for the six months ended June 30, 2011.

Provision for Loan Losses

The Company recorded a provision for loan losses of $262,000 for each quarter ended June 30, 2011 and 2010.  The level of net charge-offs for the second quarter of 2011 was $107,000, which was a $20,000 increase from the net charge-offs recorded in the second quarter of 2010, and were exceeded in each period by the level of provision for loan losses.  Management believes that the level of concern of the economic and environmental factors within commercial loan and commercial real estate portfolios presently warrants this continued level of provision for loan losses.  For each of the six months ended June 30, 2011 and 2010, the Company recorded $525,000 in provision for loan losses.  Gross loans increased 7.1% to $289.5 million at June 30, 2011 from $270.3 million at June 30, 2010.  Net charge-offs for the first six months of 2011 were $167,000 as compared to $147,000 for the six months ended June 30, 2010, an increase of 13.6%.  As a result of the continued level of provision for loan losses exceeding the level of net charge-offs for the comparable six-month periods and offset partially by the increase in gross loans, the ratio of the allowance for loan losses to period end loans was 1.38% at June 30, 2011, as compared to 1.28% at June 30, 2010 and December 31, 2010.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2011	2010	Change
Service charges on deposit accounts	$276	$343	$(67)	-19.5%
Earnings on bank owned life insurance	55	57	(2)	-3.5%
Loan servicing fees	50	60	(10)	-16.7%
Debit card interchange fees	96	81	15	18.5%
Other charges, commissions and fees	137	142	(5)	-3.5%
Noninterest income before gains (losses)	614	683	(69)	-10.1%
Net gains on sales and redemptions of investment securities	295	17	278	1635.3%
Net gains (losses) on sales of loans and foreclosed real estate	14	(34)	48	-141.2%
Total noninterest income	$923	$666	$257	38.6%

	Six Months Ended June 30,
(in thousands)	2011	2010	Change
Service charges on deposit accounts	$571	$732	$(161)	-22.0%
Earnings on bank owned life insurance	117	140	(23)	-16.4%
Loan servicing fees	92	117	(25)	-21.4%
Debit card interchange fees	180	153	27	17.6%
Other charges, commissions and fees	273	259	14	5.4%
Noninterest income before gains (losses)	1,233	1,401	(168)	-12.0%
Net gains on sales and redemptions of investment securities	323	28	295	1053.6%
Net gains (losses) on sales of loans and foreclosed real estate	40	(53)	93	-175.5%
Total noninterest income	$1,596	$1,376	$220	16.0%

Noninterest income, exclusive of net gains and losses from the sale of securities, loans and foreclosed real estate (which items may be subject to larger period to period deviations), decreased to $614,000 for the quarter ended June 30, 2011, compared to $683,000 for the same period in the prior year.  This is primarily due to a $67,000 decrease in service charges on deposit accounts, a $10,000 decrease in loan servicing fees, and a $5,000 decrease in other charges and commissions, which was offset by a $15,000 increase in debit card interchange fees.  The decrease in service charges on deposit accounts is associated with a decrease in customer use of the Company’s extended overdraft program.  The customer’s usage of the program was negatively impacted by the Federal Reserve Board’s issuance of a final rule revising the provisions of Regulation E.  As part of these revisions, financial institutions were prohibited from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The final rule became effective on July 1, 2010.  Loan servicing fees are less than those collected during the second quarter of 2010 due, for the most part, to the reduction of fees received from investor’s loans serviced by the Bank. As serviced loan portfolios pay down, without being replaced by new loan sales, the portfolio balance upon which servicing fees are calculated diminishes.  The increase in debit card interchange fees is due to increased customer activity. Net gains on securities increased to $295,000 for the quarter ended June 30, 2011 compared to $17,000, for the same quarter in 2010.  The increase is due to gains recognized on the sale of multiple securities in the current quarter due to strong pricing within our debt securities portfolio aided by the low interest rate environment. Net gains from the sales of loans and foreclosed real estate increased to a net gain of $14,000 for the quarter ended June 30, 2011, as compared to a net loss of $34,000 in 2010.

Noninterest income, exclusive of net gains and losses from the sale of securities, loans and foreclosed real estate, decreased to $1.2 million for the six months ended June 30, 2011, compared to $1.4 million for the same period in the prior year.  This is primarily due to a $161,000 decrease in service charge on deposit accounts, reflecting a decrease in extended overdraft fees, for reasons mentioned above.  Net gains and losses from the sale of securities increased to a net gain of $323,000 for the six months ended June 30, 2011, as compared to a net gain of $28,000 for the same period of 2010.  The increase is due to gains recognized on the sale of multiple securities combined with gains recognized from cash redemptions from the SHAY Assets large cap equity and ultra short mortgage funds.  Net gains and losses from the sales of loans and foreclosed real estate increased to a net gain of $40,000 for the six months ended June 30, 2011, as compared to a net loss of $53,000 in 2010.   The increase is due to the gains recognized on the sale of foreclosed properties in 2011, compared to the losses that were recognized on the sale of foreclosed properties in 2010.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended June 30,
(In thousands)	2011	2010	Change
Salaries and employee benefits	$1,764	$1,496	$268	17.9%
Building occupancy	359	340	19	5.6%
Data processing	352	354	(2)	-0.6%
Professional and other services	295	186	109	58.6%
FDIC assessments	162	129	33	25.6%
Other expenses	471	387	84	21.7%
Total noninterest expense	$3,403	$2,892	$511	17.7%

	Six Months Ended June 30,
(In thousands)	2011	2010	Change
Salaries and employee benefits	$3,473	$3,059	$414	13.5%
Building occupancy	722	654	68	10.4%
Data processing	705	682	23	3.4%
Professional and other services	560	378	182	48.1%
FDIC assessments	324	257	67	26.1%
Other expenses	902	724	178	24.6%
Total noninterest expense	$6,686	$5,754	$932	16.2%

Noninterest expense increased $511,000, or 17.7%, for the quarter ended June 30, 2011, compared to the comparable prior year period. The increase in noninterest expense is primarily due to increases of $268,000 in salaries and employee benefits, $109,000 in professional and other services, $84,000 in other expenses, and $33,000 in FDIC assessment expenses. The increase in salaries and employee benefits was due to the addition of 12 full-time equivalent positions and to annual merit based wage adjustments.  The additional positions reflect the staffing and servicing needs at our new Cicero Branch location. The increase in professional and other services is due to the combination of an increase in advertising, legal fees, and consulting fees.

Noninterest expense increased $932,000, or 16.2% for the six months ended June 30, 2011, compared to the same period in 2010.  The increase in noninterest expense is due to increases of $414,000 in salaries and employee benefits, $182,000 in professional and other services, $178,000 in other expenses, $68,000 in building occupancy and $67,000 in FDIC assessment expenses.  The increase in salaries and employee benefits was due to the addition of 12 full-time equivalent positions and to annual merit based wage adjustments.  The additional positions are primarily due to the staffing and servicing needs at our new Cicero Branch location.  The increase in professional and other services is due to the combination of an increase in advertising, legal fees, and consulting fees.  The increase in other expenses is a combination of an increased expense in community services donations, office supplies, audits and exams, travel and training, and foreclosed real estate expense.

Income Tax Expense

Income taxes increased $13,000 for the quarter ended June 30, 2011, as compared to the same period in 2010. The effective tax rate was 30.0% and 30.3% for the three months ended June 30, 2011 and June 30, 2010, respectively.  The increase in income tax expense in 2011, compared to 2010, resulted from a $50,000 increase in pretax income to $839,000 for the second quarter of 2011.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Income taxes for the six month period ended June 30, 2011 were $435,000 as compared to $494,000 for the comparable prior year period, a decrease of $59,000 or 11.9%.  This decrease was due to a lower level of pretax income.  The effective tax rate for both six month periods ended June 30 was 30.0%.

Changes in Financial Condition

Assets

Total assets increased approximately $10.0 million, or 2.4%, to $418.5 million at June 30, 2011, from $408.5 million at December 31, 2010.  The increase in total assets was primarily the result of an increase of $5.0 million, or 5.8%, in investment securities, a $4.2 million increase in the total loan portfolio, and a $1.1 million increase in net premises and equipment due to the new Cicero Branch location.  Investment securities portfolio growth is being driven by the purchase of mortgage-backed securities with the excess liquidity generated by deposit growth.

Liabilities

Total liabilities increased $8.1 million, or 2.2%, to $386.1 million at June 30, 2011, from $378.0 million at December 31, 2010.  Deposits increased $17.8 million, or 5.5%.  This increase was offset by reductions in short-term borrowings of $5.9 million, or 45.3%, and long-term borrowings of $3.0 million.  The increase in deposits was the result of an increase of $8.6 million in retail and escrow deposits, an increase in business deposits of $7.5 million, and a $1.7 increase in municipal customer deposits.  The increase in retail and business deposits is due principally to the new Cicero Branch location.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Nonaccrual loans:
Commercial real estate and commercial	$2,626	$4,224	$3,635
Consumer	400	365	188
Real estate - residential	1,036	1,335	1,170
Total nonaccrual loans	4,062	5,924	4,993
Total non-performing loans	4,062	5,924	4,993
Foreclosed real estate	945	375	59
Total non-performing assets	$5,007	$6,299	$5,052
Non-performing loans to total loans	1.40%	2.08%	1.85%
Non-performing assets to total assets	1.20%	1.54%	1.28%
Interest income that would have been recorded
under the original terms of the loans	$317	$260	$258

Total non-performing loans decreased approximately $1.9 million, or 31.43%, at June 30, 2011, when compared to December 31, 2010.  Total non-performing loans decreased approximately $931,000 at June 30, 2011, when compared to June 30, 2010.  The decrease in non-performing loans is a result of pay downs totaling $1.1 million on one large non-performing commercial loan relationship, combined with an additional large commercial loan relationship moving into performing status during June 2011.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  In response to trends and risk management, the Bank increased the provision for loan losses in 2010 and has maintained those higher levels of provisioning in 2011.  Despite the decrease in non-performing loans, the current concern over the existing economic environment warrants the current level of the provision for loan losses.  The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate balances increased to $945,000 at June 30, 2011, an increase of $566,000 and $886,000 over levels at December 31, 2011 and June 30, 2010, respectively.  This increase in foreclosed real estate balances is the result of the continued challenging economic environment within the Company’s market area.

The majority of the outstanding balances classified as non-performing loans at June 30, 2011 is comprised of commercial real estate, commercial, and residential real estate loans.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and are still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.

The measurement of impaired loans is generally based upon the fair value of the collateral with the minority of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At June 30, 2011 and December 31, 2010, the Company had $5.1 million and $7.0 million in loans, which were deemed to be impaired, having specific reserves of $1.1 million and $1.1 million, respectively.

Management has identified potential problem loans totaling $8.8 million as of June 30, 2011, compared to $7.0 million in potential problem loans as of December 31, 2010.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

The allowance for loan losses at June 30, 2011 and December 31, 2010 was $4.0 million and $3.6 million, or 1.38% and 1.28% of period end loans, respectively.

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

In the normal course of business, Pathfinder Bank (“Pathfinder”) has sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, the bank makes certain representations and warranties to the buyer. Pathfinder maintains a quality control program for closed loans and has never been asked to repurchase a sold loan.  Therefore, management considers the risks and uncertainties associated with potential repurchase requirements to be minimal.  There are no known or alleged defects in the securitization process or in the mortgage documentation.  Any future risk of exposure would be immaterial.

Capital

Shareholders' equity at June 30, 2011, was $32.4 million as compared to $30.6 million at December 31, 2010.  The Company added $1.0 million to retained earnings through net income.  The increase to retained earnings was combined with a decrease in accumulated other comprehensive loss to $799,000 from $1.9 million at December 31, 2010. Unrealized holding gains of $1.1 million on securities, net of tax expense, resulted in a decrease in accumulated other comprehensive loss of $1.1 million.  In addition, $80,000 of amortization of retirement plan losses and transition obligation, net of tax expense, was offset by $15,000 in unrealized loss on the interest rate derivative, net of tax benefit, decreasing accumulated other comprehensive loss.  Common stock dividends declared reduced capital by $149,000.   Preferred stock dividends paid to the United States Treasury, under the terms of the agreement entered into in 2009 as part of the Capital Purchase Plan, reduced capital by $170,000.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2011, Pathfinder exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Core Capital (to Risk-Weighted Assets)	$37,011	13.8%	$21,436	8.0%	$26,795	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$33,554	12.5%	$10,718	4.0%	$16,077	6.0%
Tier 1 Capital (to Average Assets)	$33,554	8.2%	$16,384	4.0%	$20,480	5.0%
As of December 31, 2010:
Total Core Capital (to Risk-Weighted Assets)	$35,837	13.5%	$21,197	8.0%	$26,496	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,440	12.2%	$10,598	4.0%	$15,898	6.0%
Tier 1 Capital (to Average Assets)	$32,440	8.1%	$16,001	4.0%	$20,002	5.0%

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $105.4 million.  At June 30, 2011, the Company has $32.1 million outstanding against the existing lines with $73.3 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2011, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

August 12, 2011                                                   /s/ Thomas W. Schneider
Thomas W. Schneider
                 President and Chief Executive Officer

August 12, 2011                                                   /s/ James A. Dowd
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
August 12, 2011	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
August 12, 2011	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2011 and that to the best of his knowledge:

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
August 12, 2011	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer