Form 10-Q
period 2011-09-30
PATHFINDER BANCORP INC
filed 2011-11-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2011

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

Large accelerated filer *                                      Accelerated filer *                                 Non-accelerated filer*                       Smaller reporting company  ☒
                                                                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *    NO ☒

As of November 11, 2011, there were 2,979,969 shares issued and 2,617,682 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition	30
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION		41

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Removed and Reserved
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		42

EXHIBITS		43

PART I FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2011	2010
ASSETS:
Cash and due from banks	$8,676	$6,366
Interest earning deposits	7,112	7,397
Total cash and cash equivalents	15,788	13,763
Investment securities, at fair value	86,003	85,327
Federal Home Loan Bank stock, at cost	1,528	2,134
Loans	294,292	285,296
Less: Allowance for loan losses	4,003	3,648
Loans receivable, net	290,289	281,648
Premises and equipment, net	10,659	9,432
Accrued interest receivable	1,619	1,709
Foreclosed real estate	562	375
Goodwill	3,840	3,840
Bank owned life insurance	7,878	6,915
Other assets	2,280	3,402
Total assets	$420,446	$408,545

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$305,310	$295,786
Noninterest-bearing	37,744	30,716
Total deposits	343,054	326,502
Short-term borrowings	2,000	13,000
Long-term borrowings	26,101	28,000
Junior subordinated debentures	5,155	5,155
Other liabilities	4,754	5,296
Total liabilities	381,064	377,953
Shareholders' equity:
Preferred stock - CPP, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 0 and 6,771 shares issued and outstanding, respectively	-	6,225
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 and 0 shares issued and outstanding, respectively	13,000	-
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,972,119 shares issued and 2,617,682 and 2,484,832 shares outstanding, respectively	30	30
Additional paid in capital	8,707	8,615
Retained earnings	24,444	24,163
Accumulated other comprehensive loss	(894)	(1,939)
Unearned ESOP	(1,071)	-
Treasury stock, at cost; 362,287 and 487,287 shares, respectively	(4,834)	(6,502)
Total shareholders' equity	39,382	30,592
Total liabilities and shareholders' equity	$420,446	$408,545

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	September 30, 2011	September 30, 2010
Interest and dividend income:
Loans, including fees	$4,089	$3,861
Debt securities:
Taxable	489	611
Tax-exempt	81	74
Dividends	33	38
Federal funds sold and interest earning deposits	1	1
Total interest income	4,693	4,585
Interest expense:
Interest on deposits	810	861
Interest on short-term borrowings	4	2
Interest on long-term borrowings	259	350
Total interest expense	1,073	1,213
Net interest income	3,620	3,372
Provision for loan losses	145	263
Net interest income after provision for loan losses	3,475	3,109
Noninterest income:
Service charges on deposit accounts	283	319
Earnings on bank owned life insurance	45	72
Loan servicing fees	63	46
Net gains on sales and redemptions of investment securities	469	144
Net (losses) gains on sales of loans and foreclosed real estate	(80)	10
Debit card interchange fees	93	76
Other charges, commissions & fees	130	131
Total noninterest income	1,003	798
Noninterest expense:
Salaries and employee benefits	1,787	1,541
Building occupancy	316	317
Data processing	349	340
Professional and other services	219	146
Advertising	91	97
FDIC assessments	(8)	129
Audits and exams	62	55
Other expenses	392	327
Total noninterest expenses	3,208	2,952
Income before income taxes	1,270	955
Provision for income taxes	396	287
Net income	$874	$668
Preferred stock dividends and discount accretion	$581	$115
Net income available to common shareholders	$293	$553

Earnings per common share - basic	$0.12	$0.22
Earnings per common share - diluted	$0.11	$0.22
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands, except per share data)	September 30, 2011	September 30, 2010
Interest and dividend income:
Loans, including fees	$11,945	$11,396
Debt securities:
Taxable	1,687	1,771
Tax-exempt	230	190
Dividends	101	168
Federal funds sold and interest earning deposits	3	5
Total interest income	13,966	13,530
Interest expense:
Interest on deposits	2,444	2,557
Interest on short-term borrowings	22	2
Interest on long-term borrowings	816	1,052
Total interest expense	3,282	3,611
Net interest income	10,684	9,919
Provision for loan losses	670	788
Net interest income after provision for loan losses	10,014	9,131
Noninterest income:
Service charges on deposit accounts	854	1,051
Earnings on bank owned life insurance	162	212
Loan servicing fees	155	163
Net gains on sales and redemptions of investment securities	791	172
Net losses on sales of loans and foreclosed real estate	(40)	(43)
Debit card interchange fees	273	229
Other charges, commissions & fees	403	390
Total noninterest income	2,598	2,174
Noninterest expense:
Salaries and employee benefits	5,260	4,601
Building occupancy	1,038	971
Data processing	1,054	1,021
Professional and other services	504	421
Advertising	366	200
FDIC assessments	316	386
Audits and exams	181	166
Other expenses	1,175	940
Total noninterest expenses	9,894	8,706
Income before income taxes	2,718	2,599
Provision for income taxes	831	780
Net income	$1,887	$1,819
Preferred stock dividends and discount accretion	$816	$346
Net income available to common shareholders	$1,071	$1,473

Earnings per common share - basic	$0.43	$0.59
Earnings per common share - diluted	$0.42	$0.59
Dividends per common share	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2011 and September 30, 2010
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total
Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592
Comprehensive income:
Net income				1,887				1,887
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $657 tax expense)					982			982
Unrealized holding loss on financial
derivative (net of $38 tax benefit)					(57)			(57)
Retirement plan amortization and transition
obligation recognized in plan expenses
(net of $80 tax expense)					120			120
Total comprehensive income								2,932
Sale of preferred stock - SBLF	13,000							13,000
Redemption of CPP Preferred stock	(6,771)							(6,771)
Preferred stock discount accretion	546			(546)				-
Preferred stock dividends - CPP				(270)				(270)
Sale of treasury stock to ESOP				(566)		(1,102)	1,668	-
ESOP shares earned (3,445 shares)			1			31		32
Stock based compensation			25					25
Stock options exercised			66					66
Common stock dividends declared ($0.09 per share)				(224)				(224)
Balance, September 30, 2011	$13,000	$30	$8,707	$24,444	$(894)	$(1,071)	$(4,834)	$39,382

Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$-	$(6,502)	$29,238
Comprehensive income:
Net income				1,819				1,819
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $646 tax expense)					967			967
Unrealized holding loss on financial
derivative (net of $74 tax benefit)					(110)			(110)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $66 tax expense)					99			99
Total Comprehensive income								2,775
Preferred stock discount accretion	92			(92)				-
Preferred stock dividends - CPP				(254)				(254)
Common stock dividends declared ($0.09 per share)				(224)				(224)
Balance, September 30, 2010	$6,193	$30	$8,615	$23,668	$(469)	$-	$(6,502)	$31,535

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands)	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES
Net income	$1,887	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	670	788
Proceeds from sales of loans	-	144
Originations of loans held-for-sale	-	(146)
Realized losses (gains) on sales and redemptions of:
Real estate acquired through foreclosure	40	41
Loans	-	2
Premises and equipment	-	1
Available-for-sale investment securities	(791)	(172)
Depreciation	523	483
Amortization of mortgage servicing rights	20	22
Amortization of deferred loan costs	139	163
Earnings on bank owned life insurance	(162)	(212)
Net amortization of premiums and discounts on investment securities	370	336
Stock based compensation and ESOP expense	57	-
Decrease (increase) in accrued interest receivable	90	(225)
Net change in other assets and liabilities	(30)	889
Net cash provided by operating activities	2,813	3,933
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(39,603)	(46,190)
Net proceeds from the redemption of Federal Home Loan Bank stock	606	35
Proceeds from maturities and principal reductions of
investment securities available-for-sale	25,894	27,133
Proceeds from sales and redemptions of:
Available-for-sale investment securities	15,091	9,096
Real estate acquired through foreclosure	691	137
Premises and equipment	-	24
Purchase of bank owned life insurance	(800)	-
Net increase in loans	(10,371)	(16,766)
Purchase of premises and equipment	(1,750)	(1,166)
Net cash used in investing activities	(10,242)	(27,697)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	15,928	38,658
Net increase (decrease) in time deposits	624	(7,570)
Net repayments of short-term borrowings	(11,000)	-
Payments on long-term borrowings	(6,000)	(5,000)
Proceeds from long-term borrowings	4,101	4,000
Proceeds from sale of preferred stock - SBLF	13,000	-
Proceeds from exercise of stock options	66	-
Redemption of preferred stock - CPP	(6,771)	-
Cash dividends paid to preferred shareholder - CPP	(270)	(254)
Cash dividends paid to common shareholders	(224)	(224)
Net cash provided by financing activities	9,454	29,610
Increase in cash and cash equivalents	2,025	5,846
Cash and cash equivalents at beginning of period	13,763	14,631
Cash and cash equivalents at end of period	$15,788	$20,477

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the nine	For the nine
	months ended	months ended
(In thousands)	September 30, 2011	September 30, 2010
CASH PAID DURING THE PERIOD FOR:
Interest	$3,299	$3,645
Income taxes	1,507	402
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	921	355

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

Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2) Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options and warrants issued to the U.S. Treasury using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
($ in thousands, except share data)	September 30,		September 30,
	2011	2010	2011	2010
Basic Earnings Per Common Share
Net income available to common shareholders	$293	$553	$1,071	$1,473
Weighted average common shares outstanding	2,493,176	2,484,832	2,487,685	2,484,832
Basic earnings per common share	$0.12	$0.22	$0.43	$0.59

Diluted Earnings Per Common Share
Net income available to common shareholders	$293	$553	$1,071	$1,473
Weighted average common shares outstanding	2,493,176	2,484,832	2,487,685	2,484,832
Effect of assumed exercise of stock options	10,569	-	4,752	-
Effect of assumed exercise of stock warrants	43,233	-	43,851	-
Diluted average common shares outstanding	2,546,978	2,484,832	2,536,288	2,484,832
Diluted earnings per common share	$0.11	$0.22	$0.42	$0.59

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

The composition of net periodic pension plan costs for the three and nine months ended September 30, is detailed in the table below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$82	$65	$246	$195
Interest cost	103	94	310	282
Expected return on plan assets	(156)	(143)	(468)	(411)
Amortization of net losses	62	50	185	150
Net periodic benefit cost	$91	$66	$273	$216

The Company has not made any contributions to the defined benefit pension plan during the first nine months of 2011.

The composition of net periodic postretirement plan costs for the three and nine months ended September 30, is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010

Service cost	$-	$-	$-	$-
Interest cost	5	5	15	15
Amortization of losses and transition obligation	5	5	14	14
Net periodic benefit cost	$10	$10	$29	$29

(4) Other Comprehensive Income

Accounting principles generally accepted in the United States of America, require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, unrealized gains and losses on financial derivatives, and unrecognized gains and losses, and transition assets or obligations for defined benefit pension and postretirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the three and nine months ended September 30, are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010
Unrealized holding (losses) gains on securities available for sale:
Unrealized holding gains arising during the period	$316	$205	$2,430	$1,785
Reclassification adjustment for net gains included in net income	(469)	(144)	(791)	(172)
Net unrealized (losses) gains on securities available for sale	(153)	61	1,639	1,613
Unrealized holding loss on financial derivative:
Unrealized holding loss arising during the period	(87)	(75)	(141)	(229)
Reclassification adjustment for interest expense included in net income	16	14	46	45
Net unrealized loss on financial derivative	(71)	(61)	(95)	(184)
Defined benefit pension and post retirement plans:
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	67	56	200	165
Net change in defined benefit plans	67	56	200	165
Other comprehensive (loss) income before tax	(157)	56	1,744	1,594
Tax effect	62	22	(699)	(638)
Other comprehensive (loss) income	$(95)	$78	$1,045	$956

The components of accumulated other comprehensive loss and related tax effects for the dates indicated are as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Unrealized gains on securities available for sale
(net of tax expense 2011 - $766; 2010 - $110)	$1,147	$164
Unrealized losses on financial derivative
(net of tax benefit 2011 - $82; 2010 - $44)	(123)	(66)
Net pension losses
(net of tax benefit 2011 - $1,260; 2010 - $1,334)	(1,890)	(2,001)
Net post- retirement losses and transition obligation
(net of tax benefit 2011 - $19; 2010 - $25)	(28)	(36)
	$(894)	$(1,939)

(5) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:
	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$7,028	$64	$-	$7,092
State and political subdivisions	14,688	604	(12)	15,280
Corporate	11,160	51	(621)	10,590
Residential mortgage-backed - agency	47,822	1,669	(2)	49,489
Residential mortgage-backed - private label	576	17	-	593
Total	81,274	2,405	(635)	83,044
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,285	18	-	1,303
Large cap equity fund	905	43	-	948
Other mutual funds	183	84	-	267
Common stock - financial services industry	443	-	(2)	441
Total	2,816	145	(2)	2,959
Total investment securities	$84,090	$2,550	$(637)	$86,003

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$20,137	$139	$(253)	$20,023
State and political subdivisions	19,227	174	(422)	18,979
Corporate	5,865	228	(493)	5,600
Residential mortgage-backed - agency	35,714	934	(239)	36,409
Residential mortgage-backed - private label	816	21	-	837
Total	81,759	1,496	(1,407)	81,848
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,532	26	-	1,558
Large cap equity fund	1,129	93	-	1,222
Other mutual funds	183	61	-	244
Common stock - financial services industry	450	5	-	455
Total	3,294	185	-	3,479
Total investment securities	$85,053	$1,681	$(1,407)	$85,327

The amortized cost and estimated fair value of debt investments at September 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$2,610	$2,648
Due after one year through five years	14,034	14,104
Due after five years through ten years	6,872	7,188
Due after ten years	9,360	9,022
Mortgage-backed securities	48,398	50,082
Totals	$81,274	$83,044

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
State and political subdivisions	$(12)	$1,644	$-	$-	$(12)	$1,644
Corporate	(88)	6,304	(533)	1,435	(621)	7,739
Residential mortgage-backed - agency	(2)	1,935	-	-	(2)	1,935
Common stock - financial services industry	-	-	(2)	1	(2)	1
	$(102)	$9,883	$(535)	$1,436	$(637)	$11,319

	December 31, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(253)	$9,260	$-	$-	$(253)	$9,260
State and political subdivisions	(422)	10,173	-	-	(422)	10,173
Corporate	-	-	(493)	1,473	(493)	1,473
Residential mortgage-backed - agency	(239)	8,861	-	-	(239)	8,861
	$(914)	$28,294	$(493)	$1,473	$(1,407)	$29,767

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”).  We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  The guidance requires that credit-related OTTI be recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Non-credit-related OTTI is based on other factors, including illiquidity.  Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings, as well as the portion recorded in OCI.

At September 30, 2011, four state and political subdivision securities are in unrealized loss positions.  All of these positions have been in an unrealized loss positions for two months or less. Each security has an unrealized loss of less than 1.6% as compared to their respective carrying values.  All positions are rated AA or better by S&P.   No other than temporary impairment is deemed present on these securities.

At September 30, 2011, eleven corporate securities were in unrealized loss positions.  The first two holdings represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $986,000 and a fair value of $787,000. The Bank of America floating rate trust-preferred security has a carrying value of $982,000 and a fair value of $648,000.  The securities are rated A2 and Baa3 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR. These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 16 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.  Each of the remaining nine corporate holdings have unrealized loss positions of 2.7% or less than the associated security book value.  Only one of the nine has been in a loss position for more than one month, and it has carried an unrealized loss for a total of four months.  Eight of the securities are A rated or better, one security is rated BBB+.  The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific security.  No OTTI is deemed present on these securities.

Three government agency and government sponsored enterprise (“GSE”) residential mortgage-backed security holdings have an unrealized loss as of September 30, 2011.  The securities were issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  Each security has an unrealized loss of less than $1,000 as compared to their respective carrying values.  All securities have an implied AAA rating. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific security.  No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above, the length of time the equity security’s fair value has been below the carrying amount and whether the Company has the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.  The Company holds one equity security that had a fair value less than the carrying value at September 30, 2011.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $1,600.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the periods ended September 30:

(In thousands)	2011	2010
Beginning balance – January 1	$875	$875
Initial credit impairment	-	-
Subsequent credit impairments	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	(875)	-
Reductions for increases in cash flows expected to be collected	-	-
Ending balance - September 30	$-	$875

The above credit losses were related to one security that was sold at a small gain during the period ended September 30, 2011.

Gross realized gains (losses) on sales of securities for the three and nine months ended September 30, are detailed below:

	For the three months		For the nine months
	ended September 30, 2011		ended September 30, 2011
(In thousands)	2011	2010	2011	2010
Realized gains	$469	$145	$796	$173
Realized losses	-	(1)	(5)	(1)
	$469	$144	$791	$172

As of September 30, 2011 and December 31, 2010, securities with an amortized cost of $62.6 million and $47.5 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating these types of investments or loans.

(6) Loans

Major classifications of loans at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$152,841	$143,661
Construction	3,021	3,569
	155,862	147,230

Commercial loans:
Real estate	70,685	69,042
Lines of credit	13,772	14,122
Other commercial and industrial	22,631	20,779
Municipal loans	2,139	4,826
	109,227	108,769

Consumer loans:
Home equity and junior liens	24,842	25,168
Other consumer	3,743	3,411
	28,585	28,579

Total loans	293,674	284,578
Net deferred loan costs	618	718
Less allowance for loan losses	(4,003)	(3,648)
Loans receivable, net	$290,289	$281,648

The Company originates residential mortgage, commercial and consumer loans to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of September 30, 2011, residential mortgage loans with a carrying value of $53.9 million have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$148,257	$1,359	$3,225	$-	$152,841
Construction	3,021	-	-	-	3,021
	151,278	1,359	3,225	-	155,862
Commercial loans:
Real estate	65,797	1,063	3,643	182	70,685
Lines of credit	12,339	65	1,368	-	13,772
Other commercial and industrial	21,275	519	837	-	22,631
Municipal loans	2,139	-	-	-	2,139
	101,550	1,647	5,848	182	109,227
Consumer loans:
Home equity and junior liens	23,207	219	1,363	53	24,842
Other consumer	3,557	18	134	34	3,743
	26,764	237	1,497	87	28,585
Total loans	$279,592	$3,243	$10,570	$269	$293,674

	December 31, 2010
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$138,435	$1,725	$3,501	$-	$143,661
Construction	3,569	-	-	-	3,569
	142,004	1,725	3,501	-	147,230
Commercial loans:
Real estate	63,834	524	4,684	-	69,042
Lines of credit	13,280	28	814	-	14,122
Other commercial and industrial	19,857	163	759	-	20,779
Municipal loans	4,826	-	-	-	4,826
	101,797	715	6,257	-	108,769
Consumer loans:
Home equity and junior liens	23,559	316	1,293	-	25,168
Other consumer	3,271	30	110	-	3,411
	26,830	346	1,403	-	28,579
Total loans	$270,631	$2,786	$11,161	$-	$284,578

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2011 and December 31, 2010, is detailed in the following table:

	September 30, 2011

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,107	$908	$1,082	$4,097	$148,744	$152,841
Construction	-	-	-	-	3,021	3,021
	2,107	908	1,082	4,097	151,765	155,862
Commercial loans:
Real estate	960	-	1,766	2,726	67,959	70,685
Lines of credit	490	272	15	777	12,995	13,772
Other commercial and industrial	768	77	773	1,618	21,013	22,631
Municipal loans	-	-	-	-	2,139	2,139
	2,218	349	2,554	5,121	104,106	109,227
Consumer loans:
Home equity and junior liens	173	342	607	1,122	23,720	24,842
Other consumer	35	20	42	97	3,646	3,743
	208	362	649	1,219	27,366	28,585
Total loans	$4,533	$1,619	$4,285	$10,437	$283,237	$293,674

	December 31, 2010
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,045	$1,078	$1,335	$4,458	$139,203	$143,661
Construction	-	-	-	-	3,569	3,569
	2,045	1,078	1,335	4,458	142,772	147,230
Commercial loans:
Real estate	238	908	3,680	4,826	64,216	69,042
Lines of credit	205	-	69	274	13,848	14,122
Other commercial and industrial	734	301	475	1,510	19,269	20,779
Municipal loans	-	-	-	-	4,826	4,826
	1,177	1,209	4,224	6,610	102,159	108,769
Consumer loans:
Home equity and junior liens	586	371	303	1,260	23,908	25,168
Other consumer	15	7	62	84	3,327	3,411
	601	378	365	1,344	27,235	28,579
Total loans	$3,823	$2,665	$5,924	$12,412	$272,166	$284,578

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,082	$1,335
Construction	-	-
	1,082	1,335
Commercial loans:
Real estate	1,766	3,680
Lines of credit	15	69
Other commercial and industrial	773	475
Municipal loans	-	-
	2,554	4,224
Consumer loans:
Home equity and junior liens	607	303
Other consumer	42	62
	649	365
Total nonaccrual loans	$4,285	$5,924

There were no loans past due ninety days or more and still accruing interest at September 30, 2011 or December 31, 2010.

The Company has determined that there were no Troubled Debt Restructurings (“TDR”s) that occurred during the three month period ended September 30, 2011.  Additionally, the Company has determined that there were no payment defaults during the three month period ended September 30, 2011 on TDRs that occurred within the previous twelve months.

Impaired Loans

The following tables summarize impaired loans information by portfolio class at  September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$119	$119	$-	$185	$185	$-
Residential mortgage construction	-	-	-	-	-	-
Commercial real estate	650	650	-	1,919	1,919	-
Commercial lines of credit	74	74	-	-	-	-
Other commercial and industrial	592	592	-	96	96	-
Municipal	-	-	-	-	-	-
Home equity and junior liens	313	313	-	411	411	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	585	585	128	1,215	1,215	255
Residential mortgage construction	-	-	-	-	-	-
Commercial real estate	1,166	1,166	306	2,233	2,322	352
Commercial lines of credit	-	-	-	300	300	300
Other commercial and industrial	464	464	200	346	346	78
Municipal	-	-	-	-	-	-
Home equity and junior liens	135	135	61	252	252	110
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	704	704	128	1,400	1,400	255
Residential mortgage construction	-	-	-	-	-	-
Commercial real estate	1,816	1,816	306	4,152	4,241	352
Commercial lines of credit	74	74	-	300	300	300
Other commercial and industrial	1,056	1,056	200	442	442	78
Municipal	-	-	-	-	-	-
Home equity and junior liens	448	448	61	663	663	110
Other consumer	-	-	-	-	-	-
	$4,098	$4,098	$695	$6,957	$7,046	$1,095

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended	For the nine months ended
(In thousands)	September 30, 2011	September 30, 2011
Residential	$1,004	$1,109
Commercial	3,023	3,643
Consumer	568	590
	$4,595	$5,342

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended	For the nine months ended
(In thousands)	September 30, 2011	September 30, 2011
Residential	$6	$29
Commercial	31	89
Consumer	3	14
	$40	$132

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the three-month period ended September 30, 2011 are summarized as follows:

	For the three months ending September 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$687	$-	$1,625	$291	$831
Charge-offs	(72)	-	-	(50)	-
Recoveries	16	-	-	1	-
Provisions	23	-	(78)	108	(132)
Ending balance	$654	$-	$1,547	$350	$699
Ending balance: related to loans
individually evaluated for impairment	$128	$-	$306	$-	$200
Ending balance: related to loans
collectively evaluated for impairment	$526	$-	$1,241	$350	$499

Loans receivables:
Ending balance	$152,841	$3,021	$70,685	$13,772	$22,631
Ending balance: individually
evaluated for impairment	$704	$-	$1,816	$74	$1,056
Ending balance: collectively
evaluated for impairment	$152,137	$3,021	$68,869	$13,698	$21,575

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2	$460	$116	$(6)	$4,006
Charge-offs	-	(19)	(37)	-	(178)
Recoveries	-	2	11	-	30
Provisions	-	73	60	91	145
Ending balance	$2	$516	$150	$85	$4,003
Ending balance: related to loans
individually evaluated for impairment	$-	$61	$-	$-	$695
Ending balance: related to loans
collectively evaluated for impairment	$2	$455	$150	$85	$3,308

Loans receivables:
Ending balance	$2,139	$24,842	$3,743	$-	$293,674
Ending balance: individually
evaluated for impairment	$-	$448	$-	$-	$4,098
Ending balance: collectively
evaluated for impairment	$2,139	$24,394	$3,743	$-	$289,576

Changes in the allowance for loan losses for the nine-month period ended September 30, 2011 and the year ended December 31, 2010 are summarized as follows:

	September 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(131)	-	(71)	(65)	-
Recoveries	49	-	-	1	-
Provisions	(14)	-	414	(165)	198
Ending balance	$654	$-	$1,547	$350	$699
Ending balance: related to loans
individually evaluated for impairment	$128	$-	$306	$-	$200
Ending balance: related to loans
collectively evaluated for impairment	$526	$-	$1,241	$350	$499

Loans receivables:
Ending balance	$152,841	$3,021	$70,685	$13,772	$22,631
Ending balance: individually
evaluated for impairment	$704	$-	$1,816	$74	$1,056
Ending balance: collectively
evaluated for impairment	$152,137	$3,021	$68,869	$13,698	$21,575

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(43)	(88)	-	(398)
Recoveries	-	7	26	-	83
Provisions	(1)	128	123	(13)	670
Ending balance	$2	$516	$150	$85	$4,003
Ending balance: related to loans		-
individually evaluated for impairment	$-	$61	$-	$-	$695
Ending balance: related to loans
collectively evaluated for impairment	$2	$455	$150	$85	$3,308

Loans receivables:
Ending balance	$2,139	$24,842	$3,743	$-	$293,674
Ending balance: individually
evaluated for impairment	$-	$448	$-	$-	$4,098
Ending balance: collectively
evaluated for impairment	$2,139	$24,394	$3,743	$-	$289,576

	December 31, 2010
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$763	$-	$1,009	$376	$486
Charge-offs	(48)	-	(162)	(196)	(27)
Recoveries	19	-	55		-
Provisions	16	-	302	399	42
Ending balance	$750	$-	$1,204	$579	$501
Ending balance: related to loans
individually evaluated for impairment	$255	$-	$352	$300	$78
Ending balance: related to loans
collectively evaluated for impairment	$495	$-	$852	$279	$423

Loans receivables:
Ending balance	$143,661	$3,569	$69,042	$14,122	$20,779
Ending balance: individually
evaluated for impairment	$1,400	$-	$4,152	$300	$442
Ending balance: collectively
evaluated for impairment	$142,261	$3,569	$64,890	$13,822	$20,337

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2	$390	$76	$(24)	$3,078
Charge-offs	-	(76)	(81)	-	(590)
Recoveries	-	5	31	-	110
Provisions	1	105	63	122	1,050
Ending balance	$3	$424	$89	$98	$3,648
Ending balance: related to loans
individually evaluated for impairment	$-	$110	$-	$-	$1,095
Ending balance: related to loans
collectively evaluated for impairment	$3	$314	$89	$98	$2,553

Loans receivables:
Ending balance	$4,826	$25,168	$3,411	$-	$284,578
Ending balance: individually
evaluated for impairment	$-	$663	$-	$-	$6,957
Ending balance: collectively
evaluated for impairment	$4,826	$24,505	$3,411	$-	$277,621

(8) Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of standby letters of credit as of September 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$7,092	$-	$7,092
State and political subdivisions	-	15,280	-	15,280
Corporate	-	10,590	-	10,590
Residential mortgage-backed - agency	-	49,489	-	49,489
Residential mortgage-backed - private label	-	593	-	593
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,303	-	-	1,303
Large cap equity fund	948	-	-	948
Other mutual funds	-	267	-	267
Common stock - financial services industry	22	419	-	441
Total investment securities	$2,273	$83,730	$-	$86,003

Interest rate swap derivative	$-	$(205)	$-	$(205)

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$20,023	$-	$20,023
State and political subdivisions	-	18,979	-	18,979
Corporate	-	5,600	-	5,600
Residential mortgage-backed - agency	-	36,409	-	36,409
Residential mortgage-backed - private label	-	837	-	837
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,558	-	-	1,558
Large cap equity fund	1,222	-	-	1,222
Other mutual funds	-	244	-	244
Common stock - financial services industry	36	419	-	455
Total investment securities	$2,816	$82,511	$-	$85,327

Interest rate swap derivative	$-	$(110)	$-	$(110)

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  If necessary, appraisals are updated to reflect changes in market conditions.

The following tables summarize assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,655	$1,655
Foreclosed real estate	-	-	$138	$138

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$3,251	$3,251
Foreclosed real estate	-	-	$-	$-

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

Accrued interest receivable and payable – The carrying amount of these assets and liabilities approximates their fair value.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at September 30, 2011 and December 31, 2010.

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are presented in the following table:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$15,788	$15,788	$13,763	$13,763
Investment securities	86,003	86,003	85,327	85,327
Net loans	290,289	301,103	281,648	290,049
Federal Home Loan Bank stock	1,528	1,528	2,134	2,134
Accrued interest receivable	1,619	1,619	1,709	1,709
Mortgage servicing rights	15	15	35	35
Financial liabilities:
Deposits	$343,054	$346,334	$326,502	$328,963
Borrowed funds	28,101	29,250	41,000	41,984
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	136	136	153	153
Interest rate swap derivative	205	205	110	110
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	$-	$-	$-	$-

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		September 30,	December 31,
(In thousands)		2011	2010
Cash flow hedge:
	Other liabilities	$205	$110

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the nine months ended September 30, were as follows:

(In thousands)	2011	2010
Balance as of January 1:	$(110)	$1
Amount of losses recognized in other comprehensive income	(141)	(230)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	46	45
Balance as of September 30:	$(205)	$(184)

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

(11) New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 - Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  We do not expect the adoption to have a material impact on our consolidated statements of condition, results of operations or cash flows.

(12) Subsequent Events

The Company has evaluated subsequent events through the date that these consolidated financial statements were issued.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At September 30, 2011, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the common stock.

The following discussion reviews the Company's financial condition at September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010.

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

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The Company establishes a specific allocation for all loans and leases classified as being impaired in excess of $100,000, an increase of $50,000 from the methodology used in the second quarter of 2011, which have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

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

Fair values for securities available for sale are obtained from an independent third party pricing service.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management makes no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. If necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

The Company established the Pathfinder Bank Employee Stock Ownership Plan (“Plan”) to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A. to fund the purchase of 125,000 shares of the Company’s treasury stock.  The loan is to be repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest will accrue at the Wall Street Journal Prime Rate plus 1.00%, and secured by the unallocated shares of the ESOP stock.  In accordance with the payment of principal and interest on the loan, a proportionate number of shares will be allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of company stock will be at the rate of 20% per year.  The Company will record ESOP compensation expense based on the shares committed to be released and allocated to the participant’s accounts and the average share price of the Company’s stock over the period.

On September 1, 2011 the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury, 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $13,000,000.   The Securities Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Company’s rights and obligations with respect to the Series B Preferred Stock are set forth in the Securities Purchase Agreement and the Certificate of Designation filed by the Company with the Board of Governors of the Federal Reserve System on August 31, 2011.  Those rights and obligations are summarized below.

The holders of the Series B Preferred Stock are entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Company’s wholly owned subsidiary Pathfinder Bank (the “Bank”).  The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and for a portion of the first half of the nineteenth dividend period.  If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

As part of the Securities Purchase Agreement, the Company has granted the Treasury (and any successor) holder certain rights to require the Series B Preferred Stock to be registered for resale under the Securities Act of 1933.

In connection with the sale of the SBLF preferred stock, the Company redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) it sold to the U.S. Department of Treasury (“Treasury Department”) on September 11, 2009, in connection with the Treasury Department’s Capital Purchase Program (“CPP”).  The Company paid $6,786,000 to the Treasury Department to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.

Overview and Results of Operations

Net income was $874,000, basic earnings per share were $0.12 and diluted earnings per share were $0.11 for the three-month period ended September 30, 2011, compared to net income of $668,000 and basic and diluted earnings per share of $0.22 for the same period in 2010.  This decrease in basic and diluted earnings per share was due to the accelerated accretion on the Series A Preferred Stock totaling $470,000 or $0.19 per basic and diluted share related to the Company’s participation in and exit from the CPP.  The increase in net income was due to an improvement of $248,000 in net interest income, a decrease of $118,000 in the provision for loan losses, and a $205,000 increase in noninterest income, offset by a $256,000 increase in noninterest expense, all between comparable third quarter periods.

The Company’s return on average assets and return on average equity for the third quarter of 2011 were 0.83% and 9.97%, respectively, as compared to 0.68% and 8.46% for the same prior year period.

For the nine months ended September 30, 2011, the Company reported net income of $1.9 million and earnings of $0.43 per basic share and $0.42 per diluted share, compared to $1.8 million and earnings of $0.59 per basic and diluted share, for the nine months ended September 30, 2010.  The Company has continued efforts to expand both its lending and deposit relationships within the small business community to permit a shift in concentration from residential loans to a more diversified mix which includes commercial and consumer loans.

Third quarter performance was also positively impacted by reduced FDIC assessment expenses and provision for loan losses.

Average assets for the three month period ended September 30, 2011 were $418.9 million and 6.2% greater than the comparable prior year period.  This increase was due to the Company’s organic growth as well as the growth resulting from the Company’s expansion into the greater Syracuse market area through its new branch location in Cicero, New York in the first quarter of 2011.

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

Net interest income, on a tax-equivalent basis, increased to $3.7 million for the three months ended September 30, 2011, from $3.4 million for the three months ended September 30, 2010.  The Company's net interest margin for the third quarter of 2011 increased to 3.82% compared to 3.76% in the same quarter in 2010.  The increase in net interest income is attributable to a decrease of 22 basis points in the average cost of interest bearing liabilities, which was greater than the decrease of 16 basis points in the average yield from earning assets.  Reductions in the Company’s cost of funds was primarily in time deposits as maturing higher rate certificates of deposit were renewed at lower rates reflecting the prolonged low interest rate environment.  Average interest-earning assets increased 5.5% to $384.5 million for the three months ended September 30, 2011, as compared to $364.3 million for the three months ended September 30, 2010.  The increase in average earning assets is primarily attributable to a $17.7 million increase in average loans and a $3.9 million increase in average interest earning deposits, offset by a $1.5 million decrease in average investment securities.  Average interest-bearing liabilities increased $12.0 million to $340.4 million for the three months ended September 30, 2011 from $328.4 million for the three months ended September 30, 2010. The increase in the average balance of interest-bearing liabilities resulted primarily from a $17.1 million increase in average deposits, largely from Money Market Accounts, partially offset by a decrease of $5.0 million in average borrowings.

For the nine months ended September 30, 2011, net interest income, on a tax-equivalent basis, increased to $10.8 million from $10.1 million for the nine months ended September 30, 2010.  Net interest margin increased 5 basis points to 3.78% for the nine months ended September 30, 2011, from 3.73% for the nine months ended September 30, 2010.  Average interest-earning assets increased 6.3% to $382.2 million for the nine months ended September 30, 2011 as compared to $359.7 million for the nine months ended September 30, 2010, and the yield on interest-earning assets decreased 14 basis points to 4.93% from 5.07% for the comparable prior year period.   The increase in average interest-earning assets was attributable to a $21.0 million increase in average loans receivable, and a $5.5 million increase in average investment securities, offset by a $4.0 million decrease in average interest earning deposits.  Average interest-bearing liabilities increased $17.9 million.  The cost of interest bearing liabilities decreased 20 basis points to 1.28% for the nine months ended September 30, 2011, from 1.48% for the same period in 2010.  The increase in the average balance of interest-bearing liabilities was the result of a $19.9 million, or 7.0%, increase in average deposits driven by Money Market Accounts, offset by a $2.0 million, or 5.1% decrease in average borrowings.

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended September 30, 2011, increased $107,000, or 2.3%, to $4.7 million when compared to the quarter ended September 30, 2010.

Average loan balances increased $17.7 million to $291.5 million with the average yield decreasing 4 basis points to 5.63% between comparable third quarter periods.  This combination caused interest income from loans to increase $228,000 between the three-month period ended September 30, 2011 and the same prior year period, primarily driven by the increase in average loan balances.  This increase in average loan balances was principally due to a $15.3 million increase in residential real estate loans and a $4.8 million increase in commercial real estate loans, partially offset by a $2.4 million decrease in municipal loans.

Average investment securities balances decreased $1.5 million to $86.3 million for the third quarter of 2011 as compared to the same quarter in 2010.  The average investment securities yield decreased to 2.99%, a 47 basis points decline between comparable third quarter periods as the sales, calls, and maturities of the higher yielding investment securities required reinvestment at the current lower market rate of debt securities. This combination caused interest income for this portfolio to decrease $115,000 for the third quarter of 2011 when compared to the third quarter of 2010, primarily driven by the decrease in average yield.

Total interest income, on a tax-equivalent basis, for the nine months ended September 30, 2011 increased $448,000, or 3.3%, when compared to the nine months ended September 30, 2010.

Average loan balances increased $21.0 million to $288.1 million for the nine-month period ended September 30, 2011 as compared to the prior year to date period.  The average yield on this portfolio decreased 16 basis points to 5.55% for the 2011 year to date period as compared to the prior year to date period.  This combination caused interest income to increase $549,000 between comparable nine-month year to date periods, primarily due to the increase in average loan balances.

Average investment securities balances increased $5.5 million to $89.4 million for the nine-month period ended September 30, 2011 as compared to the prior year to date period.  The average yield on this portfolio decreased 35 basis points between comparable year to date periods to 3.19% primarily driven by the sales, calls and maturities of higher yielding securities requiring reinvestment at currently lower market interest rates.  These factors caused interest income to decrease by $90,000 between the nine-month periods ended September 30, 2011 and 2010.

Interest Expense

Total interest expense decreased $140,000 for the three months ended September 30, 2011, compared to the same quarter in 2010, as the cost of funds decreased 22 basis points to 1.26% in 2011 from 1.48% in 2010.

Interest expense on deposits decreased $51,000 between the third quarter of 2010 and the third quarter of 2011 which was driven by a 22 basis point decrease in rates paid on time deposits as higher yielding certificates of deposits matured and were renewed at lower rates.

Interest expense on borrowings decreased $89,000 between the third quarter 2010 and the third quarter of 2011 as higher cost borrowings were replaced, in part, by lower cost borrowings reflecting current market interest rates.  Average balances decreased $5.0 million to $34.3 million between the third quarter of 2010 and the third quarter of 2011.

Interest expense for the nine-month period ended September 30, 2011 was $3.3 million, a $329,000 decrease from the nine-month period ended September 30, 2010.  Interest expense on deposits decreased $113,000 and interest expense on borrowed funds decreased by $217,000 between comparable year to date periods.  The decrease in interest expense on deposits was due to lower rates paid on time deposits, and the decrease in interest expense on borrowed funds was due to the combination of the $2.0 million decrease in average balances on borrowed funds and the 66 basis points decrease in average rates paid between the nine-months ended September 30, 2011 and the same period in 2010.

Provision for Loan Losses

The Company recorded $145,000 in provision for loan losses for the three-month period ended September 30, 2011, as compared to $263,000 for the three-month period ended September 30, 2010, a $118,000 or 44.9% decrease.  Net charge-offs for the third quarter of 2011 were $148,000 as compared to 136,000 for the comparable prior year period, a modest increase of $12,000.

For the nine month period ended September 30, 2011, the Company recorded $670,000 in provision for loan losses, a decrease of $118,000 or 15.0%.  Net charge-offs for the nine-months ended September 30, 2011 were $315,000 as compared to $283,000 for the comparable prior year period.

Asset quality improved from December 31, 2010 to September 30, 2011 as measured by non-performing loan balances and total past due loans.  Non-performing loan balances were $4.3 million at September 30, 2011 and $5.9 million at December 31, 2010, a $1.6 million decrease.  Total past due loan balances were $10.4 million at September 30, 2011 and $12.4 million at December 31, 2010, a $2.0 million decrease.  This improvement, coupled with the assessment of probable and estimable credit losses within the loan portfolio at September 30, 2011, supports the adequacy of the current level of the ALLL.  The allowance for loan loss reserves as a percent of period end loans at September 30, 2011, December 31, 2010, and September 30, 2010 was 1.36%, 1.28%, and 1.29%, respectively.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	For the three months ended September 30,
(in thousands)	2011	2010	Change
Service charges on deposit accounts	$283	$319	$(36)	-11.3%
Earnings on bank owned life insurance	45	72	(27)	-37.5%
Loan servicing fees	63	46	17	37.0%
Debit card interchange fees	93	76	17	22.4%
Other charges, commissions and fees	130	131	(1)	-0.8%
Noninterest income before gains (losses)	614	644	(30)	-4.7%
Net gains on sales and redemptions or impairment of investment securities	469	144	325	225.7%
Net (losses) gains on sales of loans and foreclosed real estate	(80)	10	(90)	-900.0%
Total noninterest income	$1,003	$798	205	25.7%

	For the nine months Ended September 30,
(in thousands)	2011	2010	Change
Service charges on deposit accounts	$854	$1,051	$(197)	-18.7%
Earnings on bank owned life insurance	162	212	(50)	-23.6%
Loan servicing fees	155	163	(8)	-4.9%
Debit card interchange fees	273	229	44	19.2%
Other charges, commissions and fees	403	390	13	3.3%
Noninterest income before gains (losses)	1,847	2,045	(198)	-9.7%
Net gains on sales and redemptions or impairment of investment securities	791	172	619	359.9%
Net losses on sales of loans and foreclosed real estate	(40)	(43)	3	-7.0%
Total noninterest income	$2,598	$2,174	$424	19.5%

Noninterest income, exclusive of net gains and losses from the sale of securities, loans and foreclosed real estate (which items may be subject to larger period to period deviations), decreased to $614,000 for the quarter ended September 30, 2011, compared to $644,000 for the same period in the prior year.  This decrease is primarily due to a $36,000 decrease in service charges on deposit accounts stemming from a decrease in consumer overdraft fees, and a $27,000 decrease in earnings on bank-owned life insurance.  Offsetting these declines were increases of $17,000 in loan servicing fees and $17,000 in debit card interchange fees between comparable third quarter periods. The increase in debit card interchange fees is due to increased customer activity. Net gains on investment securities were $469,000 as compared to $144,000 for the same quarter in 2010. The bank restructured a portion of its investment securities portfolio during the third quarter.  The Company sold approximately $10.0 million of taxable state and political subdivision securities and reinvested the majority of the associated proceeds into similar duration tax-exempt state and political subdivision securities.  As a result of falling interest rates and a significant mismatch between the demand for, and available supply of, bank qualified fixed income products in the current marketplace, significant gains were generated from the sale of the securities.

Noninterest income, exclusive of net gains and losses from the sale of securities, loans and foreclosed real estate, decreased to $1.8 million for the nine months ended September 30, 2011, compared to $2.0 million for the same period in the prior year.  This is primarily due to a $197,000 decrease in service charge on deposit accounts, reflecting a decrease in extended overdraft fees, as Federal Regulations prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions unless the consumer consents to the overdraft services for those types of transactions.  Earnings on bank owned life insurance were $162,000 for the nine month period ended September 30, 2011, as compared to $212,000 in the same prior year period, a decrease of $50,000.  Net gains and losses from the sale of securities were $791,000 for the nine months ended September 30, 2011, as compared to $172,000 for the same period of 2010.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	For the three months ended September 30,
(In thousands)	2011	2010	Change
Salaries and employee benefits	$1,787	$1,541	$246	16.0%
Building occupancy	316	317	(1)	-0.3%
Data processing	349	340	9	2.6%
Professional and other services	219	146	73	50.0%
Advertising	91	97	(6)	-6.2%
FDIC assessments	(8)	129	(137)	-106.2%
Audits and exams	62	55	7	12.7%
Other expenses	392	327	65	19.9%
Total noninterest expenses	$3,208	$2,952	$256	8.7%

	For the nine months ended September 30,
(In thousands)	2011	2010	Change
Salaries and employee benefits	$5,260	$4,601	$659	14.3%
Building occupancy	1,038	971	67	6.9%
Data processing	1,054	1,021	33	3.2%
Professional and other services	504	421	83	19.7%
Advertising	366	200	166	83.0%
FDIC assessments	316	386	(70)	-18.1%
Audits and exams	181	166	15	9.0%
Other expenses	1,175	940	235	25.0%
Total noninterest expenses	$9,894	$8,706	$1,188	13.6%

Noninterest expense increased $256,000, or 8.7%, for the quarter ended September 30, 2011, compared to the comparable prior year period. The increase is primarily due to increases of $246,000 in salaries and employee benefits and $73,000 in professional and other services related to legal and consulting fees.  The increase in salaries and employee benefits was principally related to additional personnel expenses associated with the expansion into our Cicero branch location, annual wage rate increases and recurring costs related to the Employee Stock Ownership Plan (“ESOP”) implemented in the third quarter of 2011.  Professional and other services were $219,000 for the third quarter of 2011, a 50% increase over the prior year period, due largely to legal expenses relating to the ESOP plan and the exit from the CPP program and subsequent issuance of preferred stock pursuant to the SBLF.  Partially offsetting this increase in noninterest expenses between the third quarters of 2010 and 2011 was a decrease in FDIC assessment expense of $137,000 as the FDIC implemented a new assessment base and related rates which became effective for the second quarter of 2011, and permitted smaller banking institutions such as Pathfinder to realize a decrease in overall assessment charges.  FDIC assessments are now based on the asset size of the financial institution.

Noninterest expense increased $1.2 million, or 13.6% for the nine months ended September 30, 2011, compared to the same period in 2010.  The increase in noninterest expense is due principally to increases of $659,000 in salaries and employee benefits, $166,000 in advertising expenses, $83,000 in professional and other services, and $235,000 in other expenses.  The increase in other expenses is a combination of an increased expense in community services donations, office supplies, travel and training, and foreclosed real estate expense.

Income Tax Expense

Income taxes increased $109,000 for the quarter ended September 30, 2011 as compared to the same period in 2010 and were principally due to the increase in income before taxes. The effective tax rate was 31.2% and 30.0% for the three months ended September 30, 2011 and September 30, 2010, respectively.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Income taxes for the nine month period ended September 30, 2011 were $831,000 as compared to $780,000 for the comparable prior year period, an increase of $51,000 or 6.5%.  This increase was due to a higher level of pretax income.  The effective tax rate for the nine month periods ending September 30, 2011 and 2010 was 30.6% and 30.0%, respectively.

Changes in Financial Condition

Assets

Total assets increased approximately $11.9 million, or 2.9%, to $420.4 million at September 30, 2011, from $408.5 million at December 31, 2010.  The increase in total assets was primarily the result of an increase of $9.0 million in the total loan portfolio, and a $2.0 million increase in cash and equivalents.  The investment securities portfolio has seen nominal growth of $676,000 to $86.0 million, as compared to December 31, 2010 and has undergone a change in composition during the third quarter of 2011 as sales and calls of approximately $10.0 million of taxable state and political subdivision securities were largely reinvested in tax-exempt state and political subdivision securities of similar duration.  Premises and equipment, net, increased $1.3 million from December 31, 2010 to September 30, 2011 due principally to the Company's investment in the new Cicero branch location.

Liabilities

Total liabilities increased $3.1 million, or 0.8%, to $381.1 million at September 30, 2011, from $378.0 million at December 31, 2010.  Deposits increased $16.6 million or 5.1% with 57.5% of the increase originating from interest-bearing deposits.  This increase was offset partially by reductions in short-term borrowings of $11.0 million and long-term borrowings of $1.9 million.  The increase in deposits is due principally to the new Cicero Branch location.

Capital

Shareholders' equity at September 30, 2011, was $39.4 million as compared to $30.6 million at December 31, 2010.  The Company added $1.9 million to retained earnings through net income, and a $1.0 million decrease in accumulated other comprehensive loss to $894,000 from $1.9 million at December 31, 2010, the latter driven largely by the increase in unrealized holding gains of $1.0 million on securities, net of tax expense.  In addition, the Company’s election to exit from participation in the Treasury’s CPP program and participate in the Treasury’s SBLF program caused a net increase in capital of $6.2 million but was offset by a $470,000 reduction in retained earnings due to the accelerated accretion of the preferred stock discount.  Common stock dividends declared reduced capital by $224,000 and preferred stock dividends paid to the Treasury, under the terms of the CPP agreement, reduced capital by $270,000.  The Company’s sale of 125,000 shares of treasury stock to the ESOP in the third quarter of 2011 did not have a net impact on consolidated shareholders’ equity.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2011, Pathfinder exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Core Capital (to Risk-Weighted Assets)	$42,882	15.8%	$21,678	8.0%	$27,097	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,414	14.6%	$10,839	4.0%	$16,258	6.0%
Tier 1 Capital (to Average Assets)	$39,414	9.6%	$16,359	4.0%	$20,449	5.0%
As of December 31, 2010:
Total Core Capital (to Risk-Weighted Assets)	$35,837	13.5%	$21,197	8.0%	$26,496	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,440	12.2%	$10,598	4.0%	$15,898	6.0%
Tier 1 Capital (to Average Assets)	$32,440	8.1%	$16,001	4.0%	$20,002	5.0%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

	September 30,	December 31,	September 30,
(In thousands)	2011	2010	2010
Nonaccrual loans:
Commercial real estate and commercial	$2,554	$4,224	$2,090
Consumer	649	365	337
Real estate - residential	1,082	1,335	1,054
Total nonaccrual loans	4,285	5,924	3,481
Total non-performing loans	4,285	5,924	3,481
Foreclosed real estate	562	375	355
Total non-performing assets	$4,847	$6,299	$3,836
Non-performing loans to total loans	1.46%	2.08%	1.25%
Non-performing assets to total assets	1.15%	1.54%	0.95%
Interest income that would have been recorded
under the original terms of the loans	$291	$260	$201

Total non-performing loans decreased approximately $1.6 million, or 27.7%, at September 30, 2011, when compared to December 31, 2010.  The decrease in non-performing loans is principally the result of pay downs totaling $1.1 million on one large non-performing commercial loan relationship in the second quarter of 2011.  Total non-performing loans increased approximately $804,000 at September 30, 2011, when compared to September 30, 2010.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the ALLL, at $4.0 million, adequately addresses the current level of risk within the loan portfolio.  The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate balances were $562,000 at September 30, 2011, an increase of $187,000 and $207,000 over levels at December 31, 2011 and September 30, 2010, respectively.  This increase in foreclosed real estate balances is the result of the continued challenging economic environment within the Company’s market area.  On a linked-quarter basis, the foreclosed real estate balances at September 30, 2011 represents a decrease of $383,000 from the balance recorded at June 30, 2011, due to the sales of two properties and the write-down of two properties, the latter totaling $61,000.

The majority of the outstanding balances classified as non-performing loans at September 30, 2011 are comprised of commercial real estate, commercial, and residential real estate loans.

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

The measurement of impaired loans is generally based upon the fair value of the collateral with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At September 30, 2011 and December 31, 2010, the Company had $4.1 million and $7.0 million in loans, which were deemed to be impaired, having specific reserves of $695,000 and $1.1 million, respectively.

Management has identified potential problem loans totaling $10.0 million as of September 30, 2011, compared to $7.0 million in potential problem loans as of December 31, 2010.  These loans have been internally classified as special mention, substandard or doubtful, yet are not currently considered impaired.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.  The ratio of allowance to loan and lease losses to period-end loans at September 30, 2011 as compared to December 31, 2010 was 1.36% and 1.28%, respectively, representing an increase of 8 basis points.

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

Total credit available to the Company under the existing lines of credit is approximately $85.1 million.  At September 30, 2011, the Company has $27.0 million outstanding against the existing lines with $58.1 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2011, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

See discussion within the Recent Events section.

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

 PATHFINDER BANCORP, INC.

November 14, 2011                                                                /s/ Thomas W. Schneider
 Thomas W. Schneider
                                 President and Chief Executive Officer

November 14, 2011                                                              /s/ James A. Dowd
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
November 14, 2011	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
November 14, 2011	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2011 and that to the best of his knowledge:

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
November 14, 2011	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
November 14, 2011	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer