Form 10-K
period 2011-12-31
PATHFINDER BANCORP INC
filed 2012-03-29
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
or
* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number: 000-23601
PATHFINDER BANCORP, INC.
        (Exact name of registrant as specified in its charter)
                   Federal                                                                                                                                                                                                                                                                                                                                                                     16-1540137
(State or other jurisdiction of                                                                                                                                                                                                                                                                                                                          (I.R.S. Employer Identification No.)
incorporation or organization)
214 West First Street Oswego, NY
Address of prinicpal executive offices                                                                                                                                                                                                                                                                                                                                      13126
                                                                                                                                                                                                                                                                                                                                                                                                      (Zip Code)

Registrant's telephone number, including area code:  (315) 343-0057
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES*   NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES* NO☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the NASDAQ Capital Market, was approximately $8.0 million.

As of March 16, 2012, there were 2,617,682 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2011
PATHFINDER BANCORP, INC.

PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project” or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ from those indicated in the forward-looking statements include, among others:

•	Credit quality and the effect of credit quality on the adequacy of our allowance for loan losses
•	Deterioration in financial markets that may result in impairment charges relating to our securities portfolio
•	Competition in our primary market areas
•	Significant government regulations, legislation and potential changes thereto
•	A reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards
•	Increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums
•	Limitations on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations
•	Other risks described herein and in the other reports and statements we file with the SEC

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

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank").  The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company").   At December 31, 2011, the Mutual Holding Company held 1,583,239 shares of the Company’s common stock (“Common Stock”), the public and the Employee Stock Ownership Plan (“ESOP”), collectively, held 1,034,443 shares (the "Minority Stockholders").  At December 31, 2011, Pathfinder Bancorp, Inc. and subsidiaries had total assets of $443.0 million, total deposits of $366.1 million and shareholders' equity of $37.8 million.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.

Pathfinder Bank

The Bank is a New York-chartered savings bank headquartered in Oswego, New York.  The Bank operates from eight branch offices located in its market area consisting of Oswego County, Onondaga County and the contiguous counties.  The eighth branch was added in Onondaga County in Cicero, New York and opened to the public on February 1, 2011.  The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").  The Bank was chartered as a New York savings bank in 1859 as Oswego City Savings Bank.  The Bank is a customer-oriented institution dedicated to providing mortgage loans and other traditional financial services to its customers.  The Bank is committed to meeting the financial needs of its customers in Oswego County and Onondaga County, New York, and the contiguous counties.

The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits, together with other sources of funds, in loans secured by one- to four-family residential real estate, commercial real estate, small business loans, and consumer loans.  The Bank invests a portion of its assets in securities issued by the United States Government and its agencies and sponsored enterprises, state and municipal obligations, corporate debt securities, mutual funds, and equity securities.  The Bank also invests in mortgage-backed securities primarily issued or guaranteed by United States Government sponsored enterprises.  The Bank's principal sources of funds are deposits, principal and interest payments on loans and investments, as well as borrowings from correspondent financial institutions.  The principal source of income is interest on loans and investment securities.  The Bank's principal expenses are interest paid on deposits, employee compensation and benefits, data processing and facilities.

Pathfinder Bank also operates through a limited purpose commercial bank subsidiary, Pathfinder Commercial Bank, which serves the depository needs of municipalities and public entities in its market area.

The Bank has Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2011, Pathfinder REIT, Inc. held $28.1 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership in Whispering Oaks Development Corp., a New York corporation, which is retained in case the need to operate or develop foreclosed real estate emerges.

Additionally, the Bank has 100% ownership in Pathfinder Risk Management Company, Inc. which was established to record the 51% controlling interest upon the purchase of the Fitzgibbons Agency, an Oswego County property and casualty and life and health insurance business with $400,000 in annual revenues.  The Company has received all required regulatory approvals and, pending the completion of the final stages of due diligence to affirm the purchase price allocation, this transaction is targeted to close in the early part of the second quarter of 2012.

Finally, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of trust preferred securities.

Employees

As of December 31, 2011, the Bank had 100 full-time employees and 19 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Its most direct competition for deposits comes from commercial banks, savings banks, savings associations and credit unions in its market area.  Competition for loans comes from such financial institutions as well as mortgage banking companies.  The Bank competes for deposits by offering depositors a high level of personal service, a wide range of competitively priced financial services, and a strong network of branches, ATMs, and electronic banking.  The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.  The turmoil in the residential mortgage sector of the United States economy has caused certain competitors to be less effective in the market place.  While Central New York did not experience the level of speculative lending and borrowing in residential real estate that has adversely affected other regions on a national basis, certain mortgage brokers and finance companies in our area are either no longer operating, or have limited aggressive lending practices.  Additionally, as certain money centers and large regional banks grapple with current economic conditions and the related credit crisis, their ability to compete as effectively has been reduced.  Management believes that these conditions have created a window of reduced competition for local community and regional banks in residential loans, and to a lesser extent, commercial real estate and small business loans.  Of course, there are others, including tax-exempt credit unions, which are aggressively taking advantage of that window.

REGULATION AND SUPERVISION

General

The Bank is a New York-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (“DIF”).  The Bank is subject to extensive regulation by the New York State Department of Financial Services (the “Department”), as its chartering agency, and by the FDIC, as its deposit insurer and primary federal regulator.  The Bank is required to file reports with, and is periodically examined by, the FDIC and the Department concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other banking institutions.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is subject to certain regulations by the Federal Home Loan Bank System.

The Company and the Mutual Holding Company are federally chartered and up until July 21, 2011, were subject to the regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies.  However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, the OTS’s functions relating to savings and loan holding companies were thereafter transferred to the Federal Reserve Board.  The Company and the MHC are regulated as of the above date by the Federal Reserve Bank of Philadelphia.

Regulatory requirements applicable to the Bank, the Company and the Mutual Holding Company are referred to below or elsewhere herein.  This description of statutory and regulatory provisions does not purport to be a complete description of all such statutes and regulations applicable to the MHC, the Company, or the Bank.  Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on the Bank, the Company or the Mutual Holding Company.

Dodd-Frank Act

The Dodd-Frank Act has and will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has changed the current primary federal regulator of the Company and the Mutual Holding Company from the OTS to the Federal Reserve Board.  Under the Dodd-Frank Act, the Federal Reserve Board now supervises and regulates all savings and loan holding companies, such as the Company and the Mutual Holding Company.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like the Company, unless an exemption exists.  The bank holding company capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Regulatory Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today and directs the federal banking regulators to implement new leverage and capital requirements within 18 months.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  Moreover, the Mutual Holding Company will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers. In fact, by adopting Section 239.8(d) of regulation MM of the Interim final rule regarding dividends waived by Mutual Holding Companies, the Federal Reserve has practically assured that Mutual Holding Companies such as Pathfinder Bancorp, MHC will not be able to waive dividend payments from their mid-tier holding companies.  See “Federal Holding Company Regulation—Waivers of Dividends by Mutual Holding Company” below.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Pathfinder Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also provides for regulations requiring originators of certain securitized loans to retain a percentage of the risk for transferred loans, established regulatory rate-setting for certain debit and interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The legislation also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials. These particular requirements are not imposed on the Company in 2012.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

FDIC Insurance on Deposits

The Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions assessments to maintain the Deposit Insurance Fund.

Under the FDIC’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Assessments are based on the risk category to which an institution is assigned and certain risk adjustments assigned by FDIC regulations.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits.  Since the new base is much larger than the former base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry was not significantly altered.  The new range is 2½ basis points to 45 basis points of total consolidated assets less tangible equity.  The new rule benefitted smaller financial institutions, which typically rely more on deposits for funding, and shifts more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.  As a result of the change in the assessment base, the Company experienced an approximate 50% reduction in its quarterly assessment charges effective with the second quarter of 2011.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.  Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act does not extend to low-interest NOW accounts, and there is no separate assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2011, the Bank paid $31,000 in fees related to the FICO.

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

These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, Tier 1 capital, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, and a Tier I risk based capital level of at least 4%.

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total average assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%.  The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

SBLF Participation

As disclosed in the Company’s 8-K filing of September 6, 2011, on September 1, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury (“Treasury”) pursuant to which the Company sold to the Treasury, 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.  This transaction was entered into as part of the Treasury’s Small Business Lending Fund Program (“SBLF”).  In connection therewith, the Company redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) it sold to the Treasury on September 11, 2009 in connection with the Treasury’s Capital Purchase Program (“CPP”).  The Company paid $6,786,045 to the Treasury to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.  In addition, as disclosed in our 8-K filed February 1, 2012, on said date, the Company repurchased from Treasury, a warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock at an exercise price per share of $6.58.  The Warrant was previously issued to Treasury in connection with the Company’s participation in the CPP.  The repurchase price of the Warrant was an agreed upon price of $537,633.

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Bank.  The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.   The Company’s dividend rate as of the date of this report is 3.56%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

The Company’s ability to pay common stock dividends is conditional on payment of the Series B Preferred Stock Dividends described above.  In addition, the SBLF program requires the Company to file quarterly reports on QSBL lending reported on by its Auditor annually.  The Company must also outreach and advertise the availability of QSBL to organizations and individuals who represent minorities, woman and veterans.  The Company must annually certify that no business loans are made to principals of businesses who have been convicted of a sex crime against a minor.  Finally, the SBLF program requires the Company to file quarterly, annual and other reports provided to shareholders concurrently with the Treasury.

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  New York law also restricts the Bank from declaring a dividend that would reduce its capital below the amount that is required to be maintained by state law and regulation.  The Bank is also subject to dividend notification requirements to the Federal Reserve Board by virtue of the Company being a savings and loan holding company.  The Federal Reserve Board may object to a proposed dividend if the Bank will become undercapitalized or the dividend is deemed to be unsafe or unsound or violate a law, regulation or order.

Since the Company has chosen to participate in the Treasury’s SBLF program, it is permitted to pay dividends on its common stock provided certain Tier 1 capital minimums are exceeded and SBLF dividends have been declared and paid to Treasury as of the most recent dividend period.

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

The FDIC may order savings banks that have insufficient capital to take corrective actions.  For example, a savings bank that is categorized as “undercapitalized” would be subject to growth limitations, could generally not make capital distributions, including paying dividends, and would be required to submit an acceptable capital restoration plan.  A holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan in an amount of up to the lesser of 5% of the institution’s total assets or the amount of capital needed for the institution to achieve compliance with regulatory capital requirements.  A “significantly undercapitalized” savings bank would be subject to additional restrictions.  Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator within specified time frames.

The Bank currently meets the criteria to be classified as a "well capitalized" savings institution.

Transactions with Affiliates and Insiders

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary of the savings bank. In a holding company context, at a minimum, the parent holding company of a savings bank, and any companies that are controlled by such parent holding company, are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, an investment in the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate and certain other transactions resulting in credit exposure to an affiliate.  Section 23A also establishes specific collateral requirements for certain transactions such as loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

Supervisory Agreement

During May 2009, the Company entered into a Supervisory Agreement with the OTS.  The agreement was issued in connection with the identification of certain violations of applicable statutory and regulatory restrictions on capital distributions and transactions with affiliates.  As a result of the identified violations, the Company recorded $41,000 of income relating to certain transactions with its unconsolidated parent company Pathfinder Bancorp, MHC.  In addition the Company is prohibited from accepting or directing Pathfinder Bank to declare or pay a dividend or other capital distributions without the prior written approval of the OTS.  With the change in our Holding Company regulator to the Federal Reserve Board, this Supervisory Agreement is now with that Regulator.  All violations have been corrected and the Company believes it is in compliance with the Agreement.

Federal Holding Company Regulation

General.  The Company and the Mutual Holding Company are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  The Company and the Mutual Holding Company are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.  As such, the Federal Reserve Board has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  The Federal Reserve Board assumed regulatory authority over savings and loan holding companies from OTS on July 21, 2011, pursuant to the Dodd-Frank Act.  See “The Dodd-Frank Act” above.

Permitted Activities.  Under federal regulation and policy, a mutual holding company and a federally chartered mid-tier holding company, such as the Company, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity that (A)  has been deemed to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage in March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act (provided certain criteria are met), including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific consolidated regulatory capital requirements.  The Dodd-Frank Act, however, requires the promulgation of such capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from tier 1 capital that are currently includable for bank holding companies, such as trust preferred securities.  Instruments issued before May 19, 2010, by holding companies with fewer than $15 billion in total assets on December 3, 2009 are grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.  The Dodd-Frank Act exempted bank holding companies of less than $500 million in assets from such consolidated requirements but does not specifically do so with respect to savings and loan holding companies.  The Federal Reserve Board has not yet issued such regulations.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past three years, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Mutual Holding Company.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like the Mutual Holding Company, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as the Mutual Holding Company in the future, or as to what conditions the Federal Reserve Board may place on any dividend waivers.  The Mutual Holding Company has not requested a current dividend waiver and, is not planning to waive future dividends at this time.

Conversion of the Mutual Holding Company to Stock Form.  Federal regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction").  There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), the Mutual Holding Company's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio (determined by an independent valuation) that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction.    The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts).  At December 31, 2011, the Bank was in compliance with these reserve requirements.

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

Bad Debt Reserves.  Prior to the Tax Reform Act of 1996 (“the 1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  The Bank has chosen to be on the direct charge-off method, net of recoveries, in its calculation of taxable income.

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

State Taxation

New York Taxation.  The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 7.1% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Company’s "alternative entire net income" allocable to New York State, or (c) $1,250.  Entire net income is similar to federal taxable income, subject to certain modifications and alternative entire net income is equal to entire net income without certain modifications.  Net operating losses arising in the current period can be carried forward to the succeeding 20 taxable years.

Neither the Internal Revenue Service nor New York State has examined our federal or state tax returns within the past 5 years.

ITEM 1A: RISK FACTORS

Not required of a smaller reporting company.

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, six branch offices located in Oswego County, and a new branch, opened February 1, 2011, in Onondaga County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2011.  The aggregate net book value of the Bank's premises and equipment was $10.7 million at December 31, 2011.  For additional information regarding the Bank's properties, see Notes 8 and 17 to the Consolidated Financial Statements.

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

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the NASDAQ Capital Market under the symbol "PBHC".  There were 442 shareholders of record as of March 16, 2012.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2011	$10.20	$8.01	$0.03
September 30, 2011	$10.08	$8.33	$0.03
June 30, 2011	$10.25	$8.87	$0.03
March 31, 2011	$10.15	$8.18	$0.03
December 31, 2010	$8.50	$7.75	$0.03
September 30, 2010	$8.00	$6.03	$0.03
June 30, 2010	$6.69	$6.00	$0.03
March 31, 2010	$8.00	$5.60	$0.03

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock, and the Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions.  The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend.  Dividend waivers must receive the non-objection of the Federal Reserve.  Historically, the Federal Reserve has not provided its non-objection to the waiver of dividends by mutual holding companies. As mentioned previously, new Federal Reserve regulations make such non-objection even less likely.  The Mutual Holding Company did not waive the right to receive its portion of the cash dividends declared during 2011 or 2010.

ITEM 6: SELECTED FINANCIAL DATA

The Company is the parent company of the Bank and Pathfinder Statutory Trust II.  The Bank has three operating subsidiaries – Pathfinder Commercial Bank, Pathfinder REIT, Inc., and Whispering Oaks Development Corp.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere  in this annual report on  Form 10-K.

	2011	2010	2009	2008	2007
Year End (In thousands)
Total assets	$442,980	$408,545	$371,692	$352,760	$320,691
Loans receivable, net	300,770	281,648	259,387	247,400	221,046
Deposits	366,129	326,502	296,839	269,438	251,085
Equity	37,841	30,592	29,238	19,495	21,704

For the Year (In thousands)
Net interest income	$14,263	$13,331	$11,777	$10,675	$8,667
Core noninterest income (a)	2,451	2,854	2,724	2,786	2,622
Net gains/(losses) on sales, redemptions and
impairment of investment securities	791	211	112	(2,191)	378
Net (losses) gains on sales of loans and
foreclosed real estate	(50)	(45)	54	(44)	42
Noninterest expense (b)	12,758	11,274	10,381	9,882	9,799
Regulatory assessments	390	515	745	53	39
Net income	2,323	2,505	1,615	368	1,122

Per Share
Net income (basic)	$0.53	$0.82	$0.61	$0.15	$0.45
Net income (diluted)	0.52	0.82	0.61	0.15	0.45
Book value per common share	9.49	9.81	9.31	8.04	8.74
Tangible book value per common share (c)	8.02	8.26	7.77	6.50	7.19
Cash dividends declared	0.12	0.12	0.12	0.41	0.41

Ratios
Return on average assets	0 .55%	0.64%	0.45%	0.11%	0.36%
Return on average equity	6.75	8.07	7.04	1.70	5.27
Return on average tangible equity (c)	7.59	9.20	8.45	2.07	6.47
Average equity to average assets	8.21	7.89	6.40	6.32	6.82
Dividend payout ratio (d)	12.87	11.90	18.45	232.61	62.03
Allowance for loan losses to loans receivable	1.31	1.28	1.17	0.99	0.76
Net interest rate spread	3.62	3.58	3.40	3.22	2.81
Noninterest income to average assets	0.76	0.77	0.81	0.16	0.98
Noninterest expense to average assets	3.14	3.00	3.10	2.91	3.15
Efficiency ratio (e)	77.56	71.95	76.36	73.02	85.89

(a)	Exclusive of net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.
(b)	Exclusive of regulatory assessments.
(c)	Tangible equity excludes intangible assets.
(d)	The dividend payout ratio is calculated using dividends declared and not waived by the Mutual Holding Company, divided by net income.
(e)
The efficiency ratio is calculated as noninterest expense, including regulatory assessments, divided by the sum of taxable-equivalent net interest income and noninterest income excluding net gains (losses) on sales, redemptions and impairment of investment securities and net (losses) gains on sales of loans and foreclosed real estate.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 11 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc. and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2011, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and the public held 39.5% of the outstanding common stock.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at December 31, 2011, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits. The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

Management performs an annual evaluation of the Company’s goodwill for possible impairment. Based on the results of the 2011 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2011.  The evaluation approach is described in Note 9 of the consolidated financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity, except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities, which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.   In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

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

Fair values for securities available for sale are obtained from an independent third party pricing service.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management made no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

Earnings performance metrics for 2011 were generally less than those reported for 2010 as net income, return on assets and return on equity all decreased.

Net income for 2011 was $2.3 million, a $182,000 decrease from 2010 and return on assets and return on equity were 0.55% and 6.75%, respectively, down 0.09% and 1.32% from 2010.  While net interest income increased in 2011, expenses relating to the new Cicero branch location, professional fees in support of the payoff of the Company’s participation in the CPP and its entrance into the SBLF, and expenses relating to the ESOP and stock option programs contributed to the higher expenses.  Offsets to these expense increases included gains from the sales of available-for-sale securities and a reduction in FDIC assessment expenses.

Total assets increased $34.4 million to $443.0 million as total deposits grew $39.6 million primarily as a result of the opening of the new Cicero branch location.  The increase in assets was generally apportioned between the investment securities portfolio and loans as the latter grew 6.8% year over year, centered largely in the residential mortgage segment.  The Company will continue to emphasize its focus in the Cicero, Central Square, and Fulton markets where it feels further market penetration opportunities exist.  Additionally, we will maintain focus on expanding commercial deposit relationships with our existing lending customers as well as expanding our commercial loan growth in the greater Syracuse market.

Asset quality metrics were mixed in 2011 when compared with 2010.  Net charge-offs were $608,000, a $128,000 increase due largely to one large commercial relationship, but the ratio of nonperforming loans to period end loans and nonperforming assets to total assets both declined.  The ratio of allowance to loan losses to period end loans increased slightly to 1.31, as management continues to re-evaluate the estimable and probable losses within the loan portfolio and provide additional allowance related to growth.

The Company improved its equity position in 2011 as it paid off the preferred stock related to its participation in the CPP and entered into an agreement with the Treasury to participate in the SBLF program.  These concurrent actions resulted in a $6.2 million increase in equity.  Retained earnings increased $455,000 through 2011 driven by net income and partially offset by preferred and common stock dividends, accretion of the preferred stock discount, and the sale of shares to the ESOP.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio result from the interaction between the volume and composition of earning assets and interest-bearing liabilities, and their respective yields and funding costs.

Net interest income, on a tax-equivalent basis, increased $969,000, or 7.2%, to $14.5 million for the year ended December 31, 2011, as compared to $13.5 million for the year ended December 31, 2010.  The Company's net interest margin for 2011 increased to 3.76% from 3.73% in 2010.  The increase in net interest income is attributable to, nearly equally, a decrease in the cost of interest-bearing liabilities and an increase in average balance of residential and commercial real estate loans.

The average balance of interest-earning assets increased $22.9 million, or 6.3%, during 2011 and the average balance of interest-bearing liabilities increased by $16.3 million, or 5.0%.  The increase in the average balance of interest earning assets primarily resulted from a $20.0 million increase in the average balance of the loan portfolio and a $6.7 million increase in the average balance of the security investment portfolio.  This was funded by a $16.3 million increase in interest-bearing liabilities driven largely by an increase in money market deposit accounts. Interest income, on a tax-equivalent basis, increased $501,000, or 2.7%, during 2011. The decrease in yield on interest earning assets to 4.88% in 2011 from 5.05% in 2010 was more than offset by the 6.3% increase in volume.  Interest expense on interest-bearing liabilities decreased $468,000, or 9.7%, as the rates paid dropped 21 basis points to 1.26% in 2011 from 1.47% in 2010.

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

	For the Years Ended December 31,
	2011			2010			2009
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$153,735	$8,029	5.22%	$138,497	$7,672	5.54%	$133,442	$7,463	5.59%
Real estate loans commercial	70,050	4,372	6.24%	65,120	4,044	6.21%	58,424	4,024	6.89%
Commercial loans	38,533	1,904	4.94%	37,700	1,894	5.02%	31,665	1,607	5.08%
Consumer loans	28,468	1,726	6.06%	29,506	1,774	6.01%	28,487	1,767	6.20%
Taxable investment securities	79,236	2,231	2.82%	75,660	2,549	3.37%	71,455	2,942	4.12%
Tax-exempt investment securities	11,716	571	4.87%	8,587	399	4.65%	1,464	65	4.44%
Interest-earning time deposit	176	2	1.14%	-	-	0.00%	-	-	0.00%
Interest-earning deposits	4,147	5	0.12%	8,140	7	0.09%	7,511	6	0.08%
Total interest-earning assets	386,061	18,840	4.88%	363,210	18,339	5.05%	332,448	17,874	5.38%
Noninterest-earning assets:
Other assets	35,647			32,087			29,704
Allowance for loan losses	(3,872)			(3,420)			(2,731)
Net unrealized losses
on available for sale securities	1,293			1,513			(620)
Total assets	$419,129			$393,390			$358,801
Interest-bearing liabilities:
NOW accounts	$30,274	87	0.29%	$29,816	79	0.26%	$26,055	72	0.28%
Money management accounts	12,964	43	0.33%	12,101	39	0.32%	11,037	35	0.32%
MMDA accounts	64,352	438	0.68%	50,722	336	0.66%	35,571	246	0.69%
Savings and club accounts	60,713	78	0.13%	57,810	84	0.15%	53,726	87	0.16%
Time deposits	139,299	2,590	1.86%	137,975	2,871	2.08%	135,965	3,994	2.94%
Junior subordinated debentures	5,155	163	3.16%	5,155	164	3.18%	5,155	149	2.89%
Borrowings	31,255	942	3.01%	34,102	1,235	3.62%	37,340	1,446	3.87%
Total interest-bearing liabilities	344,012	4,341	1.26%	327,681	4,808	1.47%	304,849	6,029	1.98%
Noninterest-bearing liabilities:
Demand deposits	35,971			29,479			26,114
Other liabilities	4,722			5,173			4,888
Total liabilities	384,705			362,333			335,851
Shareholders' equity	34,424			31,057			22,950
Total liabilities & shareholders' equity	$419,129			$393,390			$358,801
Net interest income		$14,500			$13,531			$11,845
Net interest rate spread			3.62%			3.58%			3.40%
Net interest margin			3.76%			3.73%			3.56%
Ratio of average interest-earning assets
to average interest-bearing liabilities			112.22%			110.84%			109.05%

Interest Income

Changes in interest income result from changes in the average balances of loans, securities and interest-earning deposits and the related yields on those balances.  Interest income on a tax-equivalent basis increased $501,000, or 2.7%.

Average interest earning asset balances increased 6.3% in 2011, with yields decreasing 17 basis points to 4.88%.  The Company's average residential mortgage loan portfolio increased $15.2 million, or 11.0%, when comparing 2011 to 2010 with the average yield on this portfolio decreasing 32 basis points to 5.22% in 2011 as higher rate amortizing mortgages were replaced with new originations reflecting current market rates.  The average balance of commercial real estate loans increased $4.9 million, or 7.6%, and the yield increased 3 basis points to 6.24% in 2011.  Average commercial loans modestly increased $833,000, or 2.2% while the yield decreased 8 basis points to 4.94% in 2011.  The average balance of consumer loans decreased $1.0 million, or 3.5%, while the average yield increased 5 basis points to 6.06%.

Interest income on taxable investment securities decreased 12.5% from 2010 as the average yield decreased 55 basis points to 2.82% in 2011 from 3.37% in 2010, offset by an increase of $3.6 million or 4.7% in the average balance of taxable investment securities.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related interest costs on those balances.  Interest expense decreased $468,000, or 9.7%%, in 2011, when compared to 2010.  The average rate paid on all interest-bearing deposits was 1.26% in 2011 as compared to 1.47% in 2010, a 21 basis point decrease.  Average balances for total interest-bearing liabilities increased by $16.3 million in 2011 when compared to 2010, principally due to a $13.6 million increase in average money market deposit accounts (“MMDA”) stemming from the opening of the new Cicero branch location.  The average rates paid on all MMDA increased 2 basis points in 2011 to 0.68%.

The decrease in the cost of interest bearing liabilities resulted from a decrease of 61 basis points in the average cost of borrowings and a 22 basis point decrease in the average rates paid on time deposits.  Both of these decreases are attributable to the maturities of borrowings and time deposit products with higher rates being replaced by lower rates on borrowings and time deposits reflecting current market conditions.  Savings and club accounts recorded average balances of $60.7 million in 2011 reflecting a 5.0% increase over 2010.  Average rates paid on these accounts decreased 2 basis points to 0.13%.

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

	Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$815	$(458)	$357	$277	$(68)	$209
Real estate loans commercial	308	20	328	438	(418)	20
Commercial loans	41	(31)	10	306	(19)	287
Consumer loans	(63)	15	(48)	62	(55)	7
Taxable investment securities	115	(433)	(318)	165	(558)	(393)
Tax-exempt investment securities	152	20	172	331	3	334
Interest-earning time deposits	2	-	2	-	-	-
Interest-earning deposits	(4)	2	(2)	1	2	3
Total interest income	1,366	(865)	501	1,580	(1,113)	467
Interest Expense:
NOW accounts	1	7	8	12	(5)	7
Money management accounts	3	1	4	4	-	4
MMDA accounts	92	10	102	101	(11)	90
Savings and club accounts	5	(11)	(6)	4	(7)	(3)
Time deposits	27	(308)	(281)	58	(1,181)	(1,123)
Junior subordinated debentures	-	(1)	(1)	-	15	15
Borrowings	(97)	(197)	(294)	(121)	(90)	(211)
Total interest expense	31	(499)	(468)	58	(1,279)	(1,221)
Net change in net interest income	$1,335	$(366)	$969	$1,522	$166	$1,688

Provision for Loan Losses

The provision for loan losses was $940,000 for the year ended 2011, a decrease of $110,000 or 10.5% from the prior year.  This provision exceeded the net charge-offs of $608,000 recorded in 2011 and resulted in the ratio of allowance to period end loans to increase to 1.31% at December 31, 2011 as compared to 1.28% at December 31, 2010.  The Company continued to provide for a greater level of provision for loan losses than net charge-offs in the current year to allow for the estimable and probable loan losses within the growing loan portfolio.  Management believes that the existing allowances provided on these loans are sufficient to cover anticipated losses.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Twelve Months Ended December 31,
(in thousands)	2011	2010	Change
Service charges on deposit accounts	$1,131	$1,375	$(244)	-17.7%
Earnings on bank owned life insurance	224	434	(210)	-48.4%
Loan servicing fees	196	206	(10)	-4.9%
Debit card interchange fees	369	316	53	16.8%
Other charges, commissions and fees	531	523	8	1.5%
Noninterest income before gains (losses)	2,451	2,854	(403)	-14.1%
Net gains on sales and redemptions of investment securities	791	211	580	274.9%
Net losses on sales of loans and foreclosed real estate	(50)	(45)	(5)	11.1%
Total noninterest income	$3,192	$3,020	$172	5.7%

For the year ended December 31, 2011, noninterest income before gains (losses) decreased $403,000, or 14.1%, when compared with the year ended December 31, 2010.   The decrease was due primarily to a decrease in service charges on deposit accounts of $244,000 due to the reduction in extended overdraft fees and a $210,000 reduction on earnings on bank owned life insurance stemming from the recording of $155,000 in noninterest income during the fourth quarter of 2010 from life insurance proceeds in connection with the death of a former director.  Debit card interchange fees increased $53,000 year over year due to usage.  Net gains on sales and redemptions of the investment securities portfolio increased $580,000 for 2011 over the prior year as the Company restructured a portion of its investment securities portfolio due to falling interest rates and a significant mismatch between the demand for, and available supply of, bank qualified fixed income products in the current marketplace.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Twelve Months Ended December 31,
(In thousands)	2011	2010	Change
Salaries and employee benefits	$7,076	$6,126	$950	15.5%
Building occupancy	1,395	1,281	114	8.9%
Data processing	1,398	1,372	26	1.9%
Professional and other services	681	563	118	21.0%
Advertising	437	268	169	63.1%
FDIC assessments	390	515	(125)	-24.3%
Audits and exams	162	257	(95)	-37.0%
Other expenses	1,609	1,407	202	14.4%
Total noninterest expenses	$13,148	$11,789	$1,359	11.5%

Noninterest expense for the twelve-month period ended December 31, 2011 increased $1.4 million over the prior year principally due to the increase of $950,000 in personnel expenses due to staffing of the new Cicero branch location, the increased compensation costs related to the ESOP and stock option programs implemented in 2011, increased pension costs and annual wage rate increases.  Additionally, advertising expenses increased $169,000 largely related to the opening of our Cicero branch location.  Professional and other services increased $118,000 due to $56,000 in legal fees to support the implementation of the Company’s participation in the United States Treasury Small Business Lending Fund and the remaining increase to support the implementation of the ESOP, and activities related to the review of the Company’s retirement and compensation plans.  Other expenses increased $202,000 due to increases in community service donations, the debit card rewards program, and non-foreclosure collection expenses.  These increases were partially offset by a decrease in FDIC assessment expenses of $125,000, all between comparable twelve-month periods.

Income Tax Expense

In 2011, the Company reported income tax expense of $1.044 million compared with $1.007 million in 2010.  The effective tax rate increased to 31.0% in 2011 compared to a tax rate of 28.7% in 2010 due to tax exempt income on the life insurance proceeds relating to the death benefit associated with coverage on a former director in 2010.  See Note 16 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic earnings per share was $0.53 in 2011 as compared to $0.82 in 2010.  Diluted earnings per share was $0.52 in 2011 as compared to $0.82 in 2010.  These decreases in basic and diluted earnings per share were due principally to the accelerated accretion on preferred stock totaling $470,000 or $0.19 per basic and diluted share related to the Company’s participation in and exit from the CPP and, separately, the dividends on the preferred stock related to the Company’s participation in the SBLF.   Additionally, the $182,000 decrease in net income between 2010 and 2011 resulted in a decrease of $0.07 per basic and diluted share between these two periods.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 24% of the Company’s average earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments are classified as available for sale.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises, mortgage-backed securities, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base, but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2011, investment securities increased 17.7% to $100.4 million from $85.3 million at December 31, 2010.  There were no securities that exceeded 10% of consolidated shareholders’ equity.  See Note 4 to the consolidated financial statements for further discussion on securities.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

(In Thousands)	2011	2010
Investment Securities:
US treasury, agencies and GSEs	$5,073	$20,023
State and political subdivisions	20,304	18,979
Corporate	20,434	5,600
Residential mortgage-backed	51,575	37,246
Mutual funds	2,565	3,024
Equity securities	444	455
Total investments in securities	$100,395	$85,327

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2011. Yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$1,002	0.44%	$4,003	1.59%	$20	3.38%
State and political subdivisions	829	2.39%	2,102	2.54%	4,640	3.32%
Corporate	2,534	3.75%	15,101	1.89%	1,200	1.97%
Total	$4,365	2.73%	$21,206	1.90%	$5,860	3.04%
Mortgage-backed securities:
Residential mortgage-backed	$75	4.47%	$349	5.11%	$15,674	2.48%
Total	$75	4.47%	$349	5.11%	$15,674	2.48%
Other non-maturity investments:
Mutual funds	$2,374	3.12%	$-	-	$-	0.00%
Equity securities	443	1.84%	-	-	-	0.00%
Total	$2,817	2.63%	$-	-	$-	0.00%
Total investment securities	$7,257	2.82%	$21,555	1.95%	$21,534	2.63%

	More Than Ten Years			Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	0.00%	$5,025	$5,073	1.36%
State and political subdivisions	11,937	3.43%	19,508	20,304	3.26%
Corporate	2,251	1.07%	21,086	20,434	2.03%
Total	$14,188	3.05%	$45,619	$45,811	2.50%
Mortgage-backed securities:
Residential mortgage-backed	$34,073	3.12%	$50,171	$51,575	2.94%
Total	$34,073	3.12%	$50,171	$51,575	2.94%
Other non-maturity investments:
Mutual funds	$-	-	$2,374	$2,565	3.12%
Equity securities	-	-	443	444	1.84%
Total	$-	-	$2,817	$3,009	2.93%
Total investment securities	$48,261	3.10%	$98,607	$100,395	2.74%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Loans receivable represent 75% of the Company’s average earning assets and account for the greatest portion of total interest income.  The Company emphasizes residential real estate financing and anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories and accounts receivable.  It is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term.  Commercial and municipal loans comprise 13% of the total loan portfolio.  At December 31, 2011, 77% of the Company’s total loan portfolio consisted of loans secured by first mortgages on residential and commercial real estate.

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Residential real estate (1)	$162,395	$147,722	$135,102	$136,218	$126,666
Commercial real estate	73,628	69,060	62,250	55,061	45,490
Commercial and municipal loans	40,336	39,833	35,447	30,685	25,288
Home Equity and Junior liens	24,251	25,271	26,086	24,392	21,379
Consumer loans	4,140	3,410	3,580	3,516	3,926
Total loans receivable	$304,750	$285,296	$262,465	$249,872	$222,749

(1) Includes loans held for sale. (None at December 31, 2011, 2010, 2008 and 2007.)

The following table shows the amount of loans outstanding as of December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$5,547	$4,117	$63,964	$73,628
Residential real estate	56	2,788	159,551	162,395
	5,603	6,905	223,515	236,023
Other Commercial	18,674	12,926	8,736	40,336
Home Equity and junior liens	79	863	23,309	24,251
Consumer	1,065	2,322	753	4,140
Total loans	$25,421	$23,016	$256,313	$304,750

Interest rates:
Fixed	$5,086	$13,933	$137,424	$156,443
Variable	20,335	9,083	118,889	148,307
Total loans	$25,421	$23,016	$256,313	$304,750

Total loans receivable increased $19.5 million or 6.8% when compared to the prior year driven principally by a $14.7 million or 9.9% increase in residential real estate loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial real estate loans increased $4.6 million or 6.6% in support of the Company’s strategy to balance its diversification among its product segments.  At December 31, 2011, total loans receivable having a fixed interest rate represented 51.3% of the portfolio as compared to 48.4% at December 31, 2010.  As was evidenced in 2010, this shift to fixed interest rate products continued in 2011, given the historically lower fixed rates and the market’s appetite to lock in lower borrowing costs.

Commercial and municipal loans increased $503,000 or 1.3% over the prior year to $40.3 million at December 31, 2011 as new originations modestly outpaced amortization on the existing portfolio.  The Company continues to seek to expand its loan outstandings within this portfolio but the prolonged challenging economic environment allowed a smaller number of lending opportunities to qualified borrowers.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment and revolving credit loans, decreased 1.0% to $28.4 million at December 31, 2011.  The decrease resulted from a decrease in home equity lines of credit as a result of the current market and economic conditions.

Non-performing Loans and Assets

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial real estate and commercial	$2,594	$4,224	$1,021	$1,455	$521
Consumer	706	365	111	254	150
Residential real estate	1,428	1,335	1,181	614	920
Total nonaccrual loans	4,728	5,924	2,313	2,323	1,591
Total non-performing loans	4,728	5,924	2,313	2,323	1,591
Foreclosed real estate	536	375	181	335	865
Total non-performing assets	$5,264	$6,299	$2,494	$2,658	$2,456
Non-performing loans to total loans	1.55%	2.08%	0.88%	0.93%	0.71%
Non-performing assets to total assets	1.19%	1.54%	0.67%	0.75%	0.77%
Interest income that would have been recorded
under the original terms of the loans	$280	$260	$113	$131	$71

Total non-performing loans decreased approximately $1.2 million at December 31, 2011, when compared to December 31, 2010.  The decrease in non-performing loans was primarily the result of three large commercial relationships, each of which either returned to accrual status, recorded a partial pay down, or completely paid off during 2011.  As a result of these events, the ratio of non-performing loans to total loans declined from 2.08% in 2010 to 1.55% in 2011.  Foreclosed real estate increased $161,000 from December 31, 2010 to December 31, 2011 as the net addition of 7 properties to foreclosed real estate to a total of 11 properties at December 31, 2011 reflected the increasingly challenging economic environment over the last several years.  Included in the foreclosed real estate balances at year end 2011 is a former Bank branch of the Company with a carrying value of $113,000.  Not included in non-performing assets is a repossessed boat recorded within other assets with a carrying value of $258,000.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.   Nonaccrual loans that meet the criteria of an impaired loan are specifically evaluated for impairment based on the underlying collateral support for the loan or the present value of future cash flows, and an allowance is provided, if necessary, which is included within the allowance for loan losses.

Appraisals are obtained at the time a real estate secured loan is originated.  Collateral is reevaluated should the loan become 45 days delinquent to best determine the bank’s level of exposure.  When a loan enters nonaccrual status, the bank evaluates its collateral position and, if appropriate, a new appraisal is performed.  When evaluating our ability to collect from secondary sources, appraised values are adjusted to reflect the age of appraisal, the condition of the property, the current local real estate market, and cost to sell.  Properties are re-appraised when our evaluation of the current property condition and the local real estate market suggests values may not be accurate.

The Company generally places a loan on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more or when it is probably that the Company will be unable to collect all contractual principal and interest payments.  There are no loans that are past due 90 or more and are still accruing interest.

Management has identified potential problem loans totaling $8.0 million as of December 31, 2011, compared to $7.0 million in potential problem loans as of December 31, 2010.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future past due reporting. Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.  As a result of the provision for loan losses exceeding the net charge-offs for 2011 in addition to allowing for the loan growth through the year, the ratio of allowance to loan and lease losses to period-end loans at December 31, 2011 as compared to December 31, 2010 was 1.31% and 1.28%, respectively, representing an increase of 3 basis points.

In the normal course of business, Pathfinder Bank has sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, the Bank makes certain representations and warranties to the buyer. The Bank maintains a quality control program for closed loans and has never been asked to repurchase a sold loan.  Therefore, management considers the risks and uncertainties associated with potential repurchase requirements to be minimal.  There are no known or alleged defects in the securitization process or in the mortgage documentation.  Any future risk of exposure would be immaterial.

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

The Company establishes a specific allocation for all loans identified as being impaired with a balance in excess of $100,000 which are on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company’s impaired loans are collateral-dependent.  The Company uses the fair value of collateral less costs to sell to measure impairment on commercial and commercial real estate loans.  Large residential real estate loans may also be included in this individual loan review. At December 31, 2011 and 2010, the Company had $4.3 million and $7.0 million in loans, which were identified as impaired, having valuation allowances of $619,000 and $1.1 million, respectively.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category that reflects actual loss experience, delinquency trends, current economic conditions, and several other environmental factors.

The allowance for loan losses at December 31, 2011 and 2010 was $4.0 million and $3.6 million, or 1.31% and 1.28% of total period end loans, respectively.  Net loan charge-offs were $608,000 during 2011, as compared to $480,000 in 2010.  The majority of the increase in current year charge-off activity is the result of an increase in net charge-offs of 1-4 family residential with the remaining net charge-off activity higher than historical levels and reflective of the recent challenging economic environment.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2011		2010		2009		2008		2007
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$664	53.2%	$750	51.7%	$763	51.5%	$679	54.5%	$464	56.8%
Commercial real estate	1,346	24.2%	1,204	24.2%	1,009	23.7%	907	22.0%	614	20.4%
Commercial and municipal	1,114	13.2%	1,083	14.0%	864	13.5%	505	12.3%	342	11.4%
Home equity and junior liens	501	8.0%	424	8.9%	390	9.9%	333	9.8%	239	9.6%
Consumer loans	162	1.4%	89	1.2%	76	1.4%	48	1.4%	44	1.8%
Unallocated	193		98		(24)		-		-
Total	$3,980	100.0%	$3,648	100.0%	$3,078	100.0%	$2,472	100.0%	$1,703	100.0%

The following table sets forth the allowance for loan losses for the periods indicated and related ratios.

(In thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$3,648	$3,078	$2,472	$1,703	$1,496
Provisions charged to operating expenses	940	1,050	876	820	365
Recoveries of loans previously charged-off:
Commercial real estate and loans	1	55	-	17	-
Consumer	49	36	20	30	27
Residential real estate	49	19	3	-	23
Total recoveries	99	110	23	47	50
Loans charged off:
Commercial real estate and loans	(304)	(385)	(74)	(46)	(85)
Consumer	(166)	(157)	(134)	(52)	(77)
Residential real estate	(237)	(48)	(85)	-	(46)
Total charged-off	(707)	(590)	(293)	(98)	(208)
Net charge-offs	(608)	(480)	(270)	(51)	(158)
Balance at end of year	$3,980	$3,648	$3,078	$2,472	$1,703
Net charge-offs to average loans outstanding	0.21%	0.18%	0.11%	0.02%	0.08%
Allowance for loan losses to year-end loans	1.31%	1.28%	1.17%	0.99%	0.76%

Deposits

The Company’s deposit base is drawn from eight full-service offices in its market area, including an eighth office opened in Cicero, New York on February 1, 2011.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings and time deposits. During 2011, 59% of the Company's average deposit base of $343.7 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings.  In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, seeks business growth by focusing on its local identification and service excellence.

Average deposits increased $25.7 million, or 8.1%, when compared to 2010.  The increase in average deposits primarily related to a $7.1 million increase in the average balance of municipal deposits and a $22.3 million increase in retail deposits, the latter due largely to the success of the Company’s new Cicero branch location.

At December 31, 2011, time deposits in excess of $100,000 totaled $69.6 million, or 45%, of time deposits and 19% of total deposits.  At December 31, 2010, these deposits totaled $57.4 million, or 40% of time deposits and 18% of total deposits.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011:

(In thousands)
Remaining Maturity:
Three months or less	$30,503
Three through six months	5,203
Six through twelve months	8,987
Over twelve months	24,865
Total	$69,558

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  At December 31, 2011 and December 31, 2010 there were $0 and $13.0 million, respectively, in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2011, 2010 and 2009:

(Dollars in thousands)	2011	2010	2009
Maximum outstanding at any month end	$11,106	$13,000	$1,400
Average amount outstanding during the year	5,371	745	1,724
Average interest rate during the year	0.50%	0.47%	1.84%

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and Citi Group and junior subordinated debentures.  Long-term borrowed funds and junior subordinated debentures totaled $31.2 million at December 31, 2011 as compared to $33.2 million at December 31, 2010.

Capital

Shareholders' equity at December 31, 2011, was $37.8 million as compared to $30.6 million at December 31, 2010.  The Company added $2.3 million to retained earnings through net income, offset by a $725,000 increase in accumulated other comprehensive loss to $2.7 million from $1.9 million at December 31, 2010, the latter driven largely by the year end adjustment to the actuarial loss in the pension plan, net of tax expense.  In addition, the Company’s election to exit from participation in the Treasury’s CPP program and participate in the Treasury’s SBLF program caused a net increase in capital of $6.2 million. Common stock dividends declared reduced capital by $299,000 and preferred stock dividends paid to the Treasury, under the terms of the CPP and SBLF agreements, reduced capital by $457,000.  The Company’s sale of 125,000 shares of treasury stock to the ESOP in the third quarter of 2011 did not have a net impact on shareholders’ equity.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2011, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.  As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with anticipated heightened capital standards required by state and federal regulation. See note 19 to the consolidated financial statements for further discussion on regulatory capital requirements.

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

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $96.8 million.  At December 31, 2011, the Company had $25.0 million outstanding under existing credit facilities with $71.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2011, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2011, the Company had $27.1 million in outstanding commitments to extend credit and standby letters of credit.  See Note 17 in the accompanying consolidated financial statements.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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
March 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathfinder Bancorp, Inc.
Oswego, New York

We have audited the accompanying consolidated statement of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. Pathfinder Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BONADIO & CO., LLP

Syracuse, New York
March 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pathfinder Bancorp, Inc.
Oswego, New York

We have audited the accompanying consolidated statement of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. Pathfinder Bancorp, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                                                   /s/ParenteBeard LLC

Harrisburg, Pennsylvania
March 24, 2011

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(In thousands, except share data)	2011	2010
ASSETS:
Cash and due from banks	$7,093	$6,366
Interest earning deposits	3,125	7,397
Total cash and cash equivalents	10,218	13,763
Interest earning time deposits	2,000	-
Investment securities, at fair value	100,395	85,327
Federal Home Loan Bank stock, at cost	1,528	2,134
Loans	304,750	285,296
Less: Allowance for loan losses	3,980	3,648
Loans receivable, net	300,770	281,648
Premises and equipment, net	10,697	9,432
Accrued interest receivable	1,685	1,709
Foreclosed real estate	536	375
Goodwill	3,840	3,840
Bank owned life insurance	7,939	6,915
Other assets	3,372	3,402
Total assets	$442,980	$408,545

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$328,976	$295,786
Noninterest-bearing	37,153	30,716
Total deposits	366,129	326,502
Short-term borrowings	-	13,000
Long-term borrowings	26,074	28,000
Junior subordinated debentures	5,155	5,155
Accrued interest payable	145	148
Other liabilities	7,636	5,148
Total liabilities	405,139	377,953
Shareholders' equity:
Preferred stock - CPP, par value $0.01 per share; $1,000 liquidation preference;
1,000,000 shares authorized; 0 and 6,771 shares issued and outstanding, respectively	-	6,225
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 and 0 shares issued and outstanding, respectively	13,000	-
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,972,119 shares issued and 2,617,682 and 2,484,832 shares outstanding, respectively	30	30
Additional paid in capital	8,730	8,615
Retained earnings	24,618	24,163
Accumulated other comprehensive loss	(2,664)	(1,939)
Unearned ESOP	(1,039)	-
Treasury stock, at cost; 362,287 and 487,287 shares, respectively	(4,834)	(6,502)
Total shareholders' equity	37,841	30,592
Total liabilities and shareholders' equity	$442,980	$408,545
The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 31, 2011	December 31, 2010
Interest and dividend income:
Loans, including fees	$15,988	$15,319
Debt securities:
Taxable	2,080	2,329
Tax-exempt	378	264
Dividends	152	220
Interest earning time deposits	2	-
Federal funds sold and interest earning deposits	4	7
Total interest income	18,604	18,139
Interest expense:
Interest on deposits	3,236	3,409
Interest on short-term borrowings	27	4
Interest on long-term borrowings	1,078	1,395
Total interest expense	4,341	4,808
Net interest income	14,263	13,331
Provision for loan losses	940	1,050
Net interest income after provision for loan losses	13,323	12,281
Noninterest income:
Service charges on deposit accounts	1,131	1,375
Earnings on bank owned life insurance	224	434
Loan servicing fees	196	206
Net gains on sales and redemptions of investment securities	791	211
Net (losses) on sales of loans and foreclosed real estate	(50)	(45)
Debit card interchange fees	369	316
Other charges, commissions & fees	531	523
Total noninterest income	3,192	3,020
Noninterest expense:
Salaries and employee benefits	7,076	6,126
Building occupancy	1,395	1,281
Data processing	1,398	1,372
Professional and other services	681	563
Advertising	437	268
FDIC assessments	390	515
Audits and exams	162	257
Other expenses	1,609	1,407
Total noninterest expenses	13,148	11,789
Income before income taxes	3,367	3,512
Provision for income taxes	1,044	1,007
Net income	2,323	2,505
Preferred stock dividends and discount accretion	1,003	462
Net income available to common shareholders	$1,320	$2,043

Earnings per common share - basic	$0.53	$0.82
Earnings per common share - diluted	$0.52	$0.82
Dividends per common share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total
Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592
Comprehensive income:
Net income				2,323				2,323
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $607 tax expense)					908			908
Unrealized holding loss on financial
derivative (net of $36 tax benefit)					(54)			(54)
Retirement plan net losses
not recognized in plan expenses
(net of $1,053 tax benefit)					(1,579)			(1,579)
Total comprehensive income								1,598
Sale of preferred stock - SBLF	13,000							13,000
Redemption of CPP Preferred stock	(6,771)							(6,771)
Preferred stock discount accretion	546			(546)				-
Preferred stock dividends - CPP and SBLF				(457)				(457)
Sale of treasury stock to ESOP				(566)		(1,102)	1,668	-
ESOP shares earned (7,105 shares)			2			63		65
Stock based compensation			47					47
Stock options exercised			66					66
Common stock dividends declared ($0.12 per share)				(299)				(299)
Balance, December 31, 2011	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841

Balance, January 1, 2010	$6,101	$30	$8,615	$22,419	$(1,425)	$-	$(6,502)	$29,238
Comprehensive income:
Net income				2,505				2,505
Other comprehensive loss, net of tax:
Unrealized holding losses on securities
available for sale (net of $56 tax benefit)					(85)			(85)
Unrealized holding loss on financial
derivative (net of $44 tax benefit)					(66)			(66)
Retirement plan net losses not
recognized in plan expenses
(net of $242 tax benefit)					(363)			(363)
Total comprehensive income								1,991
Preferred stock discount accretion	124			(124)				-
Preferred stock dividends - CPP				(339)				(339)
Common stock dividends declared ($0.12 per share)				(298)				(298)
Balance, December 31, 2010	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$2,323	$2,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	940	1,050
Deferred income tax expense	1,193	263
Proceeds from sales of loans	-	264
Originations of loans held-for-sale	-	(256)
Realized losses (gains) on sales and redemptions of:
Real estate acquired through foreclosure	50	53
Loans	-	(8)
Premises and equipment	-	1
Available-for-sale investment securities	(791)	(211)
Depreciation	723	644
Amortization of mortgage servicing rights	27	28
Amortization of deferred loan costs	160	230
Earnings on bank owned life insurance	(224)	(279)
Realized gain on proceeds from bank owned life insurance	-	(155)
Net amortization of premiums and discounts on investment securities	614	319
Stock based compensation and ESOP expense	112	-
Decrease (increase) in accrued interest receivable	24	(227)
Net change in other assets and liabilities	(1,141)	163
Net cash provided by operating activities	4,010	4,384
INVESTING ACTIVITIES
Purchase of interest earning time deposits	(2,000)	-
Purchase of investment securities available-for-sale	(60,641)	(60,459)
Net proceeds from the redemption of (purchases of ) of Federal Home Loan Bank stock	606	(235)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	32,172	37,431
Proceeds from sales and redemptions of:
Available-for-sale investment securities	15,091	10,206
Real estate acquired through foreclosure	750	210
Premises and equipment	5	24
Purchase of bank owned life insurance	(800)	-
Proceeds from bank owned life insurance	-	474
Net increase in loans	(20,985)	(24,001)
Purchase of premises and equipment	(1,993)	(2,928)
Net cash used in investing activities	(37,795)	(39,278)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	42,410	36,753
Net decrease in time deposits	(2,783)	(7,090)
Net repayments of short-term borrowings	(13,000)	13,000
Payments on long-term borrowings	(6,000)	(12,000)

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010
Proceeds from long-term borrowings	4,074	4,000
Proceeds from sale of preferred stock – SBLF	13,000	-
Proceeds from exercise of stock options	66	-
Redemption of preferred stock – CPP	(6,771)	-
Cash dividends paid to preferred shareholder – CPP and SBLF	(457)	(339)
Cash dividends paid to common shareholders	(299)	(298)
Net cash provided by financing activities	30,240	34,026
Decrease in cash and cash equivalents	(3,545)	(868)
Cash and cash equivalents at beginning of period	13,763	14,631
Cash and cash equivalents at end of period	$10,218	$13,763
CASH PAID DURING THE PERIOD FOR:
Interest	$4,344	$4,845
Income taxes	1,507	403
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	1,083	460
Transfer of loans to repossessed assets	258	-

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

Pathfinder Bancorp, M.H.C., (the “Holding Company”) a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns approximately 60.5% of the outstanding common stock of the Company.

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

Note 4 to the consolidated financial statements includes additional information about the Company’s accounting policies with respect to the impairment of investment securities.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district FHLB according to a predetermined formula.  The stock is carried at cost.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of cost or fair value.  Fair value is determined in the aggregate.  There were no loans held-for-sale or forward commitments outstanding as of December 31, 2011 and 2010.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.

An allowance for loan loss is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal, and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

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

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of the collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise on all loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  See Note 5 for a description of these regulatory classifications.

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

For non-accrual loans, when future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

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

Foreclosed Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated costs to sell.  Fair value is typically determined based on evaluations by third parties.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Any write-downs on the asset’s fair value less costs to sell at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs and expenses of foreclosed real estate are included in noninterest expense.

Goodwill

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually for impairment.

Mortgage Servicing Rights

Originated mortgage servicing rights are recorded at their fair value at the time of transfer of the related loans and are amortized in proportion to and over the period of estimated net servicing income or loss.  The carrying value of the originated mortgage servicing rights is periodically evaluated for impairment or between annual evaluations under certain circumstances.

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

The Company sponsors an Employee Stock Ownership Plan (“ESOP”) covering substantially all full time employees.  The cost of shares issued to the ESOP but not committed to be released to the participants is presented in the consolidated statement of condition as a reduction of shareholders’ equity.  ESOP shares are released to the participants proportionately as the loan is repaid.  The Company records ESOP compensation expense based on the shares committed to be released and allocated to the participant’s accounts multiplied by the average share price of the Company’s stock over the period.  Dividends related to unallocated shares are recorded as compensation expense.

Derivative Financial Instruments

Derivatives are recorded on the statement of condition as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.  The Company currently has one interest rate swap, which has been determined to be a cash flow hedge.  The fair value of cash-flow hedging instruments (“Cash Flow Hedge”) is recorded in either other assets or other liabilities. On an ongoing basis, the statement of condition is adjusted to reflect the then current fair value of the Cash Flow Hedge. The related gains or losses are reported in other comprehensive income (loss) and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged item (primarily a variable-rate debt obligation) affect earnings. To the extent that the Cash Flow Hedge is not effective, the ineffective portion of the Cash Flow Hedge is immediately recognized as interest expense.

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

Earnings Per Share

Basic earnings per common share are computed by dividing net income, after preferred stock dividends and preferred stock discount accretion, by the weighted average number of common shares outstanding throughout each year.  Diluted earnings per share gives effect to weighted average shares that would be outstanding assuming the exercise of issued stock options and warrants using the treasury stock method.  Unallocated shares of the Company’s ESOP plan are not included when computing earnings per share until they are committed to be released.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12 - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Stakeholders raised concerns that the new presentation requirements (pending paragraphs 220-10-45-17 through 45-18, 220-10-55-7 through 55-8, 220-10-55-9, and 220-10-55-18 of the FASB Accounting Standards Codification) about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. In addition, it is difficult for some preparers to change systems in time to gather the information for the new presentation requirements by the effective date of ASU 2011-05. Given these issues, they asked the Board to reconsider whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. Because those pending paragraphs are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years, those stakeholders asked the Board, at a minimum, to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to reconsider those paragraphs.

In September 2011, the FASB issued ASU 2011-08 - Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company early adopted this update for its 2011 goodwill impairment evaluation with no material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05—Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This update was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity, among other amendments in this Update.  The amendments require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures.  The adoption of this update will require the Company to provide a change in disclosures related to comprehensive income.

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income less the total of preferred dividends declared and the amortization of the warrant value under the CPP program.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options and warrants issued to the U.S. Treasury using the treasury stock method.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Years ended
(In thousands, except per share data)	December 31,		December 31,
	2011	2010	2011	2010
Basic Earnings Per Common Share
Net income available to common shareholders	$249	$570	$1,320	$2,043
Weighted average common shares outstanding	2,496	2,485	2,490	2,485
Basic earnings per common share	$0.10	$0.23	$0.53	$0.82

Diluted Earnings Per Common Share
Net income available to common shareholders	$249	$570	$1,320	$2,043

Weighted average common shares outstanding	2,496	2,485	2,490	2,485
Effect of assumed exercise of stock options	-	-	3	-
Effect of assumed exercise of stock warrants	40	23	43	4
Diluted weighted average common shares outstanding	2,536	2,508	2,536	2,489
Diluted earnings per common share	$0.10	$0.23	$0.52	$0.82

NOTE 4: INVESTMENT SECURITIES – AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$5,025	$48	$-	$5,073
State and political subdivisions	19,508	797	(1)	20,304
Corporate	21,086	38	(690)	20,434
Residential mortgage-backed - US agency	49,665	1,395	(4)	51,056
Residential mortgage-backed - private label	505	14	-	519
Total	95,789	2,292	(695)	97,386
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	119	-	1,024
Other mutual funds	183	60	-	243
Common stock - financial services industry	443	2	(1)	444
Total	2,817	193	(1)	3,009
Total investment securities	$98,606	$2,485	$(696)	$100,395

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$20,137	$139	$(253)	$20,023
State and political subdivisions	19,227	174	(422)	18,979
Corporate	5,865	228	(493)	5,600
Residential mortgage-backed - US agency	35,714	934	(239)	36,409
Residential mortgage-backed - private label	816	21	-	837
Total	81,759	1,496	(1,407)	81,848
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,532	26	-	1,558
Large cap equity fund	1,129	93	-	1,222
Other mutual funds	183	61	-	244
Common stock - financial services industry	450	5	-	455
Total	3,294	185	-	3,479
Total investment securities	$85,053	$1,681	$(1,407)	$85,327

The amortized cost and estimated fair value of debt investments at December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$4,365	$4,384
Due after one year through five years	21,206	21,210
Due after five years through ten years	5,860	6,223
Due after ten years	14,188	13,994
Mortgage-backed securities	50,170	51,575
Totals	$95,789	$97,386

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
State and political subdivisions	$(1)	$412	$-	$-	$(1)	$412
Corporate	(131)	13,489	(559)	1,410	(690)	14,899
Residential mortgage-backed - US agency	(4)	1,896	-	-	(4)	1,896
Common stock-financial services industry	-	-	(1)	3	(1)	3
	$(136)	$15,797	$(560)	$1,413	$(696)	$17,210

	December 31, 2010
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSEs	$(253)	$9,260	$-	$-	$(253)	$9,260
State and political subdivisions	(422)	10,173	-	-	(422)	10,173
Corporate	-	-	(493)	1,473	(493)	1,473
Residential mortgage-backed - US agency	(239)	8,861	-	-	(239)	8,861
	$(914)	$28,294	$(493)	$1,473	$(1,407)	$29,767

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not expected to be sufficient to recover the entire amortized cost basis. The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Non-credit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI. The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

At December 31, 2011, one state and political subdivision security is in an unrealized loss position. The Portland Michigan Public Schools general obligation bond is AA- rated by S&P and carries credit support from Assured Guaranty.  The security has been in an unrealized loss position for only 4 months. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No other than temporary impairment is deemed present on this security.

At December 31, 2011, twenty one corporate securities were in unrealized loss positions.  Nineteen of the twenty one securities are currently A rated or better by Moody’s or S&P.  All of the nineteen positions have an unrealized loss that is 2.23% of their associated book value or less. One holding has been in an unrealized loss position for seven months and the remaining eighteen have been in loss positions for only four months or less.  The Company does not intend to sell and it is not more than likely than not the Company will be required to sell those securities until recovery or final maturity. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No other than temporary impairment is deemed present on these securities.

The remaining two corporate securities represent trust-preferred issuances from large money center financial institutions.  The JP Morgan Chase floating rate trust-preferred security has a carrying value of $986,000 and a fair value of $685,000. The Bank of America floating rate trust-preferred security has a carrying value of $983,000 and a fair value of $725,000.  The securities are rated A2 and Ba1 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR. These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 15 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Two US government agency and US government sponsored enterprise (GSE) residential mortgage-backed security holdings have an unrealized loss as of December 31, 2011.  The securities were issued by the Federal Home Loan Mortgage Corporation.  The unrealized losses have been in place for three months or less. The unrealized losses relates principally to changes in interest rates subsequent to the acquisition of the specific security.    No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. The Company holds one equity security that had a fair value less than the carrying value at December 31, 2011.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $1,000.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the years ended December 31:

(In thousands)	2011	2010
Beginning balance – January 1	$875	$875
Reductions for securities sold	(875)	-
Ending balance - December 31	$-	$875

The above credit losses were related to one security that was sold at a small gain during the period ended December 31, 2011.

Gross realized gains (losses) on sales and redemptions of securities for the years ended December 31 are detailed below:

(In thousands)	2011	2010
Realized gains	$796	$212
Realized losses	(5)	(1)
	$791	$211

As of December 31, 2011 and December 31, 2010, securities with a fair value of $61.2 million and $47.5 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its mortgage-backed securities portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in these types of loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$158,384	$143,661
Construction	3,935	3,569
	162,319	147,230

Commercial loans:
Real estate	73,420	69,042
Lines of credit	13,791	14,122
Other commercial and industrial	22,701	20,779
Municipal	3,619	4,826
	113,531	108,769

Consumer loans:
Home equity and junior liens	24,171	25,168
Other consumer	4,140	3,411
	28,311	28,579

Total loans	304,161	284,578
Net deferred loan costs	589	718
Less allowance for loan losses	(3,980)	(3,648)
Loans receivable, net	$300,770	$281,648

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

Risk Characteristics of Portfolio Segments

Each portfolio segment generally carries its own unique risk characteristics.

The residential mortgage loan segment is impacted by general economic conditions, unemployment rates in the Bank’s service area, real estate values and the forward expectation of improvement or deterioration in economic conditions.

The commercial segment is impacted by general economic conditions but, more specifically, the industry segment in which each borrower participates.  Unique competitive changes within a borrower’s specific industry, or geographic location could cause significant changes in the borrower’s revenue stream, and therefore, impact its ability to repay its obligations.  Commercial real estate is also subject to general economic conditions but changes within this segment typically lag changes seen within the consumer and commercial segment.  Included within this portfolio are both owner occupied real estate, in which the borrower occupies the majority of the real estate property and upon which the majority of the sources of repayment of the obligation is dependent upon, and non-owner occupied real estate, in which several tenants comprise the repayment source for this portfolio segment.  The composition and competitive position of the tenant structure may cause adverse changes in the repayment of debt obligations for the non-owner occupied class within this segment.

The consumer segment is impacted by general economic conditions, unemployment rates in the Company’s service area, and the forward expectation of improvement or deterioration in economic conditions.

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise approximately 85% of the portfolio in both 2011 and 2010.  Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Description of Credit Quality Indicators

The Company utilizes an eight tier risk rating system to evaluate the quality of its loan portfolio.  Loans that are risk rated “1” through “4” are considered “Pass” loans.  In accordance with regulatory guidelines, loans rated “5” through “8” are termed “criticized” loans and loans rated “6” through “8” are termed “classified” loans.  A description of the Company’s credit quality indicators follows.

For Commercial Loans:

1.
Prime:  A loan that is fully secured by properly margined Pathfinder Bank deposit account(s) or an obligation of the US Government.  It may also be unsecured if it is supported by a very strong financial condition and, in the case of a commercial loan, excellent management.  There exists an unquestioned ability to repay the loan in accordance with its terms.

2.
Strong:  Desirable relationship of somewhat less stature than Prime grade.  Possesses a sound documented repayment source, and back up, which will allow repayment within the terms of the loan.  Individual loans backed by solid assets, character and integrity.  Ability of individual or company management is good and well established.  Probability of serious financial deterioration is unlikely.

3.
Satisfactory:  Stable financial condition with cash flow sufficient for debt service coverage.  Satisfactory loans of average strength having some deficiency or vulnerability to changing economic or industry conditions but performing as agreed with documented evidence of repayment capacity.  May be unsecured loans to borrowers with satisfactory credit and financial strength.  Satisfactory provisions for management succession and a secondary source of repayment exists.

4.
Satisfactory Watch:  A four is not a criticized or classified credit. These credits do not display the characteristics of a criticized asset as defined by the regulatory definitions. A credit is given a Satisfactory Watch designation if there are matters or trends observed deserving attention somewhat beyond normal monitoring.  Borrowing obligations may be handled according to agreement but could be adversely impacted by developing factors such as industry conditions, operating problems, litigation pending of a significant nature or declining collateral quality and adequacy.

5.
Special Mention:  A warning risk grade that portrays one or more weaknesses that may be tolerated in the short term.  Assets in this category are currently protected but are potentially weak.  This loan would not normally be booked as a new credit, but may have redeeming characteristics persuading the Bank to continue working with the borrower.  Loans accorded this classification have potential weaknesses which may, if not checked or corrected, weaken the company’s assets, inadequately protect the Bank’s position or effect the orderly, scheduled reduction of the debt at some future time.

6.
Substandard:  The relationship is inadequately protected by the current net worth and cash flow capacity of the borrower, guarantor/endorser, or of the collateral pledged.  Assets have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt.  The relationship shows deteriorating trends or other deficient areas.  The loan may be non-performing and expected to remain so for the foreseeable future.  Relationship balances may be adequately secured by asset value; however a deteriorated financial condition may necessitate collateral liquidation to effect repayment.  A relationship with an unacceptable financial condition requiring excessive attention of the officer due to the nature of the credit risk or lack of borrower cooperation.  All loans on non-accrual or in a bankruptcy are not graded higher than Substandard.

7.
Doubtful:  The relationship has all the weaknesses inherent in a credit graded 5 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable.  The possibility of some loss is extremely high, however its classification as an anticipated loss is deferred until a more exact determination of the extent of loss is determined.  Loans in this category must be on non-accrual.

8.
Loss:  Loans are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

For Residential Mortgage and Consumer Loans:

Residential mortgage and consumer loans are assigned a “Pass” rating unless the loan has demonstrated signs of weakness as indicated by the ratings below.

5.	Special Mention: All loans sixty days past due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.

6.	Substandard: All loans 90 days past due are classified Substandard. The loan is not upgraded until it has been current for six consecutive months.

7.
Doubtful:  The relationship has all the weaknesses inherent in a credit graded 5 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable.  The possibility of some loss is extremely high,

The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans.  See further discussion of risk ratings in Note 1.

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of December 31, 2011:

	December 31, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$153,049	$1,050	$4,285	$-	$158,384
Construction	3,935	-	-	-	3,935
	156,984	1,050	4,285	-	162,319
Commercial loans:
Real estate	69,737	212	3,471	-	73,420
Lines of credit	12,579	49	1,163	-	13,791
Other commercial and industrial	21,978	89	591	43	22,701
Municipal	3,619	-	-	-	3,619
	107,913	350	5,225	43	113,531
Consumer loans:
Home equity and junior liens	22,500	162	1,456	53	24,171
Other consumer	3,922	61	123	34	4,140
	26,422	223	1,579	87	28,311
Total loans	$291,319	$1,623	$11,089	$130	$304,161

	December 31, 2010
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$138,435	$1,725	$3,501	$-	$143,661
Construction	3,569	-	-	-	3,569
	142,004	1,725	3,501	-	147,230
Commercial loans:
Real estate	63,834	524	4,684	-	69,042
Lines of credit	13,280	28	814	-	14,122
Other commercial and industrial	19,857	163	759	-	20,779
Municipal	4,826	-	-	-	4,826
	101,797	715	6,257	-	108,769
Consumer loans:
Home equity and junior liens	23,559	316	1,293		25,168
Other consumer	3,271	30	110		3,411
	26,830	346	1,403	-	28,579
Total loans	$270,631	$2,786	$11,161	$-	$284,578

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, exclusive of deferred costs, segregated by class of loans were as follows:

	December 31, 2011

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,870	$934	$1,428	$5,232	$153,152	$158,384
Construction	-	-	-	-	3,935	3,935
	2,870	934	1,428	5,232	157,087	162,319
Commercial loans:
Real estate	2,015	4	1,623	3,642	69,778	73,420
Lines of credit	337	75	467	879	12,912	13,791
Other commercial and industrial	356	392	504	1,252	21,449	22,701
Municipal	-	-	-	-	3,619	3,619
	2,708	471	2,594	5,773	107,758	113,531
Consumer loans:
Home equity and junior liens	357	182	550	1,089	23,082	24,171
Other consumer	55	2	156	213	3,927	4,140
	412	184	706	1,302	27,009	28,311
Total loans	$5,990	$1,589	$4,728	$12,307	$291,854	$304,161

	December 31, 2010
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,045	$1,078	$1,335	$4,458	$139,203	$143,661
Construction	-	-	-	-	3,569	3,569
	2,045	1,078	1,335	4,458	142,772	147,230
Commercial loans:
Real estate	238	908	3,680	4,826	64,216	69,042
Lines of credit	205	-	69	274	13,848	14,122
Other commercial and industrial	734	301	475	1,510	19,269	20,779
Municipal	-	-	-	-	4,826	4,826
	1,177	1,209	4,224	6,610	102,159	108,769
Consumer loans:
Home equity and junior liens	586	371	303	1,260	23,908	25,168
Other consumer	15	7	62	84	3,327	3,411
	601	378	365	1,344	27,235	28,579
Total loans	$3,823	$2,665	$5,924	$12,412	$272,166	$284,578

Year-end non-accrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2011	2010
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,428	$1,335
Construction	-	-
	1,428	1,335
Commercial loans:
Real estate	1,623	3,680
Lines of credit	467	69
Other commercial and industrial	504	475
Municipal loans	-	-
	2,594	4,224
Consumer loans:
Home equity and junior liens	550	303
Other consumer	156	62
	706	365
Total nonaccrual loans	$4,728	$5,924

There were no loans past due ninety days or more and still accruing interest at December 31, 2011 or 2010.

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”s) in accordance with transition guidance under ASC 310-40-65-1.  The Company has determined that, for interim periods beginning after June 30, 2011 which was the date of adoption of this accounting standard update, there was one commercial and industrial loan with a carrying amount of $122,000 and one commercial real estate loan with a carrying amount of $324,000 that were TDRs occurring over the prior twelve months and that reported a payment default for the six month period ended December 31, 2011. There were no TDR’s during this period.

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2011			December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$442	$442	$-	$185	$185	$-
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	968	1,096	-	1,919	1,919	-
Commercial lines of credit	74	74	-	-	-	-
Other commercial and industrial	257	257	-	96	96	-
Municipal	-	-	-	-	-	-
Home equity and junior liens	312	312	-	411	411	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:		-
1-4 family first-lien residential mortgages	856	856	149	1,215	1,215	255
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	735	735	109	2,233	2,322	352
Commercial lines of credit	378	378	178	300	300	300
Other commercial and industrial	122	122	122	346	346	78
Municipal	-	-	-	-	-	-
Home equity and junior liens	136	136	61	252	252	110
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,298	1,298	149	1,400	1,400	255
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,703	1,831	109	4,152	4,241	352
Commercial lines of credit	452	452	178	300	300	300
Other commercial and industrial	379	379	122	442	442	78
Municipal	-	-	-	-	-	-
Home equity and junior liens	448	448	61	663	663	110
Other consumer	-	-	-	-	-	-
	$4,280	$4,408	$619	$6,957	$7,046	$1,095

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2011	2010
Residential mortgage	$1,156	$1,123
Commercial real estate	2,447	3,550
Commercial lines of credit	207	275
Other commercial and industrial	712	298
Home equity and junior liens	554	178
Consumer	-	-
	$5,075	$5,424

The following table presents the interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2011	2010
Residential mortgage	$64	$75
Commercial real estate	86	109
Commercial lines of credit	31	10
Other commercial and industrial	12	17
Home equity and junior liens	9	24
Consumer	-	-
	$202	$235

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at December 31, 2011 and 2010 are summarized as follows:

2011
1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$ 750	$ -	$ 1,204	$ 579	$ 501
Charge-offs	(237)	-	(205)	(65)	(34)
Recoveries	49	-	-	1	-
Provisions	102	-	347	(52)	182
Ending balance	$ 664	$ -	$ 1,346	$ 463	$ 649
Ending balance: related to loans
individually evaluated for impairment	$ 149	$ -	$ 109	$ 178	$ 122
Ending balance: related to loans
collectively evaluated for impairment	$ 515	$ -	$ 1,237	$ 285	$ 527

Loans receivables:
Ending balance	$ 158,384	$ 3,935	$ 73,420	$ 13,791	$ 22,701
Ending balance: individually
evaluated for impairment	$ 1,298	$ -	$ 1,703	$ 452	$ 379
Ending balance: collectively
evaluated for impairment	$ 157,086	$ 3,935	$ 71,717	$ 13,339	$ 22,322

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$ 3	$ 424	$ 89	$ 98	$ 3,648
Charge-offs	-	(43)	(123)	-	(707)
Recoveries	-	10	39	-	99
Provisions	(1)	110	157	95	940
Ending balance	$ 2	$ 501	$ 162	$ 193	$ 3,980
Ending balance: related to loans
individually evaluated for impairment	$ -	$ 61	$ -	$ -	$ 619
Ending balance: related to loans
collectively evaluated for impairment	$ 2	$ 440	$ 162	$ 193	$ 3,361

Loans receivables:
Ending balance	$ 3,619	$ 24,171	$ 4,140	$ -	$ 304,161
Ending balance: individually
evaluated for impairment	$ -	$ 448	$ -	$ -	$ 4,280
Ending balance: collectively
evaluated for impairment	$ 3,619	$ 23,723	$ 4,140	$ -	$ 299,881

	2010
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
	mortgage	construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$763	$-	$1,009	$376	$486
Charge-offs	(48)	-	(162)	(196)	(27)
Recoveries	19	-	55		-
Provisions	16	-	302	399	42
Ending balance	$750	$-	$1,204	$579	$501
Ending balance: related to loans
individually evaluated for impairment	$255	$-	$352	$300	$78
Ending balance: related to loans
collectively evaluated for impairment	$495	$-	$852	$279	$423

Loans receivables:
Ending balance	$143,661	$3,569	$69,042	$14,122	$20,779
Ending balance: individually
evaluated for impairment	$1,400	$-	$4,152	$300	$442
Ending balance: collectively
evaluated for impairment	$142,261	$3,569	$64,890	$13,822	$20,337

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$390	$76	$(24)	$3,078
Charge-offs	-	(76)	(81)	-	(590)
Recoveries	-	5	31	-	110
Provisions	1	105	63	122	1,050
Ending balance	$3	$424	$89	$98	$3,648
Ending balance: related to loans
individually evaluated for impairment	$-	$110	$-	$-	$1,095
Ending balance: related to loans
collectively evaluated for impairment	$3	$314	$89	$98	$2,553

Loans receivables:
Ending balance	$4,826	$25,168	$3,411		$284,578
Ending balance: individually
evaluated for impairment	$-	$663	$-		$6,957
Ending balance: collectively
evaluated for impairment	$4,826	$24,505	$3,411		$277,621

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $31,241,000 and $37,746,000 at December 31, 2011 and 2010, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2011 and 2010, was $8,000 and $35,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2011	2010
Mortgage servicing rights capitalized	$-	$2
Mortgage servicing rights amortized	$27	$28

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2011	2010
Land	$1,544	$1,226
Buildings	10,056	7,181
Furniture, fixtures and equipment	8,703	7,531
Construction in progress	353	2,761
	20,656	18,699
Less: Accumulated depreciation	9,959	9,267
	$10,697	$9,432

The increase in premises and equipment is the result of the construction of the new branch location in Cicero, New York.

NOTE 9: GOODWILL

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company’s goodwill to determine whether or not any impairment of the carrying value may exist. In accordance with FASB ASU 2011-08, the Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  For purposes of this assessment, management considers the Company and its subsidiaries as a whole to be the reporting unit. Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $3.8 million is not impaired as of December 31, 2011.

NOTE 10: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2011	2010
Savings accounts	$ 58,689	$ 55,966
Time accounts	83,786	85,240
Time accounts over $100,000	69,558	57,395
Money management accounts	14,249	12,593
MMDA accounts	70,588	54,799
Demand deposit interest-bearing	28,625	26,449
Demand deposit noninterest-bearing	37,153	30,716
Mortgage escrow funds	3,481	3,344
	$ 366,129	$ 326,502

At December 31, 2011, the scheduled maturities of time deposits are as follows:
(In thousands)
Year of Maturity:
2012	$ 85,341
2013	28,543
2014	27,088
2015	5,870
2016	2,067
Thereafter	4,435
$ 153,344

NOTE 11: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31 is as follows:

(In thousands)	2011	2010
Short-term:
FHLB Advances	$-	$13,000
Long-term:
FHLB advances	$20,000	$23,000
ESOP loan payable	1,074	-
Citigroup Repurchase agreements	5,000	5,000
Total long-term borrowings	$26,074	$28,000

Terms of the ESOP loan payable, which is based on a variable rate, are detailed in Note 15.

The principal balances, interest rates and maturities of the remaining borrowings, all of which are at a fixed rate, at December 31, 2011 are as follows:

Term	Principal	Rates
(Dollars in thousands)

Long-term:
Repurchase agreements (due in 2013)	$5,000	2.95%
Advances with FHLB
due within 1 year	4,000	2.70%-4.91%
due within 2 years	4,000	4.46%-4.53%
due within 3 years	5,000	2.85%-3.07%
due within 4 years	2,000	2.79%
due within 5 years	3,000	2.12%
due within 6 years	2,000	2.56%
Total advances with FHLB	20,000
Total	$25,000

At December 31, 2011, scheduled repayments of long-term debt are as follows (in thousands):

2012	$4,110
2013	9,110
2014	5,110
2015	2,110
2016	3,110
Thereafter	2,524
$26,074

The repurchase agreement with Citigroup is collateralized by certain investment securities having a fair value of $6,136,000 at December 31, 2011.  The collateral is under the Company’s control.  The Company also has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $65,781,000 and FHLB stock with a carrying value of $1,528,000 have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2011.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $15.0 million line of credit available at December 31, 2011 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has an $11.0 million line of credit available with three other correspondent banks. $4.0 million of that line of credit is available on an unsecured basis and the remaining $7.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Federal Reserve Board (“FRB”).  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 1.65% (2.24%) at December 31, 2011) with a five-year call provision.  The Company guarantees all of these securities.

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

NOTE 12:  EMPLOYEE BENEFITS AND DEFERRED COMPENSATION AND SUPPLEMENTAL     RETIREMENT PLANS

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligations at beginning of year	$7,539	$6,095	$364	$332
Service cost	328	261	-	-
Interest cost	414	376	19	20
Actuarial loss	2,085	954	47	37
Benefits paid	(199)	(147)	(29)	(25)
Benefit obligations at end of year	10,167	7,539	401	364
Change in plan assets:
Fair value of plan assets at beginning of year	7,890	6,252	-	-
Actual return on plan assets	(142)	722	-	-
Benefits paid	(199)	(147)	(29)	(25)
Employer contributions	-	1,063	29	25
Fair value of plan assets at end of year	7,549	7,890	-	-
Funded Status - (liability) asset	$(2,618)	$351	$(401)	$(364)

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2011	2010	2011	2010
Unrecognized transition obligation	$ -	$ -	$ 2	$ 20
Net loss	5,940	3,335	86	40
	5,940	3,335	88	61
Tax Effect	2,376	1,334	36	25
	$ 3,564	$ 2,001	$ 53	$ 36

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The accumulated benefit obligation for the defined benefit pension plan was $8,245,000 and $6,185,000 at December 31, 2011 and 2010, respectively.  The postretirement plan had an accumulated benefit obligation of $401,000 and $364,000 at December 31, 2011 and 2010, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted average discount rate	4.40%	5.54%	4.40%	5.54%
Rate of increase in future compensation levels	3.50%	3.50%	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for year-end calculations were assumed to be 8.00% for each year.  The rates were assumed to decrease gradually to 5.00% in 2015 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
(In thousands)
Service cost	$ 328	$ 261	$ -	$ -
Interest cost	414	376	19	20
Expected return on plan assets	(625)	(554)	-	-
Amortization of transition obligation	-	-	18	18
Amortization of net losses	247	200	1	-
Net periodic benefit plan cost	$ 364	$ 283	$ 38	$ 38

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Weighted average discount rate	5.54%	6.25%	5.54%	6.25%
Expected long term rate of return on plan assets	8.00%	8.00%	-	-
Rate of increase in future compensation levels	3.50%	3.50%	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5.0%-9.0% and 2.0%-6.0%, respectively.  The long-term inflation rate was estimated to be 3.0%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 7.0% to 11.0%.  Management has chosen to use an 8% expected long-term rate of return to reflect current economic conditions and expected returns.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2012 is $522,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the post retirement health plan in 2012 is $15,000.  The expected net periodic benefit plan cost for 2012 is estimated at $649,000 for both retirement plans.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$675	$-	$-	$675
Small-cap core (b)	895	-	-	895
Common/collective trusts - equity
Large-cap core (c)	-	798	-	798
Large-cap value (d)	-	393	-	393
Large-cap growth (e)	-	1,087	-	1,087
International core (f)	-	830	-	830
Common/collective trusts - fixed income
Market duration fixed (g)	-	2,871	-	2,871

Total	$1,570	$5,979	$-	$7,549

	At December 31, 2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$711	$-	$-	$711
Small-cap core (b)	949	-	-	949
Common/collective trusts - equity
Large-cap core (c)	-	810	-	810
Large-cap value (d)	-	411	-	411
Large-cap growth (e)	-	1,164	-	1,164
International core (f)	-	1,081	-	1,081
Common/collective trusts - fixed income
Market duration fixed (g)	-	2,764	-	2,764
Total	$1,660	$6,230	$-	$7,890

(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 150 stocks.
(c)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(d)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(e)	This category consists of a portfolio of between 45 and 65 stocks that will typically overweight technology and health care.
(f)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0% - 35% invested in emerging markets securities.
(g)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

Funds that are mutual funds and actively traded qualify as “Level 1” assets because market values are readily available and accessible (“using quoted prices in active markets”).  Funds referred to as “common/collective trusts” are proprietary funds that are not available to the general public.  These funds hold assets that are easy to value and, individually, are readily available and accessible, so that the fund manager can easily produce a value, satisfying the condition that a value is determined from “significant other observable inputs”.

For the fiscal year ending December 31, 2012, the Bank expects to contribute approximately $28,000 to the postretirement plan.  In January 2012, the Bank made a contribution of $2.6 million to the pension plan in response to the unfunded pension liability of $2.6 million recorded at December 31, 2011.  Additional contributions may be made in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
	Benefits	Benefits	Total
Years ending December 31:
(In thousands)
2012	$ 212	$ 28	$ 240
2013	220	30	250
2014	230	33	263
2015	241	33	274
2016	254	33	287
Years 2017 - 2021	1,715	156	1,871

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $176,000 and $160,000 for 2011 and 2010, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2011 and 2010, other liabilities include approximately $1,929,000 and $1,872,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2011 and 2010 amounted to approximately $224,000 and $225,000, respectively.

The Company has a supplemental executive retirement plan for the benefit of the Chief Executive Officer and a retired Chief Executive Officer.  At December 31, 2011 and 2010, other liabilities included approximately $218,000 and $259,000 accrued under this plan. Compensation expense includes approximately $19,000 relating to the supplemental executive retirement plan for the year ended December 31, 2011 and $22,000 for the year ended December 31, 2010.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2011 and 2010, the cash surrender values of these policies were $7,939,000 and $6,915,000, respectively.  The increase in the surrender values was primarily the result of purchases of life insurance policies in the second quarter of 2011.

NOTE 13: OTHER COMPREHENSIVE LOSS

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, the effective portion of cash-flow hedges, and unrecognized gains and losses and transition assets or obligations for defined benefit pension and post retirement plans are reported as a separate component of the shareholders’ equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss and the related tax effect for the years ended December 31, are as follows:

(In thousands)	2011	2010
Unrealized holding (losses) gains on securities available for sale:
Unrealized holding gains arising during the period	$ 2,306	$ 70
Reclassification adjustment for net gains included in net income	(791)	(211)
Net unrealized gains (losses) on securities available for sale	1,515	(141)
Unrealized holding loss on financial derivative:
Unrealized holding loss arising during the period	(151)	(170)
Reclassification adjustment for interest expense included in net income	61	60
Net unrealized loss on financial derivative	(90)	(110)
Defined benefit pension and post retirement plans:
Additional plan losses	(2,899)	(823)
Reclassification adjustment for amortization of benefit plans' net loss
and transition obligation recognized in net periodic expense	267	218
Net change in retirement plans	(2,632)	(605)
Other comprehensive loss before tax	(1,207)	(856)
Tax effect	482	342
Other comprehensive loss	$ (725)	$ (514)

The components of accumulated other comprehensive loss, net of related tax effects, at December 31, are as follows:

(In thousands)	2011	2010
Unrealized gains on securities available for sale
(net of tax expense 2011 - $716; 2010 - $110)	$1,073	$164
Unrealized losses on financial derivative
(net of tax benefit 2011 - $80; 2010 - $44)	(120)	(66)
Net pension losses
(net of tax benefit 2011 - $2,376; 2010 - $1,334)	(3,564)	(2,001)
Net post-retirement losses and transition obligation
(net of tax benefit 2011 - $36; 2010 - $25)	(53)	(36)
	$(2,664)	$(1,939)

NOTE 14:  STOCK BASED COMPENSATION PLANS

The February 1997 Stock Option Plan

In February 1997, the Board of Directors approved an option plan and granted options thereunder with an exercise price equal to the market value of the Company’s shares at the date of grant.  Under the Stock Option Plan, up to 132,249 options had been authorized for grant of incentive stock options and nonqualified stock options.  None of the original options granted prior to July 2001 remain outstanding at December 31, 2011.

In July 2001, the Board approved the issuance of 38,499 stock options remaining in the 1997 Stock Option Plan.  The exercise price was equal to the market value of the Company's shares at the date of grant ($8.34).  The options granted under the issuance had a 10-year term and expired on July 31, 2011.

The April 2010 Stock Option Plan

In June 2011, the Board of Directors of the Company approved the grant of stock option awards to its Directors and Executive Officers under the 2010 Stock Option Plan that was approved at the Annual Meeting of Shareholders on April 28, 2010 when 150,000 shares were authorized for award.  A total of 45,000 stock option awards were granted to the nine directors of the Company and 75,000 stock option awards, in total, were granted to the Chief Executive Officer and the Company’s four Senior Vice Presidents.  The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2021.

The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.2%; volatility factors of the expected market price of the Company's common stock of .45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.49%. Based upon these assumptions, the weighted average fair value of options granted was $3.77.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $47,000 in 2011, and is expected to record $90,000 in each of the years 2012 through 2015, and $43,000 in 2016.

At December 31, 2011, there were 120,000 options outstanding, none of which were vested, all had an exercise price of $9.00 and an average remaining contractual life of 9.5 years.

Activity in the stock option plans is as follows:

		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at January 1, 2010	19	$8.34	19
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	19	$8.34	19
Granted	120	$9.00	-
Exercised	(8)	8.34	(8)
Expired	(11)	8.34	(11)
Outstanding at December 31, 2011	120	$9.00	-

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value changes based on fluctuations in the market value of the Company’s stock.  The intrinsic value of the 8,000 options exercised during 2011 was $11,000.  At December 31, 2011 and December 31, 2010 the market value of the Company’s stock was less than the stock option price, and therefore, the outstanding and exercisable stock options had no aggregate intrinsic value.

NOTE 15:  EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the Pathfinder Bank Employee Stock Ownership Plan (“Plan”) to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A. to fund the Plan’s purchase of 125,000 shares of the Company’s treasury stock.  The loan is to be repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest will accrue at the Wall Street Journal Prime Rate plus 1.00%, and is secured by the unallocated shares of the ESOP stock.  In accordance with the payment of principal and interest on the loan, a proportionate number of shares will be allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock will be at the rate of 20% per year.  The Company recorded $72,000 in compensation expense in 2011, including $7,000 for dividends on unallocated shares.  At December 31, 2011, there were 117,895 unearned ESOP shares with a fair value of $1.1 million.

NOTE 16: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2011	2010
Current	$(149)	$744
Deferred	1,193	263
	$1,044	$1,007

The provision for income taxes includes the following:

(In thousands)	2011	2010
Federal Income Tax	$968	$911
New York State Franchise Tax	76	96
	$1,044	$1,007

The components of the net deferred tax asset, included in other assets as of December 31, are as follows:

(In thousands)	2011	2010
Assets:
Deferred compensation	$832	$825
Allowance for loan losses	1,540	1,411
Postretirement benefits	156	141
Mortgage recording tax credit carryforward	277	242
Impairment losses on investment securities	342	686
Capital loss carryforward	307	-
AMT credit carryforward	59	-
Pension liability	85	-
Other	106	165
	3,704	3,470
Liabilities:
Pension asset	-	(136)
Depreciation	(749)	(359)
Accretion	(45)	(48)
Loan origination fees	(221)	(278)
Intangible assets	(1,409)	(1,220)
Investment securities and financial derivative	(636)	(52)
Prepaid expenses	(114)	(168)
	(3,174)	(2,261)
	530	1,209
Less: deferred tax asset valuation allowance	(458)	(458)
Net deferred tax asset	$72	$751

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period.  A valuation allowance is provided when it is more likely than not that some portion, or all of the deferred tax assets, will not be realized.  In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and the projected future level of taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change. The valuation allowance of $458,000 represents the portion of the deferred tax asset that management believes may not be realizable, as the Company may not generate sufficient capital gains to offset its capital losses.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2011	2010
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	1.5	1.8
Tax-exempt interest income	(4.4)	(3.4)
Increase in value of bank owned life insurance less premiums paid	(1.9)	(2.3)
Gain on proceeds from bank owned life insurance	-	(1.5)
Other	1.8	0.1
Effective income tax rate	31.0%	28.7%

At December 31, 2011 and 2010, the Company did not have any uncertain tax positions.  The Company’s policy is to recognize interest and penalties, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by the Federal and New York State taxing authorities are the years ended December 31, 2008 through 2011.

NOTE 17: COMMITMENTS AND CONTINGENCIES

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2011	2010
Commitments to grant loans	$9,010	$9,591
Unfunded commitments under lines of credit	17,174	18,950
Standby letters of credit	1,595	1,524

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2011 with fixed interest rates amounted to approximately $4.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2011 with variable interest rates amounted to approximately $23.3 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $73,000 for 2011 and $67,000 for 2010.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2012	$ 65
2013	30
Total minimum lease payments	$ 95

The total amount of minimum rents to be received in the future under non-cancelable subleases is $16,000.

NOTE 18: DIVIDENDS AND RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company, subject to regulatory approval, each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The FRB has indicated that (i) the Holding Company shall provide the FRB annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the FRB shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2011 and 2010, the Company paid or accrued dividends totaling $190,000 to the Holding Company in each of these two years. The Holding Company did not waive the right to receive its portion of the cash dividends declared during 2011 or 2010.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 19, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $5,619,000 as of December 31, 2011.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Company is prohibited from accepting or directing the Bank to declare or pay a dividend or other capital distributions without prior written approval of the Federal Reserve Board.

Since the Company has chosen to participate in the Treasury’s SBLF program, it is permitted to pay dividends on its common stock provided certain Tier 1 capital minimums are exceeded and SBLF dividends have been declared and paid to Treasury as of the most recent dividend period.

NOTE 19: REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2011, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table.
					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$ 43,670	14.9%	$ 23,386	8.0%	$ 29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 39,917	13.7%	$ 11,693	4.0%	$ 17,540	6.0%
Tier 1 Capital (to Average Assets)	$ 39,917	9.4%	$ 17,041	4.0%	$ 21,301	5.0%
As of December 31, 2010
Total Core Capital (to Risk-Weighted Assets)	$ 35,837	13.5%	$ 21,197	8.0%	$ 26,496	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 32,440	12.2%	$ 10,598	4.0%	$ 15,898	6.0%
Tier 1 Capital (to Average Assets)	$ 32,440	8.1%	$ 16,001	4.0%	$ 20,002	5.0%

On September 11, 2009, the Company entered into the Purchase Agreement with the United States Department of the Treasury pursuant to which the Company has issued and sold to Treasury: (i) 6,771 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share, at an exercise price per share of $6.58.  The Company contributed to the Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

The $6,771,000 of proceeds was allocated to the Series A Preferred Stock and the Warrant based on their relative fair values at issuance ($6,065,000 was allocated to the Series A Preferred Stock and $706,000 to the Warrant).

On September 1, 2011, the Company redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock Series A.  The Company paid $6,786,000 to the Treasury Department to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.

In connection with this redemption, on September 1, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury (“Treasury”) pursuant to which the Company sold to the Treasury, 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.  This transaction was entered into as part of the Treasury’s Small Business Lending Fund Program (“SBLF”).

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Company’s wholly owned subsidiary, the Bank.  The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.   The Company’s dividend rate as of the date of this report is 3.56%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

The Company’s ability to pay common stock dividends is conditional on payment of the Series B Preferred Stock Dividends described above.  In addition, the SBLF program requires the Company to file quarterly reports on QSBL lending reported on by its Auditor annually.  The Company must also outreach and advertise the availability of QSBL to organizations and individuals who represent minorities, woman and veterans.  The Company must annually certify that no business loans are made to principals of businesses who have been convicted of a sex crime against a minor.  Finally, the SBLF program requires the Company to file quarterly, annual and other reports provided to shareholders concurrently with the Treasury.

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2011, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2011 and 2010, these reserve balances amounted to $2,582,000 and $2,804,000, respectively.

NOTE 20: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 21 for further discussion of the fair value of the interest rate derivative.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)		2011	2010
Cash flow hedge:
	Other liabilities	$ 200	$ 110

The change in accumulated other comprehensive loss, on a pretax basis, and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2011	2010
Balance as of January 1:	$ (110)	$ -
Amount of losses recognized in other comprehensive income	(151)	(170)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	61	60
Balance as of December 31:	$ (200)	$ (110)

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in other comprehensive income.  Some or the entire amount included in accumulated other comprehensive loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash, of $200,000, under collateral arrangements to satisfy collateral requirements associated with the interest rate swap contract.

NOTE 21: FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of loan balances less their valuation allowances.

Foreclosed real estate:  The fair values for foreclosed real estate are determined based upon evaluations by third parties less costs to sell.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$ -	$ 5,073	$ -	$ 5,073
State and political subdivisions	-	20,304	-	20,304
Corporate	-	20,434	-	20,434
Residential mortgage-backed – US agency	-	51,056	-	51,056
Residential mortgage-backed - private label	-	519	-	519
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,024	-	-	1,024
Other mutual funds	-	243	-	243
Common stock - financial services industry	25	419	-	444
Total investment securities	$ 2,347	$ 98,048	$ -	$ 100,395

Interest rate swap derivative	$ -	$ (200)	$ -	$ (200)

	2010
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$ -	$ 20,023	$ -	$ 20,023
State and political subdivisions	-	18,979	-	18,979
Corporate	-	5,600	-	5,600
Residential mortgage-backed – US agency	-	36,409	-	36,409
Residential mortgage-backed - private label	-	837	-	837
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,558	-	-	1,558
Large cap equity fund	1,222	-	-	1,222
Other mutual funds	-	244	-	244
Common stock - financial services industry	36	419	-	455
Total investment securities	$ 2,816	$ 82,511	$ -	$ 85,327

Interest rate swap derivative	$ -	$ (110)	$ -	$ (110)

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

2011
Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$ -	$ -	$ 1,608	$ 1,608
Foreclosed real estate	-	-	$ 165	$ 165

2010
Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$ -	$ -	$ 3,251	$ 3,251

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

Interest earning time deposits – The carrying amounts of these assets approximate their fair value.

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

Deposits – The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings and certain types of money management accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposits to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at December 31, 2011 and 2010.

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	$10,218	$10,218	$13,763	$13,763
Interest earning time deposits	2,000	2,000	-	-
Investment securities	100,395	100,395	85,327	85,327
Federal Home Loan Bank stock	1,528	1,528	2,134	2,134
Net loans	300,770	310,218	281,648	290,049
Accrued interest receivable	1,685	1,685	1,709	1,709
Mortgage servicing rights	8	8	35	35
Financial liabilities:
Deposits	$366,129	$369,154	$326,502	$328,963
Borrowings	26,074	27,322	41,000	41,984
Junior subordinated debentures	5,155	5,155	5,155	5,155
Accrued interest payable	145	145	148	148
Interest rate swap derivative	200	200	110	110
Off-balance sheet instruments:
Standby letters of credit	$-	$-	$-	$-
Commitments to extend credit	$-	$-	$-	$-

NOTE 22: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2011	2010
(In thousands)
Assets
Cash	$1,729	$1,199
Investments	23	24
Investment in bank subsidiary	41,213	34,408
Investment in non-bank subsidiary	155	155
Other assets	328	166
Total assets	$43,448	$35,952
Liabilities and Shareholders' Equity
Accrued liabilities	$452	$205
Junior subordinated debentures	5,155	5,155
Shareholders' equity	37,841	30,592
Total liabilities and shareholders' equity	$43,448	$35,952

Statements of Income	2011	2010
(In thousands)
Income
Dividends from bank subsidiary	$ -	$ 700
Dividends from non-bank subsidiary	4	4
Total income	4	704
Expenses
Interest	163	164
Operating	200	171
Total expenses	363	335
(Loss)/income before taxes and equity in undistributed net income of subsidiaries	(359)	369
Tax benefit	108	98
(Loss)/income before equity in undistributed net income of subsidiaries	(251)	467
Equity in undistributed net income of subsidiaries	2,574	2,038
Net income	$ 2,323	$ 2,505

Statements of Cash Flows	2011	2010
(In thousands)
Operating Activities
Net Income	$ 2,323	$ 2,505
Equity in undistributed net income of subsidiaries	(2,574)	(2,038)
Stock based compensation and ESOP expense	112	-
Net change in other assets and liabilities	29	127
Net cash (used in) provided by operating activities	(110)	594
Investing Activities
Capital contributed to wholly-owned bank subsidiary	(4,900)	-
Net cash used in investing activities	(4,900)	-
Financing activities
Proceeds from sale of preferred stock -SBLF	13,000	-
Proceeds from exercise of stock options	66	-
Redemption of preferred stock - CPP	(6,771)	-
Cash dividends paid to preferred shareholders	(457)	(339)
Cash dividends paid to common shareholders	(298)	(298)
Net cash provided by (used in) financing activities	5,540	(637)
Increase (decrease) in cash and cash equivalents	530	(43)
Cash and cash equivalents at beginning of year	1,199	1,242
Cash and cash equivalents at end of year	$ 1,729	$ 1,199

NOTE 23:  RELATED PARTY TRANSACTIONS

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

The following represents the activity associated with loans to related parties during the year ended December 31, 2011:

(In thousands)
Balance at the beginning of the year	$ 5,810
Originations	1,453
Principal payments	(1,274)
Decrease due to Director attrition	(2,236)
Balance at the end of the year	$ 3,753

At December 31, 2011 and December 31, 2010, the Bank had a loan receivable from the Holding Company of $1.1 million and $1.2 million, respectively.   Interest paid by the Holding Company for the years ended 2011 and 2010 was $59,000 and $64,000, respectively.

Deposits of related parties at December 31, 2011 and December 31, 2010 were $2.4 million and $3.2 million, respectively.

In October 2002, the Company entered into a land lease with one of its directors on an arms-length basis. In January 2006, the Company entered into a lease with the Holding Company for the use of a training facility.  This lease was executed on an arms-length basis.  During 2010, the Company entered into an arm’s length lease with the Holding Company for space that is then sub-leased by the Company to a charitable organization at below-market rents.  Rent expense paid to the related parties during 2011 and 2010 was $23,000 and $46,000, respectively, with the decrease due to the departure of the above referenced director during 2011.

NOTE 24: SUBSEQUENT EVENTS

On February 1, 2012 the Company repurchased from the Treasury a warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock at an exercise price per share of $6.58.  The repurchase price for the Warrant was an agreed upon price of $537,633.  The Warrant was issued to Treasury on September 11, 2009 in connection with the Company’s participation in the Treasury’s Capital Purchase Program (“CPP”) as part of the Troubled Asset Relief Program. The Company previously redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) it sold to Treasury on September 11, 2009, in connection with the CPP.  The Company paid $6,786,000 to the Treasury to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2011.

Name	Age	Positions Held With the Company
Thomas W. Schneider	50	President and Chief Executive Officer
James A. Dowd, CPA	44	Senior Vice President, Chief Financial Officer
Edward A. Mervine	55	Senior Vice President, General Counsel
Melissa A. Miller	54	Senior Vice President, Chief Operating Officer
Ronald Tascarella	53	Senior Vice President, Chief Credit Officer

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2011 and 2010, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

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

14	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of Company
23	Consent of Bonadio & Co., LLP
23.1	Consent of ParenteBeard LLC

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2 Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1                                Section 1350 Certification of the Chief Executive and Chief Financial Officer

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic
                                      Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Pathfinder Bancorp, Inc.
Date:	March 28, 2012	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and		James A. Dowd, Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Janette Resnick	By:	/s/ Richard M. Jablonka
	Janette Resnick, Director		Richard M. Jablonka, Vice President and
	Chairman of the Board		Controller
(Principal Accounting Officer)
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Bruce E. Manwaring	By:	/s/ William A. Barclay
	Bruce E. Manwaring, Director		William A. Barclay, Director
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ L. William Nelson	By:	/s/ Chris R. Burritt
	L. William Nelson, Director		Chris R. Burritt, Director
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Corte J. Spencer	By:	/s/ George P. Joyce
	Corte J. Spencer, Director		George P. Joyce, Director
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/ Lloyd Stemple	By:	/s/ David A. Ayoub
	Lloyd Stemple, Director		David Ayoub, Director
Date:	March 28, 2012	Date:	March 28, 2012

By:	/s/John P. Funiciello
John Funiciello, Director
Date:	March 28, 2012

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	100%	New York
Pathfinder Statutory Trust II	100%	Delaware
Pathfinder Commercial Bank (1)	100%	New York
Pathfinder REIT, Inc. (1)	100%	New York
Whispering Oaks Development Corp. (1)	100%	New York

(1) Wholly owned subsidiary of Pathfinder Bank.

EXHIBIT 23: CONSENT OF BONADIO & CO., LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-178590) and Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report, dated March 28, 2012, relating to the consolidated financial statements, which appear in this Annual Report on Form 10-K.

Bonadio & Co., LLP Syracuse, New York March 28, 2012	/s/ BONADIO & CO., LLP

EXHIBIT 23.1: CONSENT OF PARENTEBEARD LLC

Pathfinder Bancorp, Inc.
Oswego, New York

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-178590 and No. 333-53027) of Pathfinder Bancorp, Inc. and subsidiaries of our report dated March 24, 2011, relating to the consolidated financial statements as of December 31, 2010 and for the year then ended, which appears in this form Form 10-K.

                                                                                                                                                                                                                                                                       /s/PARENTEBEARD LLC

Harrisburg, Pennsylvania
March 28, 2012

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

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
March 28, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

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
March 28, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officers

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2011 and that to the best of his knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and
2. the information contained in the report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.
The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.
March 28, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
March 28, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 99.1  Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

IFR Section 30.15 – Certification for Partial Fiscal Year 2011

Pathfinder Bancorp, Inc. UST #1304

I, Thomas W. Schneider, certify, based on my knowledge, that:

(i) The compensation committee of Pathfinder Bancorp, Inc. has discussed, reviewed, and evaluated with senior risk officers at least every six months between January 1, 2011 and September 1, 2011, the date Pathfinder Bancorp, Inc. repurchased preferred stock from the United States Treasury (“the TARP period”), senior executive officer (SEO) compensation plans and employee compensation plans and the risks these plans pose to Pathfinder Bancorp, Inc.;

(ii) The compensation committee of Pathfinder Bancorp, Inc. has identified and limited during any part of 2011 fiscal year that was a TARP period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Pathfinder Bancorp, Inc and has identified any features of the employee compensation plans that pose risks to Pathfinder Bancorp, Inc. and has limited those features to ensure that Pathfinder Bancorp, Inc. is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed, at least every six months during any part of the 2011 fiscal year that was a TARP period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of Pathfinder Bancorp, Inc. to enhance the compensation of an employee, and has limited any such features;

(iv) The compensation committee of Pathfinder Bancorp, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of Pathfinder Bancorp, Inc. will provide a narrative description of how it limited during any part of the 2011 fiscal year that was a TARP period the features in:

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

(vi) Pathfinder Bancorp, Inc. has required that bonus payments to SEOs or any of the next twenty most highly compensated employees, as defined in the regulations and guidance established under section 111 of EESA (bonus) payments, be subject to a recovery or ‘‘clawback’’ provision during the 2011 fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) Pathfinder Bancorp, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to a SEO or any of the next five most highly compensated employees during any part of the 2011 fiscal year that was a TARP period;

(viii) Pathfinder Bancorp, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during any part of the 2011 fiscal year that was a TARP period;

(ix) Pathfinder Bancorp, Inc. and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during any part of the 2011 fiscal year that was a TARP period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) Pathfinder Bancorp, Inc. included in April 2011 a non-binding shareholder resolution in compliance with any applicable federal securities rules and regulations on the disclosures provided under the federal securities laws related to SEO compensation paid or accrued during any part of the 2011 fiscal year that was a TARP period.  The Shareholders voted in favor of the SEO compensation.

(xi) Pathfinder Bancorp, Inc. will disclose the amount, nature, and justification for the offering during any part of the 2011 fiscal year that was a TARP period, of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (vii);

(xii) Pathfinder Bancorp, Inc. will disclose whether Pathfinder Bancorp, Inc., the board of directors of Pathfinder Bancorp, Inc., or the compensation committee of Pathfinder Bancorp, Inc. has engaged during any part of the 2011 fiscal year that was a TARP period a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) Pathfinder Bancorp, Inc. has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during any part of the 2011 fiscal year that was a TARP period;

(xiv) Pathfinder Bancorp, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Pathfinder Bancorp, Inc. and Treasury, including any amendments;

(xv) Pathfinder Bancorp, Inc. has submitted to Treasury a complete and accurate list of SEOs and the twenty next most highly compensated employees for the current fiscal year, with the non-SEO’s ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:  October 31, 2011                                                        /s/ Thomas W. Schneider
Thomas W. Schneider,
President and Chief Executive Officer

EXHIBIT 99.2  Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

IFR Section 30.15 – Certification for Partial Fiscal Year 2011

Pathfinder Bancorp, Inc. UST #1304

I, James A. Dowd, certify, based on my knowledge, that:

(i) The compensation committee of Pathfinder Bancorp, Inc. has discussed, reviewed, and evaluated with senior risk officers at least every six months between January 1, 2011 and September 1, 2011, the date Pathfinder Bancorp, Inc. repurchased preferred stock from the United States Treasury (“the TARP period”), senior executive officer (SEO) compensation plans and employee compensation plans and the risks these plans pose to Pathfinder Bancorp, Inc.;

(ii) The compensation committee of Pathfinder Bancorp, Inc. has identified and limited during any part of 2011 fiscal year that was a TARP period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Pathfinder Bancorp, Inc and has identified any features of the employee compensation plans that pose risks to Pathfinder Bancorp, Inc. and has limited those features to ensure that Pathfinder Bancorp, Inc. is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed, at least every six months during any part of the 2011 fiscal year that was a TARP period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of Pathfinder Bancorp, Inc. to enhance the compensation of an employee, and has limited any such features;

(iv) The compensation committee of Pathfinder Bancorp, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of Pathfinder Bancorp, Inc. will provide a narrative description of how it limited during any part of the 2011 fiscal year that was a TARP period the features in:

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

(vi) Pathfinder Bancorp, Inc. has required that bonus payments to SEOs or any of the next twenty most highly compensated employees, as defined in the regulations and guidance established under section 111 of EESA (bonus) payments, be subject to a recovery or ‘‘clawback’’ provision during the 2011 fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) Pathfinder Bancorp, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to a SEO or any of the next five most highly compensated employees during any part of the 2011 fiscal year that was a TARP period;

(viii) Pathfinder Bancorp, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during any part of the 2011 fiscal year that was a TARP period;

(ix) Pathfinder Bancorp, Inc. and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during any part of the 2011 fiscal year that was a TARP period; and any expenses that, pursuant to this policy, required approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) Pathfinder Bancorp, Inc. included in April 2011 a non-binding shareholder resolution in compliance with any applicable federal securities rules and regulations on the disclosures provided under the federal securities laws related to SEO compensation paid or accrued during any part of the 2011 fiscal year that was a TARP period.  The Shareholders voted in favor of the SEO compensation.

(xi) Pathfinder Bancorp, Inc. will disclose the amount, nature, and justification for the offering during any part of the 2011 fiscal year that was a TARP period, of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (vii);

(xii) Pathfinder Bancorp, Inc. will disclose whether Pathfinder Bancorp, Inc., the board of directors of Pathfinder Bancorp, Inc., or the compensation committee of Pathfinder Bancorp, Inc. has engaged during any part of the 2011 fiscal year that was a TARP period a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) Pathfinder Bancorp, Inc. has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during any part of the 2011 fiscal year that was a TARP period;

(xiv) Pathfinder Bancorp, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Pathfinder Bancorp, Inc. and Treasury, including any amendments;

(xv) Pathfinder Bancorp, Inc. has submitted to Treasury a complete and accurate list of SEOs and the twenty next most highly compensated employees for the current fiscal year, with the non-SEO’s ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both. (See, for example, 18 U.S.C. 1001.)

Date:  November 1, 2011                                                      /s/ James A. Dowd
James A. Dowd,
Senior Vice President and Chief Financial Officer