Form 10-K/A
period 2011-12-31
PATHFINDER BANCORP INC
filed 2012-03-29
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☒ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of March 16, 2012, there were 2,617,682 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

EXPLANATORY NOTE:

THIS AMENDED 10-K/A IS BEING FILED AS XBRL FILE VALIDATION ERRORS WERE INADVERTENTLY MISSED WHEN TEST FILED. ERRORS HAVE BEEN CORRECTED TO THE XBRL FILES.