Form 10-Q
period 2012-03-31
PATHFINDER BANCORP INC
filed 2012-05-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2012

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

As of May 10, 2012, there were 2,979,969 shares issued and 2,617,682 shares outstanding of the Registrant’s Common Stock.

PATHFINDER BANCORP, INC.

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	March 31,	December 31,
(In thousands, except share data)	2012	2011
ASSETS:
Cash and due from banks	$8,456	$7,093
Interest earning deposits	662	3,125
Total cash and cash equivalents	9,118	10,218
Interest earning time deposits	2,000	2,000
Investment securities, at fair value	127,512	100,395
Federal Home Loan Bank stock, at cost	1,399	1,528
Loans	304,004	304,750
Less: Allowance for loan losses	4,112	3,980
Loans receivable, net	299,892	300,770
Premises and equipment, net	10,541	10,697
Accrued interest receivable	1,969	1,685
Foreclosed real estate	556	536
Goodwill	3,840	3,840
Bank owned life insurance	8,032	7,939
Other assets	3,271	3,372
Total assets	$468,130	$442,980

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$354,716	$328,976
Noninterest-bearing	40,549	37,153
Total deposits	395,265	366,129
Long-term borrowings	25,046	26,074
Junior subordinated debentures	5,155	5,155
Accrued interest payable	149	145
Other liabilities	4,722	7,636
Total liabilities	430,337	405,139
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,617,682 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,048	8,730
Retained earnings	25,103	24,618
Accumulated other comprehensive loss	(2,547)	(2,664)
Unearned ESOP	(1,007)	(1,039)
Treasury stock, at cost; 362,287	(4,834)	(4,834)
Total shareholders' equity	37,793	37,841
Total liabilities and shareholders' equity	$468,130	$442,980

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2012	March 31, 2011
Interest and dividend income:
Loans, including fees	$4,011	$3,875
Debt securities:
Taxable	458	594
Tax-exempt	163	74
Dividends	33	42
Interest earning time deposits	7	-
Federal funds sold and interest earning deposits	1	1
Total interest income	4,673	4,586
Interest expense:
Interest on deposits	761	813
Interest on short-term borrowings	3	11
Interest on long-term borrowings	252	279
Total interest expense	1,016	1,103
Net interest income	3,657	3,483
Provision for loan losses	225	263
Net interest income after provision for loan losses	3,432	3,220
Noninterest income:
Service charges on deposit accounts	273	295
Earnings on bank owned life insurance	93	62
Loan servicing fees	41	42
Net gains on sales and redemptions of investment securities	112	27
Net (losses) gains on sales of loans and foreclosed real estate	(24)	26
Debit card interchange fees	97	84
Other charges, commissions & fees	136	136
Total noninterest income	728	672
Noninterest expense:
Salaries and employee benefits	1,974	1,709
Building occupancy	383	363
Data processing	341	353
Professional and other services	153	126
Advertising	60	139
FDIC assessments	77	162
Audits and exams	56	60
Other expenses	411	371
Total noninterest expenses	3,455	3,283
Income before income taxes	705	609
Provision for income taxes	176	183
Net income	529	426
Preferred stock dividends and discount accretion	138	117
Net income available to common shareholders	$391	$309
Earnings per common share - basic	$0.16	$0.12
Earnings per common share - diluted	$0.16	$0.12
Dividends per common share	$0.03	$0.03
The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands)	March 31, 2012	March 31, 2011

Change in accumulated unrealized plan loss for pension and other postretirement obligations	$134	$67

Unrealized holding (loss) gain on financial derivative:
Change in unrealized holding (loss) gain on financial derivative	(8)	10
Reclassification adjustment for interest expense included in net income	14	15
Net unrealized gains on financial derivative	6	25

Unrealized holding gain on available-for-sale securities:
Unrealized holding gains arising during the period	167	482
Reclassification adjustment for net gains included in income	(112)	(27)
Net unrealized gains on securities available-for-sale	55	455

Other comprehensive income, before tax	195	547
Tax effect	(78)	(219)
Other comprehensive income, net of tax	117	328

Net Income	529	426
Comprehensive Income	$646	$754

Tax Effect Allocated to Each Component of Comprehensive Income

Unrealized gain on pension and other postretirement obligations	$(53)	$(27)
Unrealized gain on financial derivative instruments used in cash flow hedging relationships	(2)	(10)
Unrealized gain on available-for-sale securities arising during the period	(23)	(182)
Income tax expense related to other comprehensive income	$(78)	$(219)
	As of	As of
	March 31, 2012	December 31, 2011
Accumulated Other Comprehensive Loss By Component:
Unrealized loss and transition obligation for pension and other postretirement obligations	$(5,895)	$(6,029)
Tax effect	2,359	2,412
Net unrealized loss for pension and other postretirement obligations	(3,536)	(3,617)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(194)	(200)
Tax effect	78	80
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(116)	(120)
Unrealized gain on available-for-sale securities	1,844	1,789
Tax effect	(739)	(716)
Net unrealized gain on available-for-sale securities	1,105	1,073
Accumulated other comprehensive loss	$(2,547)	$(2,664)
The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2012 and March 31, 2011
(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total
Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841
Comprehensive income:
Net income				529				529
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $23 tax expense)					32			32
Unrealized holding gains on financial
derivative (net of $2 tax expense)					4			4
Retirement plan net losses
recognized in plan expenses
(net of $53 tax expenses)					81			81
Total comprehensive income								646
Purchase of CPP Warrants from Treasury			(706)	169				(537)
Preferred stock dividends - SBLF				(138)				(138)
ESOP shares earned (3,602 shares)			1			32		33
Stock based compensation			23					23
Common stock dividends declared ($0.03 per share)				(75)				(75)
Balance, March 31, 2012	$13,000	$30	$8,048	$25,103	$(2,547)	$(1,007)	$(4,834)	$37,793

Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592
Comprehensive income:
Net income				426				426
Other comprehensive income, net of tax:
Unrealized holding gains on securities
available for sale (net of $182 tax expense)					273			273
Unrealized holding gains on financial
derivative (net of $10 tax expense)					15			15
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $27 tax expense)					40			40
Total comprehensive income								754
Preferred stock discount accretion - CPP	32			(32)				-
Preferred stock dividends - CPP				(85)				(85)
Common stock dividends declared ($0.03 per share)				(74)				(74)
Balance, March 31, 2011	$6,257	$30	$8,615	$24,398	$(1,611)	$-	$(6,502)	$31,187

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the three
	months ended
(In thousands)	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES
Net income	$529	$426
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	225	263
Proceeds from sales of loans	41	-
Originations of loans held-for-sale	(40)	-
Realized losses (gains) on sales and redemptions of:
Real estate acquired through foreclosure	25	(26)
Loans	(1)	-
Available-for-sale investment securities	(112)	(27)
Depreciation	199	161
Amortization of mortgage servicing rights	4	7
Amortization of deferred loan costs	51	51
Earnings on bank owned life insurance	(93)	(62)
Net amortization of premiums and discounts on investment securities	285	105
Stock based compensation and ESOP expense	56	-
Increase in accrued interest receivable	(284)	(42)
Pension plan contribution	(2,600)	-
Net change in other assets and liabilities	(129)	(759)
Net cash (used in) provided by operating activities	(1,844)	97
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(37,225)	(12,110)
Net proceeds from redemptions of Federal Home Loan Bank stock	129	356
Proceeds from maturities and principal reductions of
investment securities available-for-sale	4,937	7,548
Proceeds from sales and redemptions of:
Available-for-sale investment securities	5,052	996
Real estate acquired through foreclosure	46	239
Net decrease (increase) in loans	494	(1,940)
Purchase of premises and equipment	(43)	(935)
Net cash used in investing activities	(26,610)	(5,846)
FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	18,341	11,483
Net increase in time deposits and brokered deposits	10,795	2,774
Net repayments of short-term borrowings	-	(9,000)
Payments on long-term borrowings	(1,028)	(1,000)
Purchase of CPP warrants from the US Treasury	(537)	-
Cash dividends paid to preferred shareholder – SBLF and CPP	(142)	(85)
Cash dividends paid to common shareholders	(75)	(74)
Net cash provided by financing activities	27,354	4,098
Decrease in cash and cash equivalents	(1,100)	(1,651)
Cash and cash equivalents at beginning of period	10,218	13,763
Cash and cash equivalents at end of period	$9,118	$12,112
CASH PAID DURING THE PERIOD FOR:
Interest	$1,012	$1,086
Income taxes	-	1,006
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	108	456

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included.  Certain amounts in the 2011 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2011 and 2010 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)  New Accounting Pronouncements

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

(3)  Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income less the total of preferred dividends declared, which includes SBLF dividends during 2012, and the amortization of the preferred stock discount value under the CPP program during 2011.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options and the warrants issued to the U.S. Treasury using the treasury stock method.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be allocated to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended
	March 31,
(In thousands, except per share data)	2012	2011
Basic Earnings Per Common Share
Net income available to common shareholders	$391	$309
Weighted average common shares outstanding	2,500	2,485
Basic earnings per common share	$0.16	$0.12

Diluted Earnings Per Common Share
Net income available to common shareholders	$391	$309
Weighted average common shares outstanding	2,500	2,485
Effect of assumed exercise of stock options	3	1
Effect of assumed exercise of stock warrants	16	39
Diluted weighted average common shares outstanding	2,519	2,525
Diluted earnings per common share	$0.16	$0.12

(4) Investment Securities - Available-for-Sale

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$10,340	$36	$(69)	$10,307
State and political subdivisions	21,951	761	(85)	22,627
Corporate	24,717	134	(534)	24,317
Residential mortgage-backed - US agency	65,393	1,416	(117)	66,692
Residential mortgage-backed - private label	450	13	-	463
Total	122,851	2,360	(805)	124,406
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	202	-	1,107
Other mutual funds	183	73	-	256
Common stock - financial services industry	443	2	-	445
Total	2,817	289	-	3,106
Total investment securities	$125,668	$2,649	$(805)	$127,512

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$5,025	$48	$-	$5,073
State and political subdivisions	19,508	797	(1)	20,304
Corporate	21,086	38	(690)	20,434
Residential mortgage-backed - US agency	49,665	1,395	(4)	51,056
Residential mortgage-backed - private label	505	14	-	519
Total	95,789	2,292	(695)	97,386
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	119	-	1,024
Other mutual funds	183	60	-	243
Common stock - financial services industry	443	2	(1)	444
Total	2,817	193	(1)	3,009
Total investment securities	$98,606	$2,485	$(696)	$100,395

The amortized cost and estimated fair value of debt investments at March 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$5,623	$5,656
Due after one year through five years	23,033	23,164
Due after five years through ten years	8,325	8,633
Due after ten years	20,027	19,798
Mortgage-backed securities	65,843	67,155
Totals	$122,851	$124,406

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2012
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
US Treasury, agencies and GSE's	$(69)	$6,248	$-	$-	$(69)	$6,248
State and political subdivisions	(85)	2,714	-	-	(85)	2,714
Corporate	(45)	6,834	(489)	1,479	(534)	8,313
Residential mortgage-backed - US agency	(117)	13,950	-	-	(117)	13,950
	$(316)	$29,746	$(489)	$1,479	$(805)	$31,225

	December 31, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
(In thousands)
State and political subdivisions	$(1)	$412	$-	$-	$(1)	$412
Corporate	(131)	13,489	(559)	1,410	(690)	14,899
Residential mortgage-backed - US agency	(4)	1,896	-	-	(4)	1,896
Common stock-financial services industry	-	-	(1)	3	(1)	3
	$(136)	$15,797	$(560)	$1,413	$(696)	$17,210

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”).  We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date.  Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis.  The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment.  Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI.  The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

At March 31, 2012, eight U.S. government agency and government sponsored enterprise (“GSE”) bonds are in unrealized loss positions. Four of these holdings are callable agency bullet bonds issued by the Federal Home Loan Bank and the Federal National Mortgage Association.  The remaining four are callable bonds issued by the Federal Farm Credit Bank. All eight positions are AA+ rated by S & P.  Five of these bonds have been in an unrealized loss position for two months with unrealized losses of 2.06% or less of their current carrying values. The remaining three bonds have been in an unrealized loss position for only one month with an unrealized loss of 0.64% or less of their current carrying value. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No OTTI is deemed present on these securities.

At March 31, 2012, six state and political subdivision securities are in an unrealized loss position.  All six securities are A rated or better by Moody’s or S & P.  Each security has been in an unrealized loss position for only one month. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No other than temporary impairment is deemed present on this security.

At March 31, 2012, eleven corporate securities were in unrealized loss positions.  Nine of the eleven securities are currently A rated or better by Moody’s or S&P.  All nine holdings have an unrealized loss that is 2.22% of their associated book value or less. Two of the nine holdings have been in an unrealized loss position for five months and the remaining seven have been in loss positions for four months or less.  The Company does not intend to sell and it is not likely that the Company will be required to sell those securities until recovery or final maturity. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.  No other than temporary impairment is deemed present on these securities.

The remaining two corporate securities represent trust-preferred issuances from large money center financial institutions.  The J.P. Morgan Chase floating rate trust-preferred security has a carrying value of $986,000 and a fair value of $769,000. The Bank of America floating rate trust-preferred security has a carrying value of $982,000 and a fair value of $710,000.  The securities are rated A2 and Ba1 by Moody’s, respectively.  The securities are both floating rate notes that adjust quarterly to LIBOR. These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 15 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Fourteen US government agency and GSE residential mortgage-backed security holdings have an unrealized loss as of March 31, 2012. The securities were issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.  One holding has been in an unrealized loss position for 6 months, at 0.10% of its associated book value.  The remaining 13 have been in an unrealized loss position for 3 months or less. The unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific security.    No OTTI is deemed present on these securities.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. The Company holds one equity security that had a fair value less than the carrying value at March 31, 2012.   A small common stock investment in The Phoenix Companies has an unrealized loss of less than $1,000.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the periods ended March 31:

(In thousands) 2012		2011
Beginning balance – January 1	$-	$875
Reductions for securities sold	-	-
Ending balance - March 31	$-	$875

The above credit losses were related to one security that was sold at a small gain during the quarter ended September 30, 2011.

Gross realized gains (losses) on sales of securities for the three months ended March 31, are detailed below:

(In thousands)	2012	2011
Realized gains	$112	$30
Realized losses	-	(3)
	$112	$27

As of March 31, 2012 and December 31, 2011, securities with a fair value of $72.5 million and $61.2 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

(5)  Pension and Postretirement Benefits

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

The composition of net periodic pension plan and postretirement plan costs for the three months ended March 31 is as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2012	2011	2012	2011

Service cost	$111	$82	$-	$-
Interest cost	111	103	4	5
Expected return on plan assets	(198)	(156)	-	-
Amortization of transition obligation	-	-	-	5
Amortization of net losses	130	62	4	-
Net periodic benefit plan cost	$154	$91	$8	$10

The Company has made a contribution in the amount of $2.6 million to the defined benefit pension plan during the first three months of 2012.  The Company will evaluate any need for further contributions to the defined benefit pension plan during the fourth quarter of 2012.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,339	$158,384
Construction	2,919	3,935
	163,258	162,319

Commercial loans:
Real estate	73,003	73,420
Lines of credit	13,978	13,791
Other commercial and industrial	21,393	22,701
Municipal	4,203	3,619
	112,577	113,531

Consumer loans:
Home equity and junior liens	23,673	24,171
Other consumer	3,933	4,140
	27,606	28,311

Total loans	303,441	304,161
Net deferred loan costs	563	589
Less allowance for loan losses	(4,112)	(3,980)
Loans receivable, net	$299,892	$300,770

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego and parts of Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of March 31, 2012 and December 31, 2011, residential mortgage loans with a carrying value of $67.2 million and $65.8 million, respectively have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2011 Annual Report filed on form 10-K on March 29, 2012, and have not changed.

To develop and document a systematic methodology for determining the allowance for loan and lease losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  Each portfolio segment is broken down into class segments where appropriate.  Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan and lease losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment.  The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Municipal

Consumer Loans	Home equity and junior liens
Other consumer

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	March 31, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$154,642	$1,311	$4,386	$-	$160,339
Construction	2,919	-	-	-	2,919
	157,561	1,311	4,386	-	163,258
Commercial loans:
Real estate	69,478	207	3,318	-	73,003
Lines of credit	12,671	123	1,184	-	13,978
Other commercial and industrial	20,055	76	1,262	-	21,393
Municipal	4,203	-	-	-	4,203
	106,407	406	5,764	-	112,577
Consumer loans:
Home equity and junior liens	21,726	167	1,728	52	23,673
Other consumer	3,799	16	85	33	3,933
	25,525	183	1,813	85	27,606
Total loans	$289,493	$1,900	$11,963	$85	$303,441

	December 31, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$153,049	$1,050	$4,285	$-	$158,384
Construction	3,935	-	-	-	3,935
	156,984	1,050	4,285	-	162,319
Commercial loans:
Real estate	69,737	212	3,471	-	73,420
Lines of credit	12,579	49	1,163	-	13,791
Other commercial and industrial	21,978	89	591	43	22,701
Municipal	3,619	-	-	-	3,619
	107,913	350	5,225	43	113,531
Consumer loans:
Home equity and junior liens	22,500	162	1,456	53	24,171
Other consumer	3,922	61	123	34	4,140
	26,422	223	1,579	87	28,311
Total loans	$291,319	$1,623	$11,089	$130	$304,161

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2012 and December 31, 2011, are detailed in the following tables:

	March 31, 2012
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,774	$1,312	$1,063	$4,149	$156,190	$160,339
Construction	-	-	-	-	2,919	2,919
	1,774	1,312	1,063	4,149	159,109	163,258
Commercial loans:
Real estate	1,593	1,381	1,412	4,386	68,617	73,003
Lines of credit	477	111	744	1,332	12,646	13,978
Other commercial and industrial	238	301	721	1,260	20,133	21,393
Municipal	-	-	-	-	4,203	4,203
	2,308	1,793	2,877	6,978	105,599	112,577
Consumer loans:
Home equity and junior liens	521	231	718	1,470	22,203	23,673
Other consumer	18	24	154	196	3,737	3,933
	539	255	872	1,666	25,940	27,606
Total loans	$4,621	$3,360	$4,812	$12,793	$290,648	$303,441

	December 31, 2011
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,870	$934	$1,428	$5,232	$153,152	$158,384
Construction	-	-	-	-	3,935	3,935
	2,870	934	1,428	5,232	157,087	162,319
Commercial loans:
Real estate	2,015	4	1,623	3,642	69,778	73,420
Lines of credit	337	75	467	879	12,912	13,791
Other commercial and industrial	356	392	504	1,252	21,449	22,701
Municipal	-	-	-	-	3,619	3,619
	2,708	471	2,594	5,773	107,758	113,531
Consumer loans:
Home equity and junior liens	357	182	550	1,089	23,082	24,171
Other consumer	55	2	156	213	3,927	4,140
	412	184	706	1,302	27,009	28,311
Total loans	$5,990	$1,589	$4,728	$12,307	$291,854	$304,161

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,063	$1,428
Construction	-	-
	1,063	1,428
Commercial loans:
Real estate	1,412	1,623
Lines of credit	744	467
Other commercial and industrial	721	504
Municipal	-	-
	2,877	2,594
Consumer loans:
Home equity and junior liens	718	550
Other consumer	154	156
	872	706
Total nonaccrual loans	$4,812	$4,728

There were no loans past due ninety days or more and still accruing interest at March 31, 2012 or December 31, 2011.

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”s) in accordance with transition guidance under ASC 310-40-65-1.  The Company has determined that, for interim periods beginning after June 30, 2011 which was the date of adoption of this accounting standard update, there were no new TDRs including in the three month period ended March 31, 2012.  Additionally, there were no payment defaults within the three month period ended March 31, 2012 for any TDRs modified during the preceding twelve months.

Impaired Loans

The following tables summarize impaired loans information by portfolio class at March 31, 2012 and December 31, 2011:

		March 31, 2012		December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$249	$249	$-	$442	$442	$-
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,359	1,488	-	968	1,096	-
Commercial lines of credit	74	74	-	74	74	-
Other commercial and industrial	466	466	-	257	257	-
Municipal	-	-	-	-	-	-
Home equity and junior liens	311	311	-	312	312	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:		-			-
1-4 family first-lien residential mortgages	957	957	161	856	856	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,132	1,132	228	735	735	109
Commercial lines of credit	378	378	228	378	378	178
Other commercial and industrial	328	328	277	122	122	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	136	136	61	136	136	61
Other consumer	-	-	-	-	-	-
Total:
1-4 family first-lien residential mortgages	1,206	1,206	161	1,298	1,298	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	2,491	2,620	228	1,703	1,831	109
Commercial lines of credit	452	452	228	452	452	178
Other commercial and industrial	794	794	277	379	379	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	447	447	61	448	448	61
Other consumer	-	-	-	-	-	-
	$5,390	$5,519	$955	$4,280	$4,408	$619

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended March 31,
(In thousands)	2012	2011
1-4 family first-lien residential mortgages	$1,252	$1,143
Commercial real estate	2,097	4,043
Commercial lines of credit	452	300
Other commercial and industrial	586	496
Home equity and junior liens	452	567
Other consumer	-	-
	$4,839	$6,549

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended March 31,
(In thousands)	2012	2011
1-4 family first-lien residential mortgages	$15	$12
Commercial real estate	23	33
Commercial lines of credit	5	2
Other commercial and industrial	6	8
Home equity and junior liens	4	11
Other consumer	-	-
	$53	$66

(7)   Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at March 31, 2012 and 2011 are summarized as follows:

	For the three months ended March 31, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(20)	-	(54)	-	(43)
Recoveries	28	-	14	-	-
Provisions	47	-	159	52	113
Ending balance	$719	$-	$1,465	$515	$719
Ending balance: related to loans
individually evaluated for impairment	161	-	228	228	277
Ending balance: related to loans
collectively evaluated for impairment	$558	$-	$1,237	$287	$442
Loans receivables:
Ending balance	$160,339	$2,919	$73,003	$13,978	$21,393
Ending balance: individually
evaluated for impairment	1,206	-	2,491	452	794
Ending balance: collectively
evaluated for impairment	$159,133	$2,919	$70,512	$13,526	$20,599
		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-		(41)	-	(158)
Recoveries	-	2	21	-	65
Provisions	-	(8)	(8)	(130)	225
Ending balance	$2	$495	$134	$63	$4,112
Ending balance: related to loans
individually evaluated for impairment	-	61	-	-	955
Ending balance: related to loans
collectively evaluated for impairment	$2	$434	$134	$63	$3,157
Loans receivables:
Ending balance	$4,203	$23,673	$3,933	$-	$303,441
Ending balance: individually
evaluated for impairment	-	447	-	-	5,390
Ending balance: collectively
evaluated for impairment	$4,203	$23,226	$3,933	$-	$298,051

	For the three months ended March 31, 2011
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for credit losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(30)	-	(71)	(15)	-
Recoveries	-	-	-	-	-
Provisions	34	-	233	18	122
Ending balance	$754	$-	$1,366	$582	$623
Ending balance: related to loans
individually evaluated for impairment	248	-	527	300	230
Ending balance: related to loans
collectively evaluated for impairment	$506	$-	$839	$282	$393

Loans receivables:
Ending balance	$148,111	$2,705	$68,378	$14,294	$19,871
Ending balance: individually
evaluated for impairment	1,318	-	3,965	300	607
Ending balance: collectively
evaluated for impairment	$146,793	$2,705	$64,413	$13,994	$19,264

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(9)	(28)	-	(153)
Recoveries	-	2	7	-	9
Provisions	(1)	6	16	(165)	263
Ending balance	$2	$423	$84	$(67)	$3,767
Ending balance: related to loans
individually evaluated for impairment	-	102	-	-	1,407
Ending balance: related to loans
collectively evaluated for impairment	$2	$321	$84	$(67)	$2,360

Loans receivables:
Ending balance	$3,898	$25,392	$3,242	$-	$285,891
Ending balance: individually
evaluated for impairment	$-	$633	$-	$-	$6,823
Ending balance: collectively
evaluated for impairment	$3,898	$24,759	$3,242	$-	$279,068

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.6 million of standby letters of credit as of March 31, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

In determining fair value, the Company utilizes valuation techniques that maximizes the use of observable inputs, minimizes the use of unobservable inputs to the extent possible, and considers counterparty credit risk in its assessment of fair value.

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available for sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Foreclosed real estate:  Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”).  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals of underlying collateral or discounted cash flow analysis.   Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals.  These measurements are classified as Level 3 within the fair value hierarchy.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$10,307	$-	$10,307
State and political subdivisions	-	22,627	-	22,627
Corporate	-	24,317	-	24,317
Residential mortgage-backed - US agency	-	66,692	-	66,692
Residential mortgage-backed - private label	-	463	-	463
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,107	-	-	1,107
Other mutual funds	-	256	-	256
Common stock - financial services industry	25	420	-	445
Total investment securities	$2,430	$125,082	$-	$127,512

Interest rate swap derivative	$-	$(194)	$-	$(194)

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$5,073	$-	$5,073
State and political subdivisions	-	20,304	-	20,304
Corporate	-	20,434	-	20,434
Residential mortgage-backed - US agency	-	51,056	-	51,056
Residential mortgage-backed - private label	-	519	-	519
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,024	-	-	1,024
Other mutual funds	-	243	-	243
Common stock - financial services industry	25	419	-	444
Total investment securities	$2,347	$98,048	$-	$100,395

Interest rate swap derivative	$-	$(200)	$-	$(200)

The following tables summarize assets measured at fair value on a nonrecurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At March 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,976	$1,976
Foreclosed real estate	$-	$-	$204	$204

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,608	$1,608
Foreclosed real estate	$-	$-	$165	$165

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At March 31, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	4% - 35% (27%)
		Costs to Sell	0% - 17% (14%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	0% - 15% (13%)
		Costs to Sell	0% - 7% (6%)

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

Investment securities – The fair values of securities available for sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Federal Home Loan Bank stock – The carrying amount of these assets approximates their fair value.

Loans – For variable-rate loans that re-price frequently, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and commercial and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Loan value estimates include judgments based on expected prepayment rates.  The measurement of the fair value of loans is classified within Level 3 of the fair value hierarchy.

Accrued interest receivable and payable – The carrying amount of these assets approximates their fair value.

Interest rate swap derivative – The fair value of the interest rate swap derivative is obtained from a third party pricing agent and is calculated based on a discounted cash flow model. All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes for various swap maturity terms, and therefore is classified within Level 2 of the fair value hierarchy.

Deposits – The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook savings and certain types of money management accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) and are classified within Level 1 of the fair value hierarchy.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates of deposits to a schedule of aggregated expected monthly maturities on time deposits.  Measurements of the fair value of time deposits are classified within Level 2 of the fair value hierarchy.

Borrowings – Fixed/variable term “bullet” structures are valued using a replacement cost of funds approach.  These borrowings are discounted to the FHLBNY advance curve.  Option structured borrowings’ fair values are determined by the FHLB for borrowings that include a call or conversion option.  If market pricing is not available from this source, current market indications from the FHLBNY are obtained and the borrowings are discounted to the FHLBNY advance curve less an appropriate spread to adjust for the option. These measurements are classified as Level 2 within the fair value hierarchy.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at March 31, 2012 and December 31, 2011.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$9,118	$9,118	$10,218	$10,218
Interest earning time deposits	1	2,000	2,000	2,000	2,000
Investment securities	1/2	127,512	127,512	100,395	100,395
Federal Home Loan Bank stock	2	1,399	1,399	1,528	1,528
Net loans	3	299,892	311,970	300,770	310,218
Accrued interest receivable	1	1,969	1,969	1,685	1,685

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$231,869	$231,869	$214,318	$214,318
Time Deposits	2	163,396	166,184	151,811	154,836
Borrowings	2	25,046	26,118	26,074	27,322
Junior subordinated debentures	2	5,155	5,155	5,155	5,155
Accrued interest payable	1	149	149	145	145
Interest rate swap derivative	2	194	194	200	200
Off-balance sheet instruments:
Standby letters of credit		$-	$-	$-	$-
Commitments to extend credit		$-	$-	$-	$-

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

(In thousands)		March 31, 2012	December 31, 2011
Cash flow hedge:
	Other liabilities	$194	$200

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the three months ended March 31, were as follows:

(In thousands)	2012	2011
Balance as of January 1:	$(200)	$(110)
Amount of (gains) losses recognized in other comprehensive income	(8)	10
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	14	15
Balance as of March 31:	$(194)	$(85)

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

(11)  Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date that these consolidated financial statements were issued.  On March 29, 2012, the Company announced that its Board of Directors declared a quarterly dividend of $.03 per common share.  The dividend is payable on May 1, 2012 to shareholders of record on April 13, 2012.

On May 14, 2012, the company informed its employees of its decision to freeze participation and benefit accruals under our non-contributory, tax qualified defined benefit pension plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze will be effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 shall be used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  As a result, the Company expects to save approximately $300,000 in pension expenses in the final two quarters of the 2012 fiscal year.

Starting July 1, 2012, we expect to increase benefits under our defined contribution 401(k) savings plan, in the form of an enhanced employer match of employee contributions.  This improved match would be combined with a qualified automatic contribution arrangement (or QACA) in order to encourage participation and to permit the plan to qualify for a "safe harbor" from annual discrimination testing.
 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At March 31, 2012, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the common stock.

The following discussion reviews the Company's financial condition at March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements included in the 2011 Annual Report on Form 10-K ("the consolidated financial statements").  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all loans identified as being impaired with a balance in excess of $100,000 which are on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company’s impaired loans are collateral-dependent.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

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

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, rate of future compensation increases and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 in the Company’s 2011 Annual Report on Form 10-K to the consolidated financial statements.

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

Recent Events

On February 1, 2012, the Company repurchased from the Treasury a warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock at an exercise price per share of $6.58.  The repurchase price for the Warrant was an agreed upon price of $537,633.  The Warrant was issued to the Treasury on September 11, 2009 in connection with the Company’s participation in the Treasury’s Capital Purchase Program (“CPP”) as part of the Troubled Asset Relief Program. The Company previously redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) it sold to the Treasury on September 11, 2009, in connection with the CPP.  The Company paid $6,786,000 to the Treasury to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.

As reported by the Company on its Form 10-K filed on March 29, 2012, the purchase of the 51% controlling interest in the Fitzgibbons Agency, pending the completion of the final stages of due diligence, was expected to close in the early part of the second quarter of 2012.  The Company and the Fitzgibbons Agency are addressing the final elements of the transaction and are working to expedite a closing at the earliest possible time.

Overview and Results of Operations

Net income was $529,000 and basic and diluted earnings per share were $0.16 for the three-month period ended March 31, 2012, compared to net income of $426,000 and basic and diluted earnings per share of $0.12 for the same period in 2011.  This increase in basic and diluted earnings per share was due principally to a $174,000 improvement in net interest income between comparable first quarter periods.

The Company’s return on average assets and return on average equity for the first quarter of 2012 were 0.47% and 5.52%, respectively, as compared to 0.41% and 5.48% for the same prior year period.

Average assets for the three month period ended March 31, 2012 were $454.3 million and 10.0% greater than the comparable prior year period.  This increase, in support of the Company’s strategic plan, was driven by the Company’s organic growth as well as the growth resulting from the Company’s expansion into the greater Syracuse market area through its new branch location in Cicero, New York in the first quarter of 2011.

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

Net interest income, on a tax-equivalent basis, increased to $3.7 million for the three months ended March 31, 2012, from $3.5 million for the three months ended March 31, 2011.  The Company's net interest margin for the first quarter of 2012 decreased to 3.57% compared to 3.71% in the same quarter in 2011.  The decrease in net interest margin is attributable to a decrease of 34 basis points in the average yield from earning assets, which was greater than the decrease of 19 basis points in the average cost of interest bearing liabilities.  The decrease in yield on earning assets was principally due to the Company’s investment in shorter term, and lower yielding, investment securities in support of the loan growth initiatives as part of the Company’s participation in the US Treasury’s Small Business Lending Fund (“SBLF”).  Additionally, the yield on real estate residential loans declined 18 basis points to 5.09% in the first quarter of 2012 as new mortgage loans were added at current market rates below the yield in the existing portfolio.  Average interest-earning assets increased 10.4% to $420.6 million for the three months ended March 31, 2012, as compared to $380.9 million for the three months ended March 31, 2011.  The increase in average earning assets is primarily attributable to an $18.2 million increase in average loans in direct support of the Company’s asset growth initiatives and a $23.1 million increase in average investment securities.  Reductions in the Company’s cost of funds was primarily in time deposits as maturing higher rate certificates of deposit were renewed at lower rates reflecting the prolonged low interest rate environment, not withstanding an increase in the average balance of time deposits.  Average interest-bearing liabilities increased $27.2 million to $372.7 million for the three months ended March 31, 2012 from $345.6 million for the three months ended March 31, 2011. The increase in the average balance of interest-bearing liabilities resulted primarily from a $12.9 million increase in money market accounts due principally to the successful launch of the new Cicero Branch location, and an $18.6 million increase in time deposits and brokered deposits due to the Company’s strategy to utilize short-term time deposits to support  its loan growth initiatives and the organic growth throughout the remaining branches.

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

	For the Three Months Ended March 31,
	2012			2011
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$162,741	$2,071	5.09%	$148,968	$1,964	5.27%
Real estate loans commercial	72,990	1,039	5.69%	68,538	1,054	6.15%
Commercial loans	39,578	511	5.16%	39,012	447	4.58%
Consumer loans	27,968	398	5.69%	28,580	424	5.93%
Taxable investment securities	93,747	492	2.10%	81,648	636	3.12%
Tax-exempt investment securities	20,324	246	4.84%	9,314	112	4.81%
Interest-earning time deposit	2,000	7	1.40%	-	-	-
Interest-earning deposits	1,294	1	0.31%	4,862	1	0.08%
Total interest-earning assets	420,642	4,765	4.53%	380,922	4,638	4.87%
Noninterest-earning assets:
Other assets	35,512			35,439
Allowance for loan losses	(4,042)			(3,651)
Net unrealized gains
on available for sale securities	2,161			311
Total assets	$454,273			$413,021
Interest-bearing liabilities:
NOW accounts	$31,275	19	0.24%	$31,211	20	0.26%
Money management accounts	14,374	14	0.39%	12,526	10	0.32%
MMDA accounts	77,186	114	0.59%	64,245	100	0.62%
Savings and club accounts	62,267	15	0.10%	60,577	21	0.14%
Time deposits	154,928	599	1.55%	136,375	662	1.94%
Junior subordinated debentures	5,155	42	3.26%	5,155	40	3.10%
Borrowings	27,557	213	3.09%	35,470	250	2.82%
Total interest-bearing liabilities	372,742	1,016	1.09%	345,559	1,103	1.28%
Noninterest-bearing liabilities:
Demand deposits	38,955			31,662
Other liabilities	4,258			4,730
Total liabilities	415,955			381,951
Shareholders' equity	38,318			31,070
Total liabilities & shareholders' equity	$454,273			$413,021
Net interest income		$3,749			$3,535
Net interest rate spread			3.44%			3.59%
Net interest margin			3.57%			3.71%
Ratio of average interest-earning assets
to average interest-bearing liabilities			112.85%			110.23%

Interest Income

Total interest income, on a tax-equivalent basis, for the quarter ended March 31, 2012, increased $127,000, or 2.7%, to $4.8 million when compared to the quarter ended March 31, 2011.

Average loan balances increased $18.2 million to $303.3 million with the average yield decreasing 16 basis points to 5.30% between comparable first quarter periods.  Higher rate amortizing and maturing loans were replaced with a greater volume of new loans at lower current market rates.  This combination caused interest income from loans to increase $130,000 between the three-month period ended March 31, 2012 and the same prior year period driven by the increase in average loan balances.  This increase in average loan balances was principally due to a $13.8 million increase in residential real estate loans and a $4.5 million increase in commercial real estate loans.  Average balances of commercial loans and consumer loans between comparable first quarter periods were, collectively, unchanged.

Average balances of investment securities increased $23.1 million to $114.1 million for the first quarter of 2012 as compared to the same quarter in 2011.  The average investment securities yield (comprising both taxable investment securities and tax-exempt investment securities) decreased to 2.59%, a 70 basis points decline between comparable first quarter periods as the sales, calls, and maturities of the higher yielding investment securities required reinvestment at the current lower market rate of debt securities. The Bank’s deposit growth and increase in funds in the third quarter of 2011 due to the Company’s election to exit from participation in the Treasury’s CPP program and participate in the Treasury’s SBLF, caused additional funds to be available for investment securities.  These funds were invested in shorter term, and lower yielding, instruments to permit available liquidity to fund the anticipated loan growth.  This combination caused interest income from the investment securities portfolio to decrease modestly by $10,000 in the first quarter of 2012 when compared to the first quarter of 2011, primarily driven by the decrease in average yield.

Interest Expense

Total interest expense decreased $87,000 for the three months ended March 31, 2012, compared to the same quarter in 2011, as the cost of funds decreased 19 basis points to 1.09% in 2012 from 1.28% in 2011.

Interest expense on deposits decreased $52,000 between the first quarter of 2011 and the first quarter of 2012 which was driven by a 39 basis point decrease in rates paid on time deposits as higher yielding certificates of deposits matured and were renewed at currently lower rates.

Interest expense on borrowings decreased $37,000 between the first quarter 2011 and the first quarter of 2012 due principally to average balances decreasing $7.9 million between the comparable first quarter periods, as balance sheet funding needs were provided by deposit growth and the net increase in the above mentioned SBLF funds.

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

	Three Months Ended March 31,
	2012 vs. 2011
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$470	$(363)	$107
Real estate loans commercial	286	(301)	(15)
Commercial loans	6	58	64
Consumer loans	(9)	(17)	(26)
Taxable investment securities	474	(618)	(144)
Tax-exempt investment securities	133	1	134
Interest-earning time deposits	7	-	7
Interest-earning deposits	(4)	4	-
Total interest income	1,363	(1,236)	127
Interest Expense:
NOW accounts	-	(1)	(1)
Money management accounts	2	2	4
MMDA accounts	42	(28)	14
Savings and club accounts	4	(10)	(6)
Time deposits	404	(467)	(63)
Junior subordinated debentures	-	2	2
Borrowings	(160)	123	(37)
Total interest expense	292	(379)	(87)
Net change in net interest income	$1,071	$(857)	$214

Provision for Loan Losses

The Company recorded $225,000 in provision for loan losses for the three-month period ended March 31, 2012, as compared to $263,000 for the three-month period ended March 31, 2011, a $38,000 decrease.  Net charge-offs for the first quarter of 2012 were $93,000 as compared to net charge-offs of $144,000 for the first quarter of 2011, a decrease of $51,000.

 Asset quality metrics were mixed as measured by non-performing loan balances, net charge-offs, and total past due loans.  At March 31, 2012, the ratio of nonperforming loans to period end loans was 1.58%, slightly higher than the ratio of 1.55% at December 31, 2011, but significantly lower than the ratio of 2.08% at March 31, 2011.  The Company reported an improvement in net loan charge-offs to average loans which were 0.12% in the first quarter of 2012, as compared to 0.20% in the first quarter of 2011.  Total past due loans as a percentage of total loans receivable increased modestly from 4.1% at December 31, 2011 to 4.2% at March 31, 2012, and was driven by increased delinquencies in residential mortgages and home equity and junior liens.  Delinquencies within our commercial loan and consumer loan segments declined between the comparative three month periods. The allowance for loan loss reserves as a percent of period end loans at March 31, 2012, December 31, 2011, and March 31, 2011 was 1.35%, 1.31%, and 1.31%, respectively.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

Three Months Ended March 31,
(in thousands)	2012	2011	Change
Service charges on deposit accounts	$273	$295	$(22)	-7.5%
Earnings on bank owned life insurance	93	62	31	50.0%
Loan servicing fees	41	42	(1)	-2.4%
Debit card interchange fees	97	84	13	15.5%
Other charges, commissions and fees	136	136	-	0.0%
Noninterest income before gains (losses)	640	619	21	3.4%
Net gains on sales and redemptions of investment securities	112	27	85	314.8%
Net (losses) gains on sales of loans and foreclosed real estate	(24)	26	(50)	-192.3%
Total noninterest income	$728	$672	$56	8.3%

Noninterest income, exclusive of net gains and losses from the sale of securities, loans and foreclosed real estate (which items may be subject to larger period to period deviations), increased to $640,000 for the quarter ended March 31, 2012, compared to $619,000 for the same period in the prior year.  This increase is primarily due to a $31,000 increase in earnings on bank owned life insurance and an increase of $13,000 in visa debit card fees as a result of increased activity.  Partially offsetting this increase was a reduction of $22,000 in service charges on deposit accounts principally driven by a reduction in extended overdraft fees due to declining usage between comparable first quarter periods.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

Three Months Ended March 31,
(in thousands)	2012	2011	Change
Salaries and employee benefits	$1,974	$1,709	$265	15.5%
Building occupancy	383	363	20	5.5%
Data processing	341	353	(12)	-3.4%
Professional and other services	153	126	27	21.4%
Advertising	60	139	(79)	-56.8%
FDIC assessments	77	162	(85)	-52.5%
Audits and exams	56	60	(4)	-6.7%
Other expenses	411	371	40	10.8%
Total noninterest expense	$3,455	$3,283	$172	5.2%

Noninterest expense for the first quarter of 2012 was $3.5 million as compared to $3.3 million for the first quarter of 2011, a $172,000 increase.  Personnel expenses totaled $2.0 million for the first quarter of 2012, representing an increase of $265,000 over the first quarter of 2011.  The increase was related to an increase of $94,000 from annual wage increases and the addition of one management level staff in support of the Company’s sales and loan origination initiatives, $63,000 in additional pension plan expenses, and $60,000 in stock-based and ESOP compensation expense as these plans were introduced in the second quarter and third quarter, respectively, of 2011.  Offsetting these increases was a decrease in the FDIC assessments of $85,000 and a decrease of $79,000 in advertising costs during the comparable periods.  The decrease in advertising costs reflects higher costs during the first quarter of 2011 which were incurred to introduce the new Cicero branch location.

Income Tax Expense

Income taxes decreased modestly by $7,000 for the quarter ended March 31, 2012 as compared to the same period in 2011 primarily due to a decrease in the effective tax rate to 25.0% as compared to 30.0% for the same prior year period.  The reduction in the effective tax rate was principally due to a greater proportion of tax-exempt items to the total pretax income in the first quarter of 2012 as compared to the first quarter of 2011.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Earnings per Share

Basic and diluted earnings per share were $0.16 in the first quarter of 2012 as compared to $0.12 in 2011.  This increase in basic and diluted earnings per share was due to net income available to common shareholders of $391,000 in the first quarter of 2012, an increase of $82,000 over the same prior year period.

Changes in Financial Condition

Assets

Total assets increased approximately $25.2 million, or 5.7%, to $468.1 million at March 31, 2012, from $443.0 million at December 31, 2011.  The increase in total assets was primarily the result of an increase of $27.1 million in the investment securities portfolio, offset by nominal decreases in cash and equivalents and net loans.  Funds received by the Company following its participation in Treasury’s SBLF program were invested in shorter term taxable and tax-exempt securities to allow subsequent funding of targeted loan growth in support of the Company’s strategic plan.  Gross loans declined modestly from $304.8 million at December 31, 2011 to $304.0 million at March 31, 2012, but the existing strong pipeline is positioning the Company to meet its long term loan growth targets.

Liabilities

Total liabilities increased $25.2 million, or 6.2%, to $430.3 million at March 31, 2012, from $405.1 million at December 31, 2011.  Deposits increased $29.1 million or 8.0% due to an increase in lower cost CDARS deposits, the opening of the Cicero branch, and growth throughout the remaining branches.  Over 88% of deposits are interest-bearing.  This increase was offset partially by reductions in long-term borrowings of $1.0 million and a reduction in other liabilities of $2.9 million stemming from the Company’s election to make a $2.6 million pension contribution in the first quarter of 2012 to reduce the $2.6 million pension liability at December 31, 2011.

Capital

Shareholders' equity of $37.8 million was essentially unchanged at March 31, 2012, as compared to December 31, 2011.  The Company added $529,000 to retained earnings through net income which was offset by the purchase of warrants from the US Treasury, causing a reduction in shareholders’ equity in the amount of $537,000, detailed elsewhere on this Form 10-Q under ‘Recent Events’.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2012, Pathfinder exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are presented in the following table.

					Minimum to Be
			Minimum		“Well-Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total Core Capital (to Risk-Weighted Assets)	$44,413	14.7%	$24,170	8.0%	$30,213	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$40,501	13.4%	$12,085	4.0%	$18,128	6.0%
Tier 1 Capital (to Assets)	$40,501	8.7%	$18,714	4.0%	$23,392	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

As of March 31, 2012, the Federal Financial Institutions Examination Council changed the computation for the Tier 1 Capital ratio as it applies to the Bank’s designation as a savings association.  The denominator will change from using the average assets over the prior three months to the assets on the balance sheet as of the end of the reporting quarter.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans:
Commercial real estate and commercial	$2,877	$2,594	$4,719
Consumer	872	706	225
Residential real estate	1,063	1,428	1,026
Total nonaccrual loans	4,812	4,728	5,970
Total non-performing loans	4,812	4,728	5,970
Foreclosed real estate	556	536	617
Total non-performing assets	$5,368	$5,264	$6,587
Non-performing loans to total loans	1.58%	1.55%	2.08%
Non-performing assets to total assets	1.15%	1.19%	1.60%

Total non-performing loans increased slightly by $84,000 to $4.8 million at March 31, 2012, when compared to December 31, 2011.  Total non-performing loans decreased approximately $1.2 million at March 31, 2012, when compared to March 31, 2011, due principally to the pay down of $1.1 million on one non-performing commercial loan relationship in the second quarter of 2011.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $4.1 million, adequately addresses the current level of risk within the loan portfolio.  The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate balances were $556,000 at March 31, 2012, an increase of $20,000 over the level at December 31, 2011.  During the first three months of 2012, two properties were added to foreclosed real estate balances, one property was sold at a $25,000 loss, and a valuation allowance of $17,000 was taken on another property.  Real estate values and the real estate market remain weak in the Company’s market area.  As of March 31, 2012, there were twelve properties in the Company’s foreclosed real estate portfolio.

The majority of the outstanding balances classified as non-performing loans at March 31, 2012 are comprised of commercial real estate, commercial, and residential real estate loans.

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

The measurement of impaired loans is generally based upon the fair value of the collateral with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At March 31, 2012 and December 31, 2011, the Company had $5.4 million and $4.3 million in loans, which were deemed to be impaired, having specific reserves of $955,000 and $619,000, respectively.

Management has identified potential problem loans totaling $8.6 million as of March 31, 2012, compared to $8.0 million in potential problem loans as of December 31, 2011.  This increase in problem loans reflects increases in classifications of 1-4 family residential mortgages and home equity and junior liens.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.  The ratio of allowance to loan and lease losses to period-end loans at March 31, 2012 as compared to December 31, 2011 was 1.35% and 1.31%, respectively, representing an increase of 4 basis points.

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

In the normal course of business, Pathfinder Bank has sold residential mortgage loans and participation interests in commercial loans. As is typical in the industry, Pathfinder Bank makes certain representations and warranties to the buyer. Pathfinder Bank maintains a quality control program for closed loans and considers the risks and uncertainties associated with potential repurchase requirements to be minimal.  There are no known or alleged defects in the securitization process or in the mortgage documentation.  Any future risk of exposure would be immaterial.

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

The Company has a number of existing credit facilities available to it.  Total credit available to the Company under the existing lines of credit is approximately $97.0 million.  At March 31, 2012, the Company has $24.0 million outstanding on its existing lines of credit with $73.0 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2012, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

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

 PATHFINDER BANCORP, INC.

May 14, 2012                                                                           /s/ Thomas W. Schneider
   Thomas W. Schneider
                                   President and Chief Executive Officer

May 14, 2012                                                                            /s/ James A. Dowd
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
May 14, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
May 14, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2012 and that to the best of his knowledge:

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
May 14, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
May 14, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer