Form 10-Q
period 2012-06-30
PATHFINDER BANCORP INC
filed 2012-08-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 2,979,969 shares issued and 2,617,682 shares outstanding of the Registrant’s Common Stock.

Tabel of Contents

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	27
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION		39

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		40

EXHIBITS		41

Tabel of Contents

PART I FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2012	2011
ASSETS:
Cash and due from banks	$8,029	$7,093
Interest earning deposits	2,110	3,125
Total cash and cash equivalents	10,139	10,218
Interest earning time deposits	2,000	2,000
Investment securities, at fair value	123,728	100,395
Federal Home Loan Bank stock, at cost	1,460	1,528
Loans	312,578	304,750
Less: Allowance for loan losses	4,213	3,980
Loans receivable, net	308,365	300,770
Premises and equipment, net	10,342	10,697
Accrued interest receivable	1,791	1,685
Foreclosed real estate	419	536
Goodwill	3,840	3,840
Bank owned life insurance	8,091	7,939
Other assets	4,731	3,372
Total assets	$474,906	$442,980

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$359,107	$328,976
Noninterest-bearing	40,556	37,153
Total deposits	399,663	366,129
Long-term borrowings	25,019	26,074
Junior subordinated debentures	5,155	5,155
Accrued interest payable	124	145
Other liabilities	5,139	7,636
Total liabilities	435,100	405,139
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,617,682 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,071	8,730
Retained earnings	25,632	24,618
Accumulated other comprehensive loss	(1,102)	(2,664)
Unearned ESOP	(991)	(1,039)
Treasury stock, at cost; 362,287 shares	(4,834)	(4,834)
Total shareholders' equity	39,806	37,841
Total liabilities and shareholders' equity	$474,906	$442,980

The accompanying notes are an integral part of the consolidated financial statements.

Tabel of Contents
Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income:
Loans, including fees	$3,977	$3,981	$7,988	$7,856
Debt securities:
Taxable	488	604	946	1,197
Tax-exempt	182	75	345	149
Dividends	26	26	59	68
Interest earning time deposits	6	-	12	-
Federal funds sold and interest earning deposits	1	1	2	2
Total interest income	4,680	4,687	9,352	9,272
Interest expense:
Interest on deposits	736	821	1,497	1,633
Interest on short-term borrowings	6	7	8	18
Interest on long-term borrowings	255	278	507	558
Total interest expense	997	1,106	2,012	2,209
Net interest income	3,683	3,581	7,340	7,063
Provision for loan losses	150	262	375	525
Net interest income after provision for loan losses	3,533	3,319	6,965	6,538
Noninterest income:
Service charges on deposit accounts	280	276	553	571
Earnings and gain on bank owned life insurance	96	55	188	117
Loan servicing fees	66	50	108	92
Losses on impairment of investment securities	-	-	-	-
Net gains on sales and redemptions of investment securities	49	295	161	323
Net gains on sales of loans and foreclosed real estate	49	14	25	40
Debit card interchange fees	106	96	203	180
Other charges, commissions & fees	137	137	273	273
Total noninterest income	783	923	1,511	1,596
Noninterest expense:
Salaries and employee benefits	1,869	1,764	3,844	3,473
Building occupancy	346	359	729	722
Data processing	341	352	682	705
Professional and other services	146	159	298	285
Advertising	99	136	160	275
FDIC assessments	78	162	155	324
Audits and exams	56	59	111	119
Other expenses	419	412	830	783
Total noninterest expenses	3,354	3,403	6,809	6,686
Income before income taxes	962	839	1,667	1,448
Provision for income taxes	241	252	418	435
Net income	721	587	1,249	1,013
Preferred stock dividends and discount accretion	116	118	254	235
Net income available to common shareholders	$605	$469	$995	$778

Earnings per common share - basic	$0.24	$0.19	$0.40	$0.31
Earnings per common share - diluted	$0.24	$0.19	$0.40	$0.31
Dividends per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Tabel of Contents

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2012	2011	2012	2011

Retirement Plans:
Retirement plan net losses and transition obligation recognized in plan expenses	$106	$66	$240	$133

Gain on pension plan curtailment	1,919	-	1,919	-

Unrealized holding gain on financial derivative:
Change in unrealized holding (loss) on financial derivative	(27)	(64)	(35)	(54)
Reclassification adjustment for interest expense included in net income	16	14	30	29
Net unrealized loss on financial derivative	(11)	(50)	(5)	(25)

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	445	1,632	612	2,114
Reclassification adjustment for net gains included in income	(49)	(295)	(161)	(322)
Net unrealized gains on securities available-for-sale	396	1,337	451	1,792

Other comprehensive income, before tax	2,410	1,353	2,605	1,900
Tax effect	(966)	(541)	(1,043)	(760)
Other comprehensive income, net of tax	1,444	812	1,562	1,140

Net Income	721	587	1,249	1,013
Comprehensive Income	$2,165	$1,399	$2,811	$2,153

Tax Effect Allocated to Each Component of Comprehensive Income

Retirement plan net losses and transition obligation recognized in plan expenses	$(43)	$(26)	$(96)	$(53)
Gain on pension plan curtailment	(768)	-	(768)	-
Unrealized loss on financial derivative	2	20	2	10
Unrealized gains on available-for-sale securities	(157)	(535)	(181)	(717)
Income tax expense related to other comprehensive income	$(966)	$(541)	$(1,043)	$(760)

	As of	As of
	June 30,	December 31,
Accumulated Other Comprehensive Loss By Component:	2012	2011
Unrealized loss and transition obligation for pension and other postretirement obligations	$(3,870)	$(6,029)
Tax effect	1,548	2,412
Net unrealized loss and transition obligation for pension and other postretirement obligations	(2,322)	(3,617)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(205)	(200)
Tax effect	81	80
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(124)	(120)
Unrealized gains on available-for-sale securities	2,240	1,789
Tax effect	(896)	(716)
Net unrealized gains on available-for-sale securities	1,344	1,073
Accumulated other comprehensive loss	$(1,102)	$(2,664)

The accompanying notes are an integral part of the consolidated financial statements.

Tabel of Contents

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 2012 and June 30, 2011 (Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total
Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841
Comprehensive income:
Net income				1,249				1,249
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $181 tax expense)					270			270
Unrealized holding losses on financial
derivative (net of $2 tax benefit)					(3)			(3)
Retirement plan net losses
recognized in plan expenses
(net of $96 tax expenses)					144			144
Pension plan curtailment
(net of $768 tax expense)					1,151			1,151
Total comprehensive income								2,811

Purchase of CPP Warrants from Treasury			(706)	169				(537)
Preferred stock dividends - SBLF				(254)				(254)
ESOP shares earned (1,793 shares)			2			48		50
Stock based compensation			45					45
Common stock dividends declared ($0.06 per share)				(150)				(150)
Balance, June 30, 2012	$13,000	$30	$8,071	$25,632	$(1,102)	$(991)	$(4,834)	$39,806

Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592
Comprehensive income:
Net income				1,013				1,013
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $717 tax expense)					1,075			1,075
Unrealized holding loss on financial
derivative (net of $10 tax benefit)					(15)			(15)
Retirement plan net losses and transition
obligation recognized in plan expenses
(net of $53 tax expense)					80			80
Total comprehensive income								2,153
Preferred stock discount accretion	65			(65)				-
Preferred stock dividends - CPP				(170)				(170)
Stock based compensation			2					2
Stock options exercised			14					14
Common stock dividends declared ($0.06 per share)				(149)				(149)
Balance, June 30, 2011	$6,290	$30	$8,631	$24,792	$(799)	$-	$(6,502)	$32,442

The accompanying notes are an integral part of the consolidated financial statements.

Tabel of Contents

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the six
	months ended
(In thousands)	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES
Net income	$1,249	$1,013
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	375	525
Proceeds from sales of loans	205	-
Originations of loans held-for-sale	(195)	-
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(15)	(40)
Loans	(10)	-
Available-for-sale investment securities	(161)	(323)
Depreciation	401	340
Amortization of mortgage servicing rights	5	13
Amortization of deferred loan costs	84	106
Earnings on bank owned life insurance	(151)	(117)
Realized gain on proceeds from bank owned life insurance	(37)	-
Net amortization of premiums and discounts on investment securities	559	207
Stock based compensation and ESOP expense	95	2
Net change in accrued interest receivable	(106)	69
Pension plan contribution	(2,600)	-
Net change in other assets and liabilities	(21)	(1,414)
Net cash flows from operating activities	(323)	381
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(41,689)	(22,112)
Net proceeds from the redemptions of Federal Home Loan Bank stock	68	319
Proceeds from maturities and principal reductions of
investment securities available-for-sale	11,434	13,580
Proceeds from sales and redemptions of:
Available-for-sale investment securities	6,974	5,451
Real estate acquired through foreclosure	222	257
Purchase of bank owned life insurance	-	(800)
Net change in loans	(8,230)	(5,263)
Purchase of premises and equipment	(46)	(1,440)
Net cash flows from investing activities	(31,267)	(10,008)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	19,352	15,814
Net change in time deposits and brokered deposits	14,182	2,033
Net repayments of short-term borrowings	-	(5,894)
Payments on long-term borrowings	(1,055)	(6,000)
Proceeds from long-term borrowings	-	3,000
Proceeds from exercise of stock options	-	14
Purchase of CPP warrants from the US Treasury	(537)	-
Cash dividends paid to preferred shareholder - SBLF and CPP	(281)	(170)
Cash dividends paid to common shareholders	(150)	(149)
Net cash flows from financing activities	31,511	8,648
Change in cash and cash equivalents	(79)	(979)
Cash and cash equivalents at beginning of period	10,218	13,763
Cash and cash equivalents at end of period	$10,139	$12,784
CASH PAID DURING THE PERIOD FOR:
Interest	$2,033	$2,248
Income taxes	3	1,006
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	176	789

The accompanying notes are an integral part of the consolidated financial statements.

Tabel of Contents

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

Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)  New Accounting Pronouncements

None.

(3)  Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income less the total of preferred dividends declared and the amortization of the preferred stock discount value under the CPP program during 2011.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options and the warrants issued to the U.S. Treasury using the treasury stock method.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Basic Earnings Per Common Share
Net income available to common shareholders	$605	$469	$995	$778
Weighted average common shares outstanding	2,503	2,485	2,502	2,485
Basic earnings per common share	$0.24	$0.19	$0.40	$0.31

Diluted Earnings Per Common Share
Net income available to common shareholders	$605	$469	$995	$778
Weighted average common shares outstanding	2,503	2,485	2,502	2,485
Effect of assumed exercise of stock options	2	2	3	2
Effect of assumed exercise of stock warrants	-	49	7	44
Diluted weighted average common shares outstanding	2,505	2,536	2,512	2,531
Diluted earnings per common share	$0.24	$0.19	$0.40	$0.31

Tabel of Contents

(4) Investment Securities - Available-for-Sale

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$10,332	$35	$(7)	$10,360
State and political subdivisions	24,382	889	(107)	25,164
Corporate	24,144	151	(505)	23,790
Residential mortgage-backed - US agency	59,416	1,478	(25)	60,869
Residential mortgage-backed - private label	397	14	-	411
Total	118,671	2,567	(644)	120,594
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	199	-	1,104
Other mutual funds	183	102	-	285
Common stock - financial services industry	443	5	(1)	447
Total	2,817	318	(1)	3,134
Total investment securities	$121,488	$2,885	$(645)	$123,728

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$5,025	$48	$-	$5,073
State and political subdivisions	19,508	797	(1)	20,304
Corporate	21,086	38	(690)	20,434
Residential mortgage-backed - US agency	49,665	1,395	(4)	51,056
Residential mortgage-backed - private label	505	14	-	519
Total	95,789	2,292	(695)	97,386
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	119	-	1,024
Other mutual funds	183	60	-	243
Common stock - financial services industry	443	2	(1)	444
Total	2,817	193	(1)	3,009
Total investment securities	$98,606	$2,485	$(696)	$100,395

Tabel of Contents
The amortized cost and estimated fair value of debt investments at June 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$5,141	$5,167
Due after one year through five years	20,958	21,117
Due after five years through ten years	10,675	11,123
Due after ten years	22,084	21,907
Mortgage-backed securities	59,813	61,280
Totals	$118,671	$120,594

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

					June 30, 2012
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	5	$(7)	$5,150	-	$-	$-	5	$(7)	$5,150
State and political subdivisions	12	(107)	5,965	-	-	-	12	(107)	5,965
Corporate	9	(60)	5,719	2	(445)	1,524	11	(505)	7,243
Residential mortgage-backed - US agency	7	(25)	5,124	-	-	-	7	(25)	5,124
Common stock-financial services industry	1	(1)	2	-	-	-	1	(1)	2
Totals	34	$(200)	$21,960	2	$(445)	$1,524	36	$(645)	$23,484

					December 31, 2011
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
State and political subdivisions	1	$(1)	$412	-	$-	$-	1	$(1)	$412
Corporate	19	(131)	13,489	2	(559)	1,410	21	(690)	14,899
Residential mortgage-backed - US agency	2	(4)	1,896	-	-	-	2	(4)	1,896
Common stock-financial services industry	-	-	-	1	(1)	3	1	(1)	3
Totals	22	$(136)	$15,797	3	$(560)	$1,413	25	$(696)	$17,210

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

Tabel of Contents
The Company’s investment securities portfolio includes two corporate securities representing trust preferred issuances from large money center financial institutions.  The securities have been in an unrealized loss position for more than 12 months.  The securities are both floating rate notes that adjust quarterly to LIBOR (“London Interbank Offered Rate”).  These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 15 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s extensive interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Management does not believe any individual unrealized loss as of June 30, 2012 represents OTTI.  All related securities are A rated or better by Moody’s or Standard & Poor’s.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the periods ended June 30:

(In thousands)	2012	2011
Beginning balance – January 1	$-	$875
Reductions for securities sold	-	(875)
Ending balance - June 30	$-	$-

The above credit losses were related to one security that was sold at a small gain during the period ended June 30, 2011.

Gross realized gains (losses) on sales of securities for the three and six months ended June 30, are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2012	2011	2012	2011
Realized gains	$49	$297	$161	$328
Realized losses	-	(2)	-	(5)
Total	$49	$295	$161	$323

As of June 30, 2012 and December 31, 2011, securities with a fair value of $60.9 million and $61.2 million, respectively, were pledged to collateralize certain deposit and borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

(5)  Pension and Postretirement Benefits

The Company has a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.

Tabel of Contents
Prior to being frozen, the plan provided defined benefits based on years of service and final average salary. Although the plan was frozen, the Company maintains the responsibility for funding the plan, and its funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  The funded status of the plan has and will continue to be affected by market conditions.  We expect to continue to fund this plan on an as needed basis and do not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  In addition, the Company provides certain health and life insurance benefits for eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$55	$82	$-	$-	$166	$164	$-	$-
Interest cost	101	104	5	5	212	207	9	10
Expected return on plan assets	(201)	(157)	-	-	(399)	(313)	-	-
Amortization of transition obligation	-	-	-	4	-	-	-	9
Amortization of net losses	103	62	3	-	233	124	7	-
Net periodic benefit plan cost	$58	$91	$8	$9	$212	$182	$16	$19

The Company made a contribution in the amount of $2.6 million to the defined benefit pension plan in January of 2012.  The Company will evaluate any need for further contributions to the defined benefit pension plan during the fourth quarter of 2012.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,233	$158,384
Construction	2,495	3,935
	168,728	162,319

Commercial loans:
Real estate	78,001	73,420
Lines of credit	13,223	13,791
Other commercial and industrial	20,766	22,701
Municipal	4,086	3,619
	116,076	113,531

Consumer loans:
Home equity and junior liens	23,609	24,171
Other consumer	3,644	4,140
	27,253	28,311

Total loans	312,057	304,161
Net deferred loan costs	521	589
Less allowance for loan losses	(4,213)	(3,980)
Loans receivable, net	$308,365	$300,770

Tabel of Contents
The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga, Jefferson, and Oneida counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of June 30, 2012 and December 31, 2011, residential mortgage loans with a carrying value of $64.6 million and $65.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2011 Annual Report filed on form 10-K on March 29, 2012, and have not changed.

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  Each portfolio segment is broken down into loan classes where appropriate.  Loan classes contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.  The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Municipal

Consumer Loans	Home equity and junior liens
Other consumer

Tabel of Contents

The following table presents the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	June 30, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$159,611	$1,307	$5,315	$-	$166,233
Construction	2,495	-	-	-	2,495
	162,106	1,307	5,315	-	168,728
Commercial loans:
Real estate	73,260	1,039	3,702	-	78,001
Lines of credit	11,988	100	1,135	-	13,223
Other commercial and industrial	19,917	138	711	-	20,766
Municipal	4,086	-	-	-	4,086
	109,251	1,277	5,548	-	116,076
Consumer loans:
Home equity and junior liens	21,666	124	1,768	51	23,609
Other consumer	3,485	18	109	32	3,644
	25,151	142	1,877	83	27,253
Total loans	$296,508	$2,726	$12,740	$83	$312,057

	December 31, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$153,049	$1,050	$4,285	$-	$158,384
Construction	3,935	-	-	-	3,935
	156,984	1,050	4,285	-	162,319
Commercial loans:
Real estate	69,737	212	3,471	-	73,420
Lines of credit	12,579	49	1,163	-	13,791
Other commercial and industrial	21,978	89	591	43	22,701
Municipal	3,619	-	-	-	3,619
	107,913	350	5,225	43	113,531
Consumer loans:
Home equity and junior liens	22,500	162	1,456	53	24,171
Other consumer	3,922	61	123	34	4,140
	26,422	223	1,579	87	28,311
Total loans	$291,319	$1,623	$11,089	$130	$304,161

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Tabel of Contents
Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2012 and December 31, 2011, are detailed in the following tables:

	June 30, 2012

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,745	$1,056	$1,344	$4,145	$162,088	$166,233
Construction	-	-	-	-	2,495	2,495
	1,745	1,056	1,344	4,145	164,583	168,728
Commercial loans:
Real estate	1,581	1,085	1,380	4,046	73,955	78,001
Lines of credit	201	267	310	778	12,445	13,223
Other commercial and industrial	661	291	492	1,444	19,322	20,766
Municipal	-	-	-	-	4,086	4,086
	2,443	1,643	2,182	6,268	109,808	116,076
Consumer loans:
Home equity and junior liens	580	163	765	1,508	22,101	23,609
Other consumer	22	31	44	97	3,547	3,644
	602	194	809	1,605	25,648	27,253
Total loans	$4,790	$2,893	$4,335	$12,018	$300,039	$312,057

	December 31, 2011
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,870	$934	$1,428	$5,232	$153,152	$158,384
Construction	-	-	-	-	3,935	3,935
	2,870	934	1,428	5,232	157,087	162,319
Commercial loans:
Real estate	2,015	4	1,623	3,642	69,778	73,420
Lines of credit	337	75	467	879	12,912	13,791
Other commercial and industrial	356	392	504	1,252	21,449	22,701
Municipal	-	-	-	-	3,619	3,619
	2,708	471	2,594	5,773	107,758	113,531
Consumer loans:
Home equity and junior liens	357	182	550	1,089	23,082	24,171
Other consumer	55	2	156	213	3,927	4,140
	412	184	706	1,302	27,009	28,311
Total loans	$5,990	$1,589	$4,728	$12,307	$291,854	$304,161

Tabel of Contents
Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,344	$1,428
Construction	-	-
	1,344	1,428
Commercial loans:
Real estate	1,380	1,623
Lines of credit	310	467
Other commercial and industrial	492	504
Municipal	-	-
	2,182	2,594
Consumer loans:
Home equity and junior liens	765	550
Other consumer	44	156
	809	706
Total nonaccrual loans	$4,335	$4,728

There were no loans past due ninety days or more and still accruing interest at June 30, 2012 or December 31, 2011.

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”s) in accordance with accounting guidance.  The Company has determined that there were no new TDRs including in the three month and six month periods ended June 30, 2012.  Additionally, there were no payment defaults within the three month and six month periods ended June 30, 2012 for any TDRs modified during the preceding twelve months.

Tabel of Contents

Impaired Loans

The following tables summarize impaired loans information by portfolio class at the indicated dates:

		June 30, 2012		December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$535	$535	$-	$442	$442	$-
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,237	1,370	-	968	1,096	-
Commercial lines of credit	336	336	-	74	74	-
Other commercial and industrial	248	248	-	257	257	-
Municipal	-	-	-	-	-	-
Home equity and junior liens	345	345	-	312	312	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,088	1,088	226	856	856	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,568	1,568	277	735	735	109
Commercial lines of credit	113	123	113	378	378	178
Other commercial and industrial	320	320	269	122	122	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	157	157	61	136	136	61
Other consumer	3	3	3	-	-	-
Total:
1-4 family first-lien residential mortgages	1,623	1,623	226	1,298	1,298	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	2,805	2,938	277	1,703	1,831	109
Commercial lines of credit	449	459	113	452	452	178
Other commercial and industrial	568	568	269	379	379	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	502	502	61	448	448	61
Other consumer	3	3	3	-	-	-
Total impaired loans	$5,950	$6,093	$949	$4,280	$4,408	$619

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011
1-4 family first-lien residential mortgages	$1,414	$1,071	$1,375	$1,106
Commercial real estate	2,649	3,833	2,333	3,938
Commercial lines of credit	451	200	451	250
Other commercial and industrial	681	452	580	474
Home equity and junior liens	475	649	468	609
Other consumer	2	-	1	-
Total	$5,672	$6,205	$5,208	$6,377

Tabel of Contents

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2012	2011	2012	2011
1-4 family first-lien residential mortgages	$31	$26	$46	$38
Commercial real estate	37	75	60	108
Commercial lines of credit	13	-	18	2
Other commercial and industrial	13	11	19	19
Home equity and junior liens	3	(2)	7	9
Other consumer	-	-	-	-
Total	$97	$110	$150	$176

Tabel of Contents

(7)   Allowance for Loan Losses

Changes in the allowance for loan losses for the indicated periods and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended June 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$719	$-	$1,465	$515	$719
Charge-offs	(15)	-	-	-	(46)
Recoveries	1	-	-	50	-
Provisions	72	-	122	(167)	25
Ending balance	$777	$-	$1,587	$398	$698
Ending balance: related to loans
individually evaluated for impairment	226	-	277	113	269
Ending balance: related to loans
collectively evaluated for impairment	$551	$-	$1,310	$285	$429

Loans receivables:
Ending balance	$166,233	$2,495	$78,001	$13,223	$20,766
Ending balance: individually
evaluated for impairment	1,623	-	2,805	449	568
Ending balance: collectively
evaluated for impairment	$164,610	$2,495	$75,196	$12,774	$20,198

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$495	$134	$63	$4,112
Charge-offs	-	(8)	(43)	-	(112)
Recoveries	-	3	9	-	63
Provisions	-	11	31	56	150
Ending balance	$2	$501	$131	$119	$4,213
Ending balance: related to loans
individually evaluated for impairment	-	61	3	-	949
Ending balance: related to loans
collectively evaluated for impairment	$2	$440	$128	$119	$3,264

Loans receivables:
Ending balance	$4,086	$23,609	$3,644	$-	$312,057
Ending balance: individually
evaluated for impairment	-	502	3	-	5,950
Ending balance: collectively
evaluated for impairment	$4,086	$23,107	$3,641	$-	$306,107

Tabel of Contents

	For the six months ended June 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(35)	-	(54)	-	(89)
Recoveries	29	-	14	50	-
Provisions	119	-	281	(115)	138
Ending balance	$777	$-	$1,587	$398	$698

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	(8)	(84)	-	(270)
Recoveries	-	5	30	-	128
Provisions	-	3	23	(74)	375
Ending balance	$2	$501	$131	$119	$4,213

Tabel of Contents

Changes in the allowance for loan losses for the indicated periods are summarized in the tables below.

	For the three months ended June 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$754	$-	$1,366	$582	$623
Charge-offs	(29)	-	-	-	-
Recoveries	33	-	-	-	-
Provisions	(71)	-	259	(291)	208
Ending balance	$687	$-	$1,625	$291	$831
Ending balance: related to loans
individually evaluated for impairment	$222	$-	$301	$50	$432
Ending balance: related to loans
collectively evaluated for impairment	$465	$-	$1,324	$241	$399

Loans receivables:
Ending balance	$149,603	$2,729	$70,038	$13,440	$20,692
Ending balance: individually
evaluated for impairment	$1,305	$-	$2,295	$50	$805
Ending balance: collectively
evaluated for impairment	$148,298	$2,729	$67,743	$13,390	$19,887

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$423	$84	$(67)	$3,767
Charge-offs	-	(15)	(23)	-	(67)
Recoveries	-	3	8	-	44
Provisions	-	49	47	61	262
Ending balance	$2	$460	$116	$(6)	$4,006
Ending balance: related to loans
individually evaluated for impairment	$-	$115	$-	$-	$1,120
Ending balance: related to loans
collectively evaluated for impairment	$2	$345	$116	$(6)	$2,886

Loans receivables:
Ending balance	$3,888	$24,986	$3,461		$288,837
Ending balance: individually
evaluated for impairment	$-	$688	$-		$5,143
Ending balance: collectively
evaluated for impairment	$3,888	$24,298	$3,461		$283,694

Tabel of Contents
	For the six months ended June 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	Mortgage	Commercial	Commercial	commercial
	mortgage	Construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(59)	-	(71)	(15)	-
Recoveries	33	-	-	-	-
Provisions	(37)	-	492	(273)	330
Ending balance	$687	$-	$1,625	$291	$831

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(24)	(51)	-	(220)
Recoveries	-	5	15	-	53
Provisions	(1)	55	63	(104)	525
Ending balance	$2	$460	$116	$(6)	$4,006

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.1 million of standby letters of credit as of June 30, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

Tabel of Contents
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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$10,360	$-	$10,360
State and political subdivisions	-	25,164	-	25,164
Corporate	-	23,790	-	23,790
Residential mortgage-backed - US agency	-	60,869	-	60,869
Residential mortgage-backed - private label	-	411	-	411
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,104	-	-	1,104
Other mutual funds	-	285	-	285
Common stock - financial services industry	28	419	-	447
Total investment securities	$2,430	$121,298	$-	$123,728

Interest rate swap derivative	$-	$(205)	$-	$(205)

Tabel of Contents

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$5,073	$-	$5,073
State and political subdivisions	-	20,304	-	20,304
Corporate	-	20,434	-	20,434
Residential mortgage-backed - US agency	-	51,056	-	51,056
Residential mortgage-backed - private label	-	519	-	519
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,024	-	-	1,024
Other mutual funds	-	243	-	243
Common stock - financial services industry	25	419	-	444
Total investment securities	$2,347	$98,048	$-	$100,395

Interest rate swap derivative	$-	$(200)	$-	$(200)

The following tables summarize assets measured at fair value on a nonrecurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At June 30, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,300	$2,300
Foreclosed real estate	$-	$-	$272	$272

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,608	$1,608
Foreclosed real estate	$-	$-	$165	$165

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	4% - 35% (24%)
		Costs to Sell	0% - 17% (13%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	0% - 15% (13%)
		Costs to Sell	0% - 7% (6%)

There have been no transfers of assets in or out of any fair value measurement level.

Tabel of Contents
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

Tabel of Contents
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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at June 30, 2012 and December 31, 2011.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2012		December 31, 2011
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$10,139	$10,139	$10,218	$10,218
Interest earning time deposits	1	2,000	2,000	2,000	2,000
Investment securities	1	2,430	2,430	2,347	2,347
Investment securities	2	121,298	121,298	98,048	98,048
Federal Home Loan Bank stock	2	1,460	1,460	1,528	1,528
Net loans	3	308,365	320,509	300,770	310,218
Accrued interest receivable	1	1,791	1,791	1,685	1,685

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$232,615	$232,615	$214,318	$214,318
Time Deposits	2	167,048	169,642	151,811	154,836
Borrowings	2	25,019	26,027	26,074	27,322
Junior subordinated debentures	2	5,155	5,155	5,155	5,155
Accrued interest payable	1	124	124	145	145
Interest rate swap derivative	2	205	205	200	200
Off-balance sheet instruments:
Standby letters of credit		$-	$-	$-	$-
Commitments to extend credit		$-	$-	$-	$-

(10)  Interest Rate Derivatives

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

Tabel of Contents

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		June 30,	December 31,
(In thousands)		2012	2011
Cash flow hedge:
	Other liabilities	$205	$200

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Balance as of March 31:	$(194)	$(85)	$(200)	$(110)
Amount of losses recognized in other comprehensive income	(27)	(64)	(35)	(54)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	16	14	30	29
Balance as of June 30:	$(205)	$(135)	$(205)	$(135)

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

(11)  Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date that these consolidated financial statements were issued.  On June 28, 2012, the Company announced that its Board of Directors declared a quarterly dividend of $.03 per common share.  The dividend is payable on August 1, 2012 to shareholders of record on July 13, 2012.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At June 30, 2012, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the outstanding common stock.

The following discussion reviews the Company's financial condition at June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011.

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

Tabel of Contents
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

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 in the Company’s 2011 Annual Report on Form 10-K to the consolidated financial statements.

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

Tabel of Contents
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

The estimation of fair value is significant to several of our assets, including investment securities available for sale, the interest rate derivative, and foreclosed real estate, as well as the value of loan collateral when valuing loans.  These are all recorded at either fair value or the lower of cost or fair value.  Fair values are determined based on third party sources, when available. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for securities available for sale and the derivative are obtained from an independent third party pricing service.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management makes no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. If necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under our non-contributory, tax qualified defined benefit pension plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  As a result, the Company expects to save approximately $480,000 in pension expenses in the year ending December 31, 2012.

Starting January 1, 2013, we expect to increase benefits under our defined contribution 401(k) savings plan, in the form of an enhanced employer match of employee contributions.  This improved match would be combined with a qualified automatic contribution arrangement (or QACA) in order to encourage participation and to permit the plan to qualify for a "safe harbor" from annual discrimination testing.

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

Overview and Results of Operations

For the second quarter of 2012, net income was $721,000 and basic and diluted earnings per share of $0.24, an increase over the second quarter of 2011, when the Company reported net income of $587,000 and basic and diluted earnings per share of $0.19.  The increase in earnings resulted from an increase in net interest income and a reduction in the provision for loan losses.

For the first half of 2012, net income was $1.2 million and basic and diluted earnings per share was $0.40.   This compares to net income of $1.0 million and basic and diluted earnings per share of $0.31 for the same prior year period, with reasons similar to those mentioned for the first quarter’s improvement.

The Company’s return on average assets and return on average equity for the second quarter of 2012 were 0.62% and 7.49%, respectively, as compared to 0.57% and 7.36% for the same prior year period.  The Company also reported an improvement in performance in these metrics over the first quarter of 2012.

Average assets for the second quarter of 2012 were $468.2 million and 13.1% greater than the comparable prior year period.  This increase was divided among residential mortgages, mortgage-backed securities, and non-taxable investment securities, all of which is in support of the Company’s strategic plan.

Tabel of Contents

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

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon for the periods indicated. Interest income and resultant yield information in the table is on a fully tax-equivalent basis using marginal federal income tax rates of 34%. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	For the Three Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$166,447	$2,046	4.92%	$150,937	$1,999	5.30%
Real estate loans commercial	73,769	1,094	5.93%	69,749	1,101	6.31%
Commercial loans	39,725	458	4.61%	37,249	475	5.10%
Consumer loans	27,474	390	5.68%	28,596	418	5.85%
Taxable investment securities	102,395	514	2.01%	81,554	630	3.09%
Tax-exempt investment securities	23,273	275	4.73%	9,420	113	4.80%
Interest-earning time deposit	2,000	6	1.20%	-	-	0.00%
Interest-earning deposits	951	1	0.42%	2,575	1	0.16%
Total interest-earning assets	436,034	4,784	4.39%	380,080	4,737	4.99%
Noninterest-earning assets:
Other assets	34,086			36,630
Allowance for loan losses	(4,160)			(3,815)
Net unrealized gains
on available for sale securities	2,279			1,215
Total assets	$468,239			$414,110
Interest-bearing liabilities:
NOW accounts	$30,672	$19	0.25%	$29,901	$21	0.28%
Money management accounts	14,958	12	0.32%	12,658	11	0.35%
MMDA accounts	81,257	109	0.54%	62,893	111	0.71%
Savings and club accounts	64,179	13	0.08%	60,195	22	0.15%
Time deposits	158,316	583	1.47%	139,419	656	1.88%
Junior subordinated debentures	5,155	44	3.41%	5,155	41	3.18%
Borrowings	30,780	217	2.81%	31,368	244	3.12%
Total interest-bearing liabilities	385,317	997	1.03%	341,589	1,106	1.30%
Noninterest-bearing liabilities:
Demand deposits	40,079			35,456
Other liabilities	4,338			5,144
Total liabilities	429,734			382,189
Shareholders' equity	38,505			31,921
Total liabilities & shareholders' equity	$468,239			$414,110
Net interest income		$3,787			$3,631
Net interest rate spread			3.36%			3.69%
Net interest margin			3.47%			3.82%
Ratio of average interest-earning assets
to average interest-bearing liabilities			113.16%			111.27%

Tabel of Contents

	For the Six Months Ended June 30,
	2012			2011
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$164,765	$4,117	5.00%	$149,959	$3,963	5.29%
Real estate loans commercial	73,253	2,133	5.82%	69,146	2,155	6.23%
Commercial loans	39,780	969	4.87%	38,628	922	4.77%
Consumer loans	27,713	788	5.69%	28,588	842	5.89%
Taxable investment securities	98,095	1,005	2.05%	72,692	1,265	3.48%
Tax-exempt investment securities	21,807	521	4.78%	9,367	225	4.80%
Interest-earning time deposit	2,000	12	1.20%	-	-	0.00%
Interest-earning deposits	1,122	2	0.36%	3,712	2	0.11%
Total interest-earning assets	428,535	9,547	4.46%	372,092	9,374	5.04%
Noninterest-earning assets:
Other assets	34,297			44,333
Allowance for loan losses	(4,101)			(3,734)
Net unrealized gains
on available for sale securities	2,220			766
Total assets	$460,951			$413,457
Interest-bearing liabilities:
NOW accounts	$30,972	$38	0.25%	$30,552	$41	0.27%
Money management accounts	14,668	26	0.35%	12,593	21	0.33%
MMDA accounts	79,233	223	0.56%	63,565	211	0.66%
Savings and club accounts	63,228	28	0.09%	60,385	43	0.14%
Time deposits	156,631	1,182	1.51%	137,905	1,317	1.91%
Junior subordinated debentures	5,155	86	3.34%	5,155	81	3.14%
Borrowings	29,178	429	2.94%	33,407	495	2.96%
Total interest-bearing liabilities	379,065	2,012	1.06%	343,562	2,209	1.29%
Noninterest-bearing liabilities:
Demand deposits	39,520			33,570
Other liabilities	3,956			4,827
Total liabilities	422,541			381,959
Shareholders' equity	38,410			31,498
Total liabilities & shareholders' equity	$460,951			$413,457
Net interest income		$7,535			$7,165
Net interest rate spread			3.39%			3.75%
Net interest margin			3.52%			3.85%
Ratio of average interest-earning assets
to average interest-bearing liabilities			113.05%			108.30%

As indicated in the three month table above, net interest income, on a tax-equivalent basis, increased to $3.8 million for the three months ended June 30, 2012, from $3.6 million for the three months ended June 30, 2011.  This was driven by the increase in average earning assets as net interest margin between the two quarters declined by 35 basis points, a trend that has been continuing for several quarters.

For the first half of 2012, net interest income improved significantly, driven by the increase in interest earning assets.  Net interest margin for this period declined 33 basis points to 3.52% when compared to the first half of 2011 as the Company has experienced margin compression, similar to the experience of most other financial institutions, in this continuing low rate environment.

As indicated in the three month table above and in the rate/volume analysis below, total interest income on a tax-equivalent basis increased $45,000 due to an increase in average balances of tax-exempt investment securities, despite a modest decline in yield for this product.  The yield on all asset products decreased, with the most significant yield decrease reported in taxable investment securities as maturing mortgage-backed and other securities were replaced with those of shorter duration at current lower market rates to accommodate the liquidity needs of our loan growth initiatives.

Tabel of Contents

Referencing the six month table above and in the rate/volume analysis below, tax-equivalent interest income increased $173,000 between the year over year six month periods.  This was principally due to the increase in average balances of residential mortgages and non-taxable investment securities, despite the decline in yields for each of these two products.

Interest expense decreased $109,000 between year over year second quarter periods, as indicated in the above three month table.  The primary reason for the decline lower rates paid on certificates of deposits as higher rate maturing certificates of deposit were replaced with lower cost certificates at current market rates.

Interest expense for the six month period ended June 30, 2012, as indicated above, decreased $197,000 due principally to the decrease in rates paid.

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

	Three Months Ended June 30			Six Months Ended June 30
	2012 vs. 2011			2012 vs. 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$703	$(656)	$47	$658	$(504)	$154
Real estate loans commercial	256	(263)	(7)	258	(280)	(22)
Commercial loans	142	(159)	(17)	28	19	47
Consumer loans	(16)	(12)	(28)	(26)	(28)	(54)
Taxable investment securities	697	(813)	(116)	870	(1,130)	(260)
Tax-exempt investment securities	173	(11)	162	299	(3)	296
Interest-earning time deposits	6	-	6	12	-	12
Interest-earning deposits	(4)	4	-	(436)	436	-
Total interest income	1,957	(1,910)	47	1,663	(1,490)	173
Interest Expense:
NOW accounts	3	(5)	(2)	1	(4)	(3)
Money management accounts	6	(5)	1	4	1	5
MMDA accounts	116	(118)	(2)	86	(74)	12
Savings and club accounts	-	(9)	(9)	5	(20)	(15)
Time deposits	411	(484)	(73)	381	(516)	(135)
Junior subordinated debentures	-	3	3	-	5	5
Borrowings	(5)	(22)	(27)	(63)	(3)	(66)
Total interest expense	531	(640)	(109)	414	(611)	(197)
Net change in net interest income	$1,426	$(1,270)	$156	$1,249	$(879)	$370

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.  The Company recorded $150,000 in provision for loan losses for the three-month period ended June 30, 2012, as compared to $262,000 for the three-month period ended June 30, 2011, a $112,000 decrease.  Net charge-offs for the second quarter of 2012 were $49,000 as compared to net charge-offs of $23,000 for the second quarter of 2011.

Tabel of Contents

For the six-month period ended June 30, 2012, the Company recorded $375,000 in provision for loan losses, significantly less than the $525,000 recorded in the second quarter of 2011.  The Company reported a modest improvement in asset quality metrics as annualized net loan charge-offs to average loans were 0.09% for the first half of 2012 as compared to 0.12% for the first half of 2011.  Also, nonperforming loans to period end loans at June 30, 2012 were 1.39% as compared to 1.55% and 1.40% at December 31, 2011 and June 30, 2011, respectively.  Delinquency trends of past due 1-4 family residential mortgages improved as of June 30, 2012 when compared to December 31, 2011.  This was partially offset by increasing past due amounts of home equity and junior liens when comparing the same two periods.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2012	2011	Change
Service charges on deposit accounts	$280	$276	$4	1.4%
Earnings and gain on bank owned life insurance	96	55	41	74.5%
Loan servicing fees	66	50	16	32.0%
Debit card interchange fees	106	96	10	10.4%
Other charges, commissions and fees	137	137	-	0.0%
Noninterest income before gains	685	614	71	11.6%
Net gains on sales and redemptions of investment securities	49	295	(246)	-83.4%
Net gains on sales of loans and foreclosed real estate	49	14	35	250.0%
Total noninterest income	$783	$923	$(140)	-15.2%

	Six Months Ended June 30,
(in thousands)	2012	2011	Change
Service charges on deposit accounts	$553	$571	$(18)	-3.2%
Earnings and gain on bank owned life insurance	188	117	71	60.7%
Loan servicing fees	108	92	16	17.4%
Debit card interchange fees	203	180	23	12.8%
Other charges, commissions and fees	273	273	-	0.0%
Noninterest income before gains	1,325	1,233	92	7.5%
Net gains on sales and redemptions of investment securities	161	323	(162)	-50.2%
Net gains on sales of loans and foreclosed real estate	25	40	(15)	-37.5%
Total noninterest income	$1,511	$1,596	$(85)	-5.3%

As indicated above, noninterest income for the second quarter of 2012, exclusive of net gains and losses from the sale of securities, loans and foreclosed real estate (which items may be subject to larger period to period deviations), improved across all general areas, and most notably within earnings and gain on bank owned life insurance.  The Company recorded $37,000 in income from a claim on bank owned life insurance due to the passing of a former Company director.   Net gains on the sales and redemptions of investment securities decreased significantly from the same prior year quarter due to significantly less sales within the available-for-sale investment securities portfolio.

For the six months ended June 30, 2012, total noninterest income decreased $85,000 compared with the first half of 2011 due primarily to fewer sales of securities within the Company’s investment securities portfolio.

Tabel of Contents

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended June 30,
(In thousands)	2012	2011	Change
Salaries and employee benefits	$1,869	$1,764	$105	6.0%
Building occupancy	346	359	(13)	-3.6%
Data processing	341	352	(11)	-3.1%
Professional and other services	146	159	(13)	-8.2%
Advertising	99	136	(37)	-27.2%
FDIC assessments	78	162	(84)	-51.9%
Audits and exams	56	59	(3)	-5.1%
Other expenses	419	412	7	1.7%
Total noninterest expense	$3,354	$3,403	$(49)	-1.4%

	Six Months Ended June 30,
(In thousands)	2012	2011	Change
Salaries and employee benefits	$3,844	$3,473	$371	10.7%
Building occupancy	729	722	7	1.0%
Data processing	682	705	(23)	-3.3%
Professional and other services	298	285	13	4.6%
Advertising	160	275	(115)	-41.8%
FDIC assessments	155	324	(169)	-52.2%
Audits and exams	111	119	(8)	-6.7%
Other expenses	830	783	47	6.0%
Total noninterest expense	$6,809	$6,686	$123	1.8%

As indicated above, the decrease of $49,000 in noninterest expenses when comparing year over year second quarters was driven by lower FDIC assessment expenses and advertising costs. Elevated spending for advertising in the first quarter of 2011 was in support of the new Cicero branch location.  Partially offsetting these expense reductions was an increase in salaries and employee benefits stemming from wage increases and the addition of a management level staff position in support of the Company’s loan sales and origination process.

For the six month period, the $123,000 increase in noninterest expenses was driven by year over year increases in pension costs (included in salaries and employee benefits) of $30,000, stock option and ESOP compensation costs of $93,000 and wage increases and the addition of the above mentioned staff position.  Partially offsetting these increases were reduced FDIC assessment expenses due to the new assessment base formula and reduced advertising expenditures from the above mentioned 2011 initiative supporting the new Cicero branch location.

Income Tax Expense

Income taxes decreased modestly by $11,000 for the quarter ended June 30, 2012 as compared to the same period in 2011 primarily due to a decrease in the effective tax rate to 25.0% as compared to 30.0% for the same prior year period.  The effective tax rate reduction was principally due to a greater proportion of tax-exempt items to the total pretax income in the second quarter of 2012 as compared to the second quarter of 2011.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

The effective tax rate for the first half of 2012 was 25.0% as compared to 30.0% for the first half of 2011; the decrease is due to the reasons given above.

Tabel of Contents

Earnings per Share

Basic and diluted earnings per share were $0.24 in the second quarter of 2012 as compared to $0.19 in 2011.  This increase was due to net income available to common shareholders of $605,000 in the first quarter of 2012, an increase of $136,000 over the same prior year period.

For the six months ended June 30, 2012, basic and diluted earnings per share were $0.40 as compared to basic and diluted earnings per share of $0.31 for the same prior year period.

Changes in Financial Condition

Assets

Total assets increased $31.9 million, or 7.2%, to $474.9 million at June 30, 2012, from $443.0 million at December 31, 2011.  The increase in total assets was primarily the result of an increase of $23.3 million in the investment securities portfolio and a $7.8 million increase in gross loans.  Funds received by the Company following its participation in Treasury’s SBLF program were invested in shorter term taxable and tax-exempt securities to allow subsequent funding of targeted loan growth in support of the Company’s strategic plan.

Liabilities

Total liabilities increased $30.0 million, to $435.1 million at June 30, 2012, from $405.1 million at December 31, 2011.  Deposits increased $33.5 million due to an increase in  brokered deposits, the opening of the Cicero branch, and growth throughout the remaining branches.  Over 89% of our deposits are interest-bearing.  This increase in deposits was partially offset by reductions in long-term borrowings of $1.0 million and a reduction in other liabilities of $2.5 million stemming from the Company’s election to make a $2.6 million pension contribution in the first quarter of 2012 to reduce the pension liability.

Capital

Shareholders' equity of $39.8 million increased $2.0 million as compared to December 31, 2011.  The Company added $1.2 million through net income which was partially offset by the purchase of warrants from the US Treasury, causing a reduction in shareholders’ equity in the amount of $537,000.  Additionally, a $1.2 million increase in equity was recorded from the decision to freeze the pension plan.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2012, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

Tabel of Contents

The Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Core Capital (to Risk-Weighted Assets)	$45,299	14.6%	$24,880	8.0%	$31,101	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,267	13.3%	$12,440	4.0%	$18,660	6.0%
Tier 1 Capital (to Assets)	$41,267	8.8%	$18,962	4.0%	$23,702	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

As of March 31, 2012, the Federal Financial Institutions Examination Council changed the computation for the Tier 1 Capital ratio as it applies to the Bank’s designation as a savings association.  The denominator has changed from using the average assets over the prior three months to the assets on the balance sheet as of the end of the March 31, 2012 and subsequent reporting quarters.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011
Nonaccrual loans:
Commercial real estate and commercial	$2,182	$2,594	$2,626
Consumer	809	706	400
Residential real estate	1,344	1,428	1,036
Total nonaccrual loans	4,335	4,728	4,062
Total non-performing loans	4,335	4,728	4,062
Foreclosed real estate	419	536	945
Total non-performing assets	$4,754	$5,264	$5,007

Troubled debt restructurings not included above	$589	$594	$602

Non-performing loans to total loans	1.39%	1.55%	1.40%
Non-performing assets to total assets	1.00%	1.19%	1.20%

Non-performing assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above.

As indicated in the above table, total non-performing loans decreased modestly at June 30, 2012, when compared to December 31, 2011, but slightly above the amounts recorded at June 30, 2011.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $4.2 million, adequately addresses the current level of risk within the loan portfolio.  The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Tabel of Contents
Foreclosed real estate balances decreased $117,000 to $419,000 at June 30, 2012, from December 31, 2011 as the Company successfully reduced its inventory of other real estate properties from 11 to 7.  Through the first half of 2012, the sale of 7 properties resulted in a modest gain of $15,000.  As indicated above, the current level of foreclosed real estate balances have significantly decreased from the balances recorded a year ago.

The majority of the outstanding balances classified as non-performing loans at June 30, 2012 are comprised of commercial real estate, commercial, and residential real estate loans.

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

The measurement of impaired loans is generally based upon the fair value of the collateral with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At June 30, 2012 and December 31, 2011, the Company had $6.0 million and $4.3 million in loans, which were deemed to be impaired, having specific reserves of $949,000 and $619,000, respectively.

Management has identified potential problem loans totaling $9.6 million as of June 30, 2012, compared to $8.0 million in potential problem loans as of December 31, 2011.  This increase in problem loans reflects increases in classifications of 1-4 family residential mortgages and home equity and junior liens.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of allowance to loan and lease losses to period-end loans at June 30, 2012 was 1.35%  as compared to December 31, 2011 of 1.31%, representing an increase of 4 basis points.

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

For the first half of 2012, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $31.5 million generated by increased balances of demand and savings deposits, money market deposit accounts, certificates of deposits and brokered deposits.  This was invested in available for sale investment securities of $23.3 million, net, and loan generation of $8.2 million.  As a recurring source of liquidity, the Company’s investment securities provided $11.4 million in proceeds from maturities and principal reductions through the first half of 2012.  Net cash used in operating activities for this same period was $323,000.  Net cash flows from operating activities were significantly reduced by the cash used to make the $2.6 million pension contribution in the first quarter of 2012.

Tabel of Contents
The Company has a number of existing credit facilities available to it.  Total credit available to the Company under the existing lines of credit is approximately $92.9 million.  At June 30, 2012, the Company has $24.0 million outstanding on its existing lines of credit with $68.9 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2012, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Tabel of Contents

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

Tabel of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PATHFINDER BANCORP, INC.

August 13, 2012                                                                            /s/ Thomas W. Schneider
        Thomas W. Schneider
                                         President and Chief Executive Officer

August 13, 2012                                                                            /s/ James A. Dowd
        James A. Dowd
        Senior Vice President and Chief Financial Officer

Tabel of Contents

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
August 13, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Tabel of Contents

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
August 13, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

Tabel of Contents

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2012 and that to the best of his knowledge:

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
August 13, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
August 13, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

Tabel of Contents