Form 10-Q/A
period 2012-06-30
PATHFINDER BANCORP INC
filed 2012-08-30
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q/A

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

EXPLANATORY NOTE:

THIS AMENDED 10-Q/A IS BEING FILED WITH SEC REQUIRED XBRL DETAILED MAPPING FILES ATTACHED.