Form 10-Q
period 2012-09-30
PATHFINDER BANCORP INC
filed 2012-11-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2012

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
YES ☒        NO *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES *    NO ☒

As of November 12, 2012, there were 2,979,969 shares issued and 2,617,682 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION		40

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		41

EXHIBITS		42

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2012	2011
ASSETS:
Cash and due from banks	$9,349	$7,093
Interest earning deposits	4,725	3,125
Total cash and cash equivalents	14,074	10,218
Interest earning time deposits	2,000	2,000
Investment securities, at fair value	114,312	100,395
Federal Home Loan Bank stock, at cost	1,910	1,528
Loans	324,150	304,750
Less: Allowance for loan losses	4,433	3,980
Loans receivable, net	319,717	300,770
Premises and equipment, net	10,197	10,697
Accrued interest receivable	1,921	1,685
Foreclosed real estate	429	536
Goodwill	3,840	3,840
Bank owned life insurance	8,137	7,939
Other assets	2,826	3,372
Total assets	$479,363	$442,980

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$349,355	$328,976
Noninterest-bearing	44,483	37,153
Total deposits	393,838	366,129
Short-term borrowings	9,000	-
Long-term borrowings	25,991	26,074
Junior subordinated debentures	5,155	5,155
Accrued interest payable	129	145
Other liabilities	4,311	7,636
Total liabilities	438,424	405,139
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,617,682 shares issued and outstanding, respectively	30	30
Additional paid in capital	8,098	8,730
Retained earnings	26,114	24,618
Accumulated other comprehensive loss	(505)	(2,664)
Unearned ESOP	(964)	(1,039)
Treasury stock, at cost; 362,287 shares	(4,834)	(4,834)
Total shareholders' equity	40,939	37,841
Total liabilities and shareholders' equity	$479,363	$442,980

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest and dividend income:
Loans, including fees	$3,974	$4,089	$11,962	$11,945
Debt securities:
Taxable	439	489	1,386	1,687
Tax-exempt	190	81	535	230
Dividends	38	33	97	101
Interest earning time deposits	6	-	18	-
Federal funds sold and interest earning deposits	1	1	3	3
Total interest income	4,648	4,693	14,001	13,966
Interest expense:
Interest on deposits	714	810	2,211	2,444
Interest on short-term borrowings	6	4	14	22
Interest on long-term borrowings	243	259	750	816
Total interest expense	963	1,073	2,975	3,282
Net interest income	3,685	3,620	11,026	10,684
Provision for loan losses	275	145	650	670
Net interest income after provision for loan losses	3,410	3,475	10,376	10,014
Noninterest income:
Service charges on deposit accounts	285	283	838	854
Earnings and gain on bank owned life insurance	46	45	235	162
Loan servicing fees	51	63	159	155
Net gains on sales and redemptions of investment securities	18	469	179	791
Net gains (losses) on sales of loans and foreclosed real estate	6	(80)	31	(40)
Debit card interchange fees	105	93	308	273
Other charges, commissions & fees	150	130	423	403
Total noninterest income	661	1,003	2,173	2,598
Noninterest expense:
Salaries and employee benefits	1,733	1,787	5,576	5,260
Building occupancy	348	316	1,077	1,038
Data processing	390	349	1,072	1,054
Professional and other services	174	219	473	504
Advertising	108	91	268	366
FDIC assessments	78	(8)	233	316
Audits and exams	73	62	184	181
Other expenses	274	392	1,106	1,175
Total noninterest expenses	3,178	3,208	9,989	9,894
Income before income taxes	893	1,270	2,560	2,718
Provision for income taxes	223	396	641	831
Net income	670	874	1,919	1,887
Preferred stock dividends and discount accretion	113	581	367	816
Net income available to common shareholders	$557	$293	$1,552	$1,071

Earnings per common share - basic	$0.22	$0.12	$0.62	$0.43
Earnings per common share - diluted	$0.22	$0.11	$0.62	$0.42
Dividends per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2012	2011	2012	2011

Retirement Plans:
Retirement plan net losses recognized in plan expenses	$78	$67	$318	$200

Gain on pension plan curtailment	-	-	1,919	-

Unrealized holding loss on financial derivative:
Change in unrealized holding loss on financial derivative	(18)	(87)	(53)	(141)
Reclassification adjustment for interest expense included in net income	13	17	43	46
Net unrealized loss on financial derivative	(5)	(70)	(10)	(95)

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains arising during the period	939	316	1,551	2,430
Reclassification adjustment for net gains included in income	(18)	(469)	(179)	(791)
Net unrealized gains (losses) on securities available-for-sale	921	(153)	1,372	1,639

Other comprehensive income (loss), before tax	994	(156)	3,599	1,744
Tax effect	(397)	62	(1,440)	(699)
Other comprehensive income (loss), net of tax	597	(94)	2,159	1,045

Net Income	670	874	1,919	1,887
Comprehensive Income	$1,267	$780	$4,078	$2,932

Tax Effect Allocated to Each Component of Other Comprehensive Income

Retirement plan net losses recognized in plan expenses	$(31)	$(27)	$(127)	$(80)
Gain on pension plan curtailment	-	-	(768)	-
Unrealized loss on financial derivative	2	28	4	38
Unrealized gains on available-for-sale securities	(368)	61	(549)	(657)
Income tax effect related to other comprehensive income	$(397)	$62	$(1,440)	$(699)

	As of	As of
	September 30,	December 31,
Accumulated Other Comprehensive Loss By Component:	2012	2011
Unrealized loss for pension and other postretirement obligations	$(3,792)	$(6,029)
Tax effect	1,517	2,412
Net unrealized loss for pension and other postretirement obligations	(2,275)	(3,617)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(210)	(200)
Tax effect	84	80
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(126)	(120)
Unrealized gains on available-for-sale securities	3,161	1,789
Tax effect	(1,265)	(716)
Net unrealized gains on available-for-sale securities	1,896	1,073
Accumulated other comprehensive loss	$(505)	$(2,664)

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 2012 and September 30, 2011
			(Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total
Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841
Comprehensive income:
Net income				1,919				1,919
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $549 tax expense)					823			823
Unrealized holding losses on financial
derivative (net of $4 tax benefit)					(6)			(6)
Retirement plan net losses
recognized in plan expenses
(net of $127 tax expense)					191			191
Defined benefit plan freeze
(net of $768 tax expense)					1,151			1,151
Total comprehensive income								4,078

Purchase of CPP Warrants from Treasury			(706)	169				(537)
Preferred stock dividends - SBLF				(367)				(367)
ESOP shares earned (8,520 shares)			6			75		81
Stock based compensation			68					68
Common stock dividends declared ($0.09 per share)				(225)				(225)
Balance, September 30, 2012	$13,000	$30	$8,098	$26,114	$(505)	$(964)	$(4,834)	$40,939

Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592
Comprehensive income:
Net income				1,887				1,887
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities
available for sale (net of $657 tax expense)					982			982
Unrealized holding loss on financial
derivative (net of $38 tax benefit)					(57)			(57)
Retirement plan amortization and transition
obligation recognized in plan expenses
(net of $80 tax expense)					120			120
Total comprehensive income								2,932
Sale of preferred stock - SBLF	13,000							13,000
Redemption of CPP Preferred stock	(6,771)							(6,771)
Preferred stock discount accretion	546			(546)				-
Preferred stock dividends - CPP				(270)				(270)
Sale of treasury stock to ESOP				(566)		(1,102)	1,668	-
ESOP shares earned (3,445 shares)			1			31		32
Stock based compensation			25					25
Stock options exercised			66					66
Common stock dividends declared ($0.09 per share)				(224)				(224)
Balance, September 30, 2011	$13,000	$30	$8,707	$24,444	$(894)	$(1,071)	$(4,834)	$39,382

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the nine
	months ended
(In thousands)	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES
Net income	$1,919	$1,887
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	650	670
Proceeds from sales of loans	207	-
Originations of loans held-for-sale	(195)	-
Realized (gains) losses on sales and redemptions of:
Real estate acquired through foreclosure	(19)	40
Loans	(12)	-
Available-for-sale investment securities	(179)	(791)
Depreciation	593	523
Amortization of mortgage servicing rights	6	20
Amortization of deferred loan costs	132	139
Earnings on bank owned life insurance	(198)	(162)
Realized gain on proceeds from bank owned life insurance	(37)	-
Net amortization of premiums and discounts on investment securities	851	370
Stock based compensation and ESOP expense	149	57
Net change in accrued interest receivable	(236)	90
Pension plan contribution	(2,600)	-
Net change in other assets and liabilities	734	(30)
Net cash flows from operating activities	1,765	2,813
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(44,429)	(39,603)
(Purchases) redemptions of Federal Home Loan Bank stock	(382)	606
Proceeds from maturities and principal reductions of
investment securities available-for-sale	20,859	25,894
Proceeds from sales and redemptions of:
Available-for-sale investment securities	10,353	15,091
Real estate acquired through foreclosure	331	691
Purchase of bank owned life insurance	-	(800)
Net change in loans	(20,020)	(10,371)
Purchase of premises and equipment	(93)	(1,750)
Net cash flows from investing activities	(33,381)	(10,242)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	17,698	15,928
Net change in time deposits and brokered deposits	10,011	624
Net change in short-term borrowings	9,000	(11,000)
Payments on long-term borrowings	(4,083)	(6,000)
Proceeds from long-term borrowings	4,000	4,101
Proceeds from sale of preferred stock - SBLF	-	13,000
Proceeds from exercise of stock options	-	66
Redemption of preferred stock - CPP	-	(6,771)
Purchase of CPP warrants from the US Treasury	(537)	-
Cash dividends paid to preferred shareholder - SBLF and CPP	(392)	(270)
Cash dividends paid to common shareholders	(225)	(224)
Net cash flows from financing activities	35,472	9,454
Change in cash and cash equivalents	3,856	2,025
Cash and cash equivalents at beginning of period	10,218	13,763
Cash and cash equivalents at end of period	$14,074	$15,788
CASH PAID DURING THE PERIOD FOR:
Interest	$2,991	$3,299
Income taxes	3	1,507
NON-CASH INVESTING ACTIVITY
Transfer of loans to foreclosed real estate	291	921

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2011 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)  New Accounting Pronouncements

None applicable to the Company.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Basic Earnings Per Common Share
Net income available to common shareholders	$557	$293	$1,552	$1,071
Weighted average common shares outstanding	2,505	2,493	2,503	2,488
Basic earnings per common share	$0.22	$0.12	$0.62	$0.43

Diluted Earnings Per Common Share
Net income available to common shareholders	$557	$293	$1,552	$1,071
Weighted average common shares outstanding	2,505	2,493	2,503	2,488
Effect of assumed exercise of stock options	12	11	6	5
Effect of assumed exercise of stock warrants	-	43	4	43
Diluted weighted average common shares outstanding	2,517	2,547	2,513	2,536
Diluted earnings per common share	$0.22	$0.11	$0.62	$0.42

(4) Investment Securities - Available-for-Sale

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$5,176	$26	$-	$5,202
State and political subdivisions	25,994	1,122	(2)	27,114
Corporate	24,042	382	(525)	23,899
Residential mortgage-backed - US agency	52,797	1,768	(1)	54,564
Residential mortgage-backed - private label	346	11	-	357
Total	108,355	3,309	(528)	111,136
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	14	-	1,300
Large cap equity fund	905	243	-	1,148
Other mutual funds	183	114	-	297
Common stock - financial services industry	422	10	(1)	431
Total	2,796	381	(1)	3,176
Total investment securities	$111,151	$3,690	$(529)	$114,312

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$5,025	$48	$-	$5,073
State and political subdivisions	19,508	797	(1)	20,304
Corporate	21,086	38	(690)	20,434
Residential mortgage-backed - US agency	49,665	1,395	(4)	51,056
Residential mortgage-backed - private label	505	14	-	519
Total	95,789	2,292	(695)	97,386
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	119	-	1,024
Other mutual funds	183	60	-	243
Common stock - financial services industry	443	2	(1)	444
Total	2,817	193	(1)	3,009
Total investment securities	$98,606	$2,485	$(696)	$100,395

The amortized cost and estimated fair value of debt investments at September 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$7,294	$7,329
Due after one year through five years	22,421	22,887
Due after five years through ten years	7,042	7,478
Due after ten years	18,455	18,521
Mortgage-backed securities	53,143	54,921
Totals	$108,355	$111,136

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

					September 30, 2012
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
State and political subdivisions	4	$(2)	$1,475	-	$-	$-	4	$(2)	$1,475
Corporate	4	(37)	2,633	2	(488)	1,481	6	(525)	4,114
Residential mortgage-backed - US agency	2	(1)	1,018	-	-	-	2	(1)	1,018
Common stock-financial services industry	1	(1)	2	-	-	-	1	(1)	2
Totals	11	$(41)	$5,128	2	$(488)	$1,481	13	$(529)	$6,609

					December 31, 2011
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
State and political subdivisions	1	$(1)	$412	-	$-	$-	1	$(1)	$412
Corporate	19	(131)	13,489	2	(559)	1,410	21	(690)	14,899
Residential mortgage-backed - US agency	2	(4)	1,896	-	-	-	2	(4)	1,896
Common stock-financial services industry	-	-	-	1	(1)	3	1	(1)	3
Totals	22	$(136)	$15,797	3	$(560)	$1,413	25	$(696)	$17,210

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of September 30, 2012 represents OTTI.  All related securities are rated Baa1 or better by Moody’s or Standard & Poor’s, with the exception of the two corporate securities noted above.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. The Company holds one equity security that had a fair value less than the carrying value at September 30, 2012.   A small common stock investment in The Phoenix Companies has an unrealized loss of  $1,300.  Due to the relatively small size of the unrealized loss and short duration of the loss period, no OTTI is deemed present in relation to this security.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the periods ended September 30:

(In thousands)	2012	2011
Beginning balance – January 1	$-	$875
Reductions for securities sold	-	(875)
Ending balance - September 30	$-	$-

The above credit losses were related to one security that was sold at a small gain during the period ended September 30, 2011.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2012	2011	2012	2011
Realized gains	$30	$469	$191	$796
Realized losses	(12)	-	(12)	(5)
	$18	$469	$179	$791

As of September 30, 2012 and December 31, 2011, securities with a fair value of $39.6 million and $43.1 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $38.4 million and $21.8 million were pledged against certain borrowing arrangements.  Total borrowings of $5.0 million were outstanding relating to the above noted collateralized borrowing arrangements as of both September 30, 2012 and December 31, 2011.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$-	$82	$-	$-	$166	$246	$-	$-
Interest cost	93	103	4	5	305	310	13	15
Expected return on plan assets	(205)	(156)	-	-	(604)	(468)	-	-
Amortization of net losses	74	62	4	5	307	185	11	14
Net periodic plan cost	$(38)	$91	$8	$10	$174	$273	$24	$29

The Company made a contribution in the amount of $2.6 million to the defined benefit pension plan in January of 2012.  The Company will evaluate any need for further contributions to the defined benefit pension plan during the fourth quarter of 2012.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$169,062	$158,384
Construction	2,587	3,935
	171,649	162,319

Commercial loans:
Real estate	79,770	73,420
Lines of credit	13,471	13,791
Other commercial and industrial	27,509	22,701
Municipal	5,063	3,619
	125,813	113,531

Consumer loans:
Home equity and junior liens	22,580	24,171
Other consumer	3,627	4,140
	26,207	28,311

Total loans	323,669	304,161
Net deferred loan costs	481	589
Less allowance for loan losses	(4,433)	(3,980)
Loans receivable, net	$319,717	$300,770

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga, Jefferson, and Oneida counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of September 30, 2012 and December 31, 2011, residential mortgage loans with a carrying value of $62.3 million and $65.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.  Borrowings at the FHLBNY as of September 30, 2012 and December 31, 2011 were $29.0 million and $20.0 million, respectively.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	September 30, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$162,529	$950	$5,583	$-	$169,062
Construction	2,587	-	-	-	2,587
	165,116	950	5,583	-	171,649
Commercial loans:
Real estate	75,148	48	4,574	-	79,770
Lines of credit	12,325	-	1,071	75	13,471
Other commercial and industrial	26,346	-	1,157	6	27,509
Municipal	5,063	-	-	-	5,063
	118,882	48	6,802	81	125,813
Consumer loans:
Home equity and junior liens	20,614	165	1,752	49	22,580
Other consumer	3,349	191	59	28	3,627
	23,963	356	1,811	77	26,207
Total loans	$307,961	$1,354	$14,196	$158	$323,669

	December 31, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$153,049	$1,050	$4,285	$-	$158,384
Construction	3,935	-	-	-	3,935
	156,984	1,050	4,285	-	162,319
Commercial loans:
Real estate	69,737	212	3,471	-	73,420
Lines of credit	12,579	49	1,163	-	13,791
Other commercial and industrial	21,978	89	591	43	22,701
Municipal	3,619	-	-	-	3,619
	107,913	350	5,225	43	113,531
Consumer loans:
Home equity and junior liens	22,500	162	1,456	53	24,171
Other consumer	3,922	61	123	34	4,140
	26,422	223	1,579	87	28,311
Total loans	$291,319	$1,623	$11,089	$130	$304,161

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2012 and December 31, 2011, are detailed in the following tables:

	September 30, 2012

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,838	$1,139	$1,506	$4,483	$164,579	$169,062
Construction	-	-	-	-	2,587	2,587
	1,838	1,139	1,506	4,483	167,166	171,649
Commercial loans:
Real estate	729	46	1,526	2,301	77,469	79,770
Lines of credit	137	500	238	875	12,596	13,471
Other commercial and industrial	272	62	578	912	26,597	27,509
Municipal	-	-	-	-	5,063	5,063
	1,138	608	2,342	4,088	121,725	125,813
Consumer loans:
Home equity and junior liens	334	313	737	1,384	21,196	22,580
Other consumer	43	48	38	129	3,498	3,627
	377	361	775	1,513	24,694	26,207
Total loans	$3,353	$2,108	$4,623	$10,084	$313,585	$323,669

	December 31, 2011
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,870	$934	$1,428	$5,232	$153,152	$158,384
Construction	-	-	-	-	3,935	3,935
	2,870	934	1,428	5,232	157,087	162,319
Commercial loans:
Real estate	2,015	4	1,623	3,642	69,778	73,420
Lines of credit	337	75	467	879	12,912	13,791
Other commercial and industrial	356	392	504	1,252	21,449	22,701
Municipal	-	-	-	-	3,619	3,619
	2,708	471	2,594	5,773	107,758	113,531
Consumer loans:
Home equity and junior liens	357	182	550	1,089	23,082	24,171
Other consumer	55	2	156	213	3,927	4,140
	412	184	706	1,302	27,009	28,311
Total loans	$5,990	$1,589	$4,728	$12,307	$291,854	$304,161

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,506	$1,428
Construction	-	-
	1,506	1,428
Commercial loans:
Real estate	1,526	1,623
Lines of credit	238	467
Other commercial and industrial	578	504
Municipal	-	-
	2,342	2,594
Consumer loans:
Home equity and junior liens	737	550
Other consumer	38	156
	775	706
Total nonaccrual loans	$4,623	$4,728

There were no loans past due ninety days or more and still accruing interest at September 30, 2012 or December 31, 2011.

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”s) in accordance with accounting guidance.  Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties.  These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.  The Company has determined that there were $1.1 million of recorded investment in new TDRs in the three and nine month periods ended September 30, 2012.  The following highlights the qualitative and quantitative information by loan class.

•
Modifications made within the commercial real estate loan class included two loans with a pre-modification and post-modification recorded investment of $564,000 and $358,000, respectively.  Economic concessions granted included interest only periods, extended payment terms and a reduction in loan interest rate.  The Company was required to increase the reserve against these two loans by $211,000 which was a component of the provision for loan losses in the third quarter of 2012.

•
Modifications made within the Home Equity Loan class included two loans with a pre-modification and post-modification recorded investment which was unchanged at $279,000.  Economic concessions granted included interest only periods, extended payment terms and a reduction in loan interest rate.  Additional provision was not required as a result of these modifications.

•
The modification made within the other commercial and industrial loan class included a consolidation of three credit facilities into a single loan with a pre-modification and post-modification recorded investment of $439,000 and $468,000, respectively.  Economic concessions granted included reduced principal amortization and an extended payment term.  Management’s review indicates adequate collateral coverage in support of this loan.  Additional provision was not required as a result of this modification.

There were no payment defaults within the three month and nine month periods ended September 30, 2012 for any TDRs modified during the preceding twelve months.

When the Company modifies a loan within a portfolio segment, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell.  If it is determined that the value of the loan is less than its recorded investment, than impairment is recognized as a component of the provision for loan losses and an associated an increase to the allowance for loan losses, or as a charge-off to the allowance for loan losses in the current period.

Impaired Loans

The following tables summarize impaired loans information by portfolio class at the indicated dates:

	September 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$946	$946	$-	$442	$442	$-
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,340	1,474	-	968	1,096	-
Commercial lines of credit	374	385	-	74	74	-
Other commercial and industrial	672	683	-	257	257	-
Municipal	-	-	-	-	-	-
Home equity and junior liens	346	346	-	312	312	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,188	1,188	208	856	856	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,456	1,456	489	735	735	109
Commercial lines of credit	-	-	-	378	378	178
Other commercial and industrial	296	296	269	122	122	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	156	156	60	136	136	61
Other consumer	6	6	6	-	-	-
Total:
1-4 family first-lien residential mortgages	2,134	2,134	208	1,298	1,298	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	2,796	2,930	489	1,703	1,831	109
Commercial lines of credit	374	385	-	452	452	178
Other commercial and industrial	968	979	269	379	379	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	502	502	60	448	448	61
Other consumer	6	6	6	-	-	-
Totals	$6,780	$6,936	$1,032	$4,280	$4,408	$619

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
1-4 family first-lien residential mortgages	$1,879	$1,004	$1,565	$1,109
Commercial real estate	2,801	2,056	2,449	2,695
Commercial lines of credit	412	37	432	125
Other commercial and industrial	768	930	677	823
Home equity and junior liens	502	568	477	590
Other consumer	5	-	2	-
	$6,367	$4,595	$5,602	$5,342

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
1-4 family first-lien residential mortgages	$34	$6	$80	$29
Commercial real estate	-	26	60	71
Commercial lines of credit	(5)	-	13	-
Other commercial and industrial	11	5	30	18
Home equity and junior liens	4	3	11	14
Other consumer	1		1	-
	$45	$40	$195	$132

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

	For the three months ended September 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$777	$-	$1,587	$398	$698
Charge-offs	(61)	-	-	-	-
Recoveries	23	-	-	-	-
Provisions	27	-	200	12	112
Ending balance	$766	$-	$1,787	$410	$810
Ending balance: related to loans
individually evaluated for impairment	208	-	489	-	269
Ending balance: related to loans
collectively evaluated for impairment	$558	$-	$1,298	$410	$541

Loans receivables:
Ending balance	$169,062	$2,587	$79,770	$13,471	$27,509
Ending balance: individually
evaluated for impairment	2,134	-	2,796	374	968
Ending balance: collectively
evaluated for impairment	$166,928	$2,587	$76,974	$13,097	$26,541

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$131	$119	$4,213
Charge-offs	-	-	(30)	-	(91)
Recoveries	-	1	12	-	36
Provisions	-	(24)	65	(117)	275
Ending balance	$2	$478	$178	$2	$4,433
Ending balance: related to loans
individually evaluated for impairment	-	60	6	-	1,032
Ending balance: related to loans
collectively evaluated for impairment	$2	$418	$172	$2	$3,401

Loans receivables:
Ending balance	$5,063	$22,580	$3,627	$-	$323,669
Ending balance: individually
evaluated for impairment	-	502	6	-	6,780
Ending balance: collectively
evaluated for impairment	$5,063	$22,078	$3,621	$-	$316,889

	For the nine months ended September 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(96)	-	(54)	-	(89)
Recoveries	52	-	14	50	-
Provisions	146	-	481	(103)	250
Ending balance	$766	$-	$1,787	$410	$810

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	(8)	(114)	-	(361)
Recoveries	-	6	42	-	164
Provisions	-	(21)	88	(191)	650
Ending balance	$2	$478	$178	$2	$4,433

	For the three months ended September 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$687	$-	$1,625	$291	$831
Charge-offs	(72)	-	-	(50)	-
Recoveries	16	-	-	1	-
Provisions	23	-	(78)	108	(132)
Ending balance	$654	$-	$1,547	$350	$699
Ending balance: related to loans
individually evaluated for impairment	128	-	306	-	200
Ending balance: related to loans
collectively evaluated for impairment	$526	$-	$1,241	$350	$499

Loans receivables:
Ending balance	$152,841	$3,021	$70,685	$13,772	$22,631
Ending balance: individually
evaluated for impairment	704	-	1,816	74	1,056
Ending balance: collectively
evaluated for impairment	$152,137	$3,021	$68,869	$13,698	$21,575

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$460	$116	$(6)	$4,006
Charge-offs	-	(19)	(37)	-	(178)
Recoveries	-	2	11	-	30
Provisions	-	73	60	91	145
Ending balance	$2	$516	$150	$85	$4,003
Ending balance: related to loans
individually evaluated for impairment	-	61	-	-	695
Ending balance: related to loans
collectively evaluated for impairment	$2	$455	$150	$85	$3,308

Loans receivables:
Ending balance	$2,139	$24,842	$3,743	$-	$293,674
Ending balance: individually
evaluated for impairment	-	448	-		4,098
Ending balance: collectively
evaluated for impairment	$2,139	$24,394	$3,743	$-	$289,576

	For the nine months ended September 30, 2011
	1-4 family
	first-lien	Residential			Other
	residential	mortgage	Commercial	Commercial	commercial
(In thousands)	mortgage	construction	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(131)	-	(71)	(65)	-
Recoveries	49	-	-	1	-
Provisions	(14)	-	414	(165)	198
Ending balance	$654	$-	$1,547	$350	$699

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(43)	(88)	-	(398)
Recoveries	-	7	26	-	83
Provisions	(1)	128	123	(13)	670
Ending balance	$2	$516	$150	$85	$4,003

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $2.0 million of standby letters of credit outstanding as of September 30, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$5,202	$-	$5,202
State and political subdivisions	-	27,114	-	27,114
Corporate	-	23,899	-	23,899
Residential mortgage-backed - US agency	-	54,564	-	54,564
Residential mortgage-backed - private label	-	357	-	357
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,300	-	-	1,300
Large cap equity fund	1,148	-	-	1,148
Other mutual funds	-	297	-	297
Common stock - financial services industry	31	400	-	431
Total investment securities	$2,479	$111,833	$-	$114,312

Interest rate swap derivative	$-	$(210)	$-	$(210)

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$5,073	$-	$5,073
State and political subdivisions	-	20,304	-	20,304
Corporate	-	20,434	-	20,434
Residential mortgage-backed - US agency	-	51,056	-	51,056
Residential mortgage-backed - private label	-	519	-	519
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,024	-	-	1,024
Other mutual funds	-	243	-	243
Common stock - financial services industry	25	419	-	444
Total investment securities	$2,347	$98,048	$-	$100,395

Interest rate swap derivative	$-	$(200)	$-	$(200)

The following tables summarize assets measured at fair value on a nonrecurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	At September 30, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$2,070	$2,070
Foreclosed real estate	$-	$-	$305	$305

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,608	$1,608
Foreclosed real estate	$-	$-	$165	$165

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At September 30, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 35% (24%)
		Costs to Sell	6% - 17% (13%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	0% - 15% (13%)
		Costs to Sell	0% - 7% (6%)

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

Loans – For variable-rate loans that re-price frequently, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and commercial and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.  Loan value estimates include judgments based on expected prepayment rates.  The measurement of the fair value of loans, including impaired loans, is classified within Level 3 of the fair value hierarchy.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at September 30, 2012 and December 31, 2011.

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2012		December 31, 2011
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$14,074	$14,074	$10,218	$10,218
Interest earning time deposits	1	2,000	2,000	2,000	2,000
Investment securities	1	2,776	2,776	2,347	2,347
Investment securities	2	111,536	111,536	98,048	98,048
Federal Home Loan Bank stock	2	1,910	1,910	1,528	1,528
Net loans	3	319,717	333,345	300,770	310,218
Accrued interest receivable	1	1,921	1,921	1,685	1,685

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$230,773	$230,773	$214,318	$214,318
Time Deposits	2	163,065	165,604	151,811	154,836
Borrowings	2	34,991	36,031	26,074	27,322
Junior subordinated debentures	2	5,155	5,155	5,155	5,155
Accrued interest payable	1	129	129	145	145
Interest rate swap derivative	2	210	210	200	200
Off-balance sheet instruments:
Standby letters of credit		$-	$-	$-	$-
Commitments to extend credit		$-	$-	$-	$-

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition:

		September 30,	December 31,
(In thousands)		2012	2011
Cash flow hedge:
	Other liabilities	$210	$200

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows

	Three Months Ended September 30,
(In thousands)	2012	2011
Balance as of June 30:	$(205)	$(135)
Amount of losses recognized in other comprehensive income	(18)	(87)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	13	17
Balance as of September 30:	$(210)	$(205)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Balance as of January 1:	$(200)	$(110)
Amount of losses recognized in other comprehensive income	(53)	(141)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	43	46
Balance as of September 30:	$(210)	$(205)

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

(11)  Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date that these consolidated financial statements were issued.  On September 27, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $.03 per common share.  The dividend is payable on November 1, 2012 to shareholders of record on October 12, 2012.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At September 30, 2012, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the outstanding common stock.

The following discussion reviews the Company's financial condition at September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011.

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

Overview and Results of Operations

For the third quarter of 2012, net income was $670,000 as compared to $874,000 for the third quarter of 2011 due principally to net gains on the sales and redemptions of investment securities in 2011 that were $451,000 greater than that recorded in the third quarter of this year.

Through the first nine months of 2012, net income was $1.9 million, unchanged from net income recorded through the first nine months of 2011.

The Company’s return on average assets and return on average equity for the third quarter of 2012 were 0.57% and 6.59%, respectively, as compared to 0.83% and 9.97% for the same prior year period.  Return on average assets and return on average equity for the nine month period ended September 30, 2012 was 0.55% and 6.53%, respectively, as compared to 0.61% and 7.69% for the same prior year period.

Average assets for the third quarter of 2012 were $471.7 million, or 12.6% greater than the comparable prior year period.  The increase was attributable to increases in residential mortgages, mortgage-backed securities, and non-taxable investment securities.  Average assets for the nine month period ended September 30, 2012 were $464.6 million, or 11.8% greater than the comparable prior year period.

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

	For the Three Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$170,595	$2,041	4.79%	$154,370	$2,017	5.23%
Real estate loans commercial	73,426	1,023	5.57%	70,794	1,157	6.54%
Commercial loans	44,074	552	5.01%	37,941	486	5.12%
Consumer loans	26,794	372	5.55%	28,444	440	6.19%
Taxable investment securities	94,587	477	2.02%	76,234	522	2.74%
Tax-exempt investment securities	25,106	288	4.59%	10,103	123	4.87%
Interest-earning time deposit	2,000	6	1.20%	-	-	0.00%
Interest-earning deposits	2,901	1	0.14%	6,582	1	0.06%
Total interest-earning assets	439,483	4,760	4.33%	384,468	4,746	4.94%
Noninterest-earning assets:
Other assets	33,725			36,403
Allowance for loan losses	(4,264)			(4,072)
Net unrealized gains
on available for sale securities	2,733			2,073
Total assets	$471,677			$418,872
Interest-bearing liabilities:
NOW accounts	$33,169	23	0.28%	$30,727	24	0.31%
Money management accounts	14,235	9	0.25%	12,897	11	0.34%
MMDA accounts	74,380	102	0.55%	59,160	106	0.72%
Savings and club accounts	65,793	13	0.08%	62,006	20	0.13%
Time deposits	163,625	567	1.39%	141,254	649	1.84%
Junior subordinated debentures	5,155	40	3.10%	5,155	41	3.18%
Borrowings	29,999	209	2.77%	29,176	222	3.03%
Total interest-bearing liabilities	386,356	963	1.00%	340,375	1,073	1.26%
Noninterest-bearing liabilities:
Demand deposits	40,914			38,867
Other liabilities	3,766			4,555
Total liabilities	431,036			383,797
Shareholders' equity	40,641			35,075
Total liabilities & shareholders' equity	$471,677			$418,872
Net interest income		$3,797			$3,673
Net interest rate spread			3.36%			3.68%
Net interest margin			3.46%			3.82%
Ratio of average interest-earning assets
to average interest-bearing liabilities			113.75%			112.95%

	For the Nine Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$166,731	$6,168	4.93%	$151,445	$5,980	5.26%
Real estate loans commercial	70,500	3,093	5.85%	69,702	3,312	6.34%
Commercial loans	44,039	1,571	4.76%	38,396	1,408	4.89%
Consumer loans	27,403	1,160	5.64%	28,542	1,282	5.99%
Taxable investment securities	96,912	1,483	2.04%	79,793	1,788	2.99%
Tax-exempt investment securities	22,919	809	4.71%	9,615	348	4.83%
Interest-earning time deposit	2,000	18	1.20%	-	-	0.00%
Interest-earning deposits	1,721	3	0.23%	4,680	3	0.09%
Total interest-earning assets	432,225	14,305	4.41%	382,173	14,121	4.93%
Noninterest-earning assets:
Other assets	34,108			35,919
Allowance for loan losses	(4,156)			(3,848)
Net unrealized gains
on available for sale securities	2,393			1,206
Total assets	$464,570			$415,450
Interest-bearing liabilities:
NOW accounts	$31,712	61	0.26%	$30,611	65	0.28%
Money management accounts	14,522	35	0.32%	12,695	32	0.34%
MMDA accounts	77,597	325	0.56%	62,080	317	0.68%
Savings and club accounts	64,093	41	0.09%	60,931	63	0.14%
Time deposits	158,989	1,749	1.47%	139,033	1,966	1.89%
Junior subordinated debentures	5,155	127	3.28%	5,155	122	3.16%
Borrowings	29,455	637	2.88%	31,981	717	2.99%
Total interest-bearing liabilities	381,523	2,975	1.04%	342,486	3,282	1.28%
Noninterest-bearing liabilities:
Demand deposits	39,990			35,355
Other liabilities	3,897			4,905
Total liabilities	425,410			382,746
Shareholders' equity	39,160			32,704
Total liabilities & shareholders' equity	$464,570			$415,450
Net interest income		$11,330			$10,839
Net interest rate spread			3.37%			3.65%
Net interest margin			3.50%			3.78%
Ratio of average interest-earning assets
to average interest-bearing liabilities			113.29%			111.59%

Net interest income, on a tax-equivalent basis, increased to $3.8 million for the three months ended September 30, 2012, from $3.7 million for the three months ended September 30, 2011.  This was due to an increase in average earning assets between the year over year quarters, and partially offset by the decrease in net interest margin, which has been a continuing trend for several quarters.

For the first nine months of 2012, net interest income improved, driven by a strong increase in interest earning assets and again, partially offset by net interest margin compression.  The decline in the yield on interest earning assets outpaced the decline in the cost of interest bearing liabilities.

As indicated in the three month table above and in the rate/volume analysis below, total interest income on a tax-equivalent basis increased $14,000 due principally to an increase in average balances of tax-exempt investment securities, commercial loans, and residential real estate loans, offset by reductions in the yield for each of these products.  The yield on all classes of asset products decreased, with the most significant yield decrease reported in real estate commercial loans as maturing loans and payoffs were replaced with those of lower rates reflecting current market conditions.  Additionally, taxable investment securities yields also decreased significantly as maturing mortgage-backed securities and other securities were replaced with those of shorter duration at  lower market rates to accommodate the liquidity needs of our loan growth initiatives.

Referencing the nine month table above and in the rate/volume analysis below, tax-equivalent interest income increased $184,000 between the year over year nine month periods.  This was principally due to the increase in average balances of residential real estate loans, taxable and tax-exempt investment securities and commercial loans, partially offset by declines in yields for each of these products.

Interest expense decreased $110,000 between year over year third quarter periods, as indicated in the above three month table.  The primary reason for the decline was lower rates paid on time deposits as higher cost maturing time deposits were replaced with lower cost time deposits at current market rates.

Interest expense for the nine month period ended September 30, 2012 decreased $307,000 due principally to the decrease in rates paid on all deposit products, with the most significant impact stemming from lower rates paid on time deposits.

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

	Three Months Ended September 30			Nine Months Ended September 30
	2012 vs. 2011			2012 vs. 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$772	$(748)	$24	$729	$(541)	$188
Real estate loans commercial	248	(382)	(134)	59	(278)	(219)
Commercial loans	132	(66)	66	224	(61)	163
Consumer loans	(25)	(43)	(68)	(50)	(72)	(122)
Taxable investment securities	504	(549)	(45)	488	(793)	(305)
Tax-exempt investment securities	214	(49)	165	476	(15)	461
Interest-earning time deposits	6	-	6	18	-	18
Interest-earning deposits	-	-	-	(4)	4	-
Total interest income	1,851	(1,837)	14	1,940	(1,756)	184
Interest Expense:
NOW accounts	8	(9)	(1)	3	(7)	(4)
Money management accounts	6	(8)	(2)	5	(2)	3
MMDA accounts	103	(107)	(4)	93	(85)	8
Savings and club accounts	8	(15)	(7)	5	(27)	(22)
Time deposits	511	(593)	(82)	372	(590)	(218)
Junior subordinated debentures	-	(1)	(1)	-	5	5
Borrowings	(8)	(5)	(13)	(54)	(25)	(79)
Total interest expense	628	(738)	(110)	424	(731)	(307)
Net change in net interest income	$1,223	$(1,099)	$124	$1,516	$(1,025)	$491

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.  The Company recorded $275,000 in provision for loan losses for the three-month period ended September 30, 2012, as compared to $145,000 for the three-month period ended September 30, 2011.  This increase is principally due to the increase in gross loans reported over the third quarter of 2012.  Net charge-offs for the third quarter of 2012 were $55,000 as compared to net charge-offs of $148,000 for the third quarter of 2011.

For the nine-month period ended September 30, 2012, the Company recorded $650,000 in provision for loan losses, slightly less than the $670,000 recorded in the third quarter of 2011.  The Company considers asset quality to be stable with some asset quality metrics improving and others worsening.  Asset quality metrics that improved were annualized net loan charge-offs to average loans which were 0.09% for the first nine months of 2012 as compared to 0.15% for the comparable prior year period.  Also, non-performing loans to period end loans at September 30, 2012 were 1.43% as compared to 1.55% and 1.46% at December 31, 2011 and September 30, 2011, respectively.  The improvement between December 31, 2011 and September 30, 2012 reflects the decrease in non-performing loans between these two dates and an increase in new loan originations recorded in the current year third quarter.  Asset quality metrics that worsened between December 31, 2011 and September 30, 2012 included the increase in impaired loans from $4.3 million to $6.8 million, respectively, between these two dates.  The majority of this increase was principally due to increases in commercial real estate and 1-4 family residential mortgages.   Additionally, the related allowance on impaired loans increased from $619,000 to $1.0 million between these two dates, with the majority of this increase within the commercial real estate impaired loan class.

Delinquency trends of past due 1-4 family residential mortgages and the commercial loan segment improved as of September 30, 2012 when compared to December 31, 2011.  Delinquency trends of the consumer segment however, particularly home equity loans and junior liens deteriorated on a linked quarter basis and compared to December 31, 2011.  Management continues to monitor this trend closely and is working with our borrowers to mitigate loss.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2012	2011	Change
Service charges on deposit accounts	$285	$283	$2	0.7%
Earnings and gain on bank owned life insurance	46	45	1	2.2%
Loan servicing fees	51	63	(12)	-19.0%
Debit card interchange fees	105	93	12	12.9%
Other charges, commissions and fees	150	130	20	15.4%
Noninterest income before gains	637	614	23	3.7%
Net gains on sales and redemptions of investment securities	18	469	(451)	-96.2%
Net gains (losses) on sales of loans and foreclosed real estate	6	(80)	86	-107.5%
Total noninterest income	$661	$1,003	$(342)	-34.1%

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	Change
Service charges on deposit accounts	$838	$854	$(16)	-1.9%
Earnings and gain on bank owned life insurance	235	162	73	45.1%
Loan servicing fees	159	155	4	2.6%
Debit card interchange fees	308	273	35	12.8%
Other charges, commissions and fees	423	403	20	5.0%
Noninterest income before gains	1,963	1,847	116	6.3%
Net gains on sales and redemptions of investment securities	179	791	(612)	-77.4%
Net gains (losses) on sales of loans and foreclosed real estate	31	(40)	71	-177.5%
Total noninterest income	$2,173	$2,598	$(425)	-16.4%

As indicated above, noninterest income for the third quarter and nine month periods of 2012 decreased when compared to the same prior year periods due principally to significant net gains from the sale of investment securities in 2011.  The Company completed portfolio restructuring to accommodate the liquidity as part of its planned loan growth. Earnings on bank owned life insurance for the nine month period of 2012 exceeded the same prior year period due to higher levels of cash values and income from a claim on bank owned life insurance due to the passing of a former Company director.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended September 30,
(Dollars In thousands)	2012	2011	Change
Salaries and employee benefits	$1,733	$1,787	$(54)	-3.0%
Building occupancy	348	316	32	10.1%
Data processing	390	349	41	11.7%
Professional and other services	174	219	(45)	-20.5%
Advertising	108	91	17	18.7%
FDIC assessments	78	(8)	86	-1075.0%
Audits and exams	73	62	11	17.7%
Other expenses	274	392	(118)	-29.8%
Total noninterest expense	$3,178	$3,208	$(30)	-0.9%

	Nine Months Ended September 30,
(Dollars In thousands)	2012	2011	Change
Salaries and employee benefits	$5,576	$5,260	$316	6.0%
Building occupancy	1,077	1,038	39	3.8%
Data processing	1,072	1,054	18	1.7%
Professional and other services	473	504	(31)	-6.2%
Advertising	268	366	(98)	-26.8%
FDIC assessments	233	316	(83)	-26.3%
Audits and exams	184	181	3	1.7%
Other expenses	1,106	1,175	(69)	-5.9%
Total noninterest expense	$9,989	$9,894	$95	1.0%

As indicated above, noninterest expense for the year over year third quarter periods remained essentially unchanged, aided by the third quarter 2012 reduction of pension expenses which, as one of its components, allowed salaries and employee benefits to slightly decrease in the third quarter of 2012 as compared to the same prior year period.  Additionally, other expenses decreased due to the Company’s review of its liability in connection with its debit card rewards program which caused a reduction to expense.  Offsetting these reductions was an increase in FDIC assessment expenses, when compared to the third quarter of 2011.  The Company recorded the impact of the reduced assessment in the third quarter of 2011 reflecting the change in the assessment formula.

For the nine month period, noninterest expense was unchanged at approximately $10.0 million.  Advertising expenses decreased for the year over year nine month period as 2011 included a heightened level of advertising expenses for the successful launch of the Cicero branch.  FDIC assessment expenses decreased as compared to the prior year due to the change in the assessment method that became effective in the second quarter of 2011.  This was offset by the year over year increase in personnel expenses resulting from wage increases and increased pension expenses up to the time we froze the pension plan in the second quarter of 2012.

Income Tax Expense

Income taxes expense decreased by $173,000 for the quarter ended September 30, 2012 as compared to the same period in 2011 primarily due to a decrease in income before taxes and a decrease in the effective tax rate to 25.0% as compared to 31.2% for the same prior year period.  The effective tax rate reduction was principally due to a greater proportion of tax-exempt items to the total pretax income in the third quarter of 2012 as compared to the third quarter of 2011.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance and other tax saving strategies.

Income tax expenses decreased $190,000 for the nine month period ended September 30, 2012.  The effective tax rate for the first nine months of 2012 was 25.0% as compared to 30.6% for the first nine months of 2011; the decrease is due to the reasons stated above.

Earnings per Share

Basic and diluted earnings per share were $0.22 in the third quarter of 2012 as compared to basic earnings per share of $0.12 and diluted earnings per share of $0.11 in the third quarter of 2011.  This increase was due to net income available to common shareholders being reduced in the third quarter of 2011 due to the accelerated accretion of $470,000 of preferred stock discount as a result of the Company’s participation in, and exit from, the U.S. Treasury’s Capital Purchase Program.

For the nine months ended September 30, 2012, basic and diluted earnings per share were $0.62 as compared to basic earnings per share of $0.43 and diluted earnings per share of $0.42 for the same prior year period.  This improvement was for reasons similar to those provided above.

Changes in Financial Condition

Assets

Total assets increased to $479.4 million at September 30, 2012, from $443.0 million at December 31, 2011.  The increase in total assets was primarily the result of an increase of $14.0 million in the investment securities portfolio and a $19.4 million increase in gross loans.  Funds received by the Company following its participation in Treasury’s SBLF program were invested in shorter term taxable and tax-exempt securities to allow subsequent funding of targeted loan growth in support of the Company’s strategic plan.

Liabilities

Total liabilities increased to $438.4 million at September 30, 2012, from $405.1 million at December 31, 2011.  Deposits increased $27.7 million due to an increase in brokered deposits, the opening of the Cicero branch, and growth throughout the remaining branches.  In addition, short term borrowings increased $9.0 million over this same time period.  Over 89% of our deposits are interest-bearing.  This increase in deposits was partially offset by reductions in other liabilities of $3.3 million due principally to the Company’s election to make a $2.6 million pension contribution in the first quarter of 2012 to reduce the pension liability and the subsequent election by the Company to freeze the pension plan in the second quarter of 2012 which had a further impact on reducing the pension liability.  More details on the pension plan freeze can be found in Note 5 to these financial statements.

Capital

Shareholders' equity of $40.9 million increased $3.1 million as compared to December 31, 2011 due principally to $1.9 million in net income through the period, the $1.2 million impact from the decision to freeze the pension plan, and the $823,000 after tax impact of increases in unrealized gains on available for sale securities.  These increases were partially offset by dividends payable on the preferred stock held by the SBLF, dividends paid to common shareholders and the redemption of CPP warrants from the U.S. Treasury in 2012.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2012, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total Core Capital (to Risk-Weighted Assets)	$46,166	14.5%	$25,554	8.0%	$31,943	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,993	13.2%	$12,777	4.0%	$19,166	6.0%
Tier 1 Capital (to Assets) (1)	$41,993	8.9%	$18,983	4.0%	$23,729	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

(1) As of March 31, 2012, the Federal Financial Institutions Examination Council changed the computation for the Tier 1 Capital ratio as it applies to the Bank’s designation as a savings association.  The denominator has changed from using the average assets over the prior three months to the assets on the statement of condition as of the end of the March 31, 2012 and subsequent reporting quarters.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Nonaccrual loans:
Commercial real estate and commercial	$2,342	$2,594	$2,554
Consumer	775	706	649
Residential real estate	1,506	1,428	1,082
Total nonaccrual loans	4,623	4,728	4,285
Total non-performing loans	4,623	4,728	4,285
Foreclosed real estate	429	536	562
Total non-performing assets	$5,052	$5,264	$4,847

Troubled debt restructurings not included above	$982	$594	$598

Non-performing loans to total loans	1.43%	1.55%	1.46%
Non-performing assets to total assets	1.05%	1.19%	1.15%

Non-performing assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

As indicated in the above table, total non-performing loans decreased modestly at September 30, 2012, when compared to December 31, 2011, but slightly above the amounts recorded at September 30, 2011.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $4.4 million, adequately addresses the current level of risk within the loan portfolio.  The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate balances decreased $107,000 to $429,000 at September 30, 2012, from December 31, 2011 as the Company successfully reduced its inventory of other real estate properties from eleven to eight.  Through the nine months of 2012, the sale of nine properties resulted in a net gain of $19,000.  As indicated above, the current level of foreclosed real estate balances have significantly decreased from the balances recorded a year ago.

The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory and the loan is past due 90 days or more.  There are no loans that are past due 90 days or more and still accruing interest.  The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan.

The measurement of impaired loans is generally based upon the fair value of the collateral with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial and commercial real estate loans.  At September 30, 2012 and December 31, 2011, the Company had $6.8 million and $4.3 million in loans, which were deemed to be impaired, having specific reserves of $1.0 million and $619,000, respectively.

Management has identified potential problem loans totaling $8.8 million as of September 30, 2012, compared to $8.0 million as of December 31, 2011.  This increase in problem loans reflects increases in classifications of 1-4 family residential mortgages and home equity and junior liens.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at September 30, 2012 was 1.37% as compared to December 31, 2011 of 1.31%.  The increase was driven by the required provision for loan losses prompted by the strong increase in gross loans reported in the third quarter of 2012, and an increase in the related allowance for impaired commercial real estate loans between June 30, 2012 and September 30, 2012.

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

Liquidity

Liquidity management involves the Company’s ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate the Company on an ongoing basis.  The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans, maturities of investment securities and other short-term investments and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company manages the pricing of deposits to maintain a desired deposit balance.  In addition, the Company invests excess funds in short-term interest-earning and other assets which provide liquidity to meet lending requirements.

The Company's liquidity has been enhanced by its membership in the Federal Home Loan Bank of New York, whose competitive advance programs and lines of credit provide the Company with a safe, reliable and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

For the first nine months of 2012, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $35.5 million generated by increased balances of demand and savings deposits, money market deposit accounts, certificates of deposits, brokered deposits and short-term borrowings.  This was invested in available for sale investment securities of $13.2 million, net, and loan generation of $20.0 million.  As a recurring source of liquidity, the Company’s investment securities provided $20.9 million in proceeds from maturities and principal reductions through the first nine months of 2012.  Net cash provided by operating activities for this same period was $1.8 million.

The Company has a number of existing credit facilities available to it.  At September 30, 2012, total credit available to the Company under the existing lines of credit is approximately $109.3 million.  At September 30, 2012, the Company has $34.0 million outstanding on its existing lines of credit with $75.3 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2012, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

 PATHFINDER BANCORP, INC.

November 13, 2012                                                                 /s/ Thomas W. Schneider
  Thomas W. Schneider
                                  President and Chief Executive Officer

November 13, 2012                                                                  /s/ James A. Dowd
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
November 13, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
November 13, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2012 and that to the best of his knowledge:

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
November 13, 2012	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
November 13, 2012	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

