Form 10-K
period 2012-12-31
PATHFINDER BANCORP INC
filed 2013-03-18
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

                     For the fiscal year ended December 31, 2012.

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or
* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________ to ______________.

Commission file number: 000-23601

PATHFINDER BANCORP, INC.
        (Exact name of registrant as specified in its charter)
                                       Federal                                                                                                                                                                                                                                                                                                                16-1540137
(State or other jurisdiction of incorporation or organization                                                                                                                                                                                                                                      (I.R.S. Employer Identification No.

                   214 West First Street Oswego NY                                                                                                                                                                    13126
             (Address of principal executive offices)                                                                                                                                                                                                                                                                 (Zip Code)

Registrant's telephone number, including area code:  (315) 343-0057

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the NASDAQ Capital Market, was approximately $9.3 million.
As of March  12, 2013, there were 2,618,182 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2012
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

ITEM 1: BUSINESS

General

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank").  The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company").   At December 31, 2012, the Mutual Holding Company held 1,583,239 shares of the Company’s common stock (“Common Stock”), the public and the Employee Stock Ownership Plan (“ESOP”), collectively, held 1,034,943 shares (the "Minority Stockholders").  At December 31, 2012, Pathfinder Bancorp, Inc. and subsidiaries had total assets of $477.8 million, total deposits of $391.8 million and shareholders' equity of $40.7 million.

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

The Bank has Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2012, Pathfinder REIT, Inc. held $21.6 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership in Whispering Oaks Development Corp., a New York corporation, which is retained in case the need to operate or develop foreclosed real estate emerges.

Additionally, the Bank has 100% ownership in Pathfinder Risk Management Company, Inc. which was established to record the 51% controlling interest upon the purchase of the Fitzgibbons Agency, an Oswego County property and casualty and life and health insurance business with $400,000 in annual revenues.  The Company has received all required regulatory approvals and, pending the completion of the final stages of due diligence to affirm the purchase price allocation, this transaction is targeted to close prior to mid-year 2013.

Finally, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

Employees

As of December 31, 2012, the Bank had 102 full-time employees and 16 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

REGULATION AND SUPERVISION

General

The Company and the Mutual Holding Company are federally chartered and, up until July 21, 2011, were subject to the regulations of the Office of Thrift Supervision ("OTS") as savings and loan holding companies.  However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, the OTS’s functions relating to savings and loan holding companies were thereafter transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve”).  The Company and the Mutual Holding Company (“MHC”) are regulated as of the above date by the Federal Reserve.

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

Dodd-Frank Act

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has changed the current primary federal regulator of the Company and the Mutual Holding Company from the OTS to the Federal Reserve.  Under the Dodd-Frank Act, the Federal Reserve now supervises and regulates all savings and loan holding companies, such as the Company and the Mutual Holding Company.  The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital requirements of insured depository institutions, which cannot be lower than the standards in effect when the legislation was enacted and directs the federal banking regulators to implement new leverage and capital requirements.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  Moreover, the Mutual Holding Company requires the approval of the Federal Reserve before it may waive the receipt of any dividends from the Company, and there is no assurance that the Federal Reserve will approve future dividend waivers or what conditions it may impose on such waivers. In fact, by adopting Section 239.8(d) of regulation MM of the Interim final rule regarding dividends waived by Mutual Holding Companies, the Federal Reserve has practically assured that Mutual Holding Companies such as Pathfinder Bancorp, MHC will not be able to waive dividend payments from their mid-tier holding companies.  See “Federal Holding Company Regulation—Waivers of Dividends by Mutual Holding Company” below.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Pathfinder Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also provides for regulations requiring originators of certain securitized loans to retain a percentage of the risk for transferred loans, established regulatory rate-setting for certain debit and interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution.  The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor,  and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials. These particular requirements were not imposed on the Company in 2012.  The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

FDIC Insurance on Deposits

The Federal Deposit Insurance Corporation, or FDIC, insures deposits at FDIC insured financial institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC generally up to a maximum of $250,000 per depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges the insured financial institutions assessments to maintain the Deposit Insurance Fund.

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

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.  Unlike the FDIC’s Temporary Liquidity Guarantee Program, the insurance provided under the Dodd-Frank Act did not extend to low-interest NOW accounts, and there was no separate assessment on covered accounts.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2012, the Bank paid $27,000 in fees related to the FICO.

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

The FDIC may set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all FDIC-insured depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019.  However, the agencies have indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

SBLF Participation

On September 1, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury (“Treasury”) pursuant to which the Company sold to the Treasury 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.  This transaction was entered into as part of the Treasury’s Small Business Lending Fund Program (“SBLF”).  In connection therewith, the Company redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) it sold to the Treasury on September 11, 2009 in connection with the Treasury’s Capital Purchase Program (“CPP”).  The Company paid $6,786,045 to the Treasury to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.  In connection with our participation in SBLF, the Company repurchased from Treasury, a warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock at an exercise price per share of $6.58.  The Warrant was previously issued to Treasury in connection with the Company’s participation in the CPP.  The repurchase price of the Warrant was an agreed upon price of $537,633.

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Bank.  The dividend rate for dividend periods subsequent to the initial period will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.   The Company’s dividend rate as of the date of this report is 1.00%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

The Company’s ability to pay common stock dividends is conditional on payment of the Series B Preferred Stock Dividends described above.  In addition, the SBLF program requires the Company to file quarterly reports on QSBL lending, which must be audited annually.  The Company must also outreach and advertise the availability of QSBL to organizations and individuals who represent minorities, woman and veterans.  The Company must annually certify that no business loans are made to principals of businesses who have been convicted of a sex crime against a minor.  Finally, the SBLF program requires the Company to file quarterly, annual and other reports provided to shareholders concurrently with the Treasury.

Limitations on Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  New York law also restricts the Bank from declaring a dividend that would reduce its capital below the amount that is required to be maintained by state law and regulation.  The Bank is also subject to dividend notification requirements to the Federal Reserve by virtue of the Company being a savings and loan holding company.  The Federal Reserve may object to a proposed dividend if the Bank will become undercapitalized or the dividend is deemed to be unsafe or unsound or violate a law, regulation or order.

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

The Bank currently meets the criteria to be classified as a "well capitalized" savings institution.  The previously mentioned proposed capital rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

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

In order for the Company and the Mutual Holding Company to be regulated as savings and loan holding companies (rather than as bank holding companies), Pathfinder Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Pathfinder Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2012 Pathfinder Bank met the Qualified Thrift Lender test.

Supervisory Agreement

During May 2009, the Company entered into a Supervisory Agreement with the OTS.  The agreement was issued in connection with the identification of certain violations of applicable statutory and regulatory restrictions on capital distributions and transactions with affiliates.  As a result of the identified violations, the Company recorded $41,000 of income relating to certain transactions with its unconsolidated parent company Pathfinder Bancorp, MHC.  In addition the Company is prohibited from accepting or directing Pathfinder Bank to declare or pay a dividend or other capital distributions without the prior written approval of the OTS.  With the change in our Holding Company regulator to the Federal Reserve, this Supervisory Agreement is now with that Regulator.  All violations have been corrected and the Company believes it is in compliance with the Agreement.

Federal Holding Company Regulation

General.  The Company and the Mutual Holding Company have elected to be regulated as nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  The Company and the Mutual Holding Company are registered with the Federal Reserve and are subject to Federal Reserve regulations, examinations, supervision and reporting requirements.  As such, the Federal Reserve has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  The Federal Reserve assumed regulatory authority over savings and loan holding companies from OTS on July 21, 2011, pursuant to the Dodd-Frank Act.  See “The Dodd-Frank Act” above.

Permitted Activities.  Under federal regulation and policy, a mutual holding company and a federally chartered mid-tier holding company, such as the Company, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity that (A)  has been deemed to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Federal Reserve, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage in March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act (provided certain criteria are met), including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the Federal Reserve.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources, future prospects of the company and association involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific consolidated regulatory capital requirements.  The Dodd-Frank Act, however, requires the promulgation of such capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from tier 1 capital that are currently includable for bank holding companies, such as trust preferred securities.  The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less.  The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply.  The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies.  However, notwithstanding the Dodd-Frank Act’s language, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, so it is uncertain whether any final rule will do so.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past three years, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by Mutual Holding Company.  The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like the Mutual Holding Company, the Federal Reserve “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  The Dodd-Frank Act further provides that the Federal Reserve may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as the Mutual Holding Company in the future, or as to what conditions the Federal Reserve may place on any dividend waivers.  The Mutual Holding Company has not requested a current dividend waiver and, is not planning to waive future dividends at this time.

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

Securities and Exchange Commission Reporting

The Company maintains an Internet website located at www.pathfinderbank.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.  These reports are made available as soon as reasonably practicable after filing with the Securities and Exchange Commission.  The Company has also made available on its website its Audit Committee Charter, Compensation Committee Charter, Governance Guidelines (which serve as the Nominating / Governance Committee’s charter) and Code of Ethics.

The Company's Annual Report on Form 10-K may be accessed on the Company's website at www.pathfinderbank.com/annualmeeting.

Federal Reserve System

The Federal Reserve requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts).  At December 31, 2012, the Bank was in compliance with these reserve requirements.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, six branch offices located in Oswego County, and a branch location in Onondaga County.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2012.  The aggregate net book value of the Bank's premises and equipment was $10.1 million at December 31, 2012.  For additional information regarding the Bank's properties, see Notes 8 and 16 to the Consolidated Financial Statements.

LOCATION	OPENING DATE	OWNED/LEASED
Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

(1)	The building is owned; the underlying land is leased with an annual rent of $22,000
(2)	The building is owned; the underlying land is leased with an annual rent of $31,000

ITEM 3: LEGAL PROCEEDINGS

There are various claims and lawsuits to which the Company is periodically involved that are incidental to the Company's business.  In the opinion of management, such claims and lawsuits in the aggregate are not expected to have a material adverse impact on the Company's consolidated financial condition and results of operations.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the NASDAQ Capital Market under the symbol "PBHC".  There were 442 shareholders of record as of March 12, 2013.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2012	$11.00	$10.00	$0.03
September 30, 2012	$10.65	$9.00	$0.03
June 30, 2012	$10.00	$8.80	$0.03
March 31, 2012	$9.75	$8.83	$0.03
December 31, 2011	$10.20	$8.01	$0.03
September 30, 2011	$10.08	$8.33	$0.03
June 30, 2011	$10.25	$8.87	$0.03
March 31, 2011	$10.15	$8.18	$0.03

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock.  The Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries results of operations and financial condition, tax considerations, and general economic conditions.  The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend.  Dividend waivers must receive the non-objection of the Federal Reserve and the approval of the Mutual Holding Company’s members who are comprised of the Bank’s depositors.  Historically, the Federal Reserve has not provided its non-objection to the waiver of dividends by mutual holding companies.  The Mutual Holding Company did not waive the right to receive its portion of the cash dividends declared during 2012 or 2011.

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

	2012	2011	2010	2009	2008
Year End (In thousands)
Total assets	$477,796	$442,980	$408,545	$371,692	$352,760
Loans receivable, net	329,247	300,770	281,648	259,387	247,400
Deposits	391,805	366,129	326,502	296,839	269,438
Equity	40,747	37,841	30,592	29,238	19,495

For the Year (In thousands)
Net interest income	$14,857	$14,263	$13,331	$11,777	$10,675
Core noninterest income (a)	2,627	2,451	2,854	2,724	2,786
Net gains/(losses) on sales, redemptions and
impairment of investment securities	375	791	211	112	(2,191)
Net gains (losses) on sales of loans and
foreclosed real estate	61	(50)	(45)	54	(44)
Noninterest expense (b)	13,207	12,758	11,274	10,381	9,882
Regulatory assessments	311	390	515	745	53
Net income	2,648	2,323	2,505	1,615	368

Per Share
Net income (basic)	$0.88	$0.53	$0.82	$0.61	$0.15
Net income (diluted)	0.87	0.52	0.82	0.61	0.15
Book value per common share	10.60	9.49	9.81	9.31	8.04
Tangible book value per common share (c)	9.13	8.02	8.26	7.77	6.50
Cash dividends declared	0.12	0.12	0.12	0.12	0.41

Ratios
Return on average assets	0.57%	0.55%	0.64%	0.45%	0.11%
Return on average equity	6.68	6.75	8.07	7.04	1.70
Return on average tangible equity (c)	7.40	7.59	9.20	8.45	2.07
Average equity to average assets	8.48	8.21	7.89	6.40	6.32
Dividend payout ratio (d)	11.37	12.87	11.90	18.45	232.61
Allowance for loan losses to loans receivable	1.35	1.31	1.28	1.17	0.99
Net interest rate spread	3.38	3.62	3.58	3.40	3.22
Noninterest income to average assets	0.66	0.76	0.77	0.81	0.16
Noninterest expense to average assets	2.89	3.14	3.00	3.10	2.91
Efficiency ratio (e)	75.53	77.56	71.95	76.36	73.02

(a)	Exclusive of net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.
(b)	Exclusive of regulatory assessments.
(c)	Tangible equity excludes intangible assets.
(d)	The dividend payout ratio is calculated using dividends declared and not waived by the Mutual Holding Company, divided by net income.
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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 11 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2012, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and the public held 39.5% of the outstanding common stock.

The Company's business strategy is to operate as a well-capitalized, profitable, and independent community bank dedicated to providing value-added products and services to our customers.  Generally, the Company has sought to implement this strategy by emphasizing retail, business, and municipal deposits as its primary source of funds.  These funds are redeployed in locally-originated residential first mortgage loans, loans to business enterprises operating in its markets, and, to a lesser extent, in investment securities. Specifically, the Company's business strategy incorporates the following elements: (i) operating as an independent community-oriented financial institution; (ii) maintaining capital in excess of regulatory requirements; (iii) emphasizing investment in one-to-four family residential mortgage loans, loans to small businesses, and investment securities; and (iv) maintaining a strong retail, business and municipal deposit base.

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage and other loans, investment securities and other assets, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company's net income is also affected by its provision for loan losses, noninterest income; (service charges and servicing rights, net gains and losses on sales and redemptions of securities, loans and foreclosed real estate), noninterest expense; (employee compensation and benefits, occupancy and equipment costs, data processing costs), and income taxes.  Earnings of the Company are also  affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.  These events are beyond the control of the Company.  In particular, the general level of market interest rates tend to be highly cyclical.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values, and information used to record valuation adjustments for certain assets and liabilities, are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the annual evaluation of the Company’s goodwill for possible impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available. Management performs an annual evaluation of the Company’s goodwill for possible impairment.  Based on the results of the 2012 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2012.  The evaluation approach is described in Note 9 of the consolidated financial statements.

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all loans identified as being impaired with a balance in excess of $100,000 which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company’s impaired loans are collateral-dependent.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at December 31, 2012, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities, which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.   In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

The estimation of fair value is significant to several of our assets, including investment securities available for sale, the interest rate derivative, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

Earnings performance metrics for 2012 were generally improved over those reported for 2011 as net income and return on assets increased.

Net income for 2012 was $2.6 million, a $325,000 increase from 2011 and return on average assets and return on average equity were 0.57% and 6.68%, respectively, as compared to 0.55% and 6.75% in 2011.  Net interest income increased $594,000 in 2012 as compared to 2011 due to an increase in earning assets and a reduction in the rates paid on interest bearing liabilities.  Additionally, a reduction in the provision for loan losses of $115,000 and a reduction in the provision for income taxes of $115,000 supported the improvement in net income. Offsets to these increases included additional personnel expenses of $420,000 and a reduction in the net gains on sales and redemptions of investment securities of $416,000.  The reasons for these changes are provided in the sections titled “Noninterest Income” and “Noninterest Expense”.

Total assets increased $34.8 million to $477.8, partially funded by deposits which grew by $25.7 million during 2012 primarily as a result of increases in money market deposit accounts and CDARS deposits.  Both product increases were in support of the Company’s strategy to accommodate the funding needs of the loan growth that was expected in its marketplace through 2012.  As such, the loan portfolio represented a greater proportion of the increase in assets with a smaller proportion of the increase within the investment securities portfolio.  The loan portfolio recorded a year over year increase of $29.0 million to $333.7 million at December 31, 2012 whereas the investment securities portfolio recorded an increase of $7.9 million to $108.3 million at December 31, 2012.  The Company will continue to emphasize its focus in the Cicero, Central Square, and Fulton markets where it feels further market penetration opportunities exist.  Additionally, we will pursue expanding commercial deposit relationships with our existing lending customers as well as expanding our commercial loan growth in the greater Syracuse market.

Asset quality continues to remain stable as net loan charge-offs as a percentage of total loans for 2012 were 0.10%, significantly less than the 0.21% recorded in 2011.  Net charge-offs for 2012 were $304,000 as compared to $608,000 in 2011 and $480,000 in 2010.  Management continues to adhere to conservative underwriting policies and works closely with borrowers who have experienced difficulty in this uncertain economic climate to mitigate loss to the Bank. The ratio of allowance for loan losses to period end loans increased slightly to 1.35% at December 31, 2012 as compared to 1.31% at December 31, 2011 and 1.28% at December 31, 2010.  Nonperforming loans to period end loans increased to 1.66% at December 31, 2012 from 1.55% at December 31, 2011 but decreased significantly from 2.08% recorded at December 31, 2010.

The Company improved its equity position in 2012 by $2.9 million when compared to year end 2011 through additional retained earnings of $2.1 million, an improvement in the after tax impact of unrealized holding gains of its available-for-sale securities portfolio, and the positive impact of the pension plan freeze which occurred in the second quarter of 2012.  Partially offsetting this improvement was the Company’s election to purchase the CPP warrants from the U.S. Treasury, causing a $537,000 reduction to equity.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for possible loan losses.  It is the amount by which interest earned on interest-earning deposits, loans and investment securities exceeds the interest paid on deposits and borrowed money.  Changes in net interest income and the net interest margin ratio result from the interaction between the volume and composition of earning assets, interest-bearing liabilities, and their respective yields and funding costs.

The following comments refer to the table of Average Balances and Rates and the Rate/Volume Analysis, both of which follow below.

Net interest income, on a tax-equivalent basis, increased $771,000, or 5.3%, to $15.3 million for the year ended December 31, 2012, as compared to $14.5 million for the year ended December 31, 2011.  The Company's net interest margin for 2012 decreased to 3.50% from 3.76% in 2011.  The increase in net interest income is attributable exclusively to an increase in average earning assets.  When comparing 2012 against 2011, the yield on average earning assets declined by 48 basis points, whereas the rates paid on interest bearing liabilities declined by 24 basis points.

The average balance of interest-earning assets increased $50.2 million, or 13.0%, during 2012 and the average balance of interest-bearing liabilities increased by $39.1 million, or 11.4%.  The increase in the average balance of interest earning assets primarily resulted from a $23.0 million increase in the average balance of the loan portfolio and a $26.1 million increase in the average balance of the security investment portfolio.  This was funded by a $39.1 million increase in interest-bearing liabilities driven largely by an increase in money market deposit accounts (“MMDA”) and time deposits.  The makeup of the latter increase was largely composed of CDARS deposits. These increases in interest bearing liabilities, initiated to fund the loan growth needs, were the direct result of the Company’s strategic plan previously addressed.  Interest income, on a tax-equivalent basis, increased $338,000, or 1.8%, during 2012. The decrease in yield on interest earning assets to 4.40% in 2012 from 4.88% in 2011 was more than offset by the 13.0% increase in average volume.  This increase in average volume was primarily centered in average investment securities and, secondarily, average residential real estate loans and commercial loans.  Interest expense on interest-bearing liabilities decreased $433,000, or 10.0%, as the rates paid dropped 24 basis points to 1.02% in 2012 from 1.26% in 2011.  The principal reason for the decline in rates paid was due to the greater concentration of CDARS deposits within time deposits, as the Company elected to acquire shorter term CDARS deposits at current low market rates to provide the liquidity for the expected loan growth.

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

	For the Years Ended December 31,
	2012			2011			2010
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$168,354	$8,233	4.89%	$153,735	$8,029	5.22%	$138,497	$7,672	5.54%
Real estate loans commercial	72,894	4,194	5.75%	70,050	4,372	6.24%	65,120	4,044	6.21%
Commercial loans	45,598	2,161	4.74%	38,533	1,904	4.94%	37,700	1,894	5.02%
Consumer loans	26,956	1,535	5.69%	28,468	1,726	6.06%	29,506	1,774	6.01%
Taxable investment securities	93,352	1,927	2.06%	79,236	2,231	2.82%	75,660	2,549	3.37%
Tax-exempt investment securities	23,716	1,100	4.64%	11,716	571	4.87%	8,587	399	4.65%
Interest-earning time deposit	1,994	24	1.20%	176	2	1.14%	-	-	0.00%
Interest-earning deposits	3,426	4	0.12%	4,147	5	0.12%	8,140	7	0.09%
Total interest-earning assets	436,290	19,178	4.40%	386,061	18,840	4.88%	363,210	18,339	5.05%
Noninterest-earning assets:
Other assets	32,593			35,647			32,087
Allowance for loan losses	(4,224)			(3,872)			(3,420)
Net unrealized gains
on available for sale securities	2,594			1,293			1,513
Total assets	$467,253			$419,129			$393,390
Interest-bearing liabilities:
NOW accounts	$31,819	82	0.26%	$30,274	87	0.29%	$29,816	79	0.26%
Money management accounts	14,395	43	0.30%	12,964	43	0.33%	12,101	39	0.32%
MMDA accounts	77,401	427	0.55%	64,352	438	0.68%	50,722	336	0.66%
Savings and club accounts	63,962	54	0.08%	60,713	78	0.13%	57,810	84	0.15%
Time deposits	159,283	2,290	1.44%	139,299	2,590	1.86%	137,975	2,871	2.08%
Junior subordinated debentures	5,155	169	3.28%	5,155	163	3.16%	5,155	164	3.18%
Borrowings	31,079	843	2.71%	31,255	942	3.01%	34,102	1,235	3.62%
Total interest-bearing liabilities	383,094	3,908	1.02%	344,012	4,341	1.26%	327,681	4,808	1.47%
Noninterest-bearing liabilities:
Demand deposits	40,759			35,971			29,479
Other liabilities	3,765			4,722			5,173
Total liabilities	427,618			384,705			362,333
Shareholders' equity	39,635			34,424			31,057
Total liabilities & shareholders' equity	$467,253			$419,129			$393,390
Net interest income		$15,270			$14,499			$13,531
Net interest rate spread			3.38%			3.62%			3.58%
Net interest margin			3.50%			3.76%			3.73%
Ratio of average interest-earning assets
to average interest-bearing liabilities			113.89%			112.22%			110.84%

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related yields on those balances.  Interest income on a tax-equivalent basis increased $338,000, or 1.8%.

Average interest earning asset balances increased 13.0% in 2012, with yields decreasing 48 basis points to 4.40%.  The Company's average residential mortgage loan portfolio increased $14.6 million, or 9.5%, when comparing 2012 to 2011. The average yield on this portfolio decreased 33 basis points to 4.89% in 2012 as higher rate amortizing mortgages were replaced with new originations reflecting current market rates.  The average balance of commercial real estate loans recorded a modest increase of $2.8 million, or 4.1%, and the yield decreased 49 basis points to 5.75% in 2012.  Average commercial loans recorded a significant increase of $7.1 million, or 18.3%, while the yield decreased 20 basis points to 4.74% in 2012.  This increase in average commercial loans is in direct support of the Company’s plan to continue to diversify its loan portfolio.

Interest income on taxable investment securities decreased 13.6% from 2011 as the average yield decreased 76 basis points to 2.06% in 2012 from 2.82% in 2011.  This was offset by an increase of $14.1 million, or 17.8%, in the average balance of taxable investment securities.  Interest income on tax-exempt securities increased $529,000, or 92.6%, when compared to the prior year as tax equivalent yields on these issues continued to be attractive investment alternatives.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related interest costs on those balances.  Interest expense decreased $433,000, or 10.0%, in 2012 compared to 2011.  The average rate paid on all interest-bearing deposits was 1.02% in 2012 as compared to 1.26% in 2011, a 24 basis point decrease.  Average balances for total interest-bearing liabilities increased by $39.1 million in 2012 when compared to 2011, principally due to a $13.0 million increase in average MMDA and a $20.0 million increase in time deposits.  While average balances in both of these major deposit areas increased, the rates paid on each of these decreased 13 basis points and 42 basis points, respectively, resulting in a year over year decrease in interest expense of $11,000 and $300,000, respectively.  Time deposits include certificates of deposits and CDARS deposits.  Maturing certificates of deposits continue to be replaced with current lower cost certificates, contributing to the decrease in rates paid on time deposits.

The decrease in the cost of interest bearing liabilities also resulted from a decrease of 30 basis points in the average cost of borrowings, as the maturities of borrowings, generally the Federal Home Loan Bank of New York, with higher rates have been replaced by lower rates on borrowings and reflecting current market conditions.  Savings and club accounts, a significant source of core deposits, recorded average balances of $64.0 million in 2012 reflecting a 5.4% increase over 2011.  Average rates paid on these accounts decreased 5 basis points to 0.08%.

Rate/Volume Analysis

Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities, and changes in the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) total increase or decrease.  Changes attributable to both rate and volume have been allocated ratably.

	Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$732	$(528)	$204	$815	$(458)	$357
Real estate loans commercial	173	(351)	(178)	308	20	328
Commercial loans	337	(80)	257	41	(31)	10
Consumer loans	(89)	(102)	(191)	(63)	15	(48)
Taxable investment securities	358	(662)	(304)	115	(433)	(318)
Tax-exempt investment securities	557	(28)	529	152	20	172
Interest-earning time deposits	22	-	22	2	-	2
Interest-earning deposits	(3)	2	(1)	(4)	2	(2)
Total interest income	2,087	(1,749)	338	1,366	(865)	501
Interest Expense:
NOW accounts	4	(9)	(5)	1	7	8
Money management accounts	4	(4)	-	3	1	4
MMDA accounts	81	(92)	(11)	92	10	102
Savings and club accounts	4	(28)	(24)	5	(11)	(6)
Time deposits	338	(638)	(300)	27	(308)	(281)
Junior subordinated debentures	-	6	6	-	(1)	(1)
Borrowings	(5)	(94)	(99)	(97)	(196)	(293)
Total interest expense	426	(859)	(433)	31	(498)	(467)
Net change in net interest income	$1,661	$(890)	$771	$1,335	$(367)	$968

Provision for Loan Losses

This year, 2012, the Company recorded $825,000 in provision for loan losses as compared to $940,000 recorded in the prior year.  This year over year decrease is due to lower levels of net charge-offs, offset partially by the need for additional provision due to the growth in the loan portfolio. The Company views its current level of allowance for loan losses as adequate to absorb the probable and estimable losses within its loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Twelve Months Ended December 31,
(In thousands)	2012	2011	Change
Service charges on deposit accounts	$1,112	$1,131	$(19)	-1.7%
Earnings and gain on bank owned life insurance	309	224	85	37.9%
Loan servicing fees	211	196	15	7.7%
Debit card interchange fees	426	369	57	15.4%
Other charges, commissions and fees	569	531	38	7.2%
Noninterest income before gains (losses)	2,627	2,451	176	7.2%
Net gains on sales and redemptions of investment securities	375	791	(416)	-52.6%
Net gains (losses) on sales of loans and foreclosed real estate	61	(50)	111	-222.0%
Total noninterest income	$3,063	$3,192	$(129)	-4.0%

As indicated in the above table, total noninterest income for the twelve months ended December 31, 2012 decreased from the prior year due principally to the lower level of net gains on sales and redemptions of investment securities. In 2011, the Company restructured a portion of its investment securities portfolio due to falling interest rates and a significant mismatch between the demand for, and available supply of, bank qualified fixed income products in the marketplace at that time.  Partially offsetting this decrease was a year over year improvement in net gains on sales of loans and foreclosed real estate, an increase in earnings and gain on bank owned life insurance (stemming from the recorded gain on life insurance proceeds due to the death of a former Company director), and an increase in debit card interchange fees driven by increased usage.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Twelve Months Ended December 31,
(In thousands)	2012	2011	Change
Salaries and employee benefits	$7,496	$7,076	$420	5.9%
Building occupancy	1,427	1,395	32	2.3%
Data processing	1,437	1,398	39	2.8%
Professional and other services	654	681	(27)	-4.0%
Advertising	453	437	16	3.7%
FDIC assessments	311	390	(79)	-20.3%
Audits and exams	248	162	86	53.1%
Other expenses	1,492	1,609	(117)	-7.3%
Total noninterest expenses	$13,518	$13,148	$370	2.8%

As indicated above, total noninterest expense for 2012 increased over the prior year due largely to the increase in salaries and employee benefits stemming from wage increases, stock option and ESOP compensation expenses.  The annualized rate of pension costs did not decrease until the pension freeze was announced by the Company on May 14, 2012.  Further, pension costs in 2013 will decrease $249,000 from the 2012 level.  The Company did not begin recording stock option costs until the second quarter of 2011 and ESOP compensation expenses until the third quarter of 2011, hence 2012 was the first full year of recorded expenses under the stock option awards granted in June 2011, and the ESOP plan initiated in July 2011.  Partially offsetting these expense increases was a reduction in other expenses due to a change in program characteristics of the Company’s debit rewards card program and reduced FDIC assessment expenses due to the new assessment base formula adopted in 2011.

Income Tax Expense

In 2012, the Company reported income tax expense of $929,000 compared with $1.0 million in 2011.  The effective tax rate decreased to 26.0% in 2012 compared to a tax rate of 31.0% in 2011 due to additional income from tax exempt securities and additional earnings and gains on bank owned life insurance.  See Note 15 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic earnings per share was $0.88 in 2012 as compared to $0.53 in 2011.  Diluted earnings per share was $0.87 in 2012 as compared to $0.52 in 2011.  These increases in basic and diluted earnings per share were due principally to the accelerated accretion of the discount on preferred stock which totaled $470,000 or $0.19 per basic and diluted share in 2011 related to the Company’s participation in and exit from the CPP and, separately, the dividends on the preferred stock related to the Company’s participation in the SBLF.   Additionally, the $325,000 increase in net income between 2011 and 2012 resulted in an increase of $0.13 per basic and diluted share between these two years.

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 27% of the Company’s average earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments are classified as available for sale.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises, mortgage-backed securities, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2012, investment securities increased 7.9% to $108.3 million from $100.4 million at December 31, 2011.  There were no securities that exceeded 10% of consolidated shareholders’ equity.  See Note 4 to the consolidated financial statements for further discussion on securities.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

(In Thousands)	2012	2011
Investment Securities:
US Treasury, agencies and GSEs	$6,183	$5,073
State and political subdivisions	27,471	20,304
Corporate	23,006	20,434
Residential mortgage-backed	48,556	51,575
Mutual funds	2,691	2,565
Equity securities	432	444
Total investment securities	$108,339	$100,395

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2012. Average yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$3,001	1.38%	$2,154	0.83%	$1,020	1.54%
State and political subdivisions	1,347	1.71%	4,357	1.88%	6,374	3.18%
Corporate	3,559	1.34%	15,016	2.00%	1,011	3.16%
Total	$7,907	1.42%	$21,527	1.86%	$8,405	2.98%
Mortgage-backed securities:
Residential mortgage-backed	$-	-	$210	5.27%	$11,768	2.41%
Total	$-	-	$210	5.27%	$11,768	2.41%
Other non-maturity investments:
Mutual funds	$2,374	3.47%	$-	-	$-	-
Equity securities	420	2.54%	-	-	-	-
Total	$2,794	3.33%	$-	-	$-	-
Total investment securities	$10,701	1.92%	$21,737	1.89%	$20,173	2.64%

	More Than Ten Years			Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$6,175	$6,183	1.22%
State and political subdivisions	14,335	3.25%	26,413	27,471	2.93%
Corporate	3,356	2.43%	22,942	23,006	2.01%
Total	$17,691	3.09%	$55,530	$56,660	2.37%
Mortgage-backed securities:
Residential mortgage-backed	$35,431	2.34%	$47,409	$48,556	2.37%
Total	$35,431	2.34%	$47,409	$48,556	2.37%
Other non-maturity investments:
Mutual funds	$-	-	$2,374	$2,691	3.47%
Equity securities	-	-	420	432	2.54%
Total	$-	-	$2,794	$3,123	3.34%
Total investment securities	$53,122	2.59%	$105,733	$108,339	2.39%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Loans receivable represent 72% of the Company’s average earning assets and account for the greatest portion of total interest income.  The Company currently has the largest portion of its loan portfolio in the residential real estate product segment and it anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories, and accounts receivable.  In support of the strategy to diversify its loan portfolio, it is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term.  At December 31, 2012, commercial and municipal loans comprised 15% of the total loan portfolio, and 78% of the Company’s total loan portfolio consisted of loans secured by first mortgages on residential and commercial real estate.

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Residential real estate (1)	$176,968	$162,395	$147,722	$135,102	$136,218
Commercial real estate	82,357	73,628	69,060	62,250	55,061
Commercial and municipal loans	48,826	40,336	39,833	35,447	30,685
Home Equity and junior liens	22,141	24,251	25,271	26,086	24,392
Consumer loans	3,456	4,140	3,410	3,580	3,516
Total loans receivable	$333,748	$304,750	$285,296	$262,465	$249,872

(1) Includes loans held for sale at December 31, 2009. (None at December 31, 2012, 2011, 2010, and 2008)

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$103	$5,471	$76,783	$82,357
Residential real estate	83	4,761	172,124	176,968
Total real estate	186	10,232	248,907	259,325
Other commercial	24,218	16,457	8,151	48,826
Home equity and junior liens	40	1,056	21,045	22,141
Consumer	550	2,108	798	3,456
Total loans	$24,994	$29,853	$278,901	$333,748

Interest rates:
Fixed	$6,294	$19,515	$152,991	$178,800
Variable	18,700	10,338	125,910	154,948
Total loans	$24,994	$29,853	$278,901	$333,748

Total loans receivable increased $29.0 million or 9.5% when compared to the prior year, primarily due to a $14.6 million or 9.0% increase in residential real estate loans.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial and municipal loans increased $8.5 million or 21.0% in support of the Company’s strategy to balance its diversification among its product segments.  Commercial real estate loans also reported significant growth as this segment reported a $8.7 million or 11.9% year over year increase.  At December 31, 2012, total loans receivable having a fixed interest rate represented 53.6% of the portfolio as compared to 51.3% at December 31, 2011.  This represents a continuing shift to fixed interest rate products, given the historically lower fixed rates and the market’s desire to lock in lower borrowing costs.

Consumer loans, which include second mortgage loans, home equity lines of credit, direct installment, and revolving credit loans, decreased 9.8% to $25.6 million at December 31, 2012.  The decrease resulted from a decrease in home equity lines of credit as a result of the current market and economic conditions.

Non-performing Loans and Assets

The following table represents information concerning the aggregate amount of non-performing assets:

	December 31,
(In thousands)	2012	2011	2010	2009	2008
Nonaccrual loans:
Commercial real estate and commercial	$2,726	$2,594	$4,224	$1,021	$1,455
Consumer	776	706	365	111	254
Residential real estate	2,046	1,428	1,335	1,181	614
Total nonaccrual loans	5,548	4,728	5,924	2,313	2,323
Total non-performing loans	5,548	4,728	5,924	2,313	2,323
Foreclosed real estate	426	536	375	181	335
Total non-performing assets	$5,974	$5,264	$6,299	$2,494	$2,658

Troubled debt restructurings not included above	$1,937	$595	$1,587	$680	$-

Non-performing loans to total loans	1.66%	1.55%	2.08%	0.88%	0.93%
Non-performing assets to total assets	1.25%	1.19%	1.54%	0.67%	0.75%
Non-performing assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

As indicated in the above table, total non-performing loans increased at December 31, 2012, when compared to December 31, 2011, but slightly less than the amounts recorded at December 31, 2010.  The increase in 2012 over 2011 was centered largely in residential real estate loans, a result of the continued challenging economic environment within the Company’s market area.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $4.5 million, adequately addresses the current level of risk within the loan portfolio. The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate (“FRE”) balances decreased $110,000 to $426,000 at December 31, 2012, from December 31, 2011 as the Company successfully reduced its inventory of other real estate properties from eleven to eight.  Through the twelve months of 2012, the sale of ten properties resulted in a net gain of $20,000, confirming that the Company’s FRE carrying value is a valid approximation of current market conditions.  As indicated above, the current level of foreclosed real estate balances have significantly decreased from the balances recorded a year ago.

Additionally, the Company is carrying a repossessed boat in other assets with a carrying value of $235,000.

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

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial loans and commercial real estate loans.  At December 31, 2012 and December 31, 2011, the Company had $6.7 million and $4.3 million in loans, which were deemed to be impaired, having specific reserves of $923,000 and $619,000, respectively.  The $2.4 million year over year increase in impaired loans was principally due to the addition of four commercial real estate borrowers totaling $1.6 million, offset by $230,000 in the reduction of impaired loans from two commercial real estate relationships through foreclosure proceedings and transfer to FRE or through the satisfaction of debt.  Impaired residential mortgage loans increased by $853,000 between these same two time periods through the addition of nine residential mortgages associated with commercial relationships identified as impaired.

Management has identified potential problem loans totaling $11.7 million as of December 31, 2012, compared to $8.0 million as of December 31, 2011.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  The increase in problem loans reflects increases in classifications of 1-4 family residential mortgages in the amount of $966,000 and commercial real estate loans in the amount of $894,000, the latter due principally to one large commercial relationship being downgraded to special mention.  Commercial lines and loans, in aggregate, recorded an increase in potential problem loans of $1.1 million from year end 2011 to year end 2012.  The significant increase in potential problem loans evidenced by a disproportionate increase in the amount of residential real estate loans, commercial real estate, and commercial loans risk rated as Special Mention when compared to December 31, 2011.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at December 31, 2012 was 1.35% as compared to December 31, 2011 of 1.31%.  The increase was driven by the required provision for loan losses prompted by the strong increase in gross loans and an increase in the related allowance for impaired commercial real estate loans reported in the third quarter of 2012.  Management reviews delinquency and credit quality trends in its assessment of the qualitative factors used in the support of the allowance for loan losses and believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.

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

Allowance for Loan Losses

The allowance for loan losses is established through provision for loan losses and reduced by loan charge-offs net of recoveries.  The allowance for loan losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.  The Company maintains an allowance for loan losses based upon a monthly evaluation of known and inherent risks in the loan portfolio.  This includes a review of the balances and composition of the loan portfolio, as well as analyzing the level of delinquencies in each segment of the loan portfolio.

The Company establishes a specific allocation for all loans identified as being impaired with a balance in excess of $100,000. These loans are on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. The majority of the Company’s impaired loans are collateral-dependent.  The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 may also be included in this individual loan review. At December 31, 2012 and 2011, the Company had $6.7 million and $4.3 million in loans, identified as impaired, having valuation allowances of $923,000 and $619,000, respectively.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category that reflects actual loss experience, delinquency trends, current economic conditions, and several other environmental factors.

The allowance for loan losses at December 31, 2012 and 2011 was $4.5 million and $4.0 million, or 1.35% and 1.31% of total period end loans, respectively.  Net loan charge-offs were $304,000 during 2012, as compared to $608,000 in 2011.  The majority of the current year net charge-off activity is the result of net charge-offs of $128,000 within the commercial real estate product segment, with the ‘other consumer loans’ product segment reporting net charge-offs of $102,000.  The 1-4 family first-lien residential mortgage loan product segment reported a modest amount of net charge-offs of $33,000 for 2012.  See Note 6 of the Consolidated Financial Statements for complete details on net charge-offs.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2012		2011		2010		2009		2008
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$811	53.1%	$664	53.2%	$750	51.7%	$763	51.5%	$679	54.5%
Commercial real estate	1,748	24.6%	1,346	24.2%	1,204	24.2%	1,009	23.7%	907	22.0%
Commercial and municipal	1,192	14.7%	1,114	13.2%	1,083	14.0%	864	13.5%	505	12.3%
Home equity and junior liens	494	6.6%	501	8.0%	424	8.9%	390	9.9%	333	9.8%
Consumer loans	168	1.0%	162	1.4%	89	1.2%	76	1.4%	48	1.4%
Unallocated	88		193		98		(24)		-
Total	$4,501	100.0%	$3,980	100.0%	$3,648	100.0%	$3,078	100.0%	$2,472	100.0%

The following table sets forth the allowance for loan losses for the periods indicated and related ratios:

(In thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$3,980	$3,648	$3,078	$2,472	$1,703
Provisions charged to operating expenses	825	940	1,050	876	820
Recoveries of loans previously charged-off:
Commercial real estate and loans	64	1	55	-	17
Consumer	65	49	36	20	30
Residential real estate	75	49	19	3	-
Total recoveries	204	99	110	23	47
Loans charged off:
Commercial real estate and loans	(231)	(304)	(385)	(74)	(46)
Consumer	(169)	(166)	(157)	(134)	(52)
Residential real estate	(108)	(237)	(48)	(85)	-
Total charged-off	(508)	(707)	(590)	(293)	(98)
Net charge-offs	(304)	(608)	(480)	(270)	(51)
Balance at end of year	$4,501	$3,980	$3,648	$3,078	$2,472
Net charge-offs to average loans outstanding	0.10%	0.21%	0.18%	0.11%	0.02%
Allowance for loan losses to year-end loans	1.35%	1.31%	1.28%	1.17%	0.99%

Deposits

The Company’s deposit base is drawn from eight full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. During 2012, 59% of the Company's average deposit base of $387.6 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings.  In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, seeks business growth by focusing on its local identification and service excellence within the municipal deposit marketplace.

Average deposits increased $44.0 million, or 12.8%, when compared to 2011.  The increase in average deposits primarily related to a $1.9 million increase in the average balance of municipal deposits and a $43.1 million increase in retail deposits, the latter due largely to the increase in CDARS deposits to fund the Company’s loan growth objectives.

At December 31, 2012, time deposits in excess of $100,000 totaled $85.1 million, or 52% of time deposits and 22% of total deposits.  At December 31, 2011, these deposits totaled $69.6 million, or 45% of time deposits and 19% of total deposits.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012:

(In thousands)
Remaining Maturity:
Three months or less	$35,406
Three through six months	12,029
Six through twelve months	18,768
Over twelve months	18,942
Total	$85,145

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the FHLBNY.  At December 31, 2012 and December 31, 2011 there were $9.0 million and $0 million, respectively, in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2012, 2011 and 2010:

(Dollars in thousands)	2012	2011	2010
Maximum outstanding at any month end	$14,085	$11,106	$13,000
Average amount outstanding during the year	5,781	5,371	745
Average interest rate during the year	0.45%	0.50%	0.47%

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and CitiGroup and junior subordinated debentures associated with our outstanding Trust Preferred Securities.  Long-term borrowed funds and junior subordinated debentures totaled $31.1 million at December 31, 2012 as compared to $31.2 million at December 31, 2011.

Capital

Shareholders' equity at December 31, 2012, was $40.7 million as compared to $37.8 million at December 31, 2011.  The Company added $2.6 million to retained earnings through net income and a reduction in accumulated other comprehensive loss of $1.3 million.  The latter was due to a $494,000 increase in unrealized holding gains on available-for-sale securities and the financial derivative, the pension plan curtailment of $1.2 million, and the amortization of prior period actuarial losses of $237,000, offset by the net change in current year actuarial net loss in the retirement plans of $536,000, all net of tax.  Offsetting these increases were preferred stock and common stock dividends declared of $750,000, and the cost of the Company’s repurchase of the warrants from the U.S. Treasury (detailed in the Company’s 2012 1st quarter 10-Q filing on March 14, 2012) of $537,000.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2012, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.  As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with anticipated heightened capital standards required by state and federal regulation. See Note 18 to the consolidated financial statements for further discussion on regulatory capital requirements.

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

The Company's liquidity has been enhanced by its ability to borrow from the Federal Home Loan Bank of New York, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

For the year ended 2012, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $33.2 million generated by increased balances of demand and savings deposits, money market deposit accounts, certificates of deposits, brokered deposits, and short-term borrowings.  Additionally, $2.7 million was provided through operating activities.  This was invested in available-for-sale investment securities of $7.8 million, net, and net increase in loan outstandings of $29.8 million.  As a recurring source of liquidity, the Company’s investment securities provided $26.3 million in proceeds from maturities and principal reductions for the year ended 2012.

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $105.4 million.  At December 31, 2012, the Company had $34.0 million outstanding under existing credit facilities with $71.4 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2012, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2012, the Company had $45.6 million in outstanding commitments to extend credit and standby letters of credit.  See Note 16 in the accompanying consolidated financial statements.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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
March 18, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathfinder Bancorp, Inc.
Oswego, New York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years then ended. Pathfinder Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BONADIO & CO., LLP

Syracuse, New York
March 18, 2013

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(In thousands, except share data)	2012	2011
ASSETS:
Cash and due from banks	$6,435	$6,993
Interest earning deposits	2,230	3,225
Total cash and cash equivalents	8,665	10,218
Interest earning time deposits	2,000	2,000
Investment securities, at fair value	108,339	100,395
Federal Home Loan Bank stock, at cost	1,929	1,528
Loans	333,748	304,750
Less: Allowance for loan losses	4,501	3,980
Loans receivable, net	329,247	300,770
Premises and equipment, net	10,108	10,697
Accrued interest receivable	1,717	1,685
Foreclosed real estate	426	536
Goodwill	3,840	3,840
Bank owned life insurance	8,046	7,939
Other assets	3,479	3,372
Total assets	$477,796	$442,980

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$347,892	$328,976
Noninterest-bearing	43,913	37,153
Total deposits	391,805	366,129
Short-term borrowings	9,000	-
Long-term borrowings	25,964	26,074
Junior subordinated debentures	5,155	5,155
Accrued interest payable	140	145
Other liabilities	4,985	7,636
Total liabilities	437,049	405,139
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,980,469 and 2,979,969 shares issued and 2,618,182 and 2,617,682 shares outstanding, respectively	30	30
Additional paid in capital	8,120	8,730
Retained earnings	26,685	24,618
Accumulated other comprehensive loss	(1,318)	(2,664)
Unearned ESOP	(936)	(1,039)
Treasury stock, at cost; 362,287 shares	(4,834)	(4,834)
Total shareholders' equity	40,747	37,841
Total liabilities and shareholders' equity	$477,796	$442,980

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended
(In thousands, except per share data)	December 31, 2012	December 31, 2011
Interest and dividend income:
Loans, including fees	$16,082	$15,988
Debt securities:
Taxable	1,762	2,080
Tax-exempt	728	378
Dividends	165	152
Interest earning time deposits	24	2
Federal funds sold and interest earning deposits	4	4
Total interest income	18,765	18,604
Interest expense:
Interest on deposits	2,896	3,236
Interest on short-term borrowings	26	27
Interest on long-term borrowings	986	1,078
Total interest expense	3,908	4,341
Net interest income	14,857	14,263
Provision for loan losses	825	940
Net interest income after provision for loan losses	14,032	13,323
Noninterest income:
Service charges on deposit accounts	1,112	1,131
Earnings and gain on bank owned life insurance	309	224
Loan servicing fees	211	196
Net gains on sales and redemptions of investment securities	375	791
Net gains (losses) on sales of loans and foreclosed real estate	61	(50)
Debit card interchange fees	426	369
Other charges, commissions & fees	569	531
Total noninterest income	3,063	3,192
Noninterest expense:
Salaries and employee benefits	7,496	7,076
Building occupancy	1,427	1,395
Data processing	1,437	1,398
Professional and other services	654	681
Advertising	453	437
FDIC assessments	311	390
Audits and exams	248	162
Other expenses	1,492	1,609
Total noninterest expenses	13,518	13,148
Income before income taxes	3,577	3,367
Provision for income taxes	929	1,044
Net income	2,648	2,323
Preferred stock dividends and discount accretion	449	1,003
Net income available to common shareholders	$2,199	$1,320

Earnings per common share - basic	$0.88	$0.53
Earnings per common share - diluted	$0.87	$0.52
Dividends per common share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Years Ended
(In thousands)	December 31, 2012	December 31, 2011

Net Income	$2,648	$2,323

Other Comprehensive income (loss)

Retirement Plans:
Retirement plan net losses recognized in plan expenses	395	267
Gain on pension plan curtailment and additional plan losses not recognized in plan expenses	1,025	(2,899)
Net unrealized gains (loss) on retirement plans	1,420	(2,632)

Unrealized holding gain (loss) on financial derivative:
Change in unrealized holding loss on financial derivative	(53)	(151)
Reclassification adjustment for interest expense included in net income	58	61
Net unrealized gain (loss) on financial derivative	5	(90)

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	1,192	2,306
Reclassification adjustment for net gains included in net income	(375)	(791)
Net unrealized gains on securities available-for-sale	817	1,515

Other comprehensive income (loss), before tax	2,242	(1,207)
Tax effect	(896)	482
Other comprehensive income (loss), net of tax	1,346	(725)
Comprehensive Income	$3,994	$1,598

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(158)	$(107)
Gain on pension plan curtailment and additional net losses not recognized in plan expenses	(410)	1,159
Change in unrealized holding loss on financial derivative	21	60
Reclassification adjustment for interest expense included in net income	(23)	(24)
Unrealized holding gains arising during the period	(476)	(922)
Reclassification adjustment for net gains included in net income	150	316
Income tax effect related to other comprehensive income	$(896)	$482

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total
Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841
Comprehensive income:
Net income				2,648				2,648
Other comprehensive income, net of tax:
Unrealized gains on securities
available for sale (net of $326 tax expense)					491			491
Unrealized gains on financial
derivative (net of $2 tax expense)					3			3
Retirement plan net losses
recognized in plan expenses
(net of $158 tax expense)					237			237
Defined benefit plan freeze
net of losses not recognized
in plan expenses (net of $410 tax expense)					615			615
Total comprehensive income								3,994
Purchase of CPP Warrants from Treasury			(706)	169				(537)
Preferred stock dividends - SBLF				(449)				(449)
ESOP shares earned (11,645 shares)			11			103		114
Stock based compensation			79					79
Stock options exercised			6					6
Common stock dividends declared ($0.12 per share)				(301)				(301)
Balance, December 31, 2012	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$40,747

Balance, January 1, 2011	$6,225	$30	$8,615	$24,163	$(1,939)	$-	$(6,502)	$30,592
Comprehensive income:
Net income				2,323				2,323
Other comprehensive income (loss), net of tax:
Unrealized gains on securities
available for sale (net of $607 tax expense)					908			908
Unrealized loss on financial
derivative (net of $36 tax benefit)					(54)			(54)
Retirement plan net losses
recognized in plan expenses
(net of $1,053 tax benefit)					(1,579)			(1,579)
Total comprehensive income								1,598
Sale of preferred stock - SBLF	13,000							13,000
Redemption of CPP Preferred stock	(6,771)							(6,771)
Preferred stock discount accretion	546			(546)				-
Preferred stock dividends - CPP and SBLF				(457)				(457)
Sale of treasury stock to ESOP				(566)		(1,102)	1,668	-
ESOP shares earned (7,105 shares)			2			63		65
Stock based compensation			47					47
Stock options exercised			66					66
Common stock dividends declared ($0.12 per share)				(299)				(299)
Balance, December 31, 2011	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841

  The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$2,648	$2,323
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	825	940
Deferred income tax (benefit) expense	(276)	1,193
Proceeds from sales of loans	212	-
Originations of loans held-for-sale	(195)	-
Realized (gains) losses on sales and redemptions of:
Real estate acquired through foreclosure	(44)	50
Loans	(17)	-
Available-for-sale investment securities	(375)	(791)
Depreciation	781	723
Amortization of mortgage servicing rights	7	27
Amortization of deferred loan costs	160	160
Earnings on bank owned life insurance	(272)	(224)
Realized gain on proceeds from bank owned life insurance	(37)	-
Net amortization of premiums and discounts on investment securities	1,053	614
Stock based compensation and ESOP expense	193	112
Net change in accrued interest receivable	(32)	24
Pension plan contribution	(2,600)	-
Net change in other assets and liabilities	735	(1,141)
Net cash flows from operating activities	2,766	4,010
INVESTING ACTIVITIES
Purchase of interest earning time deposits	-	(2,000)
Purchase of investment securities available-for-sale	(50,662)	(60,641)
(Purchases) redemptions of Federal Home Loan Bank stock	(401)	606
Proceeds from maturities and principal reductions of
investment securities available-for-sale	26,346	32,172
Proceeds from sales and redemptions of:
Available-for-sale investment securities	16,511	15,091
Real estate acquired through foreclosure	470	750
Premises and equipment	-	5
Purchase of bank owned life insurance	-	(800)
Proceeds from bank owned life insurance	202	-
Net change in loans	(29,819)	(20,985)
Purchase of premises and equipment	(192)	(1,993)
Net cash flows from investing activities	(37,545)	(37,795)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	15,700	42,410
Net change in time deposits and brokered deposits	9,976	(2,783)
Net change in short-term borrowings	9,000	(13,000)
Payments on long-term borrowings	(4,110)	(6,000)
Proceeds from long-term borrowings	4,000	4,074
Proceeds from sale of preferred stock - SBLF	-	13,000

Proceeds from exercise of stock options	5	66
Redemption of preferred stock - CPP	-	(6,771)
Purchase of CPP warrants from the US Treasury	(537)	-
Cash dividends paid to preferred shareholder - SBLF and CPP	(507)	(457)
Cash dividends paid to common shareholders	(301)	(299)
Net cash flows from financing activities	33,226	30,240
Change in cash and cash equivalents	(1,553)	(3,545)
Cash and cash equivalents at beginning of period	10,218	13,763
Cash and cash equivalents at end of period	$8,665	$10,218
CASH PAID DURING THE PERIOD FOR:
Interest	$3,913	$4,344
Income taxes	403	1,507
NON-CASH INVESTING ACTIVITY
Real Estate acquired in exchange for loans	357	1,083
Repossessed assets acquired in exchange for loans	-	258

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management, Inc., Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  The Company has seven offices located in Oswego County and a new branch, which opened for business on February 1, 2011 in northern Onondaga County.  The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and in investment securities.

Pathfinder Bancorp, M.H.C., (the “Holding Company”) a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns approximately 60.5% of the outstanding common stock of the Company.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of goodwill for impairment and the evaluation of investment securities for other than temporary impairment to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in Oswego and Onondaga counties of New York State.  A large portion of the Company’s portfolio is centered in residential and commercial real estate.  The Company closely monitors real estate collateral values and requires additional reviews of commercial real estate appraisals by a qualified third party for commercial real estate loans in excess of $400,000.  Note 4 discusses the types of securities that the Company invests in.  Note 5 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of cost or fair value.  Fair value is determined in the aggregate.  There were no loans held-for-sale or forward commitments outstanding as of December 31, 2012 and 2011.

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

Loans

The Company grants mortgage, commercial, municipal, and consumer loans to customers.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less the allowance for loan losses plus net deferred loan origination costs. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the market area.  Interest income is generally recognized when income is earned using the interest method. Nonrefundable loan fees received and related direct origination costs incurred are deferred and amortized over the life of the loan using the interest method, resulting in a constant effective yield over the loan term. Deferred fees are recognized into income and deferred costs are charged to income immediately upon prepayment of the related loan.

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

The general component covers pools of loans, by loan class, not considered impaired, smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loan outstandings within each product segment, over the most recent eight quarters, lagged by one quarter, are used to generate the historical loss rates.  In addition, qualitative or environmental factors are added to the historical loss rates in arriving at the total allowance for loan loss need.  These factors include:

▪	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices
▪	National, regional and local economic and business conditions
▪	Nature and volume of the portfolio
▪	Experience, ability and depth of the lending management and staff
▪	Volume and severity of past due, classified and non-accrual loans

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio and generally comprises less than 10% of the total allowance for loan loss.

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

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans less than $300,000, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement for those with a carrying value in excess of $100,000.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally include but are not limited to a temporary reduction in the interest rate or an extension of a loan’s stated maturity date.  Loans classified as troubled debt restructurings with a carrying value in excess of $100,000 are designated as impaired and evaluated as discussed above.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of the collateral, if appropriate, are evaluated not less then annually for commercial loans or when credit deficiencies arise on all loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  See Note 5 for a description of these regulatory classifications.

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

Foreclosed Real Estate

Properties acquired through foreclosure, or by deed in lieu of foreclosure, are recorded at their fair value less estimated costs to sell.  Fair value is typically determined based on evaluations by third parties.  Costs incurred in connection with preparing the foreclosed real estate for disposition are capitalized to the extent that they enhance the overall fair value of the property. Any write-downs on the asset’s fair value less costs to sell at the date of acquisition are charged to the allowance for loan losses.  Subsequent write downs and expenses of foreclosed real estate are included as a valuation allowance and recorded in noninterest expense.

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income.

Accumulated other comprehensive (loss) income represents the sum of these items, with the exception of net income, as of the balance sheet date and is represented in the table below.

(In thousands)	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2012	2011	2010
Unrealized loss for pension and other postretirement obligations	$(4,608)	$(6,029)	$(605)
Tax effect	1,843	2,412	242
Net unrealized loss for pension and other postretirement obligations	(2,765)	(3,617)	(363)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(195)	(200)	(110)
Tax effect	78	80	44
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(117)	(120)	(66)
Unrealized gains on available-for-sale securities	2,606	1,789	(141)
Tax effect	(1,042)	(716)	56
Net unrealized gains on available-for-sale securities	1,564	1,073	(85)
Accumulated other comprehensive loss	$(1,318)	$(2,664)	$(514)

Reclassifications

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

No material accounting pronouncements applicable to the Company.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Years Ended
	December 31,
(In thousands, except per share data)	2012	2011
Basic Earnings Per Common Share
Net income available to common shareholders	$2,199	$1,320
Weighted average common shares outstanding	2,504	2,490
Basic earnings per common share	$0.88	$0.53

Diluted Earnings Per Common Share
Net income available to common shareholders	$2,199	$1,320
Weighted average common shares outstanding	2,504	2,490
Effect of assumed exercise of stock options	8	3
Effect of assumed exercise of stock warrants	4	43
Diluted weighted average common shares outstanding	2,516	2,536
Diluted earnings per common share	$0.87	$0.52

NOTE 4: INVESTMENT SECURITIES – AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$6,175	$16	$(8)	$6,183
State and political subdivisions	26,413	1,065	(7)	27,471
Corporate	22,942	468	(404)	23,006
Residential mortgage-backed - US agency	47,113	1,139	(1)	48,251
Residential mortgage-backed - private label	296	9	-	305
Total	102,939	2,697	(420)	105,216
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	5	-	1,291
Large cap equity fund	905	176	-	1,081
Other mutual funds	183	136	-	319
Common stock - financial services industry	420	12	-	432
Total	2,794	329	-	3,123
Total investment securities	$105,733	$3,026	$(420)	$108,339

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$5,025	$48	$-	$5,073
State and political subdivisions	19,508	797	(1)	20,304
Corporate	21,086	38	(690)	20,434
Residential mortgage-backed - US agency	49,665	1,395	(4)	51,056
Residential mortgage-backed - private label	505	14	-	519
Total	95,789	2,292	(695)	97,386
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	119	-	1,024
Other mutual funds	183	60	-	243
Common stock - financial services industry	443	2	(1)	444
Total	2,817	193	(1)	3,009
Total investment securities	$98,606	$2,485	$(696)	$100,395

The amortized cost and estimated fair value of debt investments at December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$7,907	$7,942
Due after one year through five years	21,527	21,998
Due after five years through ten years	8,405	8,790
Due after ten years	17,691	17,930
Mortgage-backed securities	47,409	48,556
Totals	$102,939	$105,216
The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

					December 31, 2012
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	1	$(8)	$992	-	$-	$-	1	$(8)	$992
State and political subdivisions	8	(7)	2,008	-	-	-	8	(7)	2,008
Corporate	2	(14)	974	2	(390)	1,580	4	(404)	2,554
Residential mortgage-backed - US agency	2	(1)	1,411	-	-	-	2	(1)	1,411
Totals	13	$(30)	$5,385	2	$(390)	$1,580	15	$(420)	$6,965

					December 31, 2011
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
State and political subdivisions	1	$(1)	$412	-	$-	$-	1	$(1)	$412
Corporate	19	(131)	13,489	2	(559)	1,410	21	(690)	14,899
Residential mortgage-backed - US agency	2	(4)	1,896	-	-	-	2	(4)	1,896
Common stock-financial services industry	-	-	-	1	(1)	3	1	(1)	3
Totals	22	$(136)	$15,797	3	$(560)	$1,413	25	$(696)	$17,210

The Company conducts a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”).  The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the statement of condition date.  Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not anticipated to be sufficient to recover the entire amortized cost basis.  The guidance requires that credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”).  Non-credit-related OTTI is based on other factors, including illiquidity and changes in the general interest rate environment.  Presentation of OTTI is made in the consolidated statement of income on a gross basis, including both the portion recognized in earnings as well as the portion recorded in OCI.  The gross OTTI would then be offset by the amount of non-credit-related OTTI, showing the net as the impact on earnings.

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2012 represents OTTI.  All related securities are rated Baa or better by Moody’s with the exception of the two corporate securities noted above.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company’s equity securities had a fair value greater than the book value at December 31, 2012.

The following table presents a roll-forward of the amount related to credit losses recognized in earnings for the years ended December 31:

(In thousands)	2012	2011
Beginning balance – January 1	$-	$875
Reductions for securities sold	-	(875)
Ending balance - December 31	$-	$-

The above credit losses were related to one security that was sold at a small gain during the period ended December 31, 2011.

Gross realized gains (losses) on sales and redemptions of securities for the years ended December 31 are detailed below:

(In thousands)	2012	2011
Realized gains	$397	$796
Realized losses	(22)	(5)
	$375	$791

As of December 31, 2012 and December 31, 2011, securities with a fair value of $46.0 million and $43.1 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $37.8 million and $21.8 million were pledged against certain borrowing arrangements.  Total borrowings of $5.0 million were outstanding relating to the above noted collateralized borrowing arrangements as of both December 31, 2012 and December 31, 2011.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$173,955	$158,384
Construction	2,655	3,935
Total residential mortgage loans	176,610	162,319

Commercial loans:
Real estate	82,329	73,420
Lines of credit	13,748	13,791
Other commercial and industrial	31,477	22,701
Municipal	3,588	3,619
Total commercial loans	131,142	113,531

Consumer loans:
Home equity and junior liens	22,073	24,171
Other consumer	3,469	4,140
Total consumer loans	25,542	28,311

Total loans	333,294	304,161
Net deferred loan costs	454	589
Less allowance for loan losses	(4,501)	(3,980)
Loans receivable, net	$329,247	$300,770

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga, Jefferson, and Oneida counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of December 31, 2012 and December 31, 2011, residential mortgage loans with a carrying value of $58.6 million and $65.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans.  Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Risk Characteristics of Portfolio Segments

Each portfolio segment generally carries its own unique risk characteristics.

The residential mortgage loan segment is impacted by general economic conditions, unemployment rates in the Bank’s service area, real estate values and the forward expectation of improvement or deterioration in economic conditions.

The commercial loan segment is impacted by general economic conditions but, more specifically, the industry segment in which each borrower participates.  Unique competitive changes within a borrower’s specific industry, or geographic location could cause significant changes in the borrower’s revenue stream, and therefore, impact its ability to repay its obligations.  Commercial real estate is also subject to general economic conditions but changes within this segment typically lag changes seen within the consumer and commercial segment.  Included within this portfolio are both owner occupied real estate, in which the borrower occupies the majority of the real estate property and upon which the majority of the sources of repayment of the obligation is dependent upon, and non-owner occupied real estate, in which several tenants comprise the repayment source for this portfolio segment.  The composition and competitive position of the tenant structure may cause adverse changes in the repayment of debt obligations for the non-owner occupied class within this segment.

The consumer loan segment is impacted by general economic conditions, unemployment rates in the Company’s service area, and the forward expectation of improvement or deterioration in economic conditions.

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 84% of the portfolio in 2012, approximately 1% less than the same composition in 2011.  Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

7.
Doubtful:  The relationship has all the weaknesses inherent in a credit graded 5 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable.  The possibility of some loss is extremely high.

The risk ratings for classified loans are evaluated at least quarterly for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, residential mortgage or consumer loans.  See further discussion of risk ratings in Note 1.

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,801	$1,323	$5,831	$-	$173,955
Construction	2,655	-	-	-	2,655
Total residential mortgage loans	169,456	1,323	5,831	-	176,610
Commercial loans:
Real estate	76,719	1,685	3,925	-	82,329
Lines of credit	12,026	-	1,647	75	13,748
Other commercial and industrial	29,705	237	1,500	35	31,477
Municipal	3,588	-	-	-	3,588
Total commercial loans	122,038	1,922	7,072	110	131,142
Consumer loans:
Home equity and junior liens	20,078	145	1,801	49	22,073
Other consumer	3,199	133	111	26	3,469
Total consumer loans	23,277	278	1,912	75	25,542
Total loans	$314,771	$3,523	$14,815	$185	$333,294

	As of December 31, 2011
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$153,049	$1,050	$4,285	$-	$158,384
Construction	3,935	-	-	-	3,935
Total residential mortgage loans	156,984	1,050	4,285	-	162,319
Commercial loans:
Real estate	69,737	212	3,471	-	73,420
Lines of credit	12,579	49	1,163	-	13,791
Other commercial and industrial	21,978	89	591	43	22,701
Municipal	3,619	-	-	-	3,619
Total commercial loans	107,913	350	5,225	43	113,531
Consumer loans:
Home equity and junior liens	22,500	162	1,456	53	24,171
Other consumer	3,922	61	123	34	4,140
Total consumer loans	26,422	223	1,579	87	28,311
Total loans	$291,319	$1,623	$11,089	$130	$304,161

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, exclusive of deferred costs, segregated by class of loans were as follows:

	As of December 31, 2012
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,698	$1,161	$2,046	$5,905	$168,050	$173,955
Construction	-	-	-	-	2,655	2,655
Total residential mortgage loans	2,698	1,161	2,046	5,905	170,705	176,610
Commercial loans:
Real estate	1,706	1,833	1,794	5,333	76,996	82,329
Lines of credit	496	153	334	983	12,765	13,748
Other commercial and industrial	1,279	85	598	1,962	29,515	31,477
Municipal	-	-	-	-	3,588	3,588
Total commercial loans	3,481	2,071	2,726	8,278	122,864	131,142
Consumer loans:
Home equity and junior liens	207	405	730	1,342	20,731	22,073
Other consumer	26	42	46	114	3,355	3,469
Total consumer loans	233	447	776	1,456	24,086	25,542
Total loans	$6,412	$3,679	$5,548	$15,639	$317,655	$333,294

	As of December 31, 2011
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,870	$934	$1,428	$5,232	$153,152	$158,384
Construction	-	-	-	-	3,935	3,935
Total residential mortgage loans	2,870	934	1,428	5,232	157,087	162,319
Commercial loans:
Real estate	2,015	4	1,623	3,642	69,778	73,420
Lines of credit	337	75	467	879	12,912	13,791
Other commercial and industrial	356	392	504	1,252	21,449	22,701
Municipal	-	-	-	-	3,619	3,619
Total commercial loans	2,708	471	2,594	5,773	107,758	113,531
Consumer loans:
Home equity and junior liens	357	182	550	1,089	23,082	24,171
Other consumer	55	2	156	213	3,927	4,140
Total consumer loans	412	184	706	1,302	27,009	28,311
Total loans	$5,990	$1,589	$4,728	$12,307	$291,854	$304,161

Year-end non-accrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2012	2011
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,046	$1,428
Construction	-	-
	2,046	1,428
Commercial loans:
Real estate	1,794	1,623
Lines of credit	334	467
Other commercial and industrial	598	504
Municipal	-	-
	2,726	2,594
Consumer loans:
Home equity and junior liens	730	550
Other consumer	46	156
	776	706
Total nonaccrual loans	$5,548	$4,728

There were no loans past due ninety days or more and still accruing interest at December 31, 2012 or 2011.

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDR”s) in accordance with accounting guidance.  Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties.  These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.  The Company has determined that there were $1.1 million of recorded investment in new TDRs in the twelve month period ended December 31, 2012.  The following highlights the qualitative and quantitative information by loan class.

•
Modifications made within the commercial real estate loan class included two loans with pre-modification and post-modification recorded investments of $564,000 and $358,000, respectively.  Economic concessions granted included interest only periods, extended payment terms and a reduction in loan interest rate.  The Company was required to increase the reserve against these two loans by $211,000 which was a component of the provision for loan losses in the third quarter of 2012.

•
Modifications made within the home equity and junior liens loan class included two loans with pre-modification and post-modification recorded investments which were unchanged at $279,000.  Economic concessions granted included interest only periods, extended payment terms and a reduction in loan interest rate.  An additional provision was not required as a result of these modifications.

•
The first modification made within the other commercial and industrial loan class included a consolidation of three credit facilities into a single loan with a pre-modification and post-modification recorded investment of $439,000 and $468,000, respectively. The post-modification recorded investment included late charges, accrued interest, and closing costs as a result of the restructuring. Economic concessions granted included reduced principal amortization and an extended payment term.  Management’s review indicates adequate collateral coverage in support of this loan.  An additional provision was not required as a result of this modification.  The second modification made in this loan class resulted in a pre-modification and post-modification recorded investment of $84,000 and $18,000, respectively.  Economic concessions granted included an advance of additional monies without an associated increase in collateral and a 12 month interest only period.  The Company was required to increase the reserve against this loan by $90,000, which was a component of the provision for loan losses in the fourth quarter of 2012.

There were three loans under one relationship which were in payment default within the twelve month period ended December 31, 2012 for TDRs modified during the preceding twelve months. Two of these loans are Home Equity loans in the amount of $306,000 and one loan is a Commercial Real Estate loan in the amount of $337,000.

When the Company modifies a loan within a portfolio segment, a potential impairment is analyzed either based on the present value of the expected future cash flows discounted at the interest rate of the original loan terms or the fair value of the collateral less costs to sell.  If it is determined that the value of the loan is less than its recorded investment, then impairment is recognized as a component of the provision for loan losses, an associated increase to the allowance for loan losses or as a charge-off to the allowance for loan losses in the current period.

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$844	$844	$-	$442	$442	$-
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,554	1,571	-	968	1,096	-
Commercial lines of credit	358	370	-	74	74	-
Other commercial and industrial	657	801	-	257	257	-
Municipal	-	-	-	-	-	-
Home equity and junior liens	380	380	-	312	312	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,307	1,307	215	856	856	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	1,182	1,182	401	735	735	109
Commercial lines of credit	-	-	-	378	378	178
Other commercial and industrial	225	230	207	122	122	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	155	155	95	136	136	61
Other consumer	5	5	5	-	-	-
Total:
1-4 family first-lien residential mortgages	2,151	2,151	215	1,298	1,298	149
Residential construction mortgage	-	-	-	-	-	-
Commercial real estate	2,736	2,753	401	1,703	1,831	109
Commercial lines of credit	358	370	-	452	452	178
Other commercial and industrial	882	1,031	207	379	379	122
Municipal	-	-	-	-	-	-
Home equity and junior liens	535	535	95	448	448	61
Other consumer	5	5	5	-	-	-
Totals	$6,667	$6,845	$923	$4,280	$4,408	$619

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2012	2011
1-4 family first-lien residential mortgages	$1,682	$1,156
Commercial real estate	2,506	2,447
Commercial lines of credit	417	207
Other commercial and industrial	718	712
Home equity and junior liens	488	554
Other consumer	3	-
Total	$5,814	$5,076

The following table presents the interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2012	2011
1-4 family first-lien residential mortgages	$108	$64
Commercial real estate	71	86
Commercial lines of credit	14	31
Other commercial and industrial	29	12
Home equity and junior liens	10	9
Other consumer	1	-
Total	$233	$202

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2012 and 2011 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(108)	-	(142)	-	(89)
Recoveries	75	-	14	50	-
Provisions	180	-	530	(73)	190
Ending balance	$811	$-	$1,748	$440	$750
Ending balance: related to loans
individually evaluated for impairment	$215	$-	$401	$-	$207
Ending balance: related to loans
collectively evaluated for impairment	$596	$-	$1,347	$440	$543

Loans receivables:
Ending balance	$173,955	$2,655	$82,329	$13,748	$31,477
Ending balance: individually
evaluated for impairment	$2,151	$-	$2,736	$358	$882
Ending balance: collectively
evaluated for impairment	$171,804	$2,655	$79,593	$13,390	$30,595

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	(8)	(161)	-	(508)
Recoveries	-	6	59	-	204
Provisions	-	(5)	108	(105)	825
Ending balance	$2	$494	$168	$88	$4,501
Ending balance: related to loans
individually evaluated for impairment	$-	$95	$5	$-	$923
Ending balance: related to loans
collectively evaluated for impairment	$2	$399	$163	$88	$3,578

Loans receivables:
Ending balance	$3,588	$22,073	$3,469	$-	$333,294
Ending balance: individually
evaluated for impairment	$-	$535	$5	$-	$6,667
Ending balance: collectively
evaluated for impairment	$3,588	$21,538	$3,464	$-	$326,627

December 31, 2011
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$750	$-	$1,204	$579	$501
Charge-offs	(237)	-	(205)	(65)	(34)
Recoveries	49	-	-	1	-
Provisions	102	-	347	(52)	182
Ending balance	$664	$-	$1,346	$463	$649
Ending balance: related to loans
individually evaluated for impairment	$149	$-	$109	$178	$122
Ending balance: related to loans
collectively evaluated for impairment	$515	$-	$1,237	$285	$527
Loans receivables:
Ending balance	$158,384	$3,935	$73,420	$13,791	$22,701
Ending balance: individually
evaluated for impairment	$1,298	$-	$1,703	$452	$379
Ending balance: collectively
evaluated for impairment	$157,086	$3,935	$71,717	$13,339	$22,322

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$424	$89	$98	$3,648
Charge-offs	-	(43)	(123)	-	(707)
Recoveries	-	10	39	-	99
Provisions	(1)	110	157	95	940
Ending balance	$2	$501	$162	$193	$3,980
Ending balance: related to loans
individually evaluated for impairment	$-	$61	$-	$-	$619
Ending balance: related to loans
collectively evaluated for impairment	$2	$440	$162	$193	$3,361

Loans receivables:
Ending balance	$3,619	$24,171	$4,140	$-	$304,161
Ending balance: individually
evaluated for impairment	$-	$448	$-	$-	$4,280
Ending balance: collectively
evaluated for impairment	$3,619	$23,723	$4,140	$-	$299,881

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $24,775,000 and $31,241,000 at December 31, 2012 and 2011, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2012 and 2011, was $2,000 and $8,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2012	2011
Mortgage servicing rights capitalized	$2	$-
Mortgage servicing rights amortized	$7	$27

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2012	2011
Land	$1,544	$1,544
Buildings	10,056	10,056
Furniture, fixtures and equipment	9,051	8,703
Construction in progress	186	353
	20,837	20,656
Less: Accumulated depreciation	10,729	9,959
	$10,108	$10,697

NOTE 9: GOODWILL

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company’s goodwill to determine whether or not any impairment of the carrying value may exist. The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  For purposes of this assessment, management considers the Company and its subsidiaries as a whole to be the reporting unit. Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $3.8 million is not impaired as of December 31, 2012.

NOTE 10: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2012	2011
Savings accounts	$63,501	$58,689
Time accounts	78,176	83,786
Time accounts of $100,000 or more	85,145	69,558
Money management accounts	14,441	14,249
MMDA accounts	73,519	70,588
Demand deposit interest-bearing	29,693	28,625
Demand deposit noninterest-bearing	43,913	37,153
Mortgage escrow funds	3,417	3,481
Total Deposits	$391,805	$366,129
At December 31, 2012, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2013	$108,112
2014	35,541
2015	7,126
2016	4,546
2017	1,796
Thereafter	6,200
Total	$163,321

NOTE 11: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31 is as follows:

(In thousands)	2012	2011
Short-term:
FHLB Advances	$9,000	$-
Long-term:
FHLB advances	$20,000	$20,000
ESOP loan payable	964	1,074
Citigroup Repurchase agreements	5,000	5,000
Total long-term borrowings	$25,964	$26,074

Terms of the ESOP loan payable, which is based on a variable rate, are detailed in Note 14.

The principal balances, interest rates and maturities of the remaining borrowings, all of which are at a fixed rate, at December 31, 2012 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Long-term:
Repurchase agreements (due in 2013)	$5,000	2.95%
Advances with FHLB
due within 1 year	4,000	4.46%-4.53%
due within 2 years	5,000	2.85%-3.07%
due within 3 years	2,000	2.79%
due within 4 years	3,000	2.12%
due within 5 years	4,000	1.36%-2.56%
due within 10 years	2,000	2.56%
Total advances with FHLB	20,000
Total long-term borrowings	$25,000

At December 31, 2012, scheduled repayments of long-term debt are as follows (in thousands):

2013	$9,110
2014	5,110
2015	2,110
2016	3,110
2017	4,110
Thereafter	2,414
$25,964

The repurchase agreement with Citigroup is collateralized by certain investment securities having a fair value of $5.7 million at December 31, 2012.  The collateral is under the Company’s control.  The Company also has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $58.5 million and FHLB stock with a carrying value of $1.9 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2012.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $32.2 million line of credit available at December 31, 2012 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has an $11.0 million line of credit available with three other correspondent banks. $4.0 million of that line of credit is available on an unsecured basis and the remaining $7.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Federal Reserve Board (“FRB”).  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR plus 1.65% (1.96%) at December 31, 2012) with a five-year call provision.  The Company guarantees all of these securities.

The Company's equity interest in the trust subsidiary of $155,000 is reported in "Other assets".  For regulatory reporting purposes, the Federal Reserve has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations at beginning of year	$10,167	$7,539	$401	$364
Service cost	166	328	-	-
Interest cost	397	414	17	19
Actuarial loss	863	2,085	68	47
Curtailment gain	(1,919)	-	-	-
Benefits paid	(209)	(199)	(36)	(29)
Benefit obligations at end of year	9,465	10,167	450	401
Change in plan assets:
Fair value of plan assets at beginning of year	7,549	7,890	-	-
Actual return on plan assets	846	(142)	-	-
Benefits paid	(209)	(199)	(36)	(29)
Employer contributions	2,600	-	36	29
Fair value of plan assets at end of year	10,786	7,549	-	-
Funded Status - asset (liability)	$1,321	$(2,618)	$(450)	$(401)

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2012	2011	2012	2011
Unrecognized transition obligation	$-	$-	$-	$2
Net loss, net of curtailment gain	4,466	5,940	142	86
	4,466	5,940	142	88
Tax Effect	1,786	2,376	57	35
	$2,680	$3,564	$85	$53

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The accumulated benefit obligation for the defined benefit pension plan was $9,465,000 and $8,245,000 at December 31, 2012 and 2011, respectively.  The postretirement plan had an accumulated benefit obligation of $450,000 and $401,000 at December 31, 2012 and 2011, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Weighted average discount rate	4.05%	4.40%	4.05%	4.40%
Rate of increase in future compensation levels	-	3.50%	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 7.5% for 2013, gradually decreasing to 5.00% in 2018 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
(In thousands)
Service cost	$166	$328	$-	$-
Interest cost	397	414	17	19
Expected return on plan assets	(809)	(625)	-	-
Amortization of transition obligation	-	-	2	18
Amortization of net losses	381	247	13	1
Net periodic benefit plan cost	$135	$364	$32	$38

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31 were as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Weighted average discount rate	4.40%	5.54%	4.40%	5.54%
Expected long term rate of return on plan assets	8.00%	8.00%	-	-
Rate of increase in future compensation levels	-	3.50%	-	-

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

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2013 is $361,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the post retirement health plan in 2013 is $20,000.  The expected net periodic benefit plan cost for 2013 is estimated at a $76,000 negative expense for both retirement plans.

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$1,018	$-	$-	$1,018
Small-cap core (b)	1,339	-	-	1,339
Large-cap core (c)	752	-	-	752
Large-cap value (d)	1,239	-	-	1,239
Common/collective trusts - equity
Large-cap core (e)	-	1,191	-	1,191
Large-cap value (f)	-	595	-	595
Large-cap growth (g)	-	792	-	792
Common/collective trusts - fixed income
Market duration fixed (h)	-	3,860	-	3,860
Cash Equivalents-Money market	-	-	-	-
Total	$4,348	$6,438	$-	$10,786

(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 150 stocks.
(c)	This category consists of a mutual fund that seeks fast growing large-cap companies with sustainable franchises and positive price momentum. The portfolio holds 60 to 90 stocks.
(d)	This category has investments in medium to large non-US companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.
(e)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(f)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(g)	This category consists of a portfolio of between 35 and 55 stocks of fast growing, predictable, and cyclical large cap growth companies.
(h)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

	At December 31, 2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$675	$-	$-	$675
Small-cap core (b)	895	-	-	895
Common/collective trusts - equity
Large-cap core (c)	-	798	-	798
Large-cap value (d)	-	393	-	393
Large-cap growth (e)	-	1,087	-	1,087
International core (f)	-	830	-	830
Common/collective trusts - fixed income
Market duration fixed (g)	-	2,871	-	2,871
Total	$1,570	$5,979	$-	$7,549

(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 150 stocks.
(c)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(d)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(e)	This category consists of a portfolio of between 45 and 65 stocks that will typically overweight technology and health care.
(f)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold more than 200 stocks, with 0% - 35% invested in emerging markets securities.
(g)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed and asset-backed securities.

Funds that are mutual funds and actively traded qualify as “Level 1” assets because market values are readily available and accessible (“using quoted prices in active markets”).  Funds referred to as “common/collective trusts” are proprietary funds that are not available to the general public, and therefore classified as Level 2.  The value of these are determined based on underlying assets which may be securities having quoted prices in active markets, mutual funds, or fixed income securities whose methodology for determining fair value is described in Note 20.

For the fiscal year ending December 31, 2013, the Bank expects to contribute approximately $35,000 to the postretirement plan.  In January 2012, the Bank made a contribution of $2.6 million to the pension plan in response to the unfunded pension liability of $2.6 million recorded at December 31, 2011. No additional contributions were made in 2012.  The Company may consider an additional contribution in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
	Benefits	Benefits	Total
Years ending December 31:
(In thousands)
2013	$234	$35	$269
2014	244	36	280
2015	253	36	289
2016	264	36	300
2017	296	37	333
Years 2018 - 2022	1,678	165	1,843

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $208,000 and $176,000 for 2012 and 2011, respectively.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2012 and 2011, other liabilities include approximately $1,979,000 and $1,929,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2012 and 2011 amounted to approximately $217,000 and $224,000, respectively.

The Company has a supplemental executive retirement plan (“SERP”) for the benefit of a retired Chief Executive Officer at December 31, 2012.  A SERP was in place for the benefit of the present Chief Executive Officer at December 31, 2011 but was terminated on December 31, 2012 with the proceeds of the trust distributed on that date.  At December 31, 2012 and 2011, other liabilities included approximately $173,000 and $218,000, respectively, accrued under this plan related only to the retired CEO.  Compensation expense includes approximately $16,000 relating to the supplemental executive retirement plan for the year ended December 31, 2012 and $19,000 for the year ended December 31, 2011.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2012 and 2011, the cash surrender values of these policies were $8,046,000 and $7,939,000, respectively.

NOTE 13:  STOCK BASED COMPENSATION PLANS

The February 1997 Stock Option Plan

In February 1997, the Board of Directors approved an option plan and granted options thereunder with an exercise price equal to the market value of the Company’s shares at the date of grant.  Under the Stock Option Plan, up to 132,249 options had been authorized for grant of incentive stock options and nonqualified stock options.  None of the original options granted prior to July 2001 remain outstanding at December 31, 2012 or December 31, 2011.

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

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $81,000 and $47,000 in 2012 and 2011, respectively, and is expected to record $79,000 in each of the years 2013 through 2015, and $38,000 in 2016.

At December 31, 2012, there were 106,000 options outstanding, of which 22,000 were exercisable at an exercise price of $9.00, and an average remaining contractual life of 8.5 years.  Expiring options in 2012 were the result of Director attrition.

Activity in the stock option plans is as follows:
		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at December 31, 2010	19	$8.34	19
Granted	120	$9.00	-
Exercised	(8)	8.34	(8)
Expired	(11)	8.34	(11)
Outstanding at December 31, 2011	120	$9.00	-
Granted	-	$-	-
Newly Vested	-	9.00	23
Exercised	(1)	9.00	(1)
Expired	(13)	9.00	-
Outstanding at December 31, 2012	106	$9.00	22

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2012, the intrinsic value of the stock options was $138,000.  At December 31, 2011, the value of the Company’s stock was less than the stock option price, therefore the outstanding and exercisable stock options had no intrinsic value.

NOTE 14:  EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the Pathfinder Bank Employee Stock Ownership Plan (“Plan”) to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A., guaranteed by the Company, to fund the Plan’s purchase of 125,000 shares of the Company’s treasury stock.  The loan is being repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest accrues at the Wall Street Journal Prime Rate plus 1.00%, and is secured by the unallocated shares of the ESOP stock.  In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year.  The Company recorded $127,000 and $72,000 in compensation expense in 2012 and 2011, respectively, including $13,000 and $7,000 for dividends on unallocated shares in these same time periods.  At December 31, 2012, there were 106,250 unearned ESOP shares with a fair value of $1.1 million.

NOTE 15: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2012	2011
Current	$1,205	$(149)
Deferred	(276)	1,193
	$929	$1,044

The provision for income taxes includes the following:

(In thousands)	2012	2011
Federal Income Tax	$873	$968
New York State Franchise Tax	56	76
	$929	$1,044

The components of the net deferred tax (liability) asset, included in other assets or other liabilities as of December 31, are as follows:

(In thousands)	2012	2011
Assets:
Deferred compensation	$833	$832
Allowance for loan losses	1,741	1,540
Postretirement benefits	174	156
Mortgage recording tax credit carryforward	206	277
Impairment losses on investment securities	337	342
Capital loss carryforward	293	307
AMT credit carryforward	-	59
Pension liability	-	85
Other	284	106
Total	3,868	3,704
Liabilities:
Pension asset	(511)	-
Depreciation	(703)	(749)
Accretion	(52)	(45)
Loan origination fees	(176)	(221)
Intangible assets	(1,486)	(1,409)
Investment securities and financial derivative	(1,008)	(636)
Prepaid expenses	(52)	(114)
Total	(3,988)	(3,174)
	(120)	530
Less: deferred tax asset valuation allowance	(458)	(458)
Net deferred tax (liability) asset	$(578)	$72

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2012	2011
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	1.0	1.5
Tax-exempt interest income	(7.3)	(4.4)
Increase in value of bank owned life insurance less premiums paid	(2.3)	(1.9)
Gain on proceeds from bank owned life insurance	(0.4)	-
Other	1.0	1.8
Effective income tax rate	26.0%	31.0%

At December 31, 2012 and 2011, the Company did not have any uncertain tax positions.  The Company’s policy is to recognize interest and penalties, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by the Federal and New York State taxing authorities are the years ended December 31, 2009 through 2011.

NOTE 16: COMMITMENTS AND CONTINGENCIES

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2012	2011
Commitments to grant loans	$25,145	$9,010
Unfunded commitments under lines of credit	19,017	17,174
Standby letters of credit	1,481	1,595

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2012 with fixed interest rates amounted to approximately $4.5 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2012 with variable interest rates amounted to approximately $41.1 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $65,000 for 2012 and $73,000 for 2011.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2013	$63
2014	33
2015	33
2016	33
2017	33
Total minimum lease payments	$195

The total amount of minimum rents to be received in the future under non-cancelable subleases is $5,000.

NOTE 17: DIVIDENDS AND RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company, subject to regulatory approval, each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The FRB has indicated that (i) the Holding Company shall provide the FRB annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the FRB shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2012 and 2011, the Company paid or accrued dividends totaling $190,000 to the Holding Company in each of these two years. The Holding Company did not waive the right to receive its portion of the cash dividends declared during 2012 or 2011.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 18, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $6,268,000 as of December 31, 2012.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Company is prohibited from accepting or directing the Bank to declare or pay a dividend or other capital distributions without prior written approval of the Federal Reserve.

Since the Company has chosen to participate in the Treasury’s SBLF program, it is permitted to pay dividends on its common stock provided certain Tier 1 capital minimums are exceeded and SBLF dividends have been declared and paid to Treasury as of the most recent dividend period.

NOTE 18: REGULATORY MATTERS

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

As of December 31, 2012, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Core Capital (to Risk-Weighted Assets)	$45,763	14.2%	$25,808	8.0%	$32,259	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,574	12.9%	$12,904	4.0%	$19,356	6.0%
Tier 1 Capital (to Assets)	$41,574	8.8%	$18,831	4.0%	$23,539	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

On September 11, 2009, the Company entered into the Purchase Agreement with the United States Department of the Treasury pursuant to which the Company issued and sold to Treasury: (i) 6,771 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share, at an exercise price per share of $6.58.  The Company contributed to the Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

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

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Company’s wholly owned subsidiary, the Bank.  The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.   The Company’s dividend rate as of the date of this report is 2.56%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2012, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2012 and 2011, these reserve balances amounted to $2,811,000 and $2,582,000, respectively.

NOTE 19: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 20 for further discussion of the fair value of the interest rate derivative.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)		2012	2011
Cash flow hedge:
	Other liabilities	$195	$200

The change in accumulated other comprehensive loss, on a pretax basis, and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2012	2011
Balance as of January 1:	$(200)	$(110)
Amount of losses recognized in other comprehensive income	(53)	(151)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	58	61
Balance as of December 31:	$(195)	$(200)

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

NOTE 20: FAIR VALUE MEASUREMENTS AND DISCLOSURES

Accounting guidance related to fair value measurements and disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs, minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property) and the cost approach.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as changes in absorption rates or market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Foreclosed real estate:  Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”).  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.   Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as changes in absorption rates and market conditions from the time of valuation, and anticipated sales values considering management’s plans for disposition, which could result in adjustment to lower the property value estimates indicated in the appraisals.  These measurements are classified as Level 3 within the fair value hierarchy.

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,183	$-	$6,183
State and political subdivisions	-	27,471	-	27,471
Corporate	-	23,006	-	23,006
Residential mortgage-backed - US agency	-	48,251	-	48,251
Residential mortgage-backed - private label	-	305	-	305
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,291	-	-	1,291
Large cap equity fund	1,081	-	-	1,081
Other mutual funds	-	319	-	319
Common stock - financial services industry	33	399	-	432
Total investment securities	$2,405	$105,934	$-	$108,339

Interest rate swap derivative	$-	$(195)	$-	$(195)

	2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$5,073	$-	$5,073
State and political subdivisions	-	20,304	-	20,304
Corporate	-	20,434	-	20,434
Residential mortgage-backed - US agency	-	51,056	-	51,056
Residential mortgage-backed - private label	-	519	-	519
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,024	-	-	1,024
Other mutual funds	-	243	-	243
Common stock - financial services industry	25	419	-	444
Total investment securities	$2,347	$98,048	$-	$100,395

Interest rate swap derivative	$-	$(200)	$-	$(200)

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,951	$1,951
Foreclosed real estate	$-	$-	$301	$301

	2011
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,608	$1,608
Foreclosed real estate	$-	$-	$165	$165

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

		Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(21%)
		Costs to Sell	6% - 15%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
		Costs to Sell	6% - 7%	(6%)

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

Junior subordinated debentures – Current economic conditions have rendered the market for this liability inactive.  As such, the Company is unable to determine a good estimate of fair value.  Since the rate paid on the debentures held is lower than what would be required to secure an interest in the same debt at year end, and we are unable to obtain a current fair value, we have disclosed that the carrying value approximates the fair value, resulting in a Level 3 classification.

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

Off-balance sheet instruments – Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  Such fees were not material at December 31, 2012 and December 31, 2011.

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		2012		2011
	Fair Value	Carrying		Carrying
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$8,665	$8,665	$10,218	$10,218
Interest earning time deposits	1	2,000	2,000	2,000	2,000
Investment securities	1	2,405	2,405	2,347	2,347
Investment securities	2	105,934	105,934	98,048	98,048
Federal Home Loan Bank stock	2	1,929	1,929	1,528	1,528
Net loans	3	329,247	341,389	300,770	310,218
Accrued interest receivable	1	1,717	1,717	1,685	1,685

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$228,484	$228,484	$214,318	$214,318
Time Deposits	2	163,321	165,491	151,811	154,836
Borrowings	2	34,964	36,054	26,074	27,322
Junior subordinated debentures	3	5,155	5,155	5,155	5,155
Accrued interest payable	1	140	140	145	145
Interest rate swap derivative	2	195	195	200	200
Off-balance sheet instruments:
Standby letters of credit		$-	$-	$-	$-
Commitments to extend credit		$-	$-	$-	$-

NOTE 21: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2012	2011
(In thousands)
Assets
Cash	$1,482	$1,729
Investments	33	23
Investment in bank subsidiary	44,206	41,213
Investment in non-bank subsidiary	155	155
Other assets	390	328
Total assets	$46,266	$43,448
Liabilities and Shareholders' Equity
Accrued liabilities	$364	$452
Junior subordinated debentures	5,155	5,155
Shareholders' equity	40,747	37,841
Total liabilities and shareholders' equity	$46,266	$43,448

Statements of Income	2012	2011
(In thousands)
Income
Dividends from bank subsidiary	$1,200	$-
Dividends from non-bank subsidiary	3	4
Total income	1,203	4
Expenses
Interest	168	163
Operating	114	200
Total expenses	282	363
Income (loss) before taxes and equity in undistributed net income of subsidiaries	921	(359)
Tax benefit	72	108
Income (loss) before equity in undistributed net income of subsidiaries	993	(251)
Equity in undistributed net income of subsidiaries	1,655	2,574
Net income	$2,648	$2,323

Statements of Cash Flows	2012	2011
(In thousands)
Operating Activities
Net Income	$2,648	$2,323
Equity in undistributed net income of subsidiaries	(1,655)	(2,574)
Stock based compensation and ESOP expense	193	112
Net change in other assets and liabilities	(93)	29
Net cash flows from operating activities	1,093	(110)
Investing Activities
Capital contributed to wholly-owned bank subsidiary	-	(4,900)
Net cash flows from investing activities	-	(4,900)
Financing activities
Proceeds from sale of preferred stock -SBLF	-	13,000
Proceeds from exercise of stock options	5	66
Purchase of CPP Warrants from Treasury and redemption of CPP Preferred stock	(537)	(6,771)
Cash dividends paid to preferred shareholders	(507)	(457)
Cash dividends paid to common shareholders	(301)	(298)
Net cash flows from financing activities	(1,340)	5,540
Change in cash and cash equivalents	(247)	530
Cash and cash equivalents at beginning of year	1,729	1,199
Cash and cash equivalents at end of year	$1,482	$1,729

NOTE 22:  RELATED PARTY TRANSACTIONS

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

The following represents the activity associated with loans to related parties during the year ended December 31, 2012:

(In thousands)
Balance at the beginning of the year	$3,753
Originations	2,976
Principal payments	(812)
Decrease due to Director attrition	(88)
Balance at the end of the year	$5,829

At December 31, 2012 and December 31, 2011, the Bank had a loan receivable from the Holding Company of $1.0 million and $1.1 million, respectively.   Interest paid by the Holding Company for the years ended 2012 and 2011 was $53,000 and $59,000, respectively.

Deposits of related parties at December 31, 2012 and December 31, 2011 were $1.9 million and $2.4 million, respectively.

In October 2002, the Company entered into a land lease with one of its directors, now retired, on an arms-length basis. In January 2006, the Company entered into a lease with the Holding Company for the use of a training facility.  This lease was executed on an arms-length basis.  During 2010, the Company entered into an arm’s length lease with the Holding Company for space that is then sub-leased by the Company to a charitable organization at below-market rents.  Rent expense paid to the related parties during 2012 and 2011 was $21,000 and $23,000, respectively.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2012.

Name	Age	Positions Held With the Company
Thomas W. Schneider	51	President and Chief Executive Officer
James A. Dowd, CPA	45	Senior Vice President, Chief Financial Officer
Edward A. Mervine	56	Senior Vice President, General Counsel
Melissa A. Miller	55	Senior Vice President, Chief Operating Officer
Ronald Tascarella	54	Senior Vice President, Chief Credit Officer

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2012 and 2011, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)	Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis.”
(b)	Exhibits
3.1	Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 25, 2001)
3.2	Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 15, 2005 and November 28, 2007)
4	Form of Stock Certificate of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 25, 2001)
10.1	Pathfinder Bank 1997 Stock Option Plan (Incorporated herein by reference to the Company's S-8 file no. 333-53027)
10.2	2010 Pathfinder Bancorp, Inc. Stock Option Plan (incorporated by reference to the Company’s S-8 file no. 333-178590)
10.3	2003 Executive Deferred Compensation Plan (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)
10.4	2003 Trustee Deferred Fee Plan (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)
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
Pathfinder Bancorp, Inc.
Date:	March 18, 2013	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and		James A. Dowd, Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 18, 2013	Date:	March 18, 2013

By:	/s/ Janette Resnick	By:	/s/ Richard M. Jablonka
	Janette Resnick, Director		Richard M. Jablonka, Vice President and
	Chairman of the Board		Controller
(Principal Accounting Officer)
Date:	March 18, 2013	Date:	March 18, 2013

By:	/s/ L. William Nelson	By:	/s/ William A. Barclay
	L. William Nelson, Director		William A. Barclay, Director
Date:	March 18, 2013	Date:	March 18, 2013

By:	/s/ Lloyd Stemple	By:	/s/ Chris R. Burritt
	Lloyd Stemple, Director		Chris R. Burritt, Director
Date:	March 18, 2013	Date:	March 18, 2013

By:	/s/John P. Funiciello
	John Funiciello, Director	By:	/s/ George P. Joyce
Date:	March 18, 2013		George P. Joyce, Director
		Date:	March 18, 2013
By:	/s/ David A. Ayoub
David Ayoub, Director
Date:	March 18, 2013

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	100%	New York
Pathfinder Statutory Trust II	100%	Delaware
Pathfinder Commercial Bank (1)	100%	New York
Pathfinder REIT, Inc. (1)	100%	New York
Whispering Oaks Development Corp. (1)	100%	New York
Pathfinder Risk Management Company Inc. (1)	100%	New York

(1) Wholly owned subsidiary of Pathfinder Bank.

EXHIBIT 23: CONSENT OF BONADIO & CO., LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-178590) and Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. of our report, dated March 18, 2013, relating to the consolidated financial statements, which appear in this Annual Report on Form 10-K.

Bonadio & Co., LLP Syracuse, New York March 18, 2013	/s/ BONADIO & CO., LLP

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
March 18, 2013	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
March 18, 2013	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officers

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2012 and that to the best of his knowledge:

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
March 18, 2013	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
March 18, 2013	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer