Form 10-Q
period 2013-03-31
PATHFINDER BANCORP INC
filed 2013-05-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2013

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

As of May 9, 2013, there were 2,979,969 shares issued and 2,618,182 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	29
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION		40

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		41

EXHIBITS		42

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	March 31,	December 31,
(In thousands, except share data)	2013	2012
ASSETS:
Cash and due from banks	$5,982	$6,435
Interest earning deposits	7,236	2,230
Total cash and cash equivalents	13,218	8,665
Interest earning time deposits	2,000	2,000
Investment securities, at fair value	125,955	108,339
Federal Home Loan Bank stock, at cost	1,505	1,929
Loans	338,944	333,748
Less: Allowance for loan losses	4,686	4,501
Loans receivable, net	334,258	329,247
Premises and equipment, net	10,168	10,108
Accrued interest receivable	1,912	1,717
Foreclosed real estate	372	426
Goodwill	3,840	3,840
Bank owned life insurance	8,105	8,046
Other assets	3,631	3,479
Total assets	$504,964	$477,796

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$378,709	$347,892
Noninterest-bearing	49,676	43,913
Total deposits	428,385	391,805
Short-term borrowings	-	9,000
Long-term borrowings	25,936	25,964
Junior subordinated debentures	5,155	5,155
Accrued interest payable	142	140
Other liabilities	4,297	4,985
Total liabilities	463,915	437,049
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,980,469 shares issued and 2,618,182 and 2,618,182 shares outstanding, respectively	30	30
Additional paid in capital	8,141	8,120
Retained earnings	27,115	26,685
Accumulated other comprehensive loss	(1,500)	(1,318)
Unearned ESOP	(909)	(936)
Treasury stock, at cost; 361,787,and 362,287 shares, respectively	(4,828)	(4,834)
Total shareholders' equity	41,049	40,747
Total liabilities and shareholders' equity	$504,964	$477,796

The accompanying notes are an integral part of the consolidated financial statements.

Page - 3 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2013	March 31, 2012
Interest and dividend income:
Loans, including fees	$4,125	$4,011
Debt securities:
Taxable	384	458
Tax-exempt	191	163
Dividends	34	33
Interest earning time deposits	6	7
Federal funds sold and interest earning deposits	1	1
Total interest income	4,741	4,673
Interest expense:
Interest on deposits	659	761
Interest on short-term borrowings	8	3
Interest on long-term borrowings	229	252
Total interest expense	896	1,016
Net interest income	3,845	3,657
Provision for loan losses	324	225
Net interest income after provision for loan losses	3,521	3,432
Noninterest income:
Service charges on deposit accounts	255	273
Earnings and gain on bank owned life insurance	61	93
Loan servicing fees	44	41
Net gains on sales and redemptions of investment securities	39	112
Net gains (losses) on sales of loans and foreclosed real estate	29	(24)
Debit card interchange fees	106	97
Other charges, commissions & fees	142	136
Total noninterest income	676	728
Noninterest expense:
Salaries and employee benefits	1,910	1,974
Building occupancy	365	383
Data processing	368	341
Professional and other services	159	153
Advertising	116	60
FDIC assessments	84	77
Audits and exams	61	56
Other expenses	442	411
Total noninterest expenses	3,505	3,455
Income before income taxes	692	705
Provision for income taxes	187	176
Net income	505	529
Preferred stock dividends	-	138
Net income available to common shareholders	$505	$391

Earnings per common share - basic	$0.20	$0.16
Earnings per common share - diluted	$0.20	$0.16
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Page - 4 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
(In thousands)	2013	2012
Net Income	$505	$529

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	95	134

Unrealized holding gain on financial derivative:
Change in unrealized holding loss on financial derivative	-	(8)
Reclassification adjustment for interest expense included in net income	15	14
Net unrealized gain on financial derivative	15	6

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(374)	167
Reclassification adjustment for net gains included in net income	(39)	(112)
Net unrealized (losses) gains on securities available-for-sale	(413)	55

Other comprehensive (loss) income , before tax	(303)	195
Tax effect	121	(78)
Other comprehensive (loss) income, net of tax	(182)	117
Comprehensive Income	$323	$646

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(38)	$(53)
Change in unrealized holding loss on financial derivative	-	3
Reclassification adjustment for interest expense included in net income	(6)	(6)
Unrealized holding (losses) gains arising during the period	149	(67)
Reclassification adjustment for net gains included in net income	16	45
Income tax effect related to other comprehensive income	$121	$(78)

The accompanying notes are an integral part of the consolidated financial statements.

Page - 5 -

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 2013 and March 31, 2012

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$40,747

Net income	-	-	-	505	-	-	-	505

Other comprehensive loss, net of tax:	-	-	-	-	(182)	-	-	(182)

ESOP shares earned (3,125 shares)	-	-	7	-	-	27	-	34

Stock based compensation	-	-	20	-	-	-	-	20

Stock options exercised	-	-	(6)	-	-	-	6	-

Common stock dividends declared ($0.03 per share)	-	-	-	(75)	-	-	-	(75)
Balance, March 31, 2013	$13,000	$30	$8,141	$27,115	$(1,500)	$(909)	$(4,828)	$41,049

Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841

Net income	-	-	-	529	-	-	-	529

Other comprehensive income, net of tax:	-	-	-	-	117	-	-	117

Purchase of CPP Warrants from Treasury	-	-	(706)	169	-	-	-	(537)

Preferred stock dividends - SBLF	-	-	-	(138)	-	-	-	(138)

ESOP shares earned (3,602 shares)	-	-	1	-	-	32	-	33

Stock based compensation	-	-	23	-	-	-	-	23

Common stock dividends declared ($0.03 per share)	-	-	-	(75)	-	-	-	(75)
Balance, March 31, 2012	$13,000	$30	$8,048	$25,103	$(2,547)	$(1,007)	$(4,834)	$37,793

The accompanying notes are an integral part of the consolidated financial statements.

Page - 6 -

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the three months ended March 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$505	$529
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	324	225
Proceeds from sales of loans	182	41
Originations of loans held-for-sale	(172)	(40)
Realized (gains) losses on sales and redemptions of:
Real estate acquired through foreclosure	(19)	25
Loans	(10)	(1)
Available-for-sale investment securities	(39)	(112)
Depreciation	176	199
Amortization of mortgage servicing rights	-	4
Amortization of deferred loan costs	34	51
Earnings on bank owned life insurance	(59)	(93)
Realized gain on proceeds from bank owned life insurance	(2)	-
Net amortization of premiums and discounts on investment securities	222	285
Stock based compensation and ESOP expense	54	56
Net change in accrued interest receivable	(195)	(284)
Pension plan contribution	-	(2,600)
Net change in other assets and liabilities	(505)	(129)
Net cash flows from operating activities	496	(1,844)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(28,173)	(37,225)
Redemptions of Federal Home Loan Bank stock	424	129
Proceeds from maturities and principal reductions of
investment securities available-for-sale	8,067	4,937
Proceeds from sales and redemptions of:
Available-for-sale investment securities	1,893	5,052
Real estate acquired through foreclosure	55	46
Proceeds from bank owned life insurance	2	-
Net change in loans	(5,369)	494
Purchase of premises and equipment	(236)	(43)
Net cash flows from investing activities	(23,337)	(26,610)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	30,973	18,341
Net change in time deposits and brokered deposits	5,607	10,795
Net change in short-term borrowings	(9,000)	-
Payments on long-term borrowings	(28)	(1,028)
Redemption of preferred stock - CPP	-	(537)
Cash dividends paid to preferred shareholder - SBLF	(83)	(142)
Cash dividends paid to common shareholders	(75)	(75)
Net cash flows from financing activities	27,394	27,354
Change in cash and cash equivalents	4,553	(1,100)
Cash and cash equivalents at beginning of period	8,665	10,218
Cash and cash equivalents at end of period	$13,218	$9,118
CASH PAID DURING THE PERIOD FOR:
Interest	$894	$1,012
Income taxes	140	-
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	-	108

The accompanying notes are an integral part of the consolidated financial statements.

Page - 7 -

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2012 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012 and 2011 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part 1.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2)  New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption did not have a material impact on our consolidated statements of condition, results of operations, or cash flows.

(3)  Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income less the total of preferred dividends declared.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the treasury stock method.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

Page - 8 -

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended
	March 31,
(In thousands, except share and per share data)	2013	2012
Basic Earnings Per Common Share
Net income available to common shareholders	$505	$391
Weighted average common shares outstanding	2,512	2,500
Basic earnings per common share	$0.20	$0.16

Diluted Earnings Per Common Share
Net income available to common shareholders	$505	$391
Weighted average common shares outstanding	2,512	2,500
Effect of assumed exercise of stock options	-	3
Effect of assumed exercise of stock warrants	-	16
Diluted weighted average common shares outstanding	2,512	2,519
Diluted earnings per common share	$0.20	$0.16

(4) Investment Securities - Available-for-Sale

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$19,953	$15	$(34)	$19,934
State and political subdivisions	25,540	864	(93)	26,311
Corporate	21,774	420	(341)	21,853
Residential mortgage-backed - US agency	53,440	1,056	(149)	54,347
Residential mortgage-backed - private label	261	8	-	269
Total	120,968	2,363	(617)	122,714
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	-	-	1,286
Large cap equity fund	905	303	-	1,208
Other mutual funds	183	128	-	311
Common stock - financial services industry	420	16	-	436
Total	2,794	447	-	3,241
Total investment securities	$123,762	$2,810	$(617)	$125,955

Page - 9 -

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$6,175	$16	$(8)	$6,183
State and political subdivisions	26,413	1,065	(7)	27,471
Corporate	22,942	468	(404)	23,006
Residential mortgage-backed - US agency	47,113	1,139	(1)	48,251
Residential mortgage-backed - private label	296	9	-	305
Total	102,939	2,697	(420)	105,216
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	5	-	1,291
Large cap equity fund	905	176	-	1,081
Other mutual funds	183	136	-	319
Common stock - financial services industry	420	12	-	432
Total	2,794	329	-	3,123
Total investment securities	$105,733	$3,026	$(420)	$108,339

The amortized cost and estimated fair value of debt investments at March 31, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$7,032	$7,062
Due after one year through five years	27,261	27,689
Due after five years through ten years	15,308	15,674
Due after ten years	17,666	17,673
Mortgage-backed securities	53,701	54,616
Totals	$120,968	$122,714

Page - 10 -

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

					March 31, 2013
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	13	$(34)	$14,858	-	$-	$-	13	$(34)	$14,858
State and political subdivisions	7	(93)	3,888	-	-	-	7	(93)	3,888
Corporate	1	(6)	403	2	(335)	1,635	3	(341)	2,038
Residential mortgage-backed - US agency	12	(149)	13,696	-	-	-	12	(149)	13,696
Totals	33	$(282)	$32,845	2	$(335)	$1,635	35	$(617)	$34,480

					December 31, 2012
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	1	$(8)	$992	-	$-	$-	1	$(8)	$992
State and political subdivisions	8	(7)	2,008	-	-	-	8	(7)	2,008
Corporate	2	(14)	974	2	(390)	1,580	4	(404)	2,554
Residential mortgage-backed - US agency	2	(1)	1,411	-	-	-	2	(1)	1,411
Totals	13	$(30)	$5,385	2	$(390)	$1,580	15	$(420)	$6,965

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of March 31, 2013 represents OTTI.  All related securities are rated A2 or better by Moody’s and have been in an unrealized loss position for five months or less, with the exception of the two corporate securities noted above.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

Page - 11 -

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company’s equity securities had a fair value greater than the book value at March 31, 2013.

Gross realized gains on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2013	2012
Realized gains	$39	$112
Realized losses	-	-
	$39	$112

As of March 31, 2013 and December 31, 2012, securities with a fair value of $67.5 million and $46.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $32.8 million and $37.8 million were pledged against certain borrowing arrangements.  Total borrowings of $5.0 million were outstanding relating to the above noted collateralized borrowing arrangements as of both March 31, 2013 and December 31, 2012.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

(5)  Pension and Postretirement Benefits

The Company had a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.

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

Page - 12 -

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2013	2012	2013	2012

Service cost	$-	$111	$-	$-
Interest cost	95	111	4	4
Expected return on plan assets	(214)	(198)	-	-
Amortization of transition obligation	-	-	-	4
Amortization of net losses	90	130	5	-
Net periodic benefit plan (benefit)cost	$(29)	$154	$9	$8

The Company made a contribution in the amount of $2.6 million to the defined benefit pension plan in January of 2012.  The Company will evaluate any need for further contributions to the defined benefit pension plan during 2013.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$177,411	$173,955
Construction	778	2,655
Total residential mortgage loans	178,189	176,610

Commercial loans:
Real estate	84,308	82,329
Lines of credit	13,461	13,748
Other commercial and industrial	32,826	31,477
Municipal	4,538	3,588
Total commercial loans	135,133	131,142

Consumer loans:
Home equity and junior liens	21,552	22,073
Other consumer	3,643	3,469
Total consumer loans	25,195	25,542

Total loans	338,517	333,294
Net deferred loan costs	427	454
Less allowance for loan losses	(4,686)	(4,501)
Loans receivable, net	$334,258	$329,247

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

Page - 13 -

As of March 31, 2013 and December 31, 2012, residential mortgage loans with a carrying value of $121.4 million and $58.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2012 Annual Report filed on Form 10-K on March 18, 2013, and have not changed.

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  Each portfolio segment is broken down into loan classes where appropriate.  Loan classes contain unique measurement attributes, risk characteristics, and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.  The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

Portfolio Segment	Class

Residential Mortgage Loans	1-4 family first-lien residential mortgages
Construction

Commercial Loans	Real estate
Lines of credit
Other commercial and industrial
Municipal

Consumer Loans	Home equity and junior liens
Other consumer

Page - 14 -

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$169,774	$1,177	$6,432	$28	$177,411
Construction	778	-	-	-	778
Total residential mortgage loans	170,552	1,177	6,432	28	178,189
Commercial loans:
Real estate	78,694	1,429	4,002	183	84,308
Lines of credit	11,868	396	1,197	-	13,461
Other commercial and industrial	30,987	400	1,139	300	32,826
Municipal	4,538	-	-	-	4,538
Total commercial loans	126,087	2,225	6,338	483	135,133
Consumer loans:
Home equity and junior liens	19,600	85	1,780	87	21,552
Other consumer	3,515	49	55	24	3,643
Total consumer loans	23,115	134	1,835	111	25,195
Total loans	$319,754	$3,536	$14,605	$622	$338,517

	As of December 31, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,801	$1,323	$5,831	$-	$173,955
Construction	2,655	-	-	-	2,655
Total residential mortgage loans	169,456	1,323	5,831	-	176,610
Commercial loans:
Real estate	76,719	1,685	3,925	-	82,329
Lines of credit	12,026	-	1,647	75	13,748
Other commercial and industrial	29,705	237	1,500	35	31,477
Municipal	3,588	-	-	-	3,588
Total commercial loans	122,038	1,922	7,072	110	131,142
Consumer loans:
Home equity and junior liens	20,078	145	1,801	49	22,073
Other consumer	3,199	133	111	26	3,469
Total consumer loans	23,277	278	1,912	75	25,542
Total loans	$314,771	$3,523	$14,815	$185	$333,294

Page - 15 -

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2013 and December 31, 2012, are detailed in the following tables:

	As of March 31, 2013

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,646	$1,153	$1,605	$4,404	$173,007	$177,411
Construction	-	-	-	-	778	778
Total residential mortgage loans	1,646	1,153	1,605	4,404	173,785	178,189
Commercial loans:
Real estate	525	552	3,140	4,217	80,091	84,308
Lines of credit	504	271	263	1,038	12,423	13,461
Other commercial and industrial	923	1,360	593	2,876	29,950	32,826
Municipal	-	-	-	-	4,538	4,538
Total commercial loans	1,952	2,183	3,996	8,131	127,002	135,133
Consumer loans:
Home equity and junior liens	347	182	337	866	20,686	21,552
Other consumer	21	18	45	84	3,559	3,643
Total consumer loans	368	200	382	950	24,245	25,195
Total loans	$3,966	$3,536	$5,983	$13,485	$325,032	$338,517

Page - 16 -

	As of December 31, 2012
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,698	$1,161	$2,046	$5,905	$168,050	$173,955
Construction	-	-	-	-	2,655	2,655
Total residential mortgage loans	2,698	1,161	2,046	5,905	170,705	176,610
Commercial loans:
Real estate	1,706	1,833	1,794	5,333	76,996	82,329
Lines of credit	496	153	334	983	12,765	13,748
Other commercial and industrial	1,279	85	598	1,962	29,515	31,477
Municipal	-	-	-	-	3,588	3,588
Total commercial loans	3,481	2,071	2,726	8,278	122,864	131,142
Consumer loans:
Home equity and junior liens	207	405	730	1,342	20,731	22,073
Other consumer	26	42	46	114	3,355	3,469
Total consumer loans	233	447	776	1,456	24,086	25,542
Total loans	$6,412	$3,679	$5,548	$15,639	$317,655	$333,294

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,605	$2,046
	1,605	2,046
Commercial loans:
Real estate	3,140	1,794
Lines of credit	263	334
Other commercial and industrial	593	598
	3,996	2,726
Consumer loans:
Home equity and junior liens	337	730
Other consumer	45	46
	382	776
Total nonaccrual loans	$5,983	$5,548

There were no loans past due ninety days or more and still accruing interest at March 31, 2013 or December 31, 2012.

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

Page - 17 -

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there were no new TDRs for the three month periods ending March 31, 2013 and March 31, 2012.

There are four loans that are in payment default within the three month period ended March 31, 2013 which were modified during the preceding twelve month period.  Two of these loans are commercial real estate loans in the amount of $746,000, one is a commercial line of credit in the amount of $87,000, and the other is a commercial loan in the amount of $110,000.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,354	$1,354	$-	$844	$844	$-
Commercial real estate	1,924	1,948	-	1,554	1,571	-
Commercial lines of credit	356	369	-	358	370	-
Other commercial and industrial	575	729	-	657	801	-
Home equity and junior liens	474	474	-	380	380	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	1,016	1,016	172	1,307	1,307	215
Commercial real estate	1,928	1,928	451	1,182	1,182	401
Commercial lines of credit	100	100	100	-	-	-
Other commercial and industrial	261	266	242	225	230	207
Home equity and junior liens	158	158	93	155	155	95
Other consumer	3	3	3	5	5	5
Total:
1-4 family first-lien residential mortgages	2,370	2,370	172	2,151	2,151	215
Commercial real estate	3,852	3,876	451	2,736	2,753	401
Commercial lines of credit	456	469	100	358	370	-
Other commercial and industrial	836	995	242	882	1,031	207
Home equity and junior liens	632	632	93	535	535	95
Other consumer	3	3	3	5	5	5
Totals	$8,149	$8,345	$1,061	$6,667	$6,845	$923

Page - 18 -

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended March 31,
(In thousands)	2013	2012
1-4 family first-lien residential mortgages	$2,261	$1,252
Commercial real estate	3,294	2,097
Commercial lines of credit	407	452
Other commercial and industrial	859	586
Home equity and junior liens	583	452
Other consumer	4	-
Total	$7,408	$4,839

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended March 31,
(In thousands)	2013	2012
1-4 family first-lien residential mortgages	$30	$15
Commercial real estate	45	23
Commercial lines of credit	4	5
Other commercial and industrial	5	6
Home equity and junior liens	15	4
Other consumer	-	-
Total	$99	$53

Page - 19 -

(7)   Allowance for Loan Losses

Summarized in the tables below are changes in the allowance for loan losses for the indicated periods and information pertaining to the allocation of the allowance for loan losses, balances of the allowance for loan losses, loans receivable based on individual, and collective impairment evaluation by loan portfolio class.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	For the three months ended March 31, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(12)	-	-	(49)	(10)
Recoveries	12	-	-	-	-
Provisions	17	-	147	82	114
Ending balance	$828	$-	$1,895	$473	$854
Ending balance: related to loans
individually evaluated for impairment	$172	$-	$451	$100	$242
Ending balance: related to loans
collectively evaluated for impairment	$656	$-	$1,444	$373	$612
Loans receivables:
Ending balance	$177,411	$778	$84,308	$13,461	$32,826
Ending balance: individually
evaluated for impairment	$2,370	$-	$3,852	$456	$836
Ending balance: collectively
evaluated for impairment	$175,041	$778	$80,456	$13,005	$31,990

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(28)	-	(180)
Recoveries	-	13	16	-	41
Provisions	-	63	(17)	(82)	324
Ending balance	$2	$489	$139	$6	$4,686
Ending balance: related to loans
individually evaluated for impairment	$-	$93	$3	$-	$1,061
Ending balance: related to loans
collectively evaluated for impairment	$2	$396	$136	$6	$3,625
Loans receivables:
Ending balance	$4,538	$21,552	$3,643		$338,517
Ending balance: individually
evaluated for impairment	$-	$632	$3		$8,149
Ending balance: collectively
evaluated for impairment	$4,538	$20,920	$3,640		$330,368

Page - 20 -

	For the three months ended March 31, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(20)	-	(54)	-	(43)
Recoveries	28	-	14	-	-
Provisions	47	-	159	52	113
Ending balance	$719	$-	$1,465	$515	$719
Ending balance: related to loans
individually evaluated for impairment	161	-	228	228	277
Ending balance: related to loans
collectively evaluated for impairment	$558	$-	$1,237	$287	$442

Loans receivables:
Ending balance	$160,339	$2,919	$73,003	$13,978	$21,393
Ending balance: individually
evaluated for impairment	1,206	-	2,491	452	794
Ending balance: collectively
evaluated for impairment	$159,133	$2,919	$70,512	$13,526	$20,599

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	-	(41)	-	(158)
Recoveries	-	2	21	-	65
Provisions	-	(8)	(8)	(130)	225
Ending balance	$2	$495	$134	$63	$4,112
Ending balance: related to loans
individually evaluated for impairment	-	61	-	-	955
Ending balance: related to loans
collectively evaluated for impairment	$2	$434	$134	$63	$3,157

Loans receivables:
Ending balance	$4,203	$23,673	$3,933		$303,441
Ending balance: individually
evaluated for impairment	-	447	-		5,390
Ending balance: collectively
evaluated for impairment	$4,203	$23,226	$3,933		$298,051

Page - 21 -

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of standby letters of credit outstanding as of March 31, 2013.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs, minimize the use of unobservable inputs, to the extent possible, and considers counterparty credit risk in its assessment of fair value.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon market  value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Page - 22 -

Foreclosed real estate:  Fair values for foreclosed real estate are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”).  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.  In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition.  Either change could result in adjustment to lower the property value estimates indicated in the appraisals.  These measurements are classified as Level 3 within the fair value hierarchy.

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$19,934	$-	$19,934
State and political subdivisions	-	26,311	-	26,311
Corporate	-	21,853	-	21,853
Residential mortgage-backed - US agency	-	54,347	-	54,347
Residential mortgage-backed - private label	-	269	-	269
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	-	-	1,286
Large cap equity fund	1,208	-	-	1,208
Other mutual funds	-	311	-	311
Common stock - financial services industry	36	400	-	436
Total investment securities	$2,530	$123,425	$-	$125,955

Interest rate swap derivative	$-	$(180)	$-	$(180)

Page - 23 -

	December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,183	$-	$6,183
State and political subdivisions	-	27,471	-	27,471
Corporate	-	23,006	-	23,006
Residential mortgage-backed - US agency	-	48,251	-	48,251
Residential mortgage-backed - private label	-	305	-	305
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,291	-	-	1,291
Large cap equity fund	1,081	-	-	1,081
Other mutual funds	-	319	-	319
Common stock - financial services industry	33	399	-	432
Total investment securities	$2,405	$105,934	$-	$108,339

Interest rate swap derivative	$-	$(195)	$-	$(195)

The Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$904	$904
Foreclosed real estate	$-	$-	$-	$-

	December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,951	$1,951
Foreclosed real estate	$-	$-	$301	$301

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
March 31, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (21%)
		Costs to Sell	6% - 50% (12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
		Costs to Sell	6% - 7% (6%)

Page - 24 -

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
December 31, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (21%)
		Costs to Sell	6% - 15% (12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
		Costs to Sell	6% - 7% (6%)

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

Page - 25 -

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

Junior subordinated debentures – Current economic conditions have rendered the market for this liability inactive.  As such, the Company was formerly unable to determine a good estimate of fair value, resulting in a Level 3 classification at December 31, 2012.  As of March 31, 2013, the Company was able to secure a quote from its pricing service of a security with similar characteristics which resulted in a Level 2 classification for this borrowing.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$13,218	$13,218	$8,665	$8,665
Interest earning time deposits	1	2,000	2,000	2,000	2,000
Investment securities	1	2,530	2,530	2,405	2,405
Investment securities	2	123,425	123,425	105,934	105,934
Federal Home Loan Bank stock	2	1,505	1,505	1,929	1,929
Net loans	3	334,258	344,647	329,247	341,389
Accrued interest receivable	1	1,912	1,912	1,717	1,717

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$259,458	$259,458	$228,484	$228,484
Time Deposits	2	168,927	170,776	163,321	165,491
Borrowings	2	25,936	26,846	34,964	36,054
Junior subordinated debentures	2	5,155	4,429	-	-
Junior subordinated debentures	3	-	-	5,155	5,155
Accrued interest payable	1	142	142	140	140
Interest rate swap derivative	2	180	180	195	195

Page - 26 -

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

		March 31,	December 31,
(In thousands)		2013	2012
Cash flow hedge:
	Other liabilities	$180	$195

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Balance as of January 1:	$(195)	$(200)
Amount of losses recognized in other comprehensive income	-	(8)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	14
Balance as of March 31:	$(180)	$(194)

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

Page - 27 -

(11)  Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

For the three months ended March 31, 2013
Details about AOCI Components (In thousands)	Amount Reclassified from AOCI1	Affected Line Item in the Statement of Net Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for interest expense included in net income	$(15)	Interest on long term liabilities
	6	Provision for income taxes
	$(9)	Net Income

Retirement plan items
Retirement plan net losses recognized in plan expenses 2	$(95)	Salaries and employee benefits
	38	Provision for income taxes
	$(57)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$39	Net gains on sales and redemptions of investment securities
	(16)	Provision for income taxes
	$23	Net Income
1 Amounts in parentheses indicates debits in net income
2 These items are included in net periodic pension cost. See Note 5 for additional information

(12)  Subsequent Events

The Company has evaluated subsequent events for recognition and/or disclosures through the date that these consolidated financial statements were issued.

Page - 28 -

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At March 31, 2013, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the outstanding common stock.

The following discussion reviews the Company's financial condition at March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012.

Statement Regarding Forward-Looking Statements

When used in this quarterly report the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, ”project”, or similar expression are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties. By identifying these forward-looking statements for you in this manner, the Company is alerting you to the possibility that its actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

Application of Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices or are provided by other third-party sources, when available.  When third party information is not available, valuation adjustments are estimated in good faith by management.

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2012 Annual Report filed on form 10-K on March 18, 2013 (“the consolidated financial statements”).  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

Page - 29 -

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at March 31, 2013, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

The Company carries all of its investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  In determining whether OTTI has occurred for equity securities the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

Page - 30 -

The estimation of fair value is significant to several of our assets; including investment securities available for sale, the interest rate derivative, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

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

Overview and Results of Operations

For the first quarter of 2013, net income was $505,000 as compared to $529,000 for the first quarter of 2012 due to an increase in the provision for loan losses, a reduction in noninterest income, and an increase in noninterest expenses. Partially offsetting these reductions to net income was a $188,000 increase in net interest income between the year over year first quarter periods.

The Company’s return on average assets and return on average equity for the first quarter of 2013 were 0.41% and 4.92%, respectively, as compared to 0.47% and 5.52% for the same prior year period.

Average assets for the first quarter of 2013 were $496.1 million, or 9.2% greater than the comparable prior year period.  The increase was attributable to increases in residential real estate loans, commercial loans, commercial real estate, and to a lesser extent, tax-exempt securities.  Commercial loans increased $11.6 million or 29.2% between these same periods in direct support of the Company’s initiative to diversify its portfolio and increase its penetration within this segment.

Net Interest Income

Net interest income is the Company's primary source of operating income for payment of operating expenses and providing for loan losses.  It is the amount by which interest earned on loans, interest-earning deposits, and investment securities, exceeds the interest paid on deposits and other interest-bearing liabilities.  Changes in net interest income and net interest margin result from the interaction between the volume and composition of interest-earning assets, interest-bearing liabilities, related yields, and associated funding costs.

Page - 31 -

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

	For the three months Ended March 31,
	2013			2012
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$177,934	$2,059	4.63%	$162,741	$2,071	5.09%
Real estate loans commercial	81,951	1,109	5.41%	72,990	1,039	5.69%
Commercial loans	51,144	608	4.76%	39,578	511	5.16%
Consumer loans	25,339	359	5.67%	27,968	398	5.69%
Taxable investment securities	93,820	418	1.78%	93,747	492	2.10%
Tax-exempt investment securities	25,979	289	4.45%	20,324	246	4.84%
Interest-earning time deposit	2,000	6	1.20%	2,000	7	1.40%
Interest-earning deposits	7,117	1	0.06%	1,294	1	0.31%
Total interest-earning assets	465,284	4,849	4.17%	420,642	4,765	4.53%
Noninterest-earning assets:
Other assets	32,845			35,512
Allowance for loan losses	(4,551)			(4,042)
Net unrealized gains
on available for sale securities	2,525			2,161
Total assets	$496,103			$454,273
Interest-bearing liabilities:
NOW accounts	$39,355	19	0.19%	$31,275	19	0.24%
Money management accounts	14,444	9	0.25%	14,374	14	0.39%
MMDA accounts	81,206	96	0.47%	77,186	114	0.59%
Savings and club accounts	67,870	14	0.08%	62,267	15	0.10%
Time deposits	164,150	521	1.27%	154,928	599	1.55%
Junior subordinated debentures	5,155	40	3.10%	5,155	42	3.26%
Borrowings	32,437	197	2.43%	27,557	213	3.09%
Total interest-bearing liabilities	404,617	896	0.89%	372,742	1,016	1.09%
Noninterest-bearing liabilities:
Demand deposits	46,765			38,955
Other liabilities	3,632			4,258
Total liabilities	455,014			415,955
Shareholders' equity	41,089			38,318
Total liabilities & shareholders' equity	$496,103			$454,273
Net interest income		$3,953			$3,749
Net interest rate spread			3.28%			3.44%
Net interest margin			3.40%			3.57%
Ratio of average interest-earning assets
to average interest-bearing liabilities			114.99%			112.85%

Page - 32 -

Net interest income, on a tax-equivalent basis, increased to $4.0 million for the three months ended March 31, 2013, from $3.7 million for the three months ended March 31, 2012.  This was due to a greater increase in average earning assets between the year over year quarters, compared with interest bearing liabilities, partially offset by the decrease in net interest rate spread.  This was reflected in a decrease in net interest margin during the comparative periods.  The largest increases in earning assets were within the real estate loans residential and commercial loan product segments of the balance sheet as the Company continued to experience strong loan demand within its marketplace.

As indicated in the three month table above and in the rate/volume analysis below, total interest income on a tax-equivalent basis increased $84,000 due principally to an increase in average balances of commercial loans, commercial real estate loans, and tax-exempt investment securities, partially offset by reductions in the yield for each of these products.  The yield on all classes of interest earning asset products decreased, with the most significant yield decrease of 46 basis points reported in residential real estate loans. Residential real estate loans yield decreased due to maturing loans and payoffs being replaced with those of lower rates reflecting current market conditions.  The average yield on tax- exempt investment securities decreased by 39 basis points, however, the average yield was significantly greater than the average yield on taxable investment securities through the first quarter of 2013.  In this same time period, management elected to invest in longer term securities to take advantage of the positive slope of the yield curve for this product.  Consumer loans, generally comprised of home equity loans and lines of credit, auto loans, and personal loans, reported a 9.4% decline in average balances but only a nominal decline in average yield.

Interest expense decreased $120,000 between year over year first quarter periods, as indicated in the above three month table.  The primary reason for the decline was lower rates paid on time deposits as higher cost maturing certificates of deposit were replaced with lower cost certificates of deposits at current market rates.  In addition, interest expense on money market deposit accounts declined as the Company was able to gather an increase in average balances of these short term deposit accounts at lower rates and in support of consumers’ desire to invest in short term products.

Page - 33 -

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

	Three months ended March 31,
	2013 vs. 2012
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$755	$(767)	$(12)
Real estate loans commercial	342	(272)	70
Commercial loans	327	(230)	97
Consumer loans	(38)	(1)	(39)
Taxable investment securities	3	(77)	(74)
Tax-exempt investment securities	156	(113)	43
Interest-earning time deposits	-	(1)	(1)
Interest-earning deposits	5	(5)	-
Total interest income	1,550	(1,466)	84
Interest Expense:
NOW accounts	17	(17)	-
Money management accounts	-	(5)	(5)
MMDA accounts	34	(52)	(18)
Savings and club accounts	7	(8)	(1)
Time deposits	196	(274)	(78)
Junior subordinated debentures	-	(2)	(2)
Borrowings	158	(174)	(16)
Total interest expense	412	(532)	(120)
Net change in net interest income	$1,138	$(934)	$204

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.  The Company recorded $324,000 in provision for loan losses for the three-month period ended March 31, 2013, as compared to $225,000 for the three-month period ended March 31, 2012.  This increase was due primarily to the specific reserve required from the addition of a large commercial relationship newly categorized as impaired in the first quarter of 2013. Net charge-offs for the first quarter of 2013 were $139,000 as compared to net charge-offs of $93,000 for the first quarter of 2012.

Delinquency trends of all of the Company’s loan segments improved as of March 31, 2013 when compared to December 31, 2012, most notable in 1-4 family first lien residential mortgages and consumer loans, the latter including home equity loans and lines of credit.  The most significant improvements seen in this product segment was seen in the 30-59 days past due category.  Delinquencies of commercial and municipal loans improved modestly as the decrease in delinquencies within the 30-59 days category was partially offset by the increase in delinquencies in the over 90 days category.

Page - 34 -

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	Change
Service charges on deposit accounts	$255	$273	$(18)	-6.6%
Earnings and gain on bank owned life insurance	61	93	(32)	-34.4%
Loan servicing fees	44	41	3	7.3%
Debit card interchange fees	106	97	9	9.3%
Other charges, commissions and fees	142	136	6	4.4%
Noninterest income before gains (losses)	608	640	(32)	-5.0%
Net gains on sales and redemptions of investment securities	39	112	(73)	-65.2%
Net gains (losses) on sales of loans and foreclosed real estate	29	(24)	53	-220.8%
Total noninterest income	$676	$728	$(52)	-7.1%

As indicated above, noninterest income for the first quarter of 2013 decreased when compared to the same prior year period due principally to significant net gains from the sale of investment securities in 2012 due to portfolio restructuring and greater earnings on bank owned life insurance in 2012.  These decreases were partially offset by net gains on the sales of loans and foreclosed real estate as the Company elected to take advantage of current market prices of residential real estate loans and concurrently improve the interest rate risk profile of the balance sheet.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	Change
Salaries and employee benefits	$1,910	$1,974	$(64)	-3.2%
Building occupancy	365	383	(18)	-4.7%
Data processing	368	341	27	7.9%
Professional and other services	159	153	6	3.9%
Advertising	116	60	56	93.3%
FDIC assessments	84	77	7	9.1%
Audits and exams	61	56	5	8.9%
Other expenses	442	411	31	7.5%
Total noninterest expenses	$3,505	$3,455	$50	1.4%

As indicated above, noninterest expense for the year over year first quarter increased due principally to an increase in advertising expenses.  This increase was in direct response to the Company’s initiative to improve its market position through expanded media exposure and direct mail marketing in the central New York marketplace.  The Company recorded a decrease in personnel expenses due principally to a reduction in costs related to its defined benefit pension plan (“plan”).  Total costs for the plan were $183,000 less in the first quarter of 2013 as compared to the first quarter of 2012.  The plan was frozen on May 14, 2012, after which the Company recorded significantly lower periodic costs.  Partially offsetting the savings in the plan costs were increased costs due to wage increases, 401(K) plan expenses, and medical benefits costs.

Page - 35 -

Income Tax Expense

Income taxes expense increased by $11,000 for the quarter ended March 31, 2013 as compared to the same period in 2012 primarily due to an increase in the effective tax rate to 27.0% as compared to 25.0% for the same prior year period.  The effective tax rate increase principally reflects a smaller proportion of tax-exempt investments as a proportion of our taxable income in the first quarter of 2013 as compared to the first quarter of 2012.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.

Earnings per Share

Basic and diluted earnings per share were $0.20 in the first quarter of 2013 as compared to basic and diluted earnings per share of $0.16 in the first quarter of 2012.  This increase was due to net income available to common shareholders being greater in the first quarter of 2013 stemming from the lack of need for SBLF dividend payments through the first quarter of 2013 as positive updated lending information provided to the U.S. Treasury resulted in a credit against the dividend rate for this quarter.  Assuming our present lending activity continues, the amount of unused credit presently available would negate the need for any dividend payments in 2013.

Changes in Financial Condition

Assets

Total assets increased to $505.0 million at March 31, 2013, from $477.8 million at December 31, 2012.  The increase in total assets was primarily the result of an increase of $17.6 million in investment securities and a $5.2 million increase in gross loans.  The increase in investment securities was primarily in U.S. Treasury and Agency securities in addition to residential mortgage-backed securities issued or guaranteed by U.S. Agencies.  The growth in gross loans was primarily in commercial real estate and commercial and industrial loans.

Liabilities

Total liabilities increased to $463.9 million at March 31, 2013, from $437.0 million at December 31, 2012.  Deposits increased $36.6 million as the Company was able to take advantage of competitive changes in the marketplace to improve deposit gathering across all markets.  A smaller component of the increase was due to the normal first quarter seasonal impact.  Included was an aggregate increase of $23.9 million in lower cost demand deposits, NOW accounts, and savings deposits.  These increases in customer deposits allowed short term borrowings to decrease $9.0 million over this same time period.

Capital

Shareholders' equity increased $302,000 to $41.0 million at March 31, 2013, as compared to December 31, 2012 due principally to $505,000 in net income.  This increase was partially offset by $75,000 in dividends payable to common shareholders and a $182,000 decrease in accumulated other comprehensive income stemming primarily from the after tax impact of the change in market value of the Company’s available for sale securities.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2013, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

Page - 36 -

The Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total Core Capital (to Risk-Weighted Assets)	$46,473	14.1%	$26,409	8.0%	$33,012	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$42,139	12.8%	$13,205	4.0%	$19,807	6.0%
Tier 1 Capital (to Assets)	$42,139	8.5%	$19,939	4.0%	$24,924	5.0%
As of December 31, 2012:
Total Core Capital (to Risk-Weighted Assets)	$45,763	14.2%	$25,808	8.0%	$32,259	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,574	12.9%	$12,904	4.0%	$19,356	6.0%
Tier 1 Capital (to Assets)	$41,574	8.8%	$18,831	4.0%	$23,539	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

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

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Nonaccrual loans:
Commercial real estate and commercial	$3,996	$2,726	$2,877
Consumer	382	776	872
Residential real estate	1,605	2,046	1,063
Total nonaccrual loans	5,983	5,548	4,812
Total non-performing loans	5,983	5,548	4,812
Foreclosed real estate	372	426	556
Total non-performing assets	$6,355	$5,974	$5,368

Troubled debt restructurings not included above	$1,371	$1,937	$592

Non-performing loans to total loans	1.77%	1.66%	1.58%
Non-performing assets to total assets	1.26%	1.25%	1.15%

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

Page - 37 -

As indicated in the above table, total non-performing loans increased modestly at March 31, 2013, when compared to December 31, 2012, due principally to an increase in commercial real estate and commercial loans.  This increase stemmed from the addition of one large commercial relationship to nonperforming status.  This event largely caused the additional provision for loan losses required in the first quarter of 2013.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $4.7 million, adequately addresses the current level of risk within the loan portfolio.  The Company has also maintained strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate (“FRE”) balances decreased to $372,000 at March 31, 2013, from $426,000 at December 31, 2012 as the Company successfully reduced FRE properties from eight to seven, in addition to writing down an existing property as new fair value information became available.  Of the existing inventory of properties, two are commercial properties and the remaining five are 1-4 family residential properties.  Additionally, the Company is carrying a repossessed boat in other assets with a carrying value of $235,000 at March 31, 2013 and December 31, 2012, respectively.

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

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial loans and commercial real estate loans.  At March 31, 2013 and December 31, 2012, the Company had $8.1 million and $6.7 million in loans, which were deemed to be impaired, having established specific reserves of $1.1 million and $923,000, respectively on these loans.  The increase in impaired loans was principally due to the addition of one commercial borrower whose relationship with the Bank (consisting of five loans), totaled $1.1 million.

Management has identified potential problem loans totaling $10.0 million as of March 31, 2013, compared to $11.7 million as of December 31, 2012.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  This decrease in potential problem loans reflects increases in loans categorized as newly impaired during the first quarter of 2013, including the above mentioned large commercial real estate relationship.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management believes that the current allowance for loan losses is adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at March 31, 2013 was 1.38% as compared to 1.35% at December 31, 2012.  The increase reflects the allowance for impaired loans and the modest increase in gross loans reported in the first quarter of 2013.

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

Page - 38 -

Liquidity

Liquidity management involves the Company’s ability to generate cash or otherwise obtain funds at reasonable rates to support asset growth, meet deposit withdrawals, maintain reserve requirements, and otherwise operate the Company on an ongoing basis.  The Company's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans and maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company manages the pricing of deposits to maintain a desired deposit composition and balance.  In addition, the Company invests excess funds in short-term interest-earning and other assets, which provide liquidity to meet lending requirements.

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

Through the first quarter of 2013, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $27.4 million generated by increased balances of demand and savings deposits, money market deposit accounts, and certificates of deposit.  This was invested in available-for-sale investment securities of $17.8 million, net, and loan generation of $5.4 million.  As a recurring source of liquidity, the Company’s investment securities provided $8.1 million in proceeds from maturities and principal reductions through the first three months of 2013.  Net cash provided by operating activities for this same period was $496,000.

The Company has a number of existing credit facilities available to it.  At March 31, 2013, total credit available to the Company under the existing lines of credit is approximately $166.8 million.  At March 31, 2013, the Company has $25.0 million outstanding on its existing lines of credit with $141.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2013, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

Page - 39 -

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

Page - 40 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PATHFINDER BANCORP, INC.

May 14, 2013                                                         /s/ Thomas W. Schneider
Thomas W. Schneider
                President and Chief Executive Officer

May 14, 2013                                                         /s/ James A. Dowd
James A. Dowd
Senior Vice President and Chief Financial Officer

Page - 41 -

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
May 14, 2013	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Page - 42 -

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
May 14, 2013	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

Page - 43 -

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2013 and that to the best of his knowledge:

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
May 14, 2013	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
May 14, 2013	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer