Form 10-Q
period 2013-06-30
PATHFINDER BANCORP INC
filed 2013-08-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 2,979,969 shares issued and 2,618,182 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	34
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II - OTHER INFORMATION		47

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		48

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2013	2012
ASSETS:
Cash and due from banks	$7,194	$6,435
Interest earning deposits	2,834	2,230
Total cash and cash equivalents	10,028	8,665
Interest earning time deposits	1,500	2,000
Investment securities, at fair value	119,265	108,339
Federal Home Loan Bank stock, at cost	2,645	1,929
Loans	337,600	333,748
Less: Allowance for loan losses	4,864	4,501
Loans receivable, net	332,736	329,247
Premises and equipment, net	10,180	10,108
Accrued interest receivable	1,799	1,717
Foreclosed real estate	429	426
Goodwill	3,840	3,840
Bank owned life insurance	8,156	8,046
Other assets	3,789	3,479
Total assets	$494,367	$477,796

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$351,466	$347,892
Noninterest-bearing	48,913	43,913
Total deposits	400,379	391,805
Short-term borrowings	27,860	9,000
Long-term borrowings	16,908	25,964
Junior subordinated debentures	5,155	5,155
Accrued interest payable	68	140
Other liabilities	3,854	4,985
Total liabilities	454,224	437,049
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares; 2,979,969 and 2,980,469
shares issued and 2,618,182 and 2,618,182 shares outstanding, respectively	30	30
Additional paid in capital	8,175	8,120
Retained earnings	27,862	26,685
Accumulated other comprehensive loss	(3,215)	(1,318)
Unearned ESOP	(881)	(936)
Treasury stock, at cost; 361,787 and 362,287 shares, respectively	(4,828)	(4,834)
Total shareholders' equity	40,143	40,747
Total liabilities and shareholders' equity	$494,367	$477,796

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and dividend income:
Loans, including fees	$4,116	$3,977	$8,241	$7,988
Debt securities:
Taxable	398	488	782	946
Tax-exempt	189	182	379	345
Dividends	25	26	60	59
Interest earning time deposits	5	6	11	12
Federal funds sold and interest earning deposits	2	1	3	2
Total interest income	4,735	4,680	9,476	9,352
Interest expense:
Interest on deposits	629	736	1,288	1,497
Interest on short-term borrowings	9	6	17	8
Interest on long-term borrowings	195	255	425	507
Total interest expense	833	997	1,730	2,012
Net interest income	3,902	3,683	7,746	7,340
Provision for loan losses	276	150	600	375
Net interest income after provision for loan losses	3,626	3,533	7,146	6,965
Noninterest income:
Service charges on deposit accounts	287	280	542	553
Earnings and gain on bank owned life insurance	52	96	112	188
Loan servicing fees	38	66	82	108
Net gains on sales and redemptions of investment securities	60	49	99	161
Net gains on sales of loans and foreclosed real estate	421	49	451	25
Debit card interchange fees	122	106	228	203
Other charges, commissions & fees	124	137	266	273
Total noninterest income	1,104	783	1,780	1,511
Noninterest expense:
Salaries and employee benefits	1,941	1,869	3,852	3,844
Building occupancy	361	346	726	729
Data processing	343	341	711	682
Professional and other services	168	146	327	298
Advertising	128	99	244	160
FDIC assessments	84	78	167	155
Audits and exams	63	56	123	111
Other expenses	513	419	955	830
Total noninterest expenses	3,601	3,354	7,105	6,809
Income before income taxes	1,129	962	1,821	1,667
Provision for income taxes	306	241	493	418
Net income	823	721	1,328	1,249
Preferred stock dividends	-	116	-	254
Net income available to common shareholders	$823	$605	$1,328	$995

Earnings per common share - basic	$0.33	$0.24	$0.53	$0.40
Earnings per common share - diluted	$0.33	$0.24	$0.53	$0.40
Dividends per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the three	For the three	For the Six	For the Six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
(In thousands)
Net Income	$823	$721	$1,328	$1,249

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	95	106	190	240
Gain on pension plan curtailment net of additional plan losses not recognized in plan expenses	-	1,919	-	1,919
Retirement plan net losses recognized in plan expenses	95	2,025	190	2,159

Unrealized holding gains (losses) on financial derivative:
Change in unrealized holding gains (losses) on financial derivative	13	(27)	13	(35)
Reclassification adjustment for interest expense included in net income	15	16	30	30
Net unrealized gain (loss) on financial derivative	28	(11)	43	(5)

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(2,915)	445	(3,289)	612
Reclassification adjustment for net gains included in net income	(60)	(49)	(99)	(161)
Net unrealized (losses) gains on securities available-for-sale	(2,975)	396	(3,388)	451

Other comprehensive (loss) income , before tax	(2,852)	2,410	(3,155)	2,605
Tax effect	1,137	(966)	1,258	(1,043)
Other comprehensive (loss) income, net of tax	(1,715)	1,444	(1,897)	1,562
Comprehensive (loss) Income	$(892)	$2,165	$(569)	$2,811

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(38)	$(43)	$(76)	$(96)
Gain on pension plan curtailment net of additional plan losses not recognized in plan expenses	-	(768)	-	(768)
Change in unrealized holding (losses) gains on financial derivative	(5)	10	(5)	14
Reclassification adjustment for interest expense included in net income	(6)	(8)	(12)	(12)
Unrealized holding (losses) gains arising during the period	1,162	(176)	1,311	(245)
Reclassification adjustment for net gains included in net income	24	19	40	64
Income tax effect related to other comprehensive income (loss)	$1,137	$(966)	$1,258	$(1,043)

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Six months ended June 30, 2013 and June 30, 2012 (Unaudited)

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$40,747

Net income	-	-	-	1,328	-	-	-	1,328

Other comprehensive loss, net of tax:	-	-	-	-	(1,897)	-	-	(1,897)

ESOP shares earned (6,250 shares)	-	-	22	-	-	55	-	77

Stock based compensation	-	-	39	-	-	-	-	39

Stock options exercised	-	-	(6)	-	-	-	6	-

Common stock dividends declared ($0.06 per share)	-	-	-	(151)	-	-	-	(151)
Balance, June 30, 2013	$13,000	$30	$8,175	$27,862	$(3,215)	$(881)	$(4,828)	$40,143

Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841

Net income	-	-	-	1,249	-	-	-	1,249

Other comprehensive income, net of tax:	-	-	-	-	1,562	-	-	1,562

Purchase of CPP Warrants from Treasury	-	-	(706)	169	-	-	-	(537)

Preferred stock dividends - SBLF	-	-	-	(254)	-	-	-	(254)

ESOP shares earned (1,793 shares)	-	-	2	-	-	48	-	50

Stock based compensation	-	-	45	-	-	-	-	45

Common stock dividends declared ($0.06 per share)	-	-	-	(150)	-	-	-	(150)
Balance, June 30, 2012	$13,000	$30	$8,071	$25,632	$(1,102)	$(991)	$(4,834)	$39,806

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the six months ended June 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$1,328	$1,249
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	600	375
Proceeds from sales of loans	10,237	205
Originations of loans held-for-sale	(9,825)	(195)
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(39)	(15)
Loans	(412)	(10)
Available-for-sale investment securities	(99)	(161)
Depreciation	350	401
(Increase in) amortization of, mortgage servicing rights	(76)	5
Amortization of deferred loan costs	66	84
Earnings on bank owned life insurance	(110)	(151)
Realized gain on proceeds from bank owned life insurance	(2)	(37)
Net amortization of premiums and discounts on investment securities	403	559
Stock based compensation and ESOP expense	116	95
Net change in accrued interest receivable	(82)	(106)
Pension plan contribution	-	(2,600)
Net change in other assets and liabilities	155	(21)
Net cash flows from operating activities	2,610	(323)
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(33,716)	(41,689)
Net (purchases of) proceeds from the redemption of Federal Home Loan Bank stock	(716)	68
Proceeds from maturities of interest earning time deposits	500	-
Proceeds from maturities and principal reductions of
investment securities available-for-sale	13,526	11,434
Proceeds from sales and redemptions of:
Available-for-sale investment securities	5,572	6,974
Real estate acquired through foreclosure	188	222
Proceeds from bank owned life insurance	2	-
Net change in loans	(4,325)	(8,230)
Purchase of premises and equipment	(422)	(46)
Net cash flows from investing activities	(19,391)	(31,267)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	18,718	19,352
Net change in time deposits and brokered deposits	(10,144)	14,182
Net change in short-term borrowings	18,860	-
Payments on long-term borrowings	(9,056)	(1,055)
Redemption of preferred stock - CPP	-	(537)
Cash dividends paid to preferred shareholder - SBLF	(83)	(281)
Cash dividends paid to common shareholders	(151)	(150)
Net cash flows from financing activities	18,144	31,511
Change in cash and cash equivalents	1,363	(79)
Cash and cash equivalents at beginning of period	8,665	10,218
Cash and cash equivalents at end of period	$10,028	$10,139
CASH PAID DURING THE PERIOD FOR:
Interest	$1,802	$2,033
Income taxes	467	3
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	170	176

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2)  New Accounting Pronouncements

None that will materially impact the Company.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Basic Earnings Per Common Share
Net income available to common shareholders	$823	$605	$1,328	$995
Weighted average common shares outstanding	2,515	2,503	2,514	2,502
Basic earnings per common share	$0.33	$0.24	$0.53	$0.40

Diluted Earnings Per Common Share
Net income available to common shareholders	$823	$605	$1,328	$995
Weighted average common shares outstanding	2,515	2,503	2,514	2,502
Effect of assumed exercise of stock options	16	2	8	3
Effect of assumed exercise of stock warrants	-	-	-	7
Diluted weighted average common shares outstanding	2,531	2,505	2,522	2,512
Diluted earnings per common share	$0.33	$0.24	$0.53	$0.40

(4) Investment Securities - Available-for-Sale

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$18,947	$2	$(480)	$18,469
State and political subdivisions	26,452	345	(657)	26,140
Corporate	20,738	242	(408)	20,572
Residential mortgage-backed - US agency	51,134	634	(952)	50,816
Residential mortgage-backed - private label	-	-	-	-
Total	117,271	1,223	(2,497)	115,997
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	-	(11)	1,275
Large cap equity fund	905	340	-	1,245
Other mutual funds	183	149	-	332
Common stock - financial services industry	402	14	-	416
Total	2,776	503	(11)	3,268
Total investment securities	$120,047	$1,726	$(2,508)	$119,265

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$6,175	$16	$(8)	$6,183
State and political subdivisions	26,413	1,065	(7)	27,471
Corporate	22,942	468	(404)	23,006
Residential mortgage-backed - US agency	47,113	1,139	(1)	48,251
Residential mortgage-backed - private label	296	9	-	305
Total	102,939	2,697	(420)	105,216
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	5	-	1,291
Large cap equity fund	905	176	-	1,081
Other mutual funds	183	136	-	319
Common stock - financial services industry	420	12	-	432
Total	2,794	329	-	3,123
Total investment securities	$105,733	$3,026	$(420)	$108,339

The amortized cost and estimated fair value of debt investments at June 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Estimated
	Cost	Fair Value
(In thousands)
Due in one year or less	$5,726	$5,750
Due after one year through five years	27,784	27,853
Due after five years through ten years	15,678	15,432
Due after ten years	16,949	16,146
Mortgage-backed securities	51,134	50,816
Totals	$117,271	$115,997

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

					June 30, 2013
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	17	$(480)	$18,446	-	$-	$-	17	$(480)	$18,446
State and political subdivisions	29	(657)	12,473	-	-	-	29	(657)	12,473
Corporate	3	(52)	1,451	2	(356)	1,615	5	(408)	3,066
Residential mortgage-backed - US agency	21	(952)	24,004	-	-	-	21	(952)	24,004
Ultra short mortgage fund	1	(11)	1,275	-	-	-	1	(11)	1,275
Totals	71	$(2,152)	$57,649	2	$(356)	$1,615	73	$(2,508)	$59,264

					December 31, 2012
		Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	1	$(8)	$992	-	$-	$-	1	$(8)	$992
State and political subdivisions	8	(7)	2,008	-	-	-	8	(7)	2,008
Corporate	2	(14)	974	2	(390)	1,580	4	(404)	2,554
Residential mortgage-backed - US agency	2	(1)	1,411	-	-	-	2	(1)	1,411
Totals	13	$(30)	$5,385	2	$(390)	$1,580	15	$(420)	$6,965

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

The Company’s investment securities portfolio includes two corporate securities representing trust preferred issuances from large money center financial institutions.  The securities have been in an unrealized loss position for more than 12 months.  The securities are both floating rate notes that adjust quarterly to LIBOR (“London Interbank Offered Rate”).  These securities are reflecting a net unrealized loss due to current similar offerings being originated at higher spreads to LIBOR, as the market currently demands a greater pricing premium for the associated risk. Management has performed a detailed credit analysis on the underlying companies and has concluded that neither issue is credit impaired.  Due to the fact that each security has approximately 14 years until final maturity, and management has determined that there is no related credit impairment, the associated pricing risk is managed similar to long-term, low yielding, 15 and 30-year fixed rate residential mortgages carried in the Company’s loan portfolio.  The risk is managed through the Company’s interest rate risk management procedures.  The Company expects the present value of expected cash flows will be sufficient to recover the amortized cost basis.  Thus, the securities are not deemed to be other-than-temporarily impaired.

Management does not believe any individual unrealized loss in other securities within the portfolio as of June 30, 2013 represents OTTI.  All related securities are rated A2 or better by Moody’s and have been in an unrealized loss position for eight months or less, with the exception of the two corporate securities noted above.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. All of the Company’s equity securities had a fair value greater than the book value at June 30, 2013, with the exception of the Ultra Short Mortgage Fund.  This fund has been in an unrealized loss position for 1 month and incurred an $11,000, or .08% loss.  Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery.

Gross realized gains on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2013	2012	2013	2012
Realized gains	$65	$49	$104	$161
Realized losses	(5)	-	(5)	-
	$60	$49	$99	$161

As of June 30, 2013 and December 31, 2012, securities with a fair value of $60.4 million and $46.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $25.0 million and $37.8 million were pledged against certain borrowing arrangements.  Total borrowings of $0 and $5.0 million were outstanding relating to the above noted collateralized borrowing arrangements as of June 30, 2013 and December 31, 2012, respectively.

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

Prior to being frozen, the plan provided defined benefits based on years of service and final average salary. Although the plan was frozen, the Company maintains the responsibility for funding the plan, and its funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  The funded status of the plan has and will continue to be affected by market conditions.  The Company expects to continue to fund this plan on an as needed basis and do not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  In addition, the Company provides certain health and life insurance benefits for eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$-	$55	$-	$-	$-	$166	$-	$-
Interest cost	95	101	5	5	189	212	9	9
Expected return on plan assets	(214)	(201)	-	-	(426)	(399)	-	-
Amortization of net losses	90	103	5	3	180	233	10	7
Net periodic benefit plan (benefit) cost	$(29)	$58	$10	$8	$(57)	$212	$19	$16

The Company made a contribution in the amount of $2.6 million to the defined benefit pension plan in January of 2012.  The Company will evaluate the need for further contributions to the defined benefit pension plan during 2013, and has determined that no contribution was necessary during the six months ended June 30, 2013.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$167,232	$173,955
Construction	1,461	2,655
Total residential mortgage loans	168,693	176,610

Commercial loans:
Real estate	91,002	82,329
Lines of credit	12,615	13,748
Other commercial and industrial	34,438	31,477
Municipal	5,372	3,588
Total commercial loans	143,427	131,142

Consumer loans:
Home equity and junior liens	21,272	22,073
Other consumer	3,858	3,469
Total consumer loans	25,130	25,542

Total loans	337,250	333,294
Net deferred loan costs	350	454
Less allowance for loan losses	(4,864)	(4,501)
Loans receivable, net	$332,736	$329,247

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of June 30, 2013 and December 31, 2012, residential mortgage loans with a carrying value of $114.3 million and $58.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,581	$792	$5,832	$27	$167,232
Construction	1,461	-	-	-	1,461
Total residential mortgage loans	162,042	792	5,832	27	168,693
Commercial loans:
Real estate	85,005	918	4,896	183	91,002
Lines of credit	10,980	466	1,169	-	12,615
Other commercial and industrial	32,419	461	1,267	291	34,438
Municipal	5,372	-	-	-	5,372
Total commercial loans	133,776	1,845	7,332	474	143,427
Consumer loans:
Home equity and junior liens	19,485	145	1,556	86	21,272
Other consumer	3,734	34	68	22	3,858
Total consumer loans	23,219	179	1,624	108	25,130
Total loans	$319,037	$2,816	$14,788	$609	$337,250

	As of December 31, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,801	$1,323	$5,831	$-	$173,955
Construction	2,655	-	-	-	2,655
Total residential mortgage loans	169,456	1,323	5,831	-	176,610
Commercial loans:
Real estate	76,719	1,685	3,925	-	82,329
Lines of credit	12,026	-	1,647	75	13,748
Other commercial and industrial	29,705	237	1,500	35	31,477
Municipal	3,588	-	-	-	3,588
Total commercial loans	122,038	1,922	7,072	110	131,142
Consumer loans:
Home equity and junior liens	20,078	145	1,801	49	22,073
Other consumer	3,199	133	111	26	3,469
Total consumer loans	23,277	278	1,912	75	25,542
Total loans	$314,771	$3,523	$14,815	$185	$333,294

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of originating these types of loans.

Nonaccrual and Past Due Loans

Loans are placed on nonaccrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2013 and December 31, 2012, are detailed in the following tables:

	As of June 30, 2013

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,975	$826	$1,751	$4,552	$162,680	$167,232
Construction	-	-	-	-	1,461	1,461
Total residential mortgage loans	1,975	826	1,751	4,552	164,141	168,693
Commercial loans:
Real estate	694	1,488	2,932	5,114	85,888	91,002
Lines of credit	257	197	257	711	11,904	12,615
Other commercial and industrial	1,598	573	655	2,826	31,612	34,438
Municipal	-	-	-	-	5,372	5,372
Total commercial loans	2,549	2,258	3,844	8,651	134,776	143,427
Consumer loans:
Home equity and junior liens	316	241	175	732	20,540	21,272
Other consumer	68	29	30	127	3,731	3,858
Total consumer loans	384	270	205	859	24,271	25,130
Total loans	$4,908	$3,354	$5,800	$14,062	$323,188	$337,250

	As of December 31, 2012
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,698	$1,161	$2,046	$5,905	$168,050	$173,955
Construction	-	-	-	-	2,655	2,655
Total residential mortgage loans	2,698	1,161	2,046	5,905	170,705	176,610
Commercial loans:
Real estate	1,706	1,833	1,794	5,333	76,996	82,329
Lines of credit	496	153	334	983	12,765	13,748
Other commercial and industrial	1,279	85	598	1,962	29,515	31,477
Municipal	-	-	-	-	3,588	3,588
Total commercial loans	3,481	2,071	2,726	8,278	122,864	131,142
Consumer loans:
Home equity and junior liens	207	405	730	1,342	20,731	22,073
Other consumer	26	42	46	114	3,355	3,469
Total consumer loans	233	447	776	1,456	24,086	25,542
Total loans	$6,412	$3,679	$5,548	$15,639	$317,655	$333,294

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,751	$2,046
	1,751	2,046
Commercial loans:
Real estate	2,932	1,794
Lines of credit	257	334
Other commercial and industrial	655	598
	3,844	2,726
Consumer loans:
Home equity and junior liens	175	730
Other consumer	30	46
	205	776
Total nonaccrual loans	$5,800	$5,548

There were no loans past due ninety days or more and still accruing interest at June 30, 2013 or December 31, 2012.

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there were no new TDRs for the six month period ending June 30, 2013.

There are five loans that have been in payment default during the six month period ended June 30, 2013 which were modified during the preceding twelve month period.  Two of these loans are commercial real estate loans that total to the amount of $744,000, one is a commercial line of credit in the amount of $87,000, one is a commercial loan in the amount of $110,000 and another is a home equity loan in the amount of $39,000.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$356	$356	$-	$844	$844	$-
Commercial real estate	1,010	1,010	-	1,554	1,571	-
Commercial lines of credit	283	296	-	358	370	-
Other commercial and industrial	323	323	-	657	801	-
Home equity and junior liens	344	344	-	380	380	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	223	223	9	1,307	1,307	215
Commercial real estate	2,831	2,831	455	1,182	1,182	401
Commercial lines of credit	171	171	171	-	-	-
Other commercial and industrial	488	645	240	225	230	207
Home equity and junior liens	126	126	66	155	155	95
Other consumer	2	2	2	5	5	5
Total:
1-4 family first-lien residential mortgages	579	579	9	2,151	2,151	215
Commercial real estate	3,841	3,841	455	2,736	2,753	401
Commercial lines of credit	454	467	171	358	370	-
Other commercial and industrial	811	968	240	882	1,031	207
Home equity and junior liens	470	470	66	535	535	95
Other consumer	2	2	2	5	5	5
Totals	$6,157	$6,327	$943	$6,667	$6,845	$923

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
1-4 family first-lien residential mortgages	$1,475	$1,414	$1,700	$1,375
Commercial real estate	3,847	2,649	3,476	2,333
Commercial lines of credit	455	451	423	451
Other commercial and industrial	824	681	843	580
Home equity and junior liens	551	475	546	468
Other consumer	3	2	3	1
Total	$7,155	$5,672	$6,991	$5,208

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2013	2012	2013	2012
1-4 family first-lien residential mortgages	$(17)	$31	$13	$46
Commercial real estate	27	37	72	60
Commercial lines of credit	7	13	11	18
Other commercial and industrial	7	13	12	19
Home equity and junior liens	3	3	18	7
Other consumer	-	-	-	-
Total	$27	$97	$126	$150

For the three months ended June 30, 2013, the Company categorized residential mortgage loans as impaired if the total related credit to the borrower exceeded the minimum threshold of $300,000.  The prior threshold was $100,000.  This action caused the $(17) indicated in the above three month table.

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

	For the three months ended June 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$828	$-	$1,895	$473	$854
Charge-offs	(92)	-	-	-	(5)
Recoveries	1	-	-	-	-
Provisions	(152)	-	160	(55)	196
Ending balance	$585	$-	$2,055	$418	$1,045
Ending balance: related to loans
individually evaluated for impairment	9	-	455	171	240
Ending balance: related to loans
collectively evaluated for impairment	$576	$-	$1,600	$247	$805

Loans receivables:
Ending balance	$167,232	$1,461	$91,002	$12,615	$34,438
Ending balance: individually
evaluated for impairment	579	-	3,841	454	811
Ending balance: collectively
evaluated for impairment	$166,653	$1,461	$87,161	$12,161	$33,627

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$489	$139	$6	$4,686
Charge-offs	-	-	(11)	-	(108)
Recoveries	-	-	9	-	10
Provisions	1	(35)	(2)	163	276
Ending balance	$3	$454	$135	$169	$4,864
Ending balance: related to loans
individually evaluated for impairment	-	66	2	-	943
Ending balance: related to loans
collectively evaluated for impairment	$3	$388	$133	$169	$3,921

Loans receivables:
Ending balance	$5,372	$21,272	$3,858		$337,250
Ending balance: individually
evaluated for impairment	-	470	2		6,157
Ending balance: collectively
evaluated for impairment	$5,372	$20,802	$3,856		$331,093

	For the six months ended June 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(104)	-	-	(49)	(15)
Recoveries	13	-	-	-	-
Provisions	(135)	-	307	27	310
Ending balance	$585	$-	$2,055	$418	$1,045

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(39)	-	(288)
Recoveries	-	13	25	-	51
Provisions	1	28	(19)	81	600
Ending balance	$3	$454	$135	$169	$4,864

	For the three months ended June 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$719	$-	$1,465	$515	$719
Charge-offs	(15)	-	-	-	(46)
Recoveries	1	-	-	50	-
Provisions	72	-	122	(167)	25
Ending balance	$777	$-	$1,587	$398	$698
Ending balance: related to loans
individually evaluated for impairment	226	-	277	113	269
Ending balance: related to loans
collectively evaluated for impairment	$551	$-	$1,310	$285	$429

Loans receivables:
Ending balance	$166,233	$2,495	$78,001	$13,223	$20,766
Ending balance: individually
evaluated for impairment	1,623	-	2,805	449	568
Ending balance: collectively
evaluated for impairment	$164,610	$2,495	$75,196	$12,774	$20,198

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$495	$134	$63	$4,112
Charge-offs	-	(8)	(43)	-	(112)
Recoveries	-	3	9	-	63
Provisions	-	11	31	56	150
Ending balance	$2	$501	$131	$119	$4,213
Ending balance: related to loans
individually evaluated for impairment	-	61	3	-	949
Ending balance: related to loans
collectively evaluated for impairment	$2	$440	$128	$119	$3,264

Loans receivables:
Ending balance	$4,086	$23,609	$3,644		$312,057
Ending balance: individually
evaluated for impairment	-	502	3		5,950
Ending balance: collectively
evaluated for impairment	$4,086	$23,107	$3,641		$306,107

	For the six months ended June 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(35)	-	(54)	-	(89)
Recoveries	29	-	14	50	-
Provisions	119	-	281	(115)	138
Ending balance	$777	$-	$1,587	$398	$698

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	(8)	(84)	-	(270)
Recoveries	-	5	30	-	128
Provisions	-	3	23	(74)	375
Ending balance	$2	$501	$131	$119	$4,213

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $1.5 million of standby letters of credit outstanding as of June 30, 2013.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$18,469	$-	$18,469
State and political subdivisions	-	26,140	-	26,140
Corporate	-	20,572	-	20,572
Residential mortgage-backed - US agency	-	50,816	-	50,816
Residential mortgage-backed - private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,275	-	-	1,275
Large cap equity fund	1,245	-	-	1,245
Other mutual funds	-	332	-	332
Common stock - financial services industry	35	381	-	416
Total investment securities	$2,555	$116,710	$-	$119,265

Interest rate swap derivative	$-	$(152)	$-	$(152)

	December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,183	$-	$6,183
State and political subdivisions	-	27,471	-	27,471
Corporate	-	23,006	-	23,006
Residential mortgage-backed - US agency	-	48,251	-	48,251
Residential mortgage-backed - private label	-	305	-	305
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,291	-	-	1,291
Large cap equity fund	1,081	-	-	1,081
Other mutual funds	-	319	-	319
Common stock - financial services industry	33	399	-	432
Total investment securities	$2,405	$105,934	$-	$108,339

Interest rate swap derivative	$-	$(195)	$-	$(195)

The Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$995	$995

	December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,951	$1,951
Foreclosed real estate	$-	$-	$301	$301

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
June 30, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%(18%)
		Costs to Sell	6% - 50%(13%)

Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
December 31, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30% (21%)
		Costs to Sell	6% - 15% (12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15% (15%)
		Costs to Sell	6% - 7% (6%)

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

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of models by personnel who are independent of the front office, and periodic reassessments of models to ensure that they are continuing to perform as designed. In addition, detailed reviews of trading gains and losses are conducted by personnel who are independent of the front office. A price verification group, which is also independent of the front office, utilizes available market information including executed trades, market prices and market-observable valuation model inputs to ensure that fair values are reasonably estimated. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Cash and cash equivalents – The carrying amounts of these assets approximate their fair value and are classified as Level 1.

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

Net loans – For variable-rate loans that re-price frequently, fair value is based on carrying amounts.  The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and commercial and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered in the market for loans with similar terms to borrowers of similar credit quality.  Loan value estimates include judgments based on expected prepayment rates.  The measurement of the fair value of loans, including impaired loans, is classified within Level 3 of the fair value hierarchy.

Accrued interest receivable and payable – The carrying amount of these assets approximates their fair value and are classified as Level 1.

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

Junior subordinated debentures – Current economic conditions have rendered the market for this liability inactive.  As such, the Company was formerly unable to determine a good estimate of fair value, resulting in a Level 3 classification at December 31, 2012.  As of June 30, 2013, the Company was able to secure a quote from its pricing service based on a DCF methodology which resulted in a Level 2 classification for this borrowing.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:
		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$10,028	$10,028	$8,665	$8,665
Interest earning time deposits	1	1,500	1,500	2,000	2,000
Investment securities	1	2,555	2,555	2,405	2,405
Investment securities	2	116,710	116,710	105,934	105,934
Federal Home Loan Bank stock	2	2,645	2,645	1,929	1,929
Net loans	3	332,736	338,741	329,247	341,389
Accrued interest receivable	1	1,799	1,799	1,717	1,717

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$247,203	$247,203	$228,484	$228,484
Time Deposits	2	153,176	154,167	163,321	165,491
Borrowings	2	44,768	45,293	34,964	36,054
Junior subordinated debentures	2	5,155	4,415	-	-
Junior subordinated debentures	3	-	-	5,155	5,155
Accrued interest payable	1	68	68	140	140
Interest rate swap derivative	2	152	152	195	195

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

		June 30,	December 31,
(In thousands)		2013	2012
Cash flow hedge:
	Other liabilities	$152	$195

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended June 30,
(In thousands)	2013	2012
Balance as of March 31:	$(180)	$(194)
Amount of gains (losses) recognized in other comprehensive income	13	(27)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	16
Balance as of June 30:	$(152)	$(205)

	Six Months Ended June 30,
(In thousands)	2013	2012
Balance as of December 31:	$(195)	$(200)
Amount of gains (losses) recognized in other comprehensive income	13	(35)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	30	30
Balance as of June 30:	$(152)	$(205)

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

	For the three months ended June 30, 2013				For the six months ended June 30, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Total	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(2,708)	$(108)	$1,316	$(1,500)	$(2,765)	$(117)	$1,564	$(1,318)
Other comprehensive income
(loss) before reclassifications	-	8	(1,753)	(1,745)	-	8	(1,978)	(1,970)
Amounts reclassified from AOCI	57	9	(36)	30	114	18	(59)	73
Ending balance	$(2,651)	$(91)	$(473)	$(3,215)	$(2,651)	$(91)	$(473)	$(3,215)

	For the three months ended June 30, 2012				For the six months ended June 30, 2012
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Total	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$(3,536)	$(117)	$1,106	$(2,547)	$(3,617)	$(120)	$1,073	$(2,664)
Other comprehensive income
(loss) before reclassifications	1,151	(16)	269	1,404	1,151	(21)	367	1,497
Amounts reclassified from AOCI	63	9	(31)	41	144	17	(96)	65
Ending balance	$(2,322)	$(124)	$1,344	$(1,102)	$(2,322)	$(124)	$1,344	$(1,102)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
Details about AOCI components	Amount Reclassified from AOCI1	Affected Line Item in the Statement of Income	Amount Reclassified from AOCI1	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	Interest on long term liabilities	$(30)	Interest on long term liabilities
	6	Provision for income taxes	12	Provision for income taxes
	$(9)	Net Income	$(18)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses2	$(95)	Salaries and employee benefits	$(190)	Salaries and employee benefits
	38	Provision for income taxes	76	Provision for income taxes
	$(57)	Net Income	$(114)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$(60)	Net gains on sales and redemptions of investment securities	$(99)	Net gains on sales and redemptions of investment securities
	24	Provision for income taxes	40	Provision for income taxes
	$(36)	Net Income	$(59)	Net Income

1 Amounts in parentheses indicates debits in net income.
2 These items are included in net periodic pension cost.
See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At June 30, 2013, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the outstanding common stock.

The following discussion reviews the Company's financial condition at June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012.

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

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company’s impaired loans are collateral-dependent.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $462,000 was maintained at June 30, 2013, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

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

Overview and Results of Operations

For the second quarter of 2013, net income was $823,000 as compared to $721,000 for the second quarter of 2012 due principally to an increase in net interest income and noninterest income, the latter stemming from the gain on the portfolio sale of approximately $8.8 million in longer term and lower yielding residential loans. Partially offsetting these increases in net income was an increase in the provision for loan losses and an increase in noninterest expense.

For the first half of 2013, net income was $1.3 million as compared to $1.2 million for the comparable prior year period.  The improvement was due to an increase in net interest income and the above mentioned residential loan sale, partially offset by an increase in the provision for loan losses and an increase in noninterest expense between the comparable six month periods.

The Company’s return on average assets and return on average equity for the second quarter of 2013 were 0.66% and 7.93%, respectively, as compared to 0.62% and 7.49% for the same prior year period.  Return on average assets and return on average equity for the first half of 2013 were 0.53% and 6.43%, respectively, as compared to 0.54% and 6.50% for the same prior year period.

Average assets for the second quarter of 2013 were $502.3 million, or 7.3% greater than the comparable prior year period.  The increase was attributable to increases in residential real estate loans, commercial loans, commercial real estate loans, and to a lesser extent, tax-exempt securities.  Average balances of commercial real estate loans increased $13.7 million or 18.6% and commercial loans increased $13.4 million or 33.8% between these same periods in direct support of the Company’s initiative to diversify its portfolio and increase its penetration within the commercial segments.  Additionally, average balances of real estate residential loans increased $8.2 million, or 4.9%, between these same two time periods.

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

	For the three months Ended June 30,
	2013			2012
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$174,625	$1,978	4.53%	$166,447	$2,046	4.92%
Real estate loans commercial	87,475	1,169	5.35%	73,769	1,094	5.93%
Commercial loans	53,148	622	4.68%	39,725	458	4.61%
Consumer loans	25,244	359	5.69%	27,474	390	5.68%
Taxable investment securities	97,518	423	1.74%	102,395	514	2.01%
Tax-exempt investment securities	25,653	284	4.43%	23,273	275	4.73%
Interest-earning time deposit	1,821	5	1.10%	2,000	6	1.20%
Interest-earning deposits	5,571	2	0.14%	951	1	0.42%
Total interest-earning assets	471,055	4,842	4.11%	436,034	4,784	4.39%
Noninterest-earning assets:
Other assets	33,811			34,086
Allowance for loan losses	(4,756)			(4,160)
Net unrealized gains
on available for sale securities	2,235			2,279
Total assets	$502,345			$468,239
Interest-bearing liabilities:
NOW accounts	$40,441	20	0.20%	$30,672	19	0.25%
Money management accounts	14,374	7	0.19%	14,958	12	0.32%
MMDA accounts	81,106	87	0.43%	81,257	109	0.54%
Savings and club accounts	69,595	13	0.07%	64,179	13	0.08%
Time deposits	165,688	502	1.21%	158,316	583	1.47%
Junior subordinated debentures	5,155	41	3.18%	5,155	44	3.41%
Borrowings	31,344	163	2.08%	30,780	217	2.81%
Total interest-bearing liabilities	407,703	833	0.82%	385,317	997	1.03%
Noninterest-bearing liabilities:
Demand deposits	48,821			40,079
Other liabilities	4,286			4,338
Total liabilities	460,810			429,734
Shareholders' equity	41,535			38,505
Total liabilities & shareholders' equity	$502,345			$468,239
Net interest income		$4,009			$3,787
Net interest rate spread			3.29%			3.36%
Net interest margin			3.40%			3.47%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.54%			113.16%

	For the six months Ended June 30,
	2013			2012
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$176,270	$4,037	4.58%	$164,765	$4,117	5.00%
Real estate loans commercial	84,728	2,278	5.38%	73,253	2,133	5.82%
Commercial loans	52,151	1,230	4.72%	39,780	969	4.87%
Consumer loans	25,291	718	5.68%	27,713	788	5.69%
Taxable investment securities	95,681	842	1.76%	98,095	1,005	2.05%
Tax-exempt investment securities	25,815	573	4.44%	21,807	521	4.78%
Interest-earning time deposit	1,910	11	1.15%	2,000	12	1.20%
Interest-earning deposits	6,340	3	0.09%	1,122	2	0.36%
Total interest-earning assets	468,186	9,692	4.14%	428,535	9,547	4.46%
Noninterest-earning assets:
Other assets	33,329			34,297
Allowance for loan losses	(4,654)			(4,101)
Net unrealized gains
on available for sale securities	2,379			2,220
Total assets	$499,240			$460,951
Interest-bearing liabilities:
NOW accounts	$39,901	38	0.19%	$30,972	38	0.25%
Money management accounts	14,409	16	0.22%	14,668	26	0.35%
MMDA accounts	81,156	183	0.45%	79,233	223	0.56%
Savings and club accounts	68,737	27	0.08%	63,228	28	0.09%
Time deposits	164,923	1,024	1.24%	156,631	1,182	1.51%
Junior subordinated debentures	5,155	81	3.14%	5,155	86	3.34%
Borrowings	31,887	361	2.26%	29,178	429	2.94%
Total interest-bearing liabilities	406,168	1,730	0.85%	379,065	2,012	1.06%
Noninterest-bearing liabilities:
Demand deposits	47,799			39,520
Other liabilities	3,960			3,956
Total liabilities	457,927			422,541
Shareholders' equity	41,313			38,410
Total liabilities & shareholders' equity	$499,240			$460,951
Net interest income		$7,962			$7,535
Net interest rate spread			3.29%			3.40%
Net interest margin			3.40%			3.52%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.27%			113.05%

Net interest income, on a tax-equivalent basis, increased to $4.0 million for the three months ended June 30, 2013, from $3.8 million for the three months ended June 30, 2012.  This was principally due to a decrease in interest expense and, to a lesser extent, an increase in interest income reflecting increases in average balances of the loan portfolio. The largest increases in earning assets were within real estate residential loans and commercial loans as the Company continued to experience strong loan demand within its marketplace.  Net interest margin, however, contracted to 3.40% from 3.47% reflecting the lower yields obtained from our interest earning assets which recorded a greater decline than the rates paid on interest-bearing liabilities.

As indicated in the three month table above and in the rate/volume analysis below, total interest income on a tax-equivalent basis increased $59,000 due principally to an increase in average balances of both commercial loan products, partially offset by reductions in the yield for the real estate commercial and residential loan products.  The yield on most classes of interest earning asset products decreased, with the most significant yield decrease reported in commercial real estate loans and residential real estate loans. For both of these products, yields decreased due to maturing loans and payoffs being replaced with those of lower rates reflecting current market conditions.  Average balances of commercial loans reported the largest relative increase while also reporting a nominal increase in yield.  The average yield on tax-exempt investment securities continues to be significantly greater than taxable investment securities during the second quarter of 2013, but significantly declined in second quarter year over year yields as management elected to reduce the duration of securities within this portfolio.

Interest expense decreased $164,000 between year over year second quarter periods, as indicated in the above three month table.  The primary reason for the decline was lower rates paid on time deposits as higher cost maturing certificates of deposit were replaced with lower cost certificates of deposits at current market rates in addition to increased average balances of brokered deposits at shorter maturities which command lower market rates.  Secondly, interest expense on money market deposit accounts declined as the Company was able to gather an increase in average balances of these short term deposit accounts at lower rates and in support of consumers’ desire to invest in short term products.  Customers are largely opting to replace their higher rate maturing certificates of deposit with either one year certificates of deposit at the current lower market rate or money market deposit accounts at the current low market rate to preserve their liquidity in anticipation of potentially rising future market rates.  Lastly, interest expense on borrowings, largely composed of FHLBNY long term advances, declined as higher rate maturing advances were replaced with borrowings at current lower market rates.

Referencing the above six month table and the rate/volume analysis below for the six month period ended June 30, 2013 as compared to the same prior year period, net interest income improved $427,000 driven primarily by the reduction in reduced interest expense from lower rates paid on certificates of deposit, reduced borrowing costs on replaced FHLBNY long term advances, and lower rates paid on money market deposit accounts.  In addition, interest income increased due principally to an increase in average balances of commercial real estate and commercial loan products, despite lower yields recorded within each of these loan products.  The Company continues to expand its commercial portfolio in our effort to improve diversification within our earning assets.

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

	Three Months Ended June 30			Six Months Ended June 30
	2013 vs. 2012			2013 vs. 2012
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$470	$(538)	$(68)	$591	$(671)	$(80)
Real estate loans commercial	612	(537)	75	534	(389)	145
Commercial loans	156	7	163	347	(87)	260
Consumer loans	(35)	4	(31)	(68)	(2)	(70)
Taxable investment securities	(23)	(66)	(89)	(24)	(139)	(163)
Tax-exempt investment securities	92	(83)	9	144	(92)	52
Interest-earning time deposits	-	-	-	-	-	-
Interest-earning deposits	5	(5)	-	6	(5)	1
Total interest income	1,277	(1,218)	59	1,530	(1,385)	145
Interest Expense:
NOW accounts	19	(19)	-	20	(20)	-
Money management accounts	-	(5)	(5)	-	(9)	(9)
MMDA accounts	-	(22)	(22)	15	(55)	(40)
Savings and club accounts	4	(3)	1	5	(6)	(1)
Time deposits	154	(234)	(80)	156	(315)	(159)
Junior subordinated debentures	-	(3)	(3)	-	(5)	(5)
Borrowings	26	(80)	(54)	94	(162)	(68)
Total interest expense	203	(366)	(163)	290	(572)	(282)
Net change in net interest income	$1,074	$(852)	$222	$1,240	$(813)	$427

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.  The Company recorded $276,000 in provision for loan losses for the three-month period ended June 30, 2013, as compared to $150,000 for the three-month period ended June 30, 2012.  This increase was due primarily to the specific reserve required from the addition of a large commercial relationship newly categorized as impaired in the first quarter of 2013 and net charge-offs of $98,000 recorded in the second quarter of 2013 as compared to $50,000 in net charge-offs recorded in the same prior year period. An additional reason for the increased provision is the higher level of recent historical loss rates that determined the need for the current level of the allowance. The provision for loan losses for the six month period ended June 30, 2013 was $600,000 as compared to $375,000 for the same prior year period.

Delinquency trends improved in total across all product segments between December 31, 2012 and June 30, 2013 with the most notable improvements reported within the residential loan and consumer loan portfolios.  Within the commercial loan product segment, however, there has been a significant shift to the 90 days and over category for the commercial real estate class and an increase in both the 30-59 days past due and the 60-89 days past due for the other commercial and industrial loan class.  Management reviews trends in historical loss rates and environmental factors on a quarterly basis, in addition to assessing the specific allowance needs on impaired loans, and judges the current level of allowance for loan losses to be adequate to absorb the estimable and probable losses inherent in the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains (losses) on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars In thousands)	2013	2012	Change		2013	2012	Change
Service charges on deposit accounts	$287	$280	$7	2.5%	$542	$553	$(11)	-2.0%
Earnings and gain on bank owned life insurance	52	96	(44)	-45.8%	112	188	(76)	-40.4%
Loan servicing fees	38	66	(28)	-42.4%	82	108	(26)	-24.1%
Debit card interchange fees	122	106	16	15.1%	228	203	25	12.3%
Other charges, commissions and fees	124	137	(13)	-9.5%	266	273	(7)	-2.6%
Noninterest income before gains	623	685	(62)	-9.1%	1,230	1,325	(95)	-7.2%
Net gains on sales and redemptions of investment securities	60	49	11	22.4%	99	161	(62)	-38.5%
Net gains on sales of loans and foreclosed real estate	421	49	372	759.2%	451	25	426	1704.0%
Total noninterest income	$1,104	$783	$321	41.0%	$1,780	$1,511	$269	17.8%

As indicated above, noninterest income for the second quarter of 2013 increased when compared to the same prior year period due principally to $395,000 in net gains from the sale of residential loans as the company sold a portfolio of 30 year term and lower yielding residential loans in an interest rate risk management initiative to mitigate the risk of our liability-sensitive balance sheet.  When comparing the six months ended June 30, 2013 with the same prior year period, the improvement in noninterest income was principally due to the residential loan portfolio sale, offset partially by reduced levels of sales and redemptions of the Company’s available-for-sale investment securities and reduced levels of earnings and gain on bank owned life insurance.  The latter was due to the recognition of a death benefit in the second quarter of 2012 from the passing of a former Company director.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars In thousands)	2013	2012	Change		2013	2012	Change
Salaries and employee benefits	$1,941	$1,869	$72	3.9%	$3,852	$3,844	$8	0.2%
Building occupancy	361	346	15	4.3%	726	729	(3)	-0.4%
Data processing	343	341	2	0.6%	711	682	29	4.3%
Professional and other services	168	146	22	15.1%	327	298	29	9.7%
Advertising	128	99	29	29.3%	244	160	84	52.5%
FDIC assessments	84	78	6	7.7%	167	155	12	7.7%
Audits and exams	63	56	7	12.5%	123	111	12	10.8%
Other expenses	513	419	94	22.4%	955	830	125	15.1%
Total noninterest expenses	$3,601	$3,354	$247	7.4%	$7,105	$6,809	$296	4.3%

As indicated above, noninterest expense for the year over year second quarter period increased due principally to an increase in salary expenses reflecting normal wage increases and other expenses inclusive of a write-down of a repossessed asset in the amount of $65,000, fraud losses, office supplies and travel and training. Additionally, advertising expenses for the second quarter of 2013 increased over the comparable prior year period due to the Company’s initiative to improve its market position and expand core deposits through expanded media exposure and direct mail marketing in the central New York marketplace.  When comparing the six month period ended June 30, 2013 with the same prior year period, noninterest expenses increased due principally to advertising expenses and other expenses.

Income Tax Expense

Income tax expense increased by $65,000 for the quarter ended June 30, 2013 as compared to the same period in 2012 primarily due to an increase in pretax income and an increase in the effective tax rate to 27.0% as compared to 25.0% for the same prior year period.  The effective tax rate increase principally reflects a smaller proportion of tax-exempt investments as a proportion of our taxable income in the second quarter of 2013 as compared to the second quarter of 2012.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.  For the six months ended June 30, 2013, income tax expense increased by $75,000 over the same prior year period due to an increase in pretax income between these same two time periods and an increase in the effective tax rate to 27.0% as compared to 25.0% for the same prior year period.

Earnings per Share

Basic and diluted earnings per share were $0.33 in the second quarter of 2013 as compared to basic and diluted earnings per share of $0.24 in the second quarter of 2012.  This increase was due to net income available to common shareholders being greater in the second quarter of 2013 stemming from the lack of need for SBLF dividend payments through the second quarter of 2013 as positive updated lending information provided to the U.S. Treasury resulted in a credit against the dividend rate for this quarter.  Assuming our present lending activity continues, the amount of unused credit presently available would negate the need for any dividend payments in 2013.

Basic and diluted earnings per share for the six month period ended June 30, 2013 were $0.53 as compared to basic and diluted earnings per share of $0.40 for the same prior year period.  This increase was principally due to the above mentioned lack of need for SBLF dividend payments in addition to an increase in net income between the comparable six month periods.

Changes in Financial Condition

Assets

Total assets increased to $494.4 million at June 30, 2013, from $477.8 million at December 31, 2012.  The increase in total assets was primarily the result of an increase of $10.9 million in investment securities and a $3.9 million increase in gross loans.  The increase in investment securities was primarily in U.S. Treasury and Agency securities in addition to residential mortgage-backed securities issued or guaranteed by U.S. Agencies.  The growth in gross loans was due to the increase in commercial real estate and commercial and industrial loans as the total commercial loan segment recorded an increase of $12.3 million between these two time periods.  Residential loans decreased $7.9 million between these same two time periods, resulting primarily from the sale of $8.8 million in long term and lower yielding residential loans during the second quarter.

Liabilities

Total liabilities increased to $454.2 million at June 30, 2013, from $437.0 million at December 31, 2012.  Deposits increased $8.6 million, with over one-half of this increase in the form of demand deposit accounts, as the Company was able to take advantage of competitive changes in the marketplace to improve deposit gathering across all markets.  Net borrowings increased $9.9 million through short-term FHLBNY borrowings which increased by $18.9 million as long-term borrowings decreased $9.0 million.

Capital

Shareholders' equity decreased $604,000 to $40.1 million at June 30, 2013, as compared to December 31, 2012 due principally to the increase in accumulated other comprehensive loss as rising interest rates between the above two time periods caused a decrease in market value of the available-for-sale investment portfolio, after tax.  Partially offsetting this reduction was an increase in retained earnings of $1.2 million due to the combination of net income reduced by the dividends payable to common shareholders.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2013, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Core Capital (to Risk-Weighted Assets)	$47,371	14.3%	$26,522	8.0%	$33,152	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$43,002	13.0%	$13,261	4.0%	$19,891	6.0%
Tier 1 Capital (to Assets)	$43,002	8.8%	$19,504	4.0%	$24,380	5.0%
As of December 31, 2012:
Total Core Capital (to Risk-Weighted Assets)	$45,763	14.2%	$25,808	8.0%	$32,259	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,574	12.9%	$12,904	4.0%	$19,356	6.0%
Tier 1 Capital (to Assets) (1)	$41,574	8.8%	$18,831	4.0%	$23,539	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

(1) As of June 30, 2012, the Federal Financial Institutions Examination Council changed the computation for the Tier 1 Capital ratio as it applies to the Bank’s designation as a savings association.  The denominator has changed from using the average assets over the prior three months to the assets on the statement of condition as of the end of the June 30, 2012 and subsequent reporting quarters.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2013	2012	2012
Nonaccrual loans:
Commercial real estate and commercial	$3,844	$2,726	$2,182
Consumer	205	776	809
Residential real estate	1,751	2,046	1,344
Total nonaccrual loans	5,800	5,548	4,335
Total nonperforming loans	5,800	5,548	4,335
Foreclosed real estate	429	426	419
Total nonperforming assets	$6,229	$5,974	$4,754

Troubled debt restructurings not included above	$1,965	$1,937	$589

Nonperforming loans to total loans	1.72%	1.66%	1.39%
Nonperforming assets to total assets	1.26%	1.25%	1.00%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

As indicated in the above table, total non-performing loans increased modestly at June 30, 2013, when compared to December 31, 2012.  While significant improvement was recorded in the consumer and residential loan segments through reductions in nonperforming loans in these two product segments, this was more than offset by the increase in the commercial real estate and commercial loan segments from the addition of one large commercial relationship to nonperforming status.  This event contributed to the additional provision for loan losses required in the first half of 2013.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $4.9 million, adequately addresses the current level of risk within the loan portfolio.

Foreclosed real estate (“FRE”) balances increased to $429,000 at June 30, 2013, from $426,000 at December 31, 2012 as the Company successfully reduced FRE properties from eight to six, in addition to writing down an existing property as new fair value information became available.  Of the existing inventory of properties, two are commercial properties and the remaining four are 1-4 family residential properties.  Additionally, the Company is carrying a repossessed boat in other assets, which was written down by $65,000 in the second quarter, and is carried at $170,000 at June 30, 2013 as compared to $235,000 at December 31, 2012.  The repossessed boat was subsequently sold in the third quarter of 2013 for $170,000.

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

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial loans and commercial real estate loans.  At June 30, 2013 and December 31, 2012, the Company had $6.2 million and $6.7 million in loans, which were deemed to be impaired, having established specific reserves of $943,000 and $923,000, respectively on these loans.  Between these two time periods, the composition of impaired loans changed significantly as the decrease in the proportion of residential loans was partially offset by an increase in the proportion of commercial real estate loans.

Management has identified potential problem loans totaling $11.4 million as of June 30, 2013, compared to $11.7 million as of December 31, 2012.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  Management judges the current level of allowance for loan losses to be adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at June 30, 2013 was 1.44% as compared to 1.35% at December 31, 2012.  The increase reflects the recent historical charge-off experience, the allowance for impaired loans, and the modest increase in gross loans reported in the first half of 2013.

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

Through the first half of 2013, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $18.1 million generated by increased balances of demand, savings and money market deposit accounts.  This was invested in available-for-sale investment securities of $14.6 million, net, and loan generation of $4.3 million.  As a recurring source of liquidity, the Company’s investment securities provided $13.5 million in proceeds from maturities and principal reductions through the first half of 2013.  Net cash provided by operating activities for this same period was $2.6 million.

The Company has a number of existing credit facilities available to it.  At June 30, 2013, total credit available to the Company under the existing lines of credit is approximately $152.7 million.  At June 30, 2013, the Company has $42.1 million outstanding on its existing lines of credit with $110.6 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2013, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

August 13, 2013                                                       /s/ Thomas W. Schneider
   Thomas W. Schneider
                   President and Chief Executive Officer

August 13, 2013                                                       /s/ James A. Dowd
   James A. Dowd
   Senior Vice President and Chief Financial Officer