Form 10-Q
period 2013-09-30
PATHFINDER BANCORP INC
filed 2013-11-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were 2,979,969 shares issued and 2,618,182 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	September 30,	December 31,
(In thousands, except share data)	2013	2012
ASSETS:
Cash and due from banks	$8,135	$6,435
Interest earning deposits	3,659	2,230
Total cash and cash equivalents	11,794	8,665
Interest earning time deposits	1,500	2,000
Available-for-sale securities, at fair value	82,908	108,339
Held-to-maturity securities (fair value of $32,495 and $0, respectively)	32,495	-
Federal Home Loan Bank stock, at cost	2,913	1,929
Loans	338,074	333,748
Less: Allowance for loan losses	5,085	4,501
Loans receivable, net	332,989	329,247
Premises and equipment, net	10,183	10,108
Accrued interest receivable	1,806	1,717
Foreclosed real estate	301	426
Goodwill	3,840	3,840
Bank owned life insurance	8,216	8,046
Other assets	3,562	3,479
Total assets	$492,507	$477,796

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$350,941	$347,892
Noninterest-bearing	50,358	43,913
Total deposits	401,299	391,805
Short-term borrowings	24,000	9,000
Long-term borrowings	16,881	25,964
Junior subordinated debentures	5,155	5,155
Accrued interest payable	72	140
Other liabilities	4,345	4,985
Total liabilities	451,752	437,049
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 and 2,980,469 shares issued and 2,618,182 and 2,618,182 shares outstanding, respectively	30	30
Additional paid in capital	8,211	8,120
Retained earnings	28,314	26,685
Accumulated other comprehensive loss	(3,119)	(1,318)
Unearned ESOP	(853)	(936)
Treasury stock, at cost; 361,787,and 362,287 shares respectively	(4,828)	(4,834)
Total shareholders' equity	40,755	40,747
Total liabilities and shareholders' equity	$492,507	$477,796

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest and dividend income:
Loans, including fees	$4,057	$3,974	$12,298	$11,962
Debt securities:
Taxable	399	439	1,181	1,386
Tax-exempt	189	190	569	535
Dividends	29	38	89	97
Interest earning time deposits	5	6	16	18
Federal funds sold and interest earning deposits	2	1	5	3
Total interest income	4,681	4,648	14,158	14,001
Interest expense:
Interest on deposits	605	714	1,894	2,211
Interest on short-term borrowings	23	6	40	14
Interest on long-term borrowings	151	243	575	750
Total interest expense	779	963	2,509	2,975
Net interest income	3,902	3,685	11,649	11,026
Provision for loan losses	216	275	816	650
Net interest income after provision for loan losses	3,686	3,410	10,833	10,376
Noninterest income:
Service charges on deposit accounts	313	285	856	838
Earnings and gain on bank owned life insurance	60	46	172	235
Loan servicing fees	30	51	112	159
Net gains on sales and redemptions of investment securities	17	18	116	179
Net gains on sales of loans and foreclosed real estate	36	6	487	31
Debit card interchange fees	114	105	341	308
Other charges, commissions & fees	134	150	400	423
Total noninterest income	704	661	2,484	2,173
Noninterest expense:
Salaries and employee benefits	2,033	1,733	5,884	5,576
Building occupancy	382	348	1,109	1,077
Data processing	356	390	1,067	1,072
Professional and other services	178	174	502	473
Advertising	146	108	393	268
FDIC assessments	123	78	291	233
Audits and exams	61	73	184	184
Other expenses	388	274	1,343	1,106
Total noninterest expenses	3,667	3,178	10,773	9,989
Income before income taxes	723	893	2,544	2,560
Provision for income taxes	195	223	688	641
Net income	528	670	1,856	1,919
Preferred stock dividends	-	113	-	367
Net income available to common shareholders	$528	$557	$1,856	$1,552

Earnings per common share - basic	$0.21	$0.22	$0.74	$0.62
Earnings per common share - diluted	$0.20	$0.22	$0.73	$0.62
Dividends per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	For the three	For the three	For the Nine	For the Nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2013	2012	2013	2012

Net Income	$528	$670	$1,856	$1,919

Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	95	78	286	318
Gain on pension plan curtailment net of additional plan losses not recognized in plan expenses	-	-	-	1,919
Retirement plan net losses recognized in plan expenses	95	78	286	2,237

Unrealized holding (losses) gains on financial derivative:
Change in unrealized holding gains (losses) on financial derivative	(10)	(18)	2	(53)
Reclassification adjustment for interest expense included in net income	15	13	46	43
Net unrealized gain (loss) on financial derivative	5	(5)	48	(10)

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	1,401	939	(1,888)	1,551
Reclassification adjustment for net gains included in net income	(17)	(18)	(116)	(179)
Net unrealized gains (losses) on securities available-for-sale	1,384	921	(2,004)	1,372

Unrealized loss on securities transferred to held-to-maturity	(1,332)	-	(1,332)	-

Other comprehensive income (loss) , before tax	152	994	(3,002)	3,599
Tax effect	(56)	(397)	1,201	(1,440)
Other comprehensive income (loss), net of tax	96	597	(1,801)	2,159
Comprehensive Income	$624	$1,267	$55	$4,078

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(38)	$(31)	$(115)	$(127)
Gain on pension plan curtailment net of additional plan losses not recognized in plan expenses	-	-	-	(768)
Change in unrealized holding gains (losses) on financial derivative	5	7	-	21
Reclassification adjustment for interest expense included in net income	(6)	(5)	(18)	(17)
Unrealized holding (losses) gains arising during the period	(557)	(375)	755	(620)
Reclassification adjustment for net gains included in net income	7	7	46	71
Unrealized loss on securities transferred to held-to-maturity	533	-	533	-
Income tax effect related to other comprehensive income (loss)	$(56)	$(397)	$1,201	$(1,440)

The accompanying notes are an integral part of the consolidated financial statements

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 2013 and September 30, 2012

					Accumulated
			Additional		Other Com-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Total

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$40,747

Net income	-	-	-	1,856	-	-	-	1,856

Other comprehensive loss, net of tax:	-	-	-	-	(1,801)	-	-	(1,801)

ESOP shares earned (9,375 shares)	-	-	38	-	-	83	-	121

Stock based compensation	-	-	59	-	-	-	-	59

Stock options exercised	-	-	(6)	-	-	-	6	-

Common stock dividends declared ($0.09 per share)	-	-	-	(227)	-	-	-	(227)
Balance, September 30, 2013	$13,000	$30	$8,211	$28,314	$(3,119)	$(853)	$(4,828)	$40,755

Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$37,841

Net income	-	-	-	1,919	-	-	-	1,919

Other comprehensive income, net of tax:	-	-	-	-	2,159	-	-	2,159

Purchase of CPP Warrants from Treasury	-	-	(706)	169	-	-	-	(537)

Preferred stock dividends - SBLF	-	-	-	(367)	-	-	-	(367)

ESOP shares earned (8,520 shares)	-	-	6	-	-	75	-	81

Stock based compensation	-	-	68	-	-	-	-	68

Common stock dividends declared ($0.09 per share)	-	-	-	(225)	-	-	-	(225)
Balance, September 30, 2012	$13,000	$30	$8,098	$26,114	$(505)	$(964)	$(4,834)	$40,939

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)
	For the nine months ended September 30,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$1,856	$1,919
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	816	650
Proceeds from sales of loans	11,456	207
Originations of loans held-for-sale	(11,016)	(195)
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(47)	(19)
Loans	(440)	(12)
Available-for-sale investment securities	(116)	(179)
Depreciation	532	593
(Increase in) amortization of, mortgage servicing rights	(82)	6
Amortization of deferred loan costs	83	132
Earnings on bank owned life insurance	(170)	(198)
Realized gain on proceeds from bank owned life insurance	(2)	(37)
Net amortization of premiums and discounts on investment securities	567	851
Stock based compensation and ESOP expense	180	149
Net change in accrued interest receivable	(89)	(236)
Pension plan contribution	-	(2,600)
Net change in other assets and liabilities	927	734
Net cash flows from operating activities	4,455	1,765
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(34,861)	(44,429)
Net purchases of Federal Home Loan Bank stock	(984)	(382)
Proceeds from maturities of interest earning time deposits	500	-
Proceeds from maturities and principal reductions of
investment securities available-for-sale	18,421	20,859
Proceeds from sales and redemptions of:
Available-for-sale investment securities	5,589	10,353
Real estate acquired through foreclosure	324	331
Proceeds from bank owned life insurance	2	-
Net change in loans	(4,811)	(20,020)
Purchase of premises and equipment	(607)	(93)
Net cash flows from investing activities	(16,427)	(33,381)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	21,953	17,698
Net change in time deposits and brokered deposits	(12,459)	10,011
Net change in short-term borrowings	15,000	9,000
Payments on long-term borrowings	(9,083)	(4,083)
Proceeds from long-term borrowings	-	4,000
Purchase of CPP warrants from the US Treasury	-	(537)
Cash dividends paid to preferred shareholder - SBLF	(83)	(392)
Cash dividends paid to common shareholders	(227)	(225)
Net cash flows from financing activities	15,101	35,472
Change in cash and cash equivalents	3,129	3,856
Cash and cash equivalents at beginning of period	8,665	10,218
Cash and cash equivalents at end of period	$11,794	$14,074
CASH PAID DURING THE PERIOD FOR:
Interest	$2,577	$2,991
Income taxes	668	3
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	170	291
Transfer of available-for-sale securities to held-to-maturity	32,495	-

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

(2)  New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-10 - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  Topic 815, Derivatives and Hedging, provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815 and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption had no impact on our consolidated statements of condition, results of operations, or cash flows.

In July 2013, FASB issued ASU 2013-11 - Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  FASB is issuing this amendment because Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated statements of condition, results of operations, or cash flows.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Basic Earnings Per Common Share
Net income available to common shareholders	$528	$557	$1,856	$1,552
Weighted average common shares outstanding	2,518	2,505	2,515	2,503
Basic earnings per common share	$0.21	$0.22	$0.74	$0.62

Diluted Earnings Per Common Share
Net income available to common shareholders	$528	$557	$1,856	$1,552
Weighted average common shares outstanding	2,518	2,505	2,515	2,503
Effect of assumed exercise of stock options	21	12	13	6
Effect of assumed exercise of stock warrants	-	-	-	4
Diluted weighted average common shares outstanding	2,539	2,517	2,528	2,513
Diluted earnings per common share	$0.20	$0.22	$0.73	$0.62

(4) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,941	$2	$(330)	$16,613
State and political subdivisions	6,319	142	(7)	6,454
Corporate	15,061	190	-	15,251
Residential mortgage-backed - US agency	41,208	630	(572)	41,266
Total	79,529	964	(909)	79,584
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	12	-	1,298
Large cap equity fund	905	363	-	1,268
Other mutual funds	183	156	-	339
Common stock - financial services industry	402	17	-	419
Total	2,776	548	-	3,324
Total available-for-sale	$82,305	$1,512	$(909)	$82,908

Held-to-Maturity Portfolio
Debt investment securities US Treasury, agencies and GSEs	$1,868	$-	$-	$1,868
State and political subdivisions	20,370	-	-	20,370
Corporate	3,747	-	-	3,747
Residential mortgage-backed - US agency	6,510	-	-	6,510
Total held-to-maturity	$32,495	$-	$-	$32,495

Available-for-Sale Portfolio	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$6,175	$16	$(8)	$6,183
State and political subdivisions	26,413	1,065	(7)	27,471
Corporate	22,942	468	(404)	23,006
Residential mortgage-backed - US agency	47,113	1,139	(1)	48,251
Residential mortgage-backed - private label	296	9	-	305
Total	102,939	2,697	(420)	105,216
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	5	-	1,291
Large cap equity fund	905	176	-	1,081
Other mutual funds	183	136	-	319
Common stock - financial services industry	420	12	-	432
Total	2,794	329	-	3,123
Total investment securities	$105,733	$3,026	$(420)	$108,339

The Company elected to transfer 55 available-for-sale (“AFS”) securities with an aggregate fair value of $32.5 million to a classification of held-to-maturity (“HTM”) on September 30, 2013.  In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer.  The net unrealized holding loss of $799,000, net of tax, at the date of transfer was retained in accumulated other comprehensive loss, with the associated pretax amount retained in the carrying value of the HTM securities.  Such amounts will be amortized to interest income over the remaining life of the securities.  The fair value of the transferred AFS securities became the book value of the HTM securities at September 30, 2013, with no unrealized gain or loss at this date.  Future reporting periods, with potential changes in market value for these securities, would likely record an unrealized gain or loss for disclosure purposes.

The amortized cost and estimated fair value of debt investments at September 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$6,935	$6,963	$-	$-
Due after one year through five years	26,696	26,827	-	-
Due after five years through ten years	4,517	4,355	11,171	11,171
Due after ten years	173	173	14,814	14,814
Sub-total	38,321	38,318	25,985	25,985
Residential mortgage-backed - US agency	41,208	41,266	6,510	6,510
Totals	$79,529	$79,584	$32,495	$32,495

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2013
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	13	$(330)	$14,588	-	$-	$-	13	$(330)	$14,588
State and political subdivisions	10	(7)	1,660	-	-	-	10	(7)	1,660
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	24	(572)	22,963	-	-	-	24	(572)	22,963
Totals	47	$(909)	$39,211	-	$-	$-	47	$(909)	$39,211
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	-	-	-	-	-	-	-	-	-
Totals	-	$-	$-	-	$-	$-	-	$-	$-

	December 31, 2012
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	1	$(8)	$992	-	$-	$-	1	$(8)	$992
State and political subdivisions	8	(7)	2,008	-	-	-	8	(7)	2,008
Corporate	2	(14)	974	2	(390)	1,580	4	(404)	2,554
Residential mortgage-backed - US agency	2	(1)	1,411	-	-	-	2	(1)	1,411
Totals	13	$(30)	$5,385	2	$(390)	$1,580	15	$(420)	$6,965

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of September 30, 2013 represents OTTI.  All related securities are rated A2 or better by Moody’s and have been in an unrealized loss position for eight months or less with the exception of 2 municipal securities and 1 mortgage-backed security that have been in unrealized loss positions for 11 months and 10 months, respectively.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. All of the Company’s equity securities had a fair value greater than the book value at September 30, 2013.

Gross realized gains on sales of securities for the indicated periods are detailed below:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2013	2012	2013	2012
Realized gains	$17	$30	$121	$191
Realized losses	-	(12)	(5)	(12)
	$17	$18	$116	$179

As of September 30, 2013 and December 31, 2012, securities with a fair value of $57.4 million and $46.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $23.2 million and $37.8 million were pledged against certain borrowing arrangements.  Total borrowings of $0 and $5.0 million were outstanding relating to the above noted collateralized borrowing arrangements as of September 30, 2013 and December 31, 2012, respectively.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

(5)  Pension and Postretirement Benefits

The Company had a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012, who continue to be employed by the Bank, will continue to earn vesting credit with respect to their frozen accrued benefits.

Prior to being frozen, the plan provided defined benefits based on years of service and final average salary. Although the plan was frozen, the Company maintains the responsibility for funding the plan, and its funding practice is to contribute at least the minimum amount annually to meet minimum funding requirements.  The funded status of the plan has and will continue to be affected by market conditions.  The Company expects to continue to fund this plan on an as needed basis and does not foresee any issues or conditions that could negatively impact the payment of benefit obligations to plan participants.  In addition, the Company provides certain health and life insurance benefits for eligible retired employees.  The healthcare plan is contributory with participants’ contributions adjusted annually; the life insurance plan is noncontributory.  Employees with less than 14 years of service as of January 1, 1995, are not eligible for the health and life insurance retirement benefits.

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended September 30,				For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$-	$-	$-	$-	$-	$166	$-	$-
Interest cost	95	93	4	4	284	305	13	13
Expected return on plan assets	(214)	(205)	-	-	(640)	(604)	-	-
Amortization of net losses	90	74	5	4	270	307	15	11
Net periodic plan (benefit) cost	$(29)	$(38)	$9	$8	$(86)	$174	$28	$24

The Company made a contribution in the amount of $2.6 million to the defined benefit pension plan in January of 2012.  The Company will evaluate the need for further contributions to the defined benefit pension plan during 2013, and has determined that no contribution was necessary during the nine months ended September 30, 2013.  The prepaid pension asset is recorded in other assets on the statement of condition as of September 30, 2013.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$165,363	$173,955
Construction	1,694	2,655
Total residential mortgage loans	167,057	176,610

Commercial loans:
Real estate	94,078	82,329
Lines of credit	13,701	13,748
Other commercial and industrial	33,037	31,477
Municipal	4,968	3,588
Total commercial loans	145,784	131,142

Consumer loans:
Home equity and junior liens	20,917	22,073
Other consumer	4,009	3,469
Total consumer loans	24,926	25,542

Total loans	337,767	333,294
Net deferred loan costs	307	454
Less allowance for loan losses	(5,085)	(4,501)
Loans receivable, net	$332,989	$329,247

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of September 30, 2013 and December 31, 2012, residential mortgage loans with a carrying value of $111.9 million and $58.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2012 Annual Report filed on Form 10-K on March 18, 2013, and have not changed.

To develop and document a systematic methodology for determining the allowance for loan losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics but with similar methodologies for assessing risk.  Each portfolio segment is broken down into loan classes where appropriate.  Loan classes contain unique measurement attributes, risk characteristics, and methods for monitoring and assessing risk that are necessary to develop the allowance for loan losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class.  The following table illustrates the portfolio segments and classes for the Company’s loan portfolio:

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of September 30, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$159,005	$1,293	$5,050	$15	$165,363
Construction	1,694	-	-	-	1,694
Total residential mortgage loans	160,699	1,293	5,050	15	167,057
Commercial loans:
Real estate	88,134	1,022	4,739	183	94,078
Lines of credit	12,154	476	1,071	-	13,701
Other commercial and industrial	31,348	432	982	275	33,037
Municipal	4,968	-	-	-	4,968
Total commercial loans	136,604	1,930	6,792	458	145,784
Consumer loans:
Home equity and junior liens	19,357	473	1,004	83	20,917
Other consumer	3,890	31	66	22	4,009
Total consumer loans	23,247	504	1,070	105	24,926
Total loans	$320,550	$3,727	$12,912	$578	$337,767

	As of December 31, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,801	$1,323	$5,831	$-	$173,955
Construction	2,655	-	-	-	2,655
Total residential mortgage loans	169,456	1,323	5,831	-	176,610
Commercial loans:
Real estate	76,719	1,685	3,925	-	82,329
Lines of credit	12,026	-	1,647	75	13,748
Other commercial and industrial	29,705	237	1,500	35	31,477
Municipal	3,588	-	-	-	3,588
Total commercial loans	122,038	1,922	7,072	110	131,142
Consumer loans:
Home equity and junior liens	20,078	145	1,801	49	22,073
Other consumer	3,199	133	111	26	3,469
Total consumer loans	23,277	278	1,912	75	25,542
Total loans	$314,771	$3,523	$14,815	$185	$333,294

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of September 30, 2013 and December 31, 2012, are detailed in the following tables:

	As of September 30, 2013

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,653	$1,026	$2,401	$5,080	$160,283	$165,363
Construction	-	-	-	-	1,694	1,694
Total residential mortgage loans	1,653	1,026	2,401	5,080	161,977	167,057
Commercial loans:
Real estate	917	1,082	2,336	4,335	89,743	94,078
Lines of credit	237	-	260	497	13,204	13,701
Other commercial and industrial	2,563	1,027	464	4,054	28,983	33,037
Municipal	-	-	-	-	4,968	4,968
Total commercial loans	3,717	2,109	3,060	8,886	136,898	145,784
Consumer loans:
Home equity and junior liens	178	31	362	571	20,346	20,917
Other consumer	72	-	63	135	3,874	4,009
Total consumer loans	250	31	425	706	24,220	24,926
Total loans	$5,620	$3,166	$5,886	$14,672	$323,095	$337,767

	As of December 31, 2012
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,698	$1,161	$2,046	$5,905	$168,050	$173,955
Construction	-	-	-	-	2,655	2,655
Total residential mortgage loans	2,698	1,161	2,046	5,905	170,705	176,610
Commercial loans:
Real estate	1,706	1,833	1,794	5,333	76,996	82,329
Lines of credit	496	153	334	983	12,765	13,748
Other commercial and industrial	1,279	85	598	1,962	29,515	31,477
Municipal	-	-	-	-	3,588	3,588
Total commercial loans	3,481	2,071	2,726	8,278	122,864	131,142
Consumer loans:
Home equity and junior liens	207	405	730	1,342	20,731	22,073
Other consumer	26	42	46	114	3,355	3,469
Total consumer loans	233	447	776	1,456	24,086	25,542
Total loans	$6,412	$3,679	$5,548	$15,639	$317,655	$333,294

Nonaccrual loans, segregated by class of loan, were as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,401	$2,046
	2,401	2,046
Commercial loans:
Real estate	2,336	1,794
Lines of credit	260	334
Other commercial and industrial	464	598
	3,060	2,726
Consumer loans:
Home equity and junior liens	362	730
Other consumer	63	46
	425	776
Total nonaccrual loans	$5,886	$5,548

There were no loans past due ninety days or more and still accruing interest at September 30, 2013 or December 31, 2012.

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there was a new TDR with a recorded investment of $404,000 in the nine month period ended September 30, 2013.

The modification made within the residential real estate loan class resulted in a pre-modification and post-modification recorded investment of $400,000 and $407,000, respectively.  The post-modification recorded investment included late charges, accrued interest, and closing costs as a result of the restructuring.  Economic concessions granted included a reduction in loan interest rate, extended payment terms, and an advance of additional monies for closing costs without an associated increase in collateral.  The Company was required to establish a specific reserve against this loan of $61,000, which was a component of the provision for loan losses in the third quarter of 2013.

There are five loans that have been in payment default during the nine month period ended September 30, 2013 which were modified during the preceding twelve month period.  Two of these loans are commercial real estate loans that total to the amount of $758,000, one is a commercial line of credit in the amount of $85,000, one is a commercial loan in the amount of $110,000 and another is a home equity loan in the amount of $39,000.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$578	$578	$-	$844	$844	$-
Commercial real estate	1,981	1,981	-	1,554	1,571	-
Commercial lines of credit	282	297	-	358	370	-
Other commercial and industrial	286	286	-	657	801	-
Home equity and junior liens	299	299	-	380	380	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	404	404	61	1,307	1,307	215
Commercial real estate	2,075	2,075	679	1,182	1,182	401
Commercial lines of credit	100	100	100	-	-	-
Other commercial and industrial	251	260	232	225	230	207
Home equity and junior liens	165	165	85	155	155	95
Other consumer	2	2	2	5	5	5
Total:
1-4 family first-lien residential mortgages	982	982	61	2,151	2,151	215
Commercial real estate	4,056	4,056	679	2,736	2,753	401
Commercial lines of credit	382	397	100	358	370	-
Other commercial and industrial	537	546	232	882	1,031	207
Home equity and junior liens	464	464	85	535	535	95
Other consumer	2	2	2	5	5	5
Totals	$6,423	$6,447	$1,159	$6,667	$6,845	$923

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
1-4 family first-lien residential mortgages	$781	$1,879	$1,521	$1,565
Commercial real estate	3,949	2,801	3,621	2,449
Commercial lines of credit	418	412	412	432
Other commercial and industrial	674	768	767	677
Home equity and junior liens	467	502	525	477
Other consumer	2	5	3	2
Total	$6,291	$6,367	$6,849	$5,602

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
1-4 family first-lien residential mortgages	$10	$34	$23	$80
Commercial real estate	79	-	151	60
Commercial lines of credit	2	(5)	13	13
Other commercial and industrial	8	11	20	30
Home equity and junior liens	6	4	24	11
Other consumer	-	1	-	1
Total	$105	$45	$231	$195

Beginning with the second quarter of 2013, the Company categorized residential mortgage loans as impaired if the total related credit to the borrower exceeded the minimum threshold of $300,000.  The prior threshold was $100,000.

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

	For the three months ended September 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$585	$-	$2,055	$418	$1,045
Charge-offs	-	-	-	-	(14)
Recoveries	24	-	-	21	-
Provisions	25	-	295	(73)	(43)
Ending balance	$634	$-	$2,350	$366	$988
Ending balance: related to loans
individually evaluated for impairment	61	-	679	100	232
Ending balance: related to loans
collectively evaluated for impairment	$573	$-	$1,671	$266	$756

Loans receivables:
Ending balance	$165,363	$1,694	$94,078	$13,701	$33,037
Ending balance: individually
evaluated for impairment	982	-	4,056	382	537
Ending balance: collectively
evaluated for impairment	$164,381	$1,694	$90,022	$13,319	$32,500

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3	$454	$135	$169	$4,864
Charge-offs	-	-	(36)	-	(50)
Recoveries	-	-	10	-	55
Provisions	(1)	(9)	23	(1)	216
Ending balance	$2	$445	$132	$168	$5,085
Ending balance: related to loans
individually evaluated for impairment	-	85	2	-	1,159
Ending balance: related to loans
collectively evaluated for impairment	$2	$360	$130	$168	$3,926

Loans receivables:
Ending balance	$4,968	$20,917	$4,009		$337,767
Ending balance: individually
evaluated for impairment	-	464	2		6,423
Ending balance: collectively
evaluated for impairment	$4,968	$20,453	$4,007		$331,344

	For the nine months ended September 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(104)	-	-	(49)	(29)
Recoveries	37	-	-	21	-
Provisions	(110)	-	602	(46)	267
Ending balance	$634	$-	$2,350	$366	$988

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(75)	-	(338)
Recoveries	-	13	35	-	106
Provisions	-	19	4	80	816
Ending balance	$2	$445	$132	$168	$5,085

	For the three months ended September 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$777	$-	$1,587	$398	$698
Charge-offs	(61)	-	-	-	-
Recoveries	23	-	-	-	-
Provisions	27	-	200	12	112
Ending balance	$766	$-	$1,787	$410	$810
Ending balance: related to loans
individually evaluated for impairment	208	-	489	-	269
Ending balance: related to loans
collectively evaluated for impairment	$558	$-	$1,298	$410	$541

Loans receivables:
Ending balance	$169,062	$2,587	$79,770	$13,471	$27,509
Ending balance: individually
evaluated for impairment	2,134	-	2,796	374	968
Ending balance: collectively
evaluated for impairment	$166,928	$2,587	$76,974	$13,097	$26,541

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$131	$119	$4,213
Charge-offs	-	-	(30)	-	(91)
Recoveries	-	1	12	-	36
Provisions	-	(24)	65	(117)	275
Ending balance	$2	$478	$178	$2	$4,433
Ending balance: related to loans
individually evaluated for impairment	-	60	6	-	1,032
Ending balance: related to loans
collectively evaluated for impairment	$2	$418	$172	$2	$3,401

Loans receivables:
Ending balance	$5,063	$22,580	$3,627		$323,669
Ending balance: individually
evaluated for impairment	-	502	6		6,780
Ending balance: collectively
evaluated for impairment	$5,063	$22,078	$3,621		$316,889

	For the nine months ended September 30, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(96)	-	(54)	-	(89)
Recoveries	52	-	14	50	-
Provisions	146	-	481	(103)	250
Ending balance	$766	$-	$1,787	$410	$810

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	(8)	(114)	-	(361)
Recoveries	-	6	42	-	164
Provisions	-	(21)	88	(191)	650
Ending balance	$2	$478	$178	$2	$4,433

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $4.5 million of standby letters of credit outstanding as of September 30, 2013.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	September 30, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,613	$-	$16,613
State and political subdivisions	-	6,454	-	6,454
Corporate	-	15,251	-	15,251
Residential mortgage-backed - US agency	-	41,266	-	41,266
Residential mortgage-backed - private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,298	-	-	1,298
Large cap equity fund	1,268	-	-	1,268
Other mutual funds	-	339	-	339
Common stock - financial services industry	38	381	-	419
Total available-for-sale securities	$2,604	$80,304	$-	$82,908

Interest rate swap derivative	$-	$(147)	$-	$(147)

	December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,183	$-	$6,183
State and political subdivisions	-	27,471	-	27,471
Corporate	-	23,006	-	23,006
Residential mortgage-backed - US agency	-	48,251	-	48,251
Residential mortgage-backed - private label	-	305	-	305
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,291	-	-	1,291
Large cap equity fund	1,081	-	-	1,081
Other mutual funds	-	319	-	319
Common stock - financial services industry	33	399	-	432
Total available-for-sale securities	$2,405	$105,934	$-	$108,339

Interest rate swap derivative	$-	$(195)	$-	$(195)

The Bank had the following assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012:
	September 30, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$258	$258
Foreclosed real estate	$-	$-	$71	$71

	December 31, 2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,951	$1,951
Foreclosed real estate	$-	$-	$301	$301

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
September 30, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(15%)
	(Sales Approach)	Costs to Sell	6% - 50%	(13%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 7%	(6%)

		Quantitative Information about Level 3 Fair Value Measurements
	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
December 31, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(21%)
	(Sales Approach)	Costs to Sell	6% - 15%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 7%	(6%)

As of June 30, 2013, junior subordinated debentures with a carrying value of $5.2 million were transferred from a level 3 classification to a level 2 classification.

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

Interest earning time deposits – The carrying amounts of these assets approximate their fair value and are classified as Level 1.

Investment securities – The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

Federal Home Loan Bank stock – The carrying amount of these assets approximates their fair value and are classified as Level 2.

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

Junior subordinated debentures – Current economic conditions have rendered the market for this liability inactive.  As such, the Company was formerly unable to determine a good estimate of fair value, resulting in a Level 3 classification at December 31, 2012.  As of June 30, 2013, the Company was able to secure a quote from its pricing service based on a Discounted Cash Flow methodology which resulted in a Level 2 classification for this borrowing.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$11,794	$11,794	$8,665	$8,665
Interest earning time deposits	1	1,500	1,500	2,000	2,000
Investment securities - available-for-sale	1	2,604	2,604	2,405	2,405
Investment securities - available-for-sale	2	80,304	80,304	105,934	105,934
Investment securities - held-to-maturity	2	32,495	32,495	-	-
Federal Home Loan Bank stock	2	2,913	2,913	1,929	1,929
Net loans	3	332,989	341,241	329,247	341,389
Accrued interest receivable	1	1,806	1,806	1,717	1,717

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$250,438	$250,438	$228,484	$228,484
Time Deposits	2	150,861	151,579	163,321	165,491
Borrowings	2	40,881	41,373	34,964	36,054
Junior subordinated debentures	2	5,155	4,415	-	-
Junior subordinated debentures	3	-	-	5,155	5,155
Accrued interest payable	1	72	72	140	140
Interest rate swap derivative	2	147	147	195	195

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

		September 30,	December 31,
(In thousands)		2013	2012
Cash flow hedge:
	Other liabilities	$147	$195

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended September 30,
(In thousands)	2013	2012
Balance as of June 30:	$(152)	$(205)
Amount of losses recognized in other comprehensive income	(10)	(18)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	13
Balance as of September 30:	$(147)	$(210)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Balance as of December 31:	$(195)	$(200)
Amount of gains (losses) recognized in other comprehensive income	2	(53)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	46	43
Balance as of September 30:	$(147)	$(210)

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

The Company posted cash of $200,000 under arrangements to satisfy collateral requirements associated with the interest rate swap contract.

(11)  Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended September 30, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,651)	$(91)	$(473)	$-	$(3,215)
Other comprehensive income (loss) before reclassifications	-	(5)	844	(799)	40
Amounts reclassified from AOCI	57	9	(10)	-	56
Ending balance	$(2,594)	$(87)	$361	$(799)	$(3,119)

	For the nine months ended September 30, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,765)	$(117)	$1,564	$-	$(1,318)
Other comprehensive income (loss) before reclassifications	-	2	(1,133)	(799)	(1,930)
Amounts reclassified from AOCI	171	28	(70)	-	129
Ending balance	$(2,594)	$(87)	$361	$(799)	$(3,119)

	For the three months ended September 30, 2012
	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,322)	$(124)	$1,344	$-	$(1,102)
Other comprehensive income (loss) before reclassifications	-	(10)	563	-	553
Amounts reclassified from AOCI	47	8	(11)	-	44
Ending balance	$(2,275)	$(126)	$1.896	$-	$(505)

	For the nine months ended September 30, 2012
	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,617)	$(120)	$1,073	$-	$(2,664)
Other comprehensive income (loss) before reclassifications	1,151	(32)	931	-	2,050
Amounts reclassified from AOCI	191	26	(108)	-	109
Ending balance	$(2,275)	$(126)	$1,896	$-	$(505)

The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
Details about AOCI components	Amount Reclassified from AOCI1	Affected Line Item in the Statement of Income	Amount Reclassified from AOCI1	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	Interest on long-term borrowings	$(46)	Interest on long-term borrowings
	6	Provision for income taxes	18	Provision for income taxes
	$(9)	Net Income	$(28)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses2	$(95)	Salaries and employee benefits	$(286)	Salaries and employee benefits
	38	Provision for income taxes	115	Provision for income taxes
	$(57)	Net Income	$(171)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$(17)	Net gains on sales and redemptions of investment securities	$(116)	Net gains on sales and redemptions of investment securities
	7	Provision for income taxes	46	Provision for income taxes
	$(10)	Net Income	$(70)	Net Income

1 Amounts in parentheses indicates debits in net income.
2 These items are included in net periodic pension cost.
See Note 5 for additional information.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes.  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At September 30, 2013, Pathfinder Bancorp, M.H.C., the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.5% of the Company’s outstanding common stock and public shareholders, including shares held by the Employee Stock Ownership Plan (“ESOP”), held the remaining 39.5% of the outstanding common stock.

The following discussion reviews the Company's financial condition at September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2012 Annual Report filed with the Securities and Exchange Commission on form 10-K on March 18, 2013 (“the consolidated financial statements”).  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at September 30, 2013, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  In determining whether OTTI has occurred for equity securities the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount.  Management continually analyzes the portfolio to determine if further impairment has occurred that may be deemed as other-than-temporary.  Further charges are possible depending on future economic conditions.

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

Recent Events

As reported by the Company on its Form 10-K filed on March 29, 2012, the purchase of the 51% controlling interest in the Fitzgibbons Agency, pending the completion of the final stages of due diligence, was expected to close in the early part of the third quarter of 2012.  The Company and the Fitzgibbons Agency are addressing the final elements of the transaction and are working to expedite a closing at the earliest possible time.

The Company elected to transfer 55 available-for-sale (“AFS”) securities with an aggregate fair value of $32.5 million to a classification of held-to-maturity (“HTM”) on September 30, 2013.  In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer.  The net unrealized holding loss of $799,000, net of tax, at the date of transfer was retained in accumulated other comprehensive loss, with the associated pretax amount retained in the carrying value of the HTM securities.  Such amounts will be amortized to interest income over the remaining life of the securities.  The fair value of the transferred AFS securities became the book value of the HTM securities at September 30, 2013, with no unrealized gain or loss at this date.  Future reporting periods, with potential changes in market value for these securities, would likely record an unrealized gain or loss for disclosure purposes.

Overview and Results of Operations

For the third quarter of 2013, net income was $528,000 as compared to $670,000 for the third quarter of 2012 due principally to a $300,000 increase in personnel expenses reflecting wage increases and increased health insurance expenses.  Partially offsetting the increase in personnel expenses was a $59,000 decrease in the  provision for loan loss.

For the first nine months of 2013, net income was $1.9 million, unchanged from the same period in 2012. Net interest income increased $623,000, noninterest income increased $311,000, and the provision for loan losses decreased $166,000 when compared to the prior year nine month period.  These improvements to income were offset by increases in noninterest expense, reflecting higher personnel and advertising expenses.

The Company’s return on average assets and return on average equity for the third quarter of 2013 were 0.43% and 5.25%, respectively, as compared to 0.57% and 6.59% for the same prior year period.  Return on average assets and return on average equity for the nine months of 2013 were 0.50% and 6.04%, respectively, as compared to 0.55% and 6.53% for the same prior year period.

Average assets for the third quarter of 2013 were $493.7 million, or 4.7% greater than the comparable prior year period.  The increase was attributable to increases in commercial loans and commercial real estate loans and, to a lesser extent, tax-exempt securities.  Average balances of commercial real estate loans increased $19.5 million or 26.6% and commercial loans increased $7.6 million or 17.2% between these same periods in direct support of the Company’s initiative to diversify its portfolio and increase its penetration within the commercial segments.  In contrast, average balances of real estate residential loans decreased $1.9 million between these two time periods as a direct result of an $8.8 million residential loan sale in May 2013.  Average assets for the nine month period of 2013 were $497.4 million, an increase of 7.1% over the comparable prior year period and a direct result of the Company’s strategic growth initiatives.

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

	For the three months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$168,660	$1,889	4.48%	$170,595	$2,041	4.79%
Real estate loans commercial	92,923	1,245	5.36%	73,426	1,023	5.57%
Commercial loans	51,643	592	4.59%	44,074	552	5.01%
Consumer loans	24,921	346	5.55%	26,794	372	5.55%
Taxable investment securities	95,072	428	1.80%	94,587	477	2.02%
Tax-exempt investment securities	25,650	287	4.48%	25,106	288	4.59%
Interest-earning time deposit	1,500	5	1.33%	2,000	6	1.20%
Interest-earning deposits	5,410	2	0.15%	2,901	1	0.14%
Total interest-earning assets	465,779	4,794	4.12%	439,483	4,760	4.33%
Noninterest-earning assets:
Other assets	34,068			33,725
Allowance for loan losses	(4,979)			(4,264)
Net unrealized gains
on available for sale securities	(1,188)			2,733
Total assets	$493,680			$471,677
Interest-bearing liabilities:
NOW accounts	$36,066	$20	0.22%	$33,169	$23	0.28%
Money management accounts	13,830	5	0.14%	14,235	9	0.25%
MMDA accounts	76,374	86	0.45%	74,380	102	0.55%
Savings and club accounts	69,435	13	0.07%	65,793	13	0.08%
Time deposits	158,309	481	1.22%	163,625	567	1.39%
Junior subordinated debentures	5,155	40	3.10%	5,155	40	3.10%
Borrowings	40,452	134	1.33%	29,999	209	2.77%
Total interest-bearing liabilities	399,621	779	0.78%	386,356	963	1.00%
Noninterest-bearing liabilities:
Demand deposits	49,355			40,914
Other liabilities	4,480			3,766
Total liabilities	453,456			431,036
Shareholders' equity	40,224			40,641
Total liabilities & shareholders' equity	$493,680			$471,677
Net interest income		$4,015			$3,797
Net interest rate spread			3.34%			3.36%
Net interest margin			3.45%			3.46%
Ratio of average interest-earning assets
to average interest-bearing liabilities			116.56%			113.75%

	For the nine months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$173,705	$5,925	4.55%	$166,731	$6,168	4.93%
Real estate loans commercial	87,489	3,523	5.37%	70,500	3,093	5.85%
Commercial loans	51,980	1,822	4.67%	44,039	1,571	4.76%
Consumer loans	25,167	1,064	5.64%	27,403	1,160	5.64%
Taxable investment securities	95,473	1,270	1.77%	96,912	1,483	2.04%
Tax-exempt investment securities	25,761	860	4.45%	22,919	809	4.71%
Interest-earning time deposit	1,772	16	1.20%	2,000	18	1.20%
Interest-earning deposits	6,026	5	0.11%	1,721	3	0.23%
Total interest-earning assets	467,373	14,485	4.13%	432,225	14,305	4.41%
Noninterest-earning assets:
Other assets	33,580			34,108
Allowance for loan losses	(4,764)			(4,156)
Net unrealized gains
on available for sale securities	1,177			2,393
Total assets	$497,366			$464,570
Interest-bearing liabilities:
NOW accounts	$38,609	$60	0.21%	$31,712	$61	0.26%
Money management accounts	14,214	21	0.20%	14,522	35	0.32%
MMDA accounts	79,544	269	0.45%	77,597	325	0.56%
Savings and club accounts	68,973	40	0.08%	64,093	41	0.09%
Time deposits	162,694	1,504	1.23%	158,989	1,749	1.47%
Junior subordinated debentures	5,155	121	3.13%	5,155	127	3.28%
Borrowings	34,774	494	1.89%	29,455	637	2.88%
Total interest-bearing liabilities	403,963	2,509	0.83%	381,523	2,975	1.04%
Noninterest-bearing liabilities:
Demand deposits	48,323			39,990
Other liabilities	4,134			3,897
Total liabilities	456,420			425,410
Shareholders' equity	40,946			39,160
Total liabilities & shareholders' equity	$497,366			$464,570
Net interest income		$11,976			$11,330
Net interest rate spread			3.30%			3.37%
Net interest margin			3.42%			3.50%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.70%			113.29%

Net interest income, on a tax-equivalent basis, increased to $4.0 million for the three months ended September 30, 2013, from $3.8 million for the three months ended September 30, 2012.  This was almost exclusively due to a decrease in interest expense on time deposits and borrowings as higher yielding liabilities in both segments saw their maturities replaced by lower balances and lower rates on time deposits and significantly lower rates on borrowings (Federal Home Loan Bank, or FHLBNY advances as the major component), despite higher balances.  The most significant contributor to interest income was real estate commercial loans as seen by the increase in average balances.  Net interest margin, however, contracted nominally to 3.45% from 3.46%, but on a linked quarter basis saw an improvement of 5 basis points as the impact of the above mentioned lower replacement costs of FHLBNY advances allowed the improvement in net interest margin.

As indicated in the three month table above and in the rate/volume analysis below, total interest income on a tax-equivalent basis increased $34,000 due principally to an increase in average balances of both commercial loan products, partially offset by reductions in interest income from real estate residential loans due to the May 2013 residential loan sale.  The yield on most classes of interest earning asset products decreased, with the most significant yield decrease reported in commercial real estate loans and residential real estate loans.  For both of these products, yields decreased due to maturing loans and payoffs being replaced with those of lower rates reflecting current market conditions.  Average balances of commercial real estate loans reported the largest relative increase among loan products but also recorded a lower yield as maturing term products within this segment were replaced by loans with lower current market rates.

Interest expense decreased $184,000 between year over year third quarter periods, as indicated in the above three month table.  The primary reason for the decline was lower rates paid on time deposits as higher cost maturing certificates of deposit were replaced with lower cost certificates of deposits at current market rates.  Secondly, interest expense on borrowings (largely FHLBNY advances) declined as higher rate long term advances were replaced by advances of shorter duration and at current lower market rates despite greater average balances of borrowings.

Referencing the above nine month table and the rate/volume analysis below for the nine month period ended September 30, 2013 as compared to the same prior year period, net interest income improved $646,000 driven primarily by the reduction in reduced interest expense from lower rates paid on certificates of deposit, reduced borrowing costs on replaced FHLBNY long term advances, and lower rates paid on money market deposit accounts.  In addition, interest income increased due exclusively to an increase in average balances of commercial real estate and commercial loan products, despite lower yields recorded within each of these loan products.  Additionally, higher average balances of tax-exempt securities also contributed to the improvement in interest income. The above mentioned residential loan sale caused the reduction in interest income from real estate residential loans.

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

	Three Months Ended September 30			Nine Months Ended September 30
	2013 vs. 2012			2013 vs. 2012
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$(23)	$(129)	$(152)	$362	$(605)	$(243)
Real estate loans commercial	467	(245)	222	825	(395)	430
Commercial loans	275	(235)	40	297	(46)	251
Consumer loans	(26)	-	(26)	(96)	-	(96)
Taxable investment securities	16	(64)	(48)	(22)	(191)	(213)
Tax-exempt investment securities	26	(27)	(1)	117	(66)	51
Interest-earning time deposits	(4)	3	(1)	(2)	-	(2)
Interest-earning deposits	1	0	1	5	(3)	2
Total interest income	732	(697)	34	1,486	(1,306)	180
Interest Expense:
NOW accounts	10	(13)	(3)	16	(17)	(1)
Money management accounts	-	(4)	(4)	(1)	(13)	(14)
MMDA accounts	17	(33)	(16)	13	(69)	(56)
Savings and club accounts	3	(3)	-	4	(5)	(1)
Time deposits	(18)	(68)	(86)	64	(309)	(245)
Junior subordinated debentures	-	-	-	-	(6)	(6)
Borrowings	317	(392)	(75)	152	(295)	(143)
Total interest expense	329	(513)	(184)	248	(714)	(466)
Net change in net interest income	$403	$(184)	$218	$1,238	$(592)	$646

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.  The Company recorded $216,000 in provision for loan losses for the three-month period ended September 30, 2013, as compared to $275,000 for the three-month period ended September 30, 2012.  This decrease was due primarily to the Company’s quarterly review of the probable and estimable losses within the loan portfolio and the net recoveries of $5,000 recorded in the third quarter of 2013 as compared to $55,000 in net charge-offs recorded in the same prior year period.  For the nine month period ended September 30, 2013, the Company recorded a provision of $816,000 as compared to $650,000 in provision for loan losses recorded in the same 2012 nine month period.  This increase stemmed from the need for a specific reserve from the addition of a large commercial relationship and net charge-offs of $232,000 for the first nine months of 2013 as compared to $197,000 for the same prior year period.  The increase in net charge-offs principally resided in the residential mortgage loan and consumer loan segments.

Delinquency trends improved across all product segments between December 31, 2012 and September 30, 2013.  While the residential mortgage and consumer loan segments reported the largest improvements in total, the residential segment saw a shift in its past due loans towards the 90 day and over category.  Delinquency trends are reviewed monthly and management continues to be proactive in working with our borrowers to minimize losses to the Bank.  Management reviews trends in historical loss rates and environmental factors on a quarterly basis, in addition to assessing the specific allowance needs on impaired loans, and judges the current level of allowance for loan losses to be adequate to absorb the estimable and probable losses inherent in the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, and net gains on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars In thousands)	2013	2012	Change		2013	2012	Change
Service charges on deposit accounts	$313	$285	$28	9.8%	$856	$838	$18	2.1%
Earnings and gain on bank owned life insurance	60	46	14	30.4%	172	235	(63)	-26.8%
Loan servicing fees	30	51	(21)	-41.2%	112	159	(47)	-29.6%
Debit card interchange fees	114	105	9	8.6%	341	308	33	10.7%
Other charges, commissions and fees	134	150	(16)	-10.7%	400	423	(23)	-5.4%
Noninterest income before gains	651	637	14	2.2%	1,881	1,963	(82)	-4.2%
Net gains on sales and redemptions of investment securities	17	18	(1)	-5.6%	116	179	(63)	-35.2%
Net gains on sales of loans and foreclosed real estate	36	6	30	500.0%	487	31	456	1471.0%
Total noninterest income	$704	$661	$43	6.5%	$2,484	$2,173	$311	14.3%

As indicated above, noninterest income for the third quarter of 2013 increased when compared to the same prior year period due principally to service charges on deposit accounts from higher levels of commercial deposit balances as well as net gains on sales of loans and foreclosed real estate as the Company continues to sell longer term originated residential mortgages in an effort to minimize the Company’s interest rate risk.  When comparing the nine months ended September 30, 2013 with the same prior year period, the improvement in noninterest income was principally due to the residential loan portfolio sale that occurred in the second quarter of 2013, offset partially by reduced levels of sales and redemptions of the Company’s available-for-sale investment securities and reduced levels of earnings and gain on bank owned life insurance.  The latter was due to the recognition of a death benefit in 2012 from the passing of a former Company director.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars In thousands)	2013	2012	Change		2013	2012	Change
Salaries and employee benefits	$2,033	$1,733	$300	17.3%	$5,884	$5,576	$308	5.5%
Building occupancy	382	348	34	9.8%	1,109	1,077	32	3.0%
Data processing	356	390	(34)	-8.7%	1,067	1,072	(5)	-0.5%
Professional and other services	178	174	4	2.3%	502	473	29	6.1%
Advertising	146	108	38	35.2%	393	268	125	46.6%
FDIC assessments	123	78	45	57.7%	291	233	58	24.9%
Audits and exams	61	73	(12)	-16.4%	184	184	-	0.0%
Other expenses	388	274	114	41.6%	1,343	1,106	237	21.4%
Total noninterest expenses	$3,667	$3,178	$489	15.4%	$10,773	$9,989	$784	7.8%

As indicated above, noninterest expense for the year over year third quarter period increased due principally to an increase in salary and employee benefits expenses reflecting normal wage increases and increased costs under the Company’s self-insured health plan.  Additionally, FDIC assessment expenses increased over the three month period in 2012 due to the increase in year over year assets and the related FICO charge accrual.  Advertising expenses for the third quarter of 2013 increased over the comparable prior year period as the Company continues to increase its presence within the greater Syracuse marketplace.  When comparing the nine month period ended September 30, 2013 with the same prior year period, noninterest expenses increased due principally to salary and employee benefit expenses, advertising expenses and other expenses.  Other expenses include travel and training, office supplies, and nonrecurring expenses.

Income Tax Expense

Income tax expense decreased by $28,000 for the quarter ended September 30, 2013 as compared to the same period in 2012 primarily due to a decrease in pretax income but offset by an increase in the effective tax rate to 27.0% as compared to 25.0% for the same prior year period.  The effective tax rate increase principally reflects a smaller proportion of tax-exempt investments as a proportion of our taxable income in the third quarter of 2013 as compared to the third quarter of 2012.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.  For the nine months ended September 30, 2013, income tax expense increased by $47,000 over the same prior year period principally due to an increase in the effective tax rate to 27.0% as compared to 25.0% for the same prior year period.

Earnings per Share

Basic and diluted earnings per share were $0.21 and $0.20, respectively, in the third quarter of 2013 as compared to basic and diluted earnings per share of $0.22 in the third quarter of 2012.  This decrease was due to less net income available to common shareholders in the third quarter of 2013.

Basic and diluted earnings per share for the nine month period ended September 30, 2013 were $0.74 and $0.73, respectively, as compared to basic and diluted earnings per share of $0.62 for the same prior year period.  This increase was principally due to the lack of need for SBLF dividend payments through the third quarter of 2013 as positive updated lending information provided to the U.S. Treasury resulted in a credit to the Bank’s benefit against the dividends duee for the first nine months of 2013.  Assuming our present lending activity continues, the amount of unused credit presently available would negate the need for any dividend payments in 2013.

Changes in Financial Condition

Assets

Total assets increased to $492.5 million at September 30, 2013 as compared to $477.8 million at December 31, 2012.  This increase of $14.7 million was largely due to increases in investment securities and, to a lesser extent, gross loans.  Investment securities increased to $115.4 million at September 30, 2013 from $108.3 million at year end 2012.  Gross loans increased $4.3 million as the $8.8 million decrease in loans from the above mentioned loan sale was offset primarily by a $14.6 million net increase in commercial and municipal loans.  The Company continues to diversify its loan product segments by increasing its relative proportion of commercial loan and commercial real estate loan products.

In the third quarter of 2013 the Company identified 55 available-for-sale securities with an estimated fair value of $32.5 million that the Company estimated contained the largest degree of volatility during periods of interest rate changes.  These securities reported a net unrealized loss position of $1.3 million and were reclassified to held-to-maturity (“HTM’) status at September 30, 2013.  The after tax impact of this unrealized loss position was approximately $799,000, and became frozen upon transfer with no impact on the Company’s income statement as a result of this transfer.

Liabilities

Total liabilities increased to $451.8 million at September 30, 2013, from $437.0 million at December 31, 2012.  Deposits increased $9.5 million, with over two thirds of this increase in the form of demand deposit accounts as the Company was able to take advantage of competitive changes in the marketplace to improve deposit gathering across all markets and continue to increase its level of commercial and municipal demand deposits.  Net borrowings increased $5.9 million through short-term FHLBNY borrowings increasing by $15.0 million, partially offset by long-term borrowings decreasing $9.1 million as a result of maturing long term and higher rate FHLBNY advances.

Capital

Shareholders’ equity was unchanged at $40.8 million at September 30, 2013 and December 31, 2012.  The increase in retained earnings between these two time periods through the generation of earnings less dividends declared was offset by the decrease in market value of available for sale securities, after tax, and the frozen unrealized loss of 55 available for sale securities, with a fair value of $32.5 million, transferred to held to maturity status at September 30, 2013.  The decrease in market value between these two time periods, caused by an increase in market interest rates, resulted in an increase to accumulated other comprehensive loss and its attendant decrease in shareholders’ equity.  This action eliminated any further reduction in shareholders’ equity as a result of interest rate volatility on these 55 securities.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At September 30, 2013, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

The Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total Core Capital (to Risk-Weighted Assets)	$48,010	14.3%	$27,117	8.0%	$33,896	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$43,561	13.0%	$13,558	4.0%	$20,338	6.0%
Tier 1 Capital (to Assets)	$43,561	9.0%	$19,387	4.0%	$24,234	5.0%
As of December 31, 2012:
Total Core Capital (to Risk-Weighted Assets)	$45,763	14.2%	$25,808	8.0%	$32,259	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,574	12.9%	$12,904	4.0%	$19,356	6.0%
Tier 1 Capital (to Assets)	$41,574	8.8%	$18,831	4.0%	$23,539	5.0%
As of December 31, 2011:
Total Core Capital (to Risk-Weighted Assets)	$43,670	14.9%	$23,386	8.0%	$29,233	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$39,917	13.7%	$11,693	4.0%	$17,540	6.0%
Tier 1 Capital (to Average Assets)	$39,917	9.4%	$17,041	4.0%	$21,301	5.0%

(1) As of September 30, 2012, the Federal Financial Institutions Examination Council changed the computation for the Tier 1 Capital ratio as it applies to the Bank’s designation as a savings association.  The denominator has changed from using the average assets over the prior three months to the assets on the statement of condition as of the end of the September 30, 2012 and subsequent reporting quarters.

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	September 30,	December 31,	September 30,
(Dollars In thousands)	2013	2012	2012
Nonaccrual loans:
Commercial loans	$3,060	$2,726	$2,342
Consumer	425	776	775
Residential mortgage loans	2,401	2,046	1,506
Total nonaccrual loans	5,886	5,548	4,623
Total nonperforming loans	5,886	5,548	4,623
Foreclosed real estate	301	426	429
Total nonperforming assets	$6,187	$5,974	$5,052

Troubled debt restructurings not included above	$2,049	$1,937	$982

Nonperforming loans to total loans	1.74%	1.66%	1.43%
Nonperforming assets to total assets	1.26%	1.25%	1.05%

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

As indicated in the above table, total non-performing loans increased modestly at September 30, 2013, when compared to December 31, 2012.  While significant improvement was recorded in the consumer and residential mortgage loan segments through reductions in nonperforming loans in these two product segments, this was more than offset by the increase in the commercial loan segments from the addition of one large commercial relationship to nonperforming status.  This event contributed to the additional provision for loan losses required in the first nine months of 2013.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $5.1 million, adequately addresses the current level of risk within the loan portfolio.

Foreclosed real estate (“FRE”) balances decreased to $301,000 at September 30, 2013, from $426,000 at December 31, 2012 as the Company successfully reduced FRE properties from eight to five, in addition to writing down an existing property as new fair value information became available.  Of the existing inventory of properties, two are commercial properties and the remaining three are 1-4 family residential properties.

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

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial loans.  At September 30, 2013 and December 31, 2012, the Company had $6.4 million and $6.7 million in loans, which were deemed to be impaired, having established specific reserves of $1.2 million and $923,000, respectively on these loans.  Between these two time periods, the composition of impaired loans changed significantly as the decrease in the proportion of residential loans was partially offset by an increase in the proportion of commercial real estate loans.

Management has identified potential problem loans totaling $9.9 million as of September 30, 2013 as compared to $11.7 million on December 31, 2012.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  The reduction in potential problem loans resulted from the conversion of loans from potential problem loans to impaired loans and, to a lesser extent, the improvement in risk rating from loans previously classified as special mention.  Management judges the current level of allowance for loan losses to be adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at September 30, 2013 was 1.50% as compared to 1.35% at December 31, 2012.  The increase reflects the nine month historical charge-off experience, the allowance for impaired loans, and the modest increase in gross loans reported in the first nine months of 2013.

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

Through the first nine months of 2013, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $15.1 million generated by increased balances of demand, savings and money market deposit accounts.  This was invested in available-for-sale investment securities of $10.9 million, net, and loan generation of $4.8 million.  As a recurring source of liquidity, the Company’s investment securities provided $18.4 million in proceeds from maturities and principal reductions through the first nine months of 2013.  Net cash provided by operating activities for this same period was $4.5 million.

The Company has a number of existing credit facilities available to it.  At September 30, 2013, total credit available to the Company under the existing lines of credit is approximately $147.6 million.  At September 30, 2013, the Company has $40.0 million outstanding on its existing lines of credit with $107.6 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of September 30, 2013, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

 PATHFINDER BANCORP, INC.

November 13, 2013                                               /s/ Thomas W. Schneider
Thomas W. Schneider
                 President and Chief Executive Officer

November 13, 2013                                               /s/ James A. Dowd
James A. Dowd
Senior Vice President and Chief Financial Officer