Form 10-K
period 2013-12-31
PATHFINDER BANCORP INC
filed 2014-03-17
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
or
* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number: 000-23601
PATHFINDER BANCORP, INC.
(Exact name of registrant as specified in its charter)
Federal 16-1540137
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          YES ☒        NO *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer Accelerated filer Non-acceleratef filer Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES * NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the NASDAQ Capital Market, was approximately $13.6 million.

As of March 14, 2014, there were 2,618,182 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 2013
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

ITEM 1: BUSINESS

GENERAL

Pathfinder Bancorp, Inc.

Pathfinder Bancorp, Inc. (the "Company") is a federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank (the "Bank").  The Company is majority owned by Pathfinder Bancorp, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company").   At December 31, 2013, the Mutual Holding Company held 1,583,239 shares of the Company’s common stock (“Common Stock”), the public and the Employee Stock Ownership Plan (“ESOP”), collectively, held 1,039,943 shares (the "Minority Stockholders").  At December 31, 2013, Pathfinder Bancorp, Inc. and subsidiaries had total assets of $503.8 million, total deposits of $410.1 million and shareholders' equity of $42.7 million plus non-controlling interest of $358,000, which represents the 49% not owned by the Company as a result of the acquisition detailed in Note 23 to the Notes to Consolidated Financial Statements contained herein.

The Company's executive office is located at 214 West First Street, Oswego, New York and the telephone number at that address is (315) 343-0057.  Its internet address is www.pathfinderbank.com.  Information on our website is not and should not be considered to be a part of this report.

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

The Bank has Pathfinder REIT, Inc., a New York corporation, as its wholly-owned real estate investment trust subsidiary.  At December 31, 2013, Pathfinder REIT, Inc. held $17.7 million in mortgages and mortgage related assets.  All disclosures in this Form 10-K relating to the Bank's loans and investments include loans and investments that are held by Pathfinder REIT, Inc.

The Bank also has 100% ownership in Whispering Oaks Development Corp., a New York corporation, which is retained in case the need to operate or develop foreclosed real estate emerges.

Additionally, the Bank has 100% ownership in Pathfinder Risk Management Company, Inc. which was established to record the 51% controlling interest upon the December 2013 purchase of the Fitzgibbons Agency, an Oswego County property and casualty and life and health insurance brokerage business with $500,000 in annual revenues.  Additional details can be found in Note 23 to the Notes to Consolidated Financial Statements contained herein.

Finally, the Company has a non-consolidated Delaware statutory trust subsidiary, Pathfinder Statutory Trust II, of which 100% of the common equity is owned by the Company.  Pathfinder Statutory Trust II was formed in connection with the issuance of $5.2 million in trust preferred securities.

Employees

As of December 31, 2013, the Bank had 101 full-time employees and 23 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

MARKET AREA AND COMPETITION

The economy in the Bank's market area is manufacturing-oriented and is also significantly dependent upon the State University of New York College at Oswego.  The major manufacturing employers in the Bank's market area are Entergy Nuclear Northeast, Novelis, Constellation, NRG and Huhtamaki.  The Bank is the largest depository institution headquartered in Oswego County.  The Bank's business and operating results are significantly affected by the general economic conditions prevalent in its market areas. Our lending and deposit generating area is concentrated in Oswego County and surrounding counties.  We are in the process of opening a branch location in Syracuse, New York, (our second branch in Onondaga County) and expect that Syracuse will become a growing portion of our business and deposit generation.

The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans.  Its most direct competition for deposits comes from commercial banks, savings banks, savings associations and credit unions in its market area.  Competition for loans comes from such financial institutions as well as mortgage banking companies.  The Bank competes for deposits by offering depositors a high level of personal service, a wide range of competitively priced financial services, and a strong network of branches, ATMs, and electronic banking.  The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by originating and holding in its portfolio mortgage loans which do not necessarily conform to secondary market underwriting standards.  The turmoil in the residential mortgage sector of the United States economy has caused certain competitors to be less effective in the market place.  While Central New York did not experience the level of speculative lending and borrowing in residential real estate that has adversely affected other regions on a national basis, certain mortgage brokers and finance companies in our area are either no longer operating, or have limited aggressive lending practices.  Additionally, as certain money centers and large regional banks grapple with current economic conditions and the related credit crisis, their ability to compete as effectively has been reduced.  As the economy has improved, and the need for loan growth has increased, competition from banks for the residential, commercial and business loans has increased. Of course, there are others, including tax-exempt credit unions, which continue to compete with us aggressively.

LENDING ACTIVITIES

General

Our loan portfolio is comprised of one- to four-family residential real estate loans, the majority of which have fixed rates of interest.  In addition to one- to four-family residential real estate loans, our loan portfolio includes of multi-family residential and commercial real estate loans, commercial, consumer and municipal loans.  Our primary lending area is within a five mile radius of a Pathfinder Bank Branch. Pathfinder Bank’s secondary focus is all remaining areas within the Bank’s CRA designated area map as well as Onondaga County.

We try to reduce our interest rate risk by making our loan portfolio less interest rate sensitive.  Accordingly, we offer adjustable-rate residential and commercial mortgage loans, short-and medium-term mortgage loans, and floating rate commercial loans.  In addition, we offer shorter-term consumer loans and home equity lines of credit with adjustable interest rates.  However, in the current and prolonged low interest rate environment, a significant portion of our loan portfolio consists of fixed-rate loans with terms in excess of 15 years.

Residential Real Estate Loans

Our primary lending activity consists of originating one- to four-family, owner-occupied, first and second residential mortgage loans, virtually all of which are secured by properties located in our market area.  The average loan balance of our one- to four-family residential real estate loans was $80,000 at December 31, 2013.

We currently offer one- to four-family residential real estate loans with terms up to 30 years.  We offer our one- to four-family residential loans with adjustable or fixed interest rates.  Our fixed-rate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years.  One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans.  We also offer home equity loans on which we take a second mortgage.

We currently offer adjustable-rate mortgage loans with an initial interest rate fixed for one, three, or five years, and annual adjustments thereafter based on changes in a designated market index.  Our adjustable-rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 600 basis points.  Our adjustable-rate mortgages are priced at a level tied to the one-year United States Treasury bill rate.  We do not offer adjustable-rate mortgages that offer the possibility of negative amortization.  In the current low interest rate environment we have not originated a significant dollar amount of adjustable-rate mortgage loans. We have not originated, nor have we invested in, interest-only, negative amortization or payment option ARM loans.

Regulations limit the amount our Bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  For all first lien position mortgage loans we utilize outside independent appraisers.  For second position mortgage loans, for existing Pathfinder Bank first Mortgages, we will use the lesser of the existing appraisal used in underwriting the first mortgage or assessed value. A service which gathers all data from Real Property Tax offices and gives the property a low, middle and high value, together with comparable properties for comparison, will be used for all other second mortgage loans. The middle value from the service will be the value used in underwriting. If the valuation method for the loan amount requested does not provide a value, or the value is not sufficient to support the loan request and it is determined that the borrower(s) are credit worthy, a full appraisal will be ordered.

For borrowers who do not obtain private mortgage insurance, our lending policies limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans to 90% of the appraised value of the property that is collateral for the loan.  For most one- to four-family residential real estate loans with loan-to-value ratios of between 80% and 95%, we require the borrower to obtain private mortgage insurance.  For first mortgage loan products, we require the borrower to obtain title insurance.  For second mortgage type products, we order a last owner title search from local title companies.  We also require homeowners’ insurance, fire and casualty, and flood insurance, if necessary, on properties securing real estate loans.

Commercial Lending

Commercial loans consist of the following product classes: real estate, other commercial and industrial, lines of credit and municipal loans, with virtually all of the outstandings located in the counties of Oswego and Onondaga. At December 31, 2013, the average loan balance of our commercial loans, commercial lines of credit and commercial real estate loans was $178,000.  At that date, our largest borrower had outstandings of $3.7 million, and the loans were performing in accordance with their terms.

The Bank performs a credit evaluation to determine the overall transaction risk of any extension of credit (extensions of credit includes all loans, lines of credit, mortgages and exposure limits established for customers) the Bank undertakes and to assign a proper risk rating. Transaction risk may be defined as the probability that a default will take place under proposed terms and conditions, which could then result in a non-performing loan or a potential loss to the Bank. When evaluating transaction risk the following factors are always considered (unless secured and properly margined by liquid collateral):

•
Financial risk - are the borrower's financial condition, profitability, and cash flow strong enough and stable enough to allow for the repayment of the loan under its proposed terms and conditions in the normal course of business and are the proposed terms and conditions reasonable. We typically require a debt service coverage ratio of 120% or higher.

•	Industry risk - is the borrower's industry subject to cyclical swings or obsolescence, which may impair the borrower's ability to service the debt.

•
Management risk - can the borrower's management successfully manage its affairs, is there adequate second line management, and is management of sound moral character. While these are all subjective evaluations a negative answer to any of them strongly implies a high degree of default risk. Except in rare cases, we also require personal guarantees by the principals of the borrower.

•
Collateral risk - if a default takes place and restructure is either not feasible or desirable can the collateral be liquidated in a reasonable time frame and in an amount which would preclude a principal loss to the Bank.

Prior to funding a loan secured by multi-family, mixed use or commercial property, we generally obtain an environmental assessment to ascertain the existence of any environmental risks that may be associated with the property.  The level of the environmental assessment depends on the facts and circumstances relating to the specific loan.

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

Municipal Loans

We offer municipal loans to local municipalities which are term loans and typically unsecured.

Consumer Loans

We are authorized to make loans for a variety of personal and consumer purposes.  Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.  Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles.  In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Purchases, Sales and Servicing

Pathfinder Bank originates residential, commercial and consumer loans. Pathfinder Bank’s primary market area is customers that reside or work within a five mile radius of a Pathfinder Bank Branch. Pathfinder Bank’s secondary market area includes the remaining areas within the banks CRA designated area map as well as Onondaga County.  It is the preference of the bank that relationships be solicited and extended to customers having an economic interest in our area. However, if it is determined that a potential customer not having an economic interest in our area but is interested in a loan relationship and the bank has the ability to deliver not less than three bank products or services, these relationships will also be considered.

Our loan portfolio is comprised primarily of one- to four-family residential real estate loans and commercial loans made to businesses.  The majority of the residential 1-4 family loans are owner occupied and have fixed rates of interest. The commercial loans made to businesses primarily have adjustable interest rates.  In addition to one- to four-family residential real estate and commercial loans, our loan portfolio also consists of second mortgage secured home equity lines of credit and home improvement loans as well as other consumer loans such as auto loans and personal loans.

Our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. Although the bank has a diversified loan portfolio, a substantial portion of our borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

Pathfinder Bank benefits from a number of sources for its loan originations, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers.  Pathfinder Bank also employs four residential mortgage originators and four commercial lenders who actively market the bank’s products and services and are responsible for generating the bulk of the loan originations.  Our loan origination activity may be affected adversely by a rising interest rate environment that typically results in decreased loan demand. Other factors such as the overall health of the local economy and competition from other financial institutions can have an impact on the volume of originations.  Accordingly, the profitability of this activity may vary from period to period.  The majority of the fixed rate residential loans that are originated each year meet the underwriting guidelines established by Fannie Mae. In the past, we have originated residential mortgage loans for sale in the secondary market, and we may do so in the future, although we continue to service them once they are sold.

Loan Approval Procedures and Authority

The directors and management of Pathfinder Bank have developed policies that outline general goals and standards regarding commercial, residential and consumer lending activities consistent with the overall strategic objectives of the Bank.

Providing credit is an essential element of local economic development and of the healthy growth of the Bank. The policies are designed to provide employees with guidelines on acceptable levels of risk, given a broad range of factors. Although the documents enable a certain degree of autonomy by lenders, all exceptions to specific loan policy must be justified by circumstances that warrant consideration of the exception. Each employee who participates in the lending decision process must be familiar with, and understand, the contents of the policy that applies to them.

Each loan policy sets forth the rules, guidelines and general procedures, which must be followed in the practice of granting credit and fulfilling the following responsibilities:

•	Generate earnings for the Bank.
•	Protect depositor’s funds.
•	Ensure all loan decisions, actions and recommendations are based on an accurate and thorough understanding of each customer’s financial needs and conditions.
•	Promote community, economic growth and development.
•	Properly administer credit worthiness and documentation of all loans the lender originates or is assigned.
•	Promote and maintain a favorable image for the Bank.
•	Identify problems in the lender’s portfolio as early as possible so that these loans can be placed on the watch list and can be afforded special care if required.

Individual Lending Authority is granted by the Board of Directors to approve an extension of credit. Each recipient of lending authority is charged with the responsibility of achieving high credit standards and accepts the accountability for his/her credit decisions. The three methods of authorizing an extension of credit are:

•	Qualified lenders are individually granted loan authority;

•	The Officer Loan Committee has a specified limit, and

•	The Executive Loan Committee reviews all loans above the authority granted the Officers Loan Committee.

The Board of Directors has approved and delegated the administration of lending authority to the Loan Officers based on an underwriting matrix score and the borrower’s total related credit.

Loans over a lender’s authority are referred to an officer with the required authority level. Loans over these limits must be referred to the Officers Loan Committee for approval or recommendation to the Executive Loan Committee.

Lending authority can be increased, suspended or removed by the Board of Directors, as recommended by the President or Senior Vice President and Chief Credit Officer.

Loans to One Borrower

The legal lending limit for Pathfinder Bank to a single borrower is calculated by the Accounting Department consistent with law and reviewed by the Chief Financial Officer and is communicated to lending officers. In no case will Pathfinder Bank intentionally exceed the legal lending limit established by the FDIC and NYS Department of Financial Services. At December 31, 2013 our legal lending limit was $7.3 million.

Pathfinder Bank’s internal loan policies limits the total related credit (TRC) to be extended to any one borrower (after application of the rules of attribution), with respect to any and all loans with the Bank to $4.5 million.  The indebtedness includes all credit exposure whether direct or contingent, used or unused.

ASSET QUALITY

Loan Delinquencies and Collection Procedures

When a loan becomes delinquent, we make attempts to contact the borrower to determine the cause of the delayed payments and seek a reasonable solution to permit the loan to be brought current within a reasonable period of time.  The outcome can vary with each individual borrower.  In the case of mortgage loans and consumer loans, a late notice is sent 15 days after an account becomes delinquent.  If delinquency persists, another notice is sent at the 30 day delinquency mark and the 45 day delinquency mark and the 60 day delinquency mark as well.  After 15 days, we attempt to establish telephone contact with the borrower.  Included in every late notice is a letter that includes information regarding home-ownership counseling.  As part of a workout agreement, we will accept partial payments during the month in order to bring the account current.  If attempts to reach an agreement are unsuccessful and the customer is unable to comply with the terms of the workout agreement, we will review the account to determine if foreclosure is warranted, in which case, consistent with New York law, we send a 90 day notice of foreclosure and than a 20 day notice before legal proceedings are commenced. A consumer final demand letter is sent in the case of a consumer loan.  In the case of commercial loans and commercial mortgage loans, we follow a similar notification practice with the exception of the previously mentioned information on home-ownership counseling.  In addition, commercial loans do not require 90 day notices of foreclosure.  Generally commercial borrowers only receive 10 day notices before legal proceedings can be commenced.  Commercial loans may experience longer workout times which may trigger a need for a loan modification that could meet the requirements of a trouble debt restructured loan.  Residential mortgages in excess of $300,000 and commercial lending relationships that exceed $100,000 are evaluated individually for impairment.

Foreclosed real estate

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

Loan delinquencies together with properties within our Foreclosed Real Estate portfolio are reviewed monthly at the Board of Director level.

Impaired Loans, Non-performing Loans and Troubled Debt Restructurings

The policy of Pathfinder Bank is to provide a continuous assessment of the quality of its loan portfolio through the maintenance of an internal and external loan review process. The process incorporates a loan risk grading system designed to recognize degrees of risk on individual commercial and mortgage loans in the portfolio. Management is responsible for strict monitoring of asset quality and risk grade designations.

An existing loan is considered impaired when it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Loans are non-performing and placed on nonaccrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. Some loans may be considered non performing and impaired, whereas other loans may only be included in one category.  Specific reserve allocations are made for loans that are determined to be impaired.  Our Allowance for Loan and Lease Losses policy (“ALLL”) establishes criteria for selecting loans to be measured for impairment based on the following:

Residential and Consumer Loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $300,000.

•	All Troubled Debt Restructured Loans with a threshold balance of $300,000.

•	Any other loans the Bank will be likely unable to collect all amounts of contractual interest and principal as scheduled in the loan agreements.

Commercial leases Lines and Loans, Commercial Real Estate and Municipal Loans:

•	All loans rated substandard or worse, on nonaccrual, and above our TRC threshold balance of $100,000.

•	All Troubled Debt Restructured Loans threshold balance of $100,000.

•	Any other loans the Bank will be likely unable to collect all amounts of contractual interest and principal as scheduled in the loan agreements.

Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

Troubled Debt Restructurings (“TDR”) are loan restructurings in which the bank, for economic or legal reasons related to an existing borrower’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Typically a TDR involves a modification of terms of a debt, such as reduction of the stated interest rate for the remaining original life of the debt, extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of the face amount of the debt, or reduction of accrued interest.

Classifications of Assets

Loans inherently contain credit risk. A key to minimize credit losses is being able to manage these risks effectively. Pathfinder Bank has a risk grading system for our loan assets that is designed as a tool for management and the Board of Directors to assure that Pathfinder Bank is not taking unnecessary and/or unmanageable risk.

The primary objective of the loan risk grading system is to establish a method of assessing credit risk to enable management to measure loan portfolio quality and the adequacy of the allowance for loan losses.

Loan Grades are assigned a numerical value of between 1 through 8. Most loans within the lending portfolio receive a grade of one through four, as these represent accounts with manageable risk. Loans with grades of 5 through 8 have been identified to have credit weaknesses that expose the bank to a potential loss. These loans require special monitoring and, depending on the size of the loan, will require a written action plan removing the loan from the bank’s portfolio or strengthening the credit to an acceptable level.  All loans that receive a risk grade of 5 and above are placed on the Watchlist Report for continuous monitoring.  Loans on the Watchlist Report have additional loan loss reserve allocations assigned to them by grade and account type and may also have specific reserves assigned to individual loans. The administration of the loan grade assignments and the Watchlist Report is the responsibility of the Chief Credit Officer.

Grades for commercial and municipal loans are assigned primarily upon current documented information in the credit and/or legal files. It is the commercial loan officer’s responsibility to properly support credit extensions with all necessary documentation, financial statements, and investigation required by Pathfinder Bank. Subsequent grades are suggested by the officer assigned to each commercial relationship.  Grades for residential and consumer loans are assigned primarily upon current documented information. No loan grade is assigned to a residential mortgage or consumer loan unless the loan has demonstrated signs of weakness.

Pathfinder Bank contracts with an external loan review firm to complete a Credit Risk Assessment of the loan portfolio on a regular basis to determine the current level and direction of the bank’s credit risk. The loan review process incorporates a risk based approach that separates the loan portfolio in to High, Moderate, and Low risk buckets.  The goal is to cover 100% of the High, 50% of the Moderate, and 10% of the Low risk loans in the portfolio. The external loan review firm communicates the results of their findings to the Executive Loan Committee in writing and by periodically attending the Executive Loan Committee meetings. Any serious issues discovered in an external loan review are communicated to the President of Pathfinder Bank immediately.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans.  The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results.  Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible.  No portion of the allowance for loan losses is restricted to any individual loan product and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on three major components which are; specific components for larger loans, recent historical losses and several qualitative factors applied to a general pool of loans, and an unallocated component.

The first component is the specific component that relates to loans that are classified as impaired.  For these loans, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan.

The second or general component covers pools of loans, by loan class, not considered impaired, smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loan outstandings within each product class, over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan loss need for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

The third or unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio and generally comprises less than 10% of the total allowance for loan loss.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.  The majority of the Company’s loans utilize the fair value of the underlying collateral.

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

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans less than $300,000, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement for those with a carrying value in excess of $300,000.

Commercial loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally include but are not limited to a temporary reduction in the interest rate or an extension of a loan’s stated maturity date.  Commercial loans classified as troubled debt restructurings with a carrying value in excess of $100,000 are designated as impaired and evaluated as discussed above.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of the collateral, if appropriate, are evaluated not less than annually for commercial loans or when credit deficiencies arise on all loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

INVESTMENT ACTIVITIES

Our investment policy is established by the board of directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The board of directors, as a whole, acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our president and chief financial officer have the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meeting.

All investment securities must meet regulatory guidelines and be permissible bank investments, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of New York (FHLBNY), certificates of deposit at federally insured institutions, and federal funds.  Within certain regulatory limits, we may also invest a portion of our assets in mutual funds, equity securities and investment grade corporate debt securities.  We are also required to maintain an investment in FHLBNY stock.

All securities purchased will be classified at the time of purchase as either a held-to-maturity or available-for-sale. The bank does not maintain a trading account. Securities purchased with the intent and ability to hold until maturity may be classified as held-to-maturity. Securities placed in the held-to-maturity category will be accounted for at amortized cost.

Securities that do not qualify or are not categorized as held to maturity are classified as available-for-sale. This classification includes securities that may be sold in response to changes in interest rates, the security's prepayment risk, liquidity needs, the availability of and the yield on alternative investments, and funding sources and terms. These securities are reported at fair value, which will be determined on a monthly basis in conjunction with the preparation of board report financial statements. Unrealized gains and losses are reported as a separate component of capital, net of tax. The aggregate change in value of the portfolio will be reported to the Board of Directors monthly.

The general objectives of the investment portfolio are to provide for the overall asset/liability management of the bank, generate a reasonable rate of return consistent with the safety of principal, provide a source of liquidity, provide adequate capital where needed, minimize the bank's tax liability, and minimize the bank's interest rate and credit risk. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered.

Our securities classified as available-for-sale, other than mortgage-backed securities, consisted of Federal agency obligations, primarily Federal Farm Credit Bank (FFCB) notes, FHLBNY notes, Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) obligations with remaining maturities of one to six years.  Mortgage backed securities are discussed in the next section.

Included within the security portfolio are three mutual fund positions.  The first is a mutual fund backed by adjustable rate mortgage-backed securities and cash equivalents. The second material equity security listed is a mutual fund consisting primarily of investment grade dividend-paying common stocks of large capitalization companies, i.e., companies with market capitalization in excess of $5 billion.   The third fund, Financial Institutions Fund, LLC invests primarily in equity securities issued by community banks and thrift institutions and holding companies of such banks and thrifts located principally in the Northeastern United States.  The fund seeks out banks and thrifts with less than $5.0 billion in assets that are high performing or ones that represent M&A values or are strategically located in a market where a major competitor was recently acquired by a larger institution.

We also have a $2.4 million investment in FHLBNY stock at December 31, 2013, which is classified separately from securities due to the restrictions on sale or transfer.  For further information regarding our securities portfolio, see Note 4 to the Consolidated Financial Statements.

MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS

We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk. We regularly monitor the credit quality of this portfolio.

Mortgage-backed securities and collateralized mortgage obligations are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pathfinder Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors. Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements. These fixed-rate securities are usually more liquid than individual mortgage loans.

SOURCES OF FUNDS

General

Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLBNY. In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

Deposits

A majority of our depositors are persons who work or reside in Oswego and Onondaga Counties. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, and overall growth goals.

The Certificate of Deposit Account Registry Service (“CDARS”) is a form of brokered deposit program in which the Bank has been a participant since 2009. In addition to offering depositors enhanced FDIC insurance coverage, being a participant in CDARS allows the Bank to fund its balance sheet through their One-Way Buy program. This program uses a competitive bid process to allocate funding. Management believes this arrangement is a viable source of funding provided that the Bank maintains its well-capitalized status.  The Bank may participate in CDARS up to 15% of reported total assets or $75.6 million as of December 31, 2013.

Borrowings

We may obtain advances from the FHLBNY utilizing the security of the common stock we own in the FHLBNY and our qualifying residential mortgage, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

REGULATION AND SUPERVISION

General

The Company and the Mutual Holding Company (“MHC”) are federally chartered and, up until July 21, 2011, were subject to regulation by the Office of Thrift Supervision (“OTS”) as savings and loan holding companies.  However, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, the OTS’s functions relating to savings and loan holding companies were transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve”).  The Company and the MHC therefore became regulated by the Federal Reserve as of the above date.

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

Dodd-Frank Act

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act changed the current primary federal regulator of the Company and the Mutual Holding Company from the OTS to the Federal Reserve.  The Federal Reserve now supervises and regulates all savings and loan holding companies, such as the Company and the Mutual Holding Company.  The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital requirements of insured depository institutions, which cannot be lower than the standards in effect when the legislation was enacted and directs the federal banking regulators to implement new leverage and capital requirements.  These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  The required regulations were issued in 2013 and are discussed later.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Pathfinder Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets continue to be examined by their applicable bank regulators.  The Dodd-Frank Act also provides for regulations requiring originators of certain securitized loans to retain a percentage of the risk for transferred loans, established regulatory rate-setting for certain debit and interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  The legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

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

New York State Banking Law and FDIC Regulation

The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the New York State Banking Department, as limited by FDIC regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank, and its subsidiary commercial bank, have been substantially limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the FDIC regulations issued pursuant thereto.  Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets.  New York State chartered savings banks may also invest in subsidiaries under their service corporation investment authority.  A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the Banking Board.  Under FDICIA and the FDIC’s implementation of regulations, the Bank’s investment and service corporation activities are limited to activities permissible for a national bank unless the FDIC otherwise permits it.

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

Under the FDIC’s current risk-based assessment system, insured institutions are generally assigned to a “risk category” based on supervisory evaluations, regulatory capital levels and certain other risk factors.  Assessments are based on the risk category to which an institution is assigned and certain risk adjustments assigned by FDIC regulations.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system.  The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011.  Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity rather than total deposits.  Since the new base is much larger than the former base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry was not significantly altered.  The new range is 2½ basis points to 45 basis points of total consolidated assets less tangible equity.  The new rule benefitted smaller financial institutions, which typically rely more on deposits for funding, and shifts more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.  As a result of the change in the assessment base, the Company experienced an approximate 50% reduction in its quarterly assessment charges effective with the second quarter of 2011.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the year ended December 31, 2013, the Bank paid $29,000 in fees related to the FICO.

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

Regulatory Capital Requirements

The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, Tier 1 capital, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of at least 8%, and a Tier I risk based capital level of at least 4%.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

SBLF Participation

On September 1, 2011, the Company entered into a Securities Purchase Agreement with the Secretary of the Treasury (“Treasury”) pursuant to which the Company sold to the Treasury 13,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,000,000.  This transaction was entered into as part of the Treasury’s Small Business Lending Fund Program (“SBLF”).  In connection therewith, the Company redeemed all 6,771 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) sold to the Treasury on September 11, 2009 in connection with the Treasury’s Capital Purchase Program (“CPP”).  The Company paid $6,786,000 to the Treasury to redeem the Series A Preferred Stock, which included the original investment of $6,771,000, plus accrued dividends.  In connection with its participation in SBLF, the Company repurchased from Treasury, a warrant (the “Warrant”) to purchase 154,354 shares of the Company’s common stock at an exercise price per share of $6.58.  The Warrant was previously issued to Treasury in connection with the Company’s participation in the CPP.  The repurchase price of the Warrant was an agreed upon price of $537,633.

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Bank.  The dividend rate for dividend periods subsequent to the initial period is set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.   The Company’s dividend rate as of the date of this report is 1.00%. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and is subject to other restrictions on its ability to repurchase or redeem other securities.

The Company may redeem the shares of Series B Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

The Company’s ability to pay common stock dividends is conditional on payment of the Series B Preferred Stock Dividends described above.  In addition, the SBLF program requires the Company to file quarterly reports on QSBL lending, which must be audited annually.  The Company must also outreach and advertise the availability of QSBL to organizations and individuals who represent minorities, women and veterans.  The Company must annually certify that no business loans are made to principals of businesses who have been convicted of a sex crime against a minor.  Finally, the SBLF program requires the Company to file quarterly, annual and other reports provided to shareholders concurrently with the Treasury.

Limitations on Bank Dividends and Other Capital Distributions

The FDIC has the authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  New York law also restricts the Bank from declaring a dividend that would reduce its capital below the amount that is required to be maintained by state law and regulation.  The Bank is also subject to dividend notification requirements to the Federal Reserve by virtue of the Company being a savings and loan holding company.  The Federal Reserve may object to a proposed dividend if the Bank will become undercapitalized or the dividend is deemed to be unsafe or unsound or violate a law, regulation or order. An inability of the Bank to pay dividends may inhibit the Company’s ability to pay dividends.

Prompt Corrective Action

The federal banking agencies have promulgated regulations to implement the system of prompt corrective action required by federal law.  Under the regulations, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier I risk-based capital ratio of 6% or more, has a Tier I leverage capital ratio of 5% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk based capital ratio of 8% or more, a Tier I risk-based capital ratio of 4% or more and a Tier I leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4% or a Tier I leverage capital ratio that is less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a Tier I leverage capital ratio that is less than 3%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The regulations require that savings banks that have insufficient capital take certain corrective actions.  For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations, may generally not make capital distributions, including paying dividends, and would be required to submit an acceptable capital restoration plan.  A holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan in an amount of up to the lesser of 5% of the institution’s total assets or the amount of capital needed for the institution to achieve compliance with regulatory capital requirements.  A “significantly undercapitalized” savings bank is subject to additional restrictions.  Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator within specified time frames.

The Bank currently meets the criteria to be classified as a “well capitalized” savings institution.  The previously mentioned final regulatory capital rule that will increase regulatory capital requirements will adjust the prompt corrective action categories accordingly. Additional details can be found in Note 18 to the Notes to Consolidated Financial Statements contained herein.

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

Section 22(h) of the Federal Reserve Act and its implementing regulations restrict a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any “interested” director may not participate in the voting. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must generally be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Qualified Thrift Lender Test

In order for the Company and the Mutual Holding Company to be regulated as savings and loan holding companies (rather than as bank holding companies), Pathfinder Bank must qualify as a Qualified Thrift Lender.  To qualify as a Qualified Thrift Lender, Pathfinder Bank must be a “domestic building and loan association,” as defined in the Internal Revenue Code, or comply with the Qualified Thrift Lender test.  Under the Qualified Thrift Lender test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12-month period.  As of December 31, 2013 Pathfinder Bank met the Qualified Thrift Lender test.

Supervisory Agreement

During May 2009, the Company entered into a Supervisory Agreement with the OTS.  The agreement was issued in connection with the identification of certain violations of applicable statutory and regulatory restrictions on capital distributions and transactions with affiliates.

On November 26, 2013, the Company was informed by the Federal Reserve that the Supervisory Agreement was hereby terminated, indicating that the Company has complied with the terms of the Agreement.

Federal Holding Company Regulation

General.  The Company and the Mutual Holding Company have elected to be regulated as savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  The Company and the Mutual Holding Company are registered with the Federal Reserve and are subject to Federal Reserve regulations, examinations, supervision and reporting requirements.  As such, the Federal Reserve has enforcement authority over the Company and the Mutual Holding Company, and their non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  The Federal Reserve assumed regulatory authority over savings and loan holding companies from OTS on July 21, 2011, pursuant to the Dodd-Frank Act.  See “The Dodd-Frank Act” above.

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

Federal Law Act prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the Federal Reserve.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by federal law; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider factors such as the financial and managerial resources and future prospects of the company and association involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

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

Unlike bank holding companies, savings and loan holding companies are not currently subject to specific consolidated regulatory capital requirements.  The Dodd-Frank Act, however, requires the promulgation of such capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act’s directive as to savings and loan holding companies.  The consolidated regulatory capital requirements will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The Federal Reserve has promulgated regulations implementing the “source of strength” policy that require savings and loan holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve has issued a policy statement regarding the payment of dividends and other capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation as to capital distributions in certain circumstances such as where the company’s net income for the past three years, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  The guidance also provides for regulatory review prior to a holding company redeeming or repurchasing capital instruments in certain situations. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Conversion of the Mutual Holding Company to Stock Form.  Federal regulations permit the Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur.  In a Conversion Transaction a new holding company would be formed as the successor to the Company (the “New Holding Company”), the Mutual Holding Company’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by stockholders other than the Mutual Holding Company (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio (determined by an independent valuation) that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction.    The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to the Mutual Minority Stockholders should not be diluted because of any dividends waived by the Mutual Holding Company (and waived dividends should not be considered in determining an appropriate exchange ratio), in the event the Mutual Holding Company converts to stock form. Any such Conversion Transaction would require various member and stockholder approvals, as well as regulatory approval.

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

The Company’s Annual Report on Form 10-K may be accessed on the Company’s website at www.pathfinderbank.com/annualmeeting.

Federal Reserve System

The Federal Reserve requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, money management and NOW checking accounts).  At December 31, 2013, the Bank was in compliance with these reserve requirements.

Federal Community Reinvestment Regulation

Under the Community Reinvestment Act, as amended (the “CRA”), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  The Bank’s latest CRA rating was “satisfactory.”

New York State Community Reinvestment Regulation

The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”) which are substantially similar to those imposed by the CRA.  Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department.  The NYCRA requires the Department to make a biennial written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system and make such assessment available to the public.  The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application.  The Bank’s NYCRA rating as of its latest examination was “satisfactory.”

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Bank conducts its business through its main office located in Oswego, New York, six branch offices located in Oswego County, a branch location in Onondaga County. The Bank anticipates opening a branch in Syracuse, New York  in the second quarter of 2014.  Management believes that the Bank’s facilities are adequate for the business conducted. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 2013.  The aggregate net book value of the Bank's premises and equipment was $11.6 million at December 31, 2013.  For additional information regarding the Bank's properties, see Notes 8 and 16 to the Consolidated Financial Statements.

LOCATION	OPENING DATE	OWNED/LEASED

Main Office	1874	Owned
214 West First Street
Oswego, New York 13126

Plaza Branch	1989	Owned (1)
Route 104, Ames Plaza
Oswego, New York 13126

Mexico Branch	1978	Owned
Norman & Main Streets
Mexico, New York 13114

Oswego East Branch	1994	Owned
34 East Bridge Street
Oswego, New York 13126

Lacona Branch	2002	Owned
1897 Harwood Drive
Lacona, New York 13083

Fulton Branch	2003	Owned (2)
5 West First Street South
Fulton, New York 13069

Central Square Branch	2005	Owned
3025 East Ave
Central Square, New York 13036

Cicero Branch	2011	Owned
6194 State Route 31
Cicero, New York 13039

Syracuse Branch	2014	Leased (3)
302-310 South Salina Street
Syracuse, New York 13202

(1)	The building is owned; the underlying land is leased with an annual rent of $22,000
(2)	The building is owned; the underlying land is leased with an annual rent of $33,000
(3)	The premises will be leased upon opening in 2Q 2014 with an annual rent of $58,000

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

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

PART  II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder Bancorp, Inc.'s common stock currently trades on the NASDAQ Capital Market under the symbol "PBHC".  There were 420 shareholders of record as of March 14, 2014.  The following table sets forth the high and low closing bid prices and dividends paid per share of common stock for the periods indicated:
			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2013	$14.03	$12.78	$0.03
September 30, 2013	$16.00	$12.47	$0.03
June 30, 2013	$15.75	$11.40	$0.03
March 31, 2013	$13.04	$10.30	$0.03
December 31, 2012	$11.00	$10.00	$0.03
September 30, 2012	$10.65	$9.00	$0.03
June 30, 2012	$10.00	$8.80	$0.03
March 31, 2012	$9.75	$8.83	$0.03

Dividends and Dividend History

The Company has historically paid regular quarterly cash dividends on its common stock.  The Board of Directors presently intends to continue the payment of regular quarterly cash dividends, subject to the need for those funds for debt service and other purposes.  Payment of dividends on the common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Pathfinder Bank and its subsidiaries’ results of operations and financial condition, tax considerations, and general economic conditions.  The Company's mutual holding company, Pathfinder Bancorp, M.H.C., may elect to waive or receive dividends each time the Company declares a dividend.  Dividend waivers must receive the non-objection of the Federal Reserve and the approval of the Mutual Holding Company’s members who are comprised of the Bank’s depositors.  Historically, the Federal Reserve has not provided its non-objection to the waiver of dividends by mutual holding companies.  The Mutual Holding Company did not waive the right to receive its portion of the cash dividends declared during 2013 or 2012.

The Company has confirmed that there were no stock repurchases in the three month period ending December 31, 2013.

ITEM 6: SELECTED FINANCIAL DATA

The Company is the parent company of the Bank and Pathfinder Statutory Trust II.  The Bank has four operating subsidiaries – Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management Company, Inc., and Whispering Oaks Development Corp.

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the consolidated financial statements and related notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere  in this annual report on  Form 10-K.

	2013	2012	2011	2010	2009
Year End (In thousands)
Total assets	$503,793	$477,796	$442,980	$408,545	$371,692
Investment securities (AFS)	80,959	108,339	100,395	85,327	72,754
Investment securities (HTM)	34,412	-	-	-	-
Loans receivable, net	336,592	329,247	300,770	281,648	259,387
Deposits	410,140	391,805	366,129	326,502	296,839
Advances or borrowings	40,853	34,964	26,074	41,000	36,000
Equity	43,070	40,747	37,841	30,592	29,238

For the Year (In thousands)
Net interest income	$15,619	$14,857	$14,263	$13,331	$11,777
Core noninterest income (a)	2,581	2,627	2,451	2,854	2,724
Net gains on sales, redemptions and
impairment of investment securities	365	375	791	211	112
Net gains (losses) on sales of loans and
foreclosed real estate	470	61	(50)	(45)	54
Noninterest expense (b)	14,336	13,207	12,758	11,274	10,381
Regulatory assessments	415	311	390	515	745
Interest income	18,883	18,765	18,604	18,139	17,806
Interest expense	3,264	3,908	4,341	4,808	6,029
Provision for loan losses	1,032	825	940	1,050	876
Net income attributable to the Company	2,406	2,648	2,323	2,505	1,615

Per Share
Net income (basic)	$0.96	$0.88	$0.53	$0.82	$0.61
Net income (diluted)	0.95	0.87	0.52	0.82	0.61
Book value per common share	11.33	10.60	9.49	9.81	9.31
Tangible book value per common share (c)	10.16	9.13	8.02	8.26	7.77
Cash dividends declared	0.12	0.12	0.12	0.12	0.12

Performance Ratios
Return on average assets	0.48%	0.57%	0.55%	0.64%	0.45%
Return on average equity	5.86	6.68	6.75	8.07	7.04
Return on average tangible equity (c)	6.47	7.40	7.59	9.20	8.45
Return on average common equity	8.58	8.26	5.09	8.20	7.10
Average equity to average assets	8.24	8.48	8.21	7.89	6.40
Equity to total assets at end of period	8.55	8.53	8.54	7.49	7.87
Dividend payout ratio (d)	12.47	11.37	12.87	11.90	18.45
Net interest rate spread	3.32	3.38	3.62	3.58	3.40
Net interest margin	3.43	3.50	3.76	3.73	3.56

- 30

	2013	2012	2011	2010	2009
Year End (In thousands)
Average interest-earning assets to average interest-bearing liabilities	115.85	113.89	112.22	110.84	109.05
Noninterest income to average assets	0.69	0.66	0.76	0.77	0.81
Noninterest expense to average assets	2.96	2.89	3.14	3.00	3.10
Efficiency ratio (e)	79.14	75.53	77.56	71.95	76.36

Asset Quality Ratios
Nonperforming loans as a percent of total loans	1.57%	1.66%	1.55%	2.08%	0.88%
Nonperforming assets as a percent of total assets	1.18	1.25	1.19	1.54	0.67
Allowance for loan losses to loans receivable	1.48	1.35	1.31	1.28	1.17
Allowance for loan losses as a percent of nonperforming loans	94.22	81.13	84.18	61.58	133.07

Regulatory Capital Ratios (Bank Only)
Total Core Capital (to Risk-Weighted Assets)	14.1%	14.2%	14.9%	13.5%	14.0%
Tier 1 Capital (to Risk-Weighted Assets)	12.8	12.9	13.7	12.2	12.7
Tier 1 Capital (to Assets)	8.7	8.8	9.4	8.1	8.4

Number of:
Banking offices	8	8	8	7	7
Fulltime equivalent employees	112	110	110	105	99

(a)	Exclusive of net gains (losses) on sales and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.
(b)	Exclusive of regulatory assessments.
(c)	Tangible equity excludes intangible assets.
(d)	The dividend payout ratio is calculated using dividends declared and not waived by the Mutual Holding Company, divided by net income.
(e)
The efficiency ratio is calculated as noninterest expense, including regulatory assessments, divided by the sum of taxable-equivalent net interest income and noninterest income excluding net gains on sales, redemptions and impairment of investment securities and net gains (losses) on sales of loans and foreclosed real estate.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Throughout Management’s Discussion and Analysis (“MD&A”) the term, “the Company”, refers to the consolidated entity of Pathfinder Bancorp, Inc.  Pathfinder Bank and Pathfinder Statutory Trust II are wholly owned subsidiaries of Pathfinder Bancorp, Inc., however, Pathfinder Statutory Trust II is not consolidated for reporting purposes (see Note 11 of the consolidated financial statements).  Pathfinder Commercial Bank, Pathfinder REIT, Inc., Pathfinder Risk Management Company, Inc., and Whispering Oaks Development Corp. are wholly owned subsidiaries of Pathfinder Bank.  At December 31, 2013, Pathfinder Bancorp, M.H.C, the Company’s mutual holding company parent, whose activities are not included in the consolidated financial statements or the MD&A, held 60.4% of the Company’s outstanding common stock and the public held 39.6% of the outstanding common stock.

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

The Company's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments in mortgage and other loans, investment securities and other assets, and its cost of funds consisting of interest paid on deposits and borrowings.  The Company's net income is also affected by its provision for loan losses, noninterest income (service charges and servicing rights, net gains and losses on sales and redemptions of securities, loans and foreclosed real estate), noninterest expense (employee compensation and benefits, occupancy and equipment costs, data processing costs), and income taxes.  Earnings of the Company are also affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.  These events are beyond the control of the Company.  In particular, the general level of market interest rates tend to be highly cyclical.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the annual evaluation of the Company’s goodwill for possible impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available. Management performs an annual evaluation of the Company’s goodwill for possible impairment.  Based on the results of the 2013 evaluation, management has determined that the carrying value of goodwill is not impaired as of December 31, 2013.  The evaluation approach is described in Note 9 of the consolidated financial statements.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at December 31, 2013, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

Pension and postretirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events, including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the Notes to Consolidated Financial Statements contained herein.

The Company carries all of its available-for-sale investments at fair value with any unrealized gains or losses reported net of tax as an adjustment to shareholders' equity and included in accumulated other comprehensive income (loss), except for the credit-related portion of debt security impairment losses and other-than-temporary impairment (“OTTI”) of equity securities which are charged to earnings.  The Company's ability to fully realize the value of its investments in various securities, including corporate debt securities, is dependent on the underlying creditworthiness of the issuing organization.  In evaluating the debt security (both available-for-sale and held-to-maturity) portfolio for other-than-temporary impairment losses, management considers (1) if we intend to sell the security before recovery of its amortized cost; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. When the fair value of a held-to-maturity or available-for-sale security is less than its amortized cost basis, an assessment is made as to whether other-than-temporary impairment (“OTTI”) is present.  The Company considers numerous factors when determining whether a potential OTTI exists and the period over which the debt security is expected to recover.  The principal factors considered are (1) the length of time and the extent to which the fair value has been less than the amortized cost basis, (2) the financial condition of the issue and (guarantor, if any) and adverse conditions specifically related to the security, industry or geographic area, (3) failure of the issuer of the security to make scheduled interest or principal payments, (4) any changes to the rating of the security by a rating agency, and (5) the presence of credit enhancements, if any, including the guarantee of the federal government or any of its agencies.

The estimation of fair value is significant to several of our assets; including investment securities available for sale, interest rate derivative (discussed in detail in Note 19 to the Notes to Consolidated Financial Statements contained herein), intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

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

RECENT EVENTS

On December 4, 2013, the Company announced that through its subsidiary, Pathfinder Bank, and its subsidiary, Pathfinder Risk Management Inc. (“Risk Management”), a Purchase and Sale Agreement was executed to acquire a majority interest in the Fitzgibbons Agency, LLC (“Fitzgibbons”), a local insurance agency serving the same geographic area as Pathfinder Bank.   Details of this transaction are included in Note 23 to these financial statements.

On December 19, 2013, the Company announced that its Board of Directors declared a quarterly dividend of $.03 per common share.  The dividend is payable on February 7, 2014 to shareholders of record on January 15, 2014.

EXECUTIVE SUMMARY AND RESULTS OF OPERATIONS

Most earnings performance metrics for 2013 generally declined from those reported for 2012.  While basic and diluted earnings per share improved over 2012, net income, return on average assets, return on average equity, and net interest margin all decreased in 2013.

Net income for 2013 was $2.4 million, a $242,000 decrease from 2012.Return on average assets and return on average equity were 0.48% and 5.86%, respectively, as compared to 0.57% and 6.68% in 2012.  Net interest income increased $762,000 in 2013 as compared to 2012 due to an increase in earning assets and a reduction in the rates paid on interest bearing liabilities.  Additionally, increases in personnel costs, an increase in the provision for loan losses and increases in other expenses all contributed to the decrease in net income. Partially offsetting these year over year increases in expenses was the receipt of $395,000 from the sale of $8.8 million of residential loans in 2013.  The reasons for these changes are provided in the sections titled “Noninterest Income” and “Noninterest Expense”.

Total assets increased $26.0 million to $503.8 million, partially funded by deposits which grew by $18.3 million during 2013 primarily as a result of increases in money market deposit accounts and CDARS deposits.  These funds were invested in the loan portfolio and the investment securities portfolio, with the remainder in cash. Growth of the loan portfolio was limited by the previously mentioned residential loan sale as gross loans grew 2.4% to $341.6 million. The Company’s opening of its downtown Syracuse branch office is expected to enhance its commercial and consumer loan business within Onondaga County.

Asset quality continues to report mixed results as net loan charge-offs as a percentage of period end loans for 2013 were 0.15% as compared to 0.10% in 2012.  Net charge-offs for 2013 were $492,000 as compared to $304,000 in 2012 with the increase residing in all major product segments.  The charge-offs were previously provided for within the allowance for loan losses.  Management continues to adhere to conservative underwriting policies and works closely with borrowers who have experienced difficulty in order to mitigate loss to the Bank. The ratio of the allowance for loan losses to year end loans increased slightly to 1.48% at December 31, 2013 as compared to 1.35% at December 31, 2012 and 1.31% at December 31, 2011.  The increase in 2013 was caused, in part, by the need for a specific reserve established in the first quarter of 2013 for one large commercial borrower.  Nonperforming loans to year end loans declined modestly to 1.57% at December 31, 2013 from 1.66% at December 31, 2012.  Delinquency trends worsened modestly when comparing total past due loans as a percent of total loans at December 31, 2013 as compared to December 31, 2012, with the largest increase within the 60-89 day past due category and centered in the commercial segment.

The Company’s shareholders’ equity increased $2.0 million to $42.7 million at December 31, 2013 and December 31, 2012.  The $2.1 million increase in retained earnings between these two time periods resulted largely from the generation of earnings less dividends declared.

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

Net interest income, on a tax-equivalent basis, increased $788,000, or 5.2%, to $16.1 million for the year ended December 31, 2013, as compared to $15.3 million for the year ended December 31, 2012.  The increase in net interest income is principally due to the increase in average commercial loan balances and the decrease in rates paid on time deposits and Federal Home Loan Bank (“FHLBNY”) borrowings.  When comparing 2013 against 2012, the yield on average earning assets declined by 27 basis points, whereas the rates paid on interest bearing liabilities declined by 21 basis points. The Company's net interest margin for 2013 decreased to 3.43% from 3.50% in 2012.

The average balance of interest-earning assets increased $31.5 million, or 7.2%, during 2013 and the average balance of interest-bearing liabilities increased by $20.7 million, or 5.4%.  The increase in the average balance of interest earning assets primarily resulted from a $24.9 million increase in the average balance of the loan portfolio.  This was funded by the increase in interest-bearing liabilities primarily in NOW, money market, (“MMDA”) and savings and club accounts. Interest income, on a tax-equivalent basis, increased $144,000, or 0.8%, during 2013.  The decrease in yield on interest earning assets to 4.13% in 2013 from 4.40% in 2012 was more than offset by the increase in average volume.  This increase in average volume was centered in the commercial loan products.  Interest expense on interest-bearing liabilities decreased $644,000, or 16.5%, as the rates paid dropped 21 basis points to 0.81% in 2013 from 1.02% in 2012.  Maturing time deposits were either replaced at current lower market rates or, at the customer’s option, invested in MMDA.  FHLBNY advances were replaced with advances of a shorter term and at current lower market rates.

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

	For the Years Ended December 31,
	2013			2012			2011
			Average			Average			Average
	Average		Yield /	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$172,294	$7,810	4.53%	$168,354	$8,233	4.89%	$153,735	$8,029	5.22%
Real estate loans commercial	90,042	4,729	5.25%	72,894	4,194	5.75%	70,050	4,372	6.24%
Commercial loans	51,218	2,441	4.77%	45,598	2,161	4.74%	38,533	1,904	4.94%
Consumer loans	25,178	1,416	5.62%	26,956	1,535	5.69%	28,468	1,726	6.06%
Taxable investment securities	94,597	1,748	1.85%	93,352	1,927	2.06%	79,236	2,231	2.82%
Tax-exempt investment securities	25,972	1,152	4.44%	23,716	1,100	4.64%	11,716	571	4.87%
Interest-earning time deposit	1,612	19	1.18%	1,994	24	1.20%	176	2	1.14%
Interest-earning deposits	6,901	7	0.10%	3,426	4	0.12%	4,147	5	0.12%
Total interest-earning assets	467,814	19,322	4.13%	436,290	19,178	4.40%	386,061	18,840	4.88%
Noninterest-earning assets:
Other assets	33,809			32,593			35,647
Allowance for loan losses	(4,865)			(4,224)			(3,872)
Net unrealized gains
on available for sale securities	1,088			2,594			1,293
Total assets	$497,846			$467,253			$419,129
Interest-bearing liabilities:
NOW accounts	$37,733	$80	0.21%	$31,819	$82	0.26%	$30,274	87	0.29%
Money management accounts	13,962	26	0.19%	14,395	43	0.30%	12,964	43	0.33%
MMDA accounts	81,734	364	0.45%	77,401	427	0.55%	64,352	438	0.68%
Savings and club accounts	69,284	54	0.08%	63,962	54	0.08%	60,713	78	0.13%
Time deposits	160,823	1,954	1.22%	159,283	2,290	1.44%	139,299	2,590	1.86%
Junior subordinated debentures	5,155	162	3.14%	5,155	169	3.28%	5,155	163	3.16%
Borrowings	35,128	624	1.78%	31,079	843	2.71%	31,255	942	3.01%
Total interest-bearing liabilities	403,819	3,264	0.81%	383,094	3,908	1.02%	344,012	4,341	1.26%
Noninterest-bearing liabilities:
Demand deposits	48,814			40,759			35,971
Other liabilities	4,185			3,765			4,722
Total liabilities	456,818			427,618			384,705
Shareholders' equity	41,028			39,635			34,424
Total liabilities & shareholders' equity	$497,846			$467,253			$419,129
Net interest income		$16,058			$15,270			$14,499
Net interest rate spread			3.32%			3.38%			3.62%
Net interest margin			3.43%			3.50%			3.76%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.85%			113.89%			112.22%

Interest Income

Changes in interest income result from changes in the average balances of loans, securities, and interest-earning deposits and the related yields on those balances.  Interest income on a tax-equivalent basis increased $144,000, or 0.8%.

Average interest earning asset balances increased $31.5 million, or 7.2% in 2013, with yields decreasing 27 basis points to 4.13%.  The Company's average residential mortgage loan portfolio increased modestly by $3.9 million, or 2.3%, due principally to the previously mentioned loan sale. The average yield on this portfolio decreased 36 basis points to 4.53% in 2013 as higher rate amortizing mortgages were replaced with new originations reflecting current market rates.  The average balance of commercial real estate loans increased $17.1 million, or 23.5%, and the yield decreased 50 basis points to 5.25% in 2013.  Average commercial loans increased $5.6 million, or 12.3%, while the yield increased 3 basis points to 4.77% in 2013.  This increase in average commercial loans reflects the Company’s plan to continue to diversify its loan portfolio.

Interest income on consumer loans decreased $119,000 in 2013 from the prior year period due to a 6.6% decline in average balances and a 7 basis point decrease in yield.

Interest income on taxable investment securities decreased 9.3% from 2012 as the average yield decreased 21 basis points from 2012 to 2013.  Interest income on tax-exempt securities increased $52,000, or 4.7%, when compared to the prior year as tax-equivalent yields on these issues continued to be attractive investment alternatives.

Interest Expense

Changes in interest expense result from changes in the average balances of deposits and borrowings and the related interest costs on those balances.  Interest expense decreased $644,000, or 16.5%, in 2013 compared to 2012.  The average rate paid on all interest-bearing liabilities was 0.81% in 2013 as compared to 1.02% in 2012, a 21 basis point decrease.  The decrease in interest expense was largely due to the decrease in rates paid on time deposits as maturing certificates of deposit were either replaced at lower current market rates or invested in MMDA.  Additionally, interest expense on FHLBNY borrowings declined as higher rate maturing advances were replaced with advances of a shorter duration and lower rate.  A smaller but noteworthy component of the decrease in interest expense was the $63,000 decrease in year over year expenses on MMDA as the company successfully gathered higher average balances of MMDA at lower rates paid.

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

			Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$189	$(612)	$(423)	$732	$(528)	$204
Real estate loans commercial	924	(389)	535	173	(351)	(178)
Commercial loans	268	12	280	337	(80)	257
Consumer loans	(100)	(19)	(119)	(89)	(102)	(191)
Taxable investment securities	25	(204)	(179)	358	(662)	(304)
Tax-exempt investment securities	102	(50)	52	557	(28)	529
Interest-earning time deposits	(5)	-	(5)	22	-	22
Interest-earning deposits	3	-	3	(3)	2	(1)
Total interest income	1,406	(1,262)	144	2,087	(1,749)	338
Interest Expense:
NOW accounts	14	(16)	(2)	4	(9)	(5)
Money management accounts	(1)	(16)	(17)	4	(4)	-
MMDA accounts	23	(86)	(63)	81	(92)	(11)
Savings and club accounts	4	(4)	-	4	(28)	(24)
Time deposits	22	(358)	(336)	338	(638)	(300)
Junior subordinated debentures	-	(7)	(7)	-	6	6
Borrowings	99	(318)	(219)	(5)	(94)	(99)
Total interest expense	161	(805)	(644)	426	(859)	(433)
Net change in net interest income	$1,245	$(457)	$788	$1,661	$(890)	$771

Provision for Loan Losses

The Company recorded $1.0 million in provision for loan losses as compared to $825,000 recorded in the prior year.  This year over year increase reflects higher levels of net charge-offs in 2013, the need for an additional specific reserve on one large commercial borrower and a growing loan portfolio. The Company views the current level of the allowance for loan losses as adequate to absorb the probable and estimable losses within its loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions and net gains or losses on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the years indicated.

	Twelve Months Ended December 31,
(Dollars In thousands)	2013	2012	Change
Service charges on deposit accounts	$1,175	$1,112	$63	5.7%
Earnings and gain on bank owned life insurance	224	309	(85)	-27.5%
Loan servicing fees	146	211	(65)	-30.8%
Debit card interchange fees	469	426	43	10.1%
Other charges, commissions and fees	567	569	(2)	-0.4%
Noninterest income before gains	2,581	2,627	(46)	-1.8%
Net gains on sales and redemptions of investment securities	365	375	(10)	-2.7%
Net gains on sales of loans and foreclosed real estate	470	61	409	670.5%
Total noninterest income	$3,416	$3,063	$353	11.5%

As indicated in the above table, total noninterest income for the twelve months ended December 31, 2013 increased from the prior year due principally to greater net gains on sales of loans and foreclosed real estate.  The Company recorded a gain of $395,000 from the sale of $8.8 million in residential loans in the second quarter of 2013.   Service charges on deposit accounts increased in 2013 reflecting insufficient funds and overdraft fee activity.  Earnings and gains on bank owned life insurance reported declined as compared with 2012 when we recorded a gain on life insurance proceeds due to the death of a former Company director.  Loan servicing fees declined in 2013 due to the previously mentioned residential loan sale and increasing FNMA guarantee charges which are netted against loan servicing fees.  Debit card interchange fees increased in 2013 over the prior year reflecting higher levels of use.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the years indicated.

	Twelve Months Ended December 31,
(Dollars In thousands)	2013	2012	Change
Salaries and employee benefits	$8,081	$7,496	$585	7.8%
Building occupancy	1,476	1,427	49	3.4%
Data processing	1,444	1,437	7	0.5%
Professional and other services	659	654	5	0.8%
Amortization of intangible assets	1	-	1	NM(1)
Advertising	537	453	84	18.5%
FDIC assessments	415	311	104	33.4%
Audits and exams	219	248	(29)	-11.7%
Other expenses	1,919	1,492	427	28.6%
Total noninterest expenses	$14,751	$13,518	$1,233	9.1%

(1)	Not meaningful

As indicated above, total noninterest expense for 2013 increased over the prior year due largely to the increase in salaries and employee benefits reflecting wage increases, increased costs under the Company’s self insurance program, and ESOP compensation expenses.  Other expenses increased due to additional community service donations, charitable contributions, the write-down of a repossessed asset, and fraud losses. The repossessed asset write-down was related to a $65,000 loss on a repossessed boat and fraud losses in the amount of $77,000 was principally due to a merchant security breach that occurred in December 2013.

Income Tax Expense

In 2013, the Company reported income tax expense of $847,000 compared with $929,000 in 2012.  As the effective tax rate was 26.0% for both years, the decrease in income tax expense was due to the decrease in income before tax between 2012 and 2013.  See Note 15 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Earnings Per Share

Basic and diluted earnings per share were $0.96 and $0.95, respectively, in 2013 as compared to $0.88 and $0.87, respectively, in 2012.  The increase in basic and diluted earnings per share comparing year over year twelve month periods was largely due to the lack of need for SBLF preferred stock dividend payments during 2013 as positive updated lending information provided to the U.S. Treasury resulted in a credit against the dividend rate for the twelve month year to date period

CHANGES IN FINANCIAL CONDITION

Investment Securities

The investment portfolio represents 25% of the Company’s average earning assets and is designed to generate a favorable rate of return consistent with safety of principal while assisting the Company in meeting its liquidity needs and interest rate risk strategies.  All of the Company’s investments are classified as either available-for-sale or held-to-maturity.  The Company does not hold any trading securities.  In the third quarter of 2013 the Company identified 55 available-for-sale securities with an estimated fair value of $32.5 million that the Company estimated contained the largest degree of volatility during periods of interest rate changes.  These securities reported a net unrealized loss position of $1.3 million at September 30, 2013 and were reclassified to held-to-maturity (“HTM”) status at September 30, 2013.  The after tax impact of this unrealized loss position was approximately $799,000, and became frozen upon transfer with no impact on the Company’s income statement as a result of this transfer.  The Company invests primarily in securities issued by United States Government agencies and sponsored enterprises (“GSEs”), mortgage-backed securities, state and municipal obligations, mutual funds, equity securities, investment grade corporate debt instruments, and common stock issued by the Federal Home Loan Bank of New York (FHLBNY).  By investing in these types of assets, the Company reduces the credit risk of its asset base but must accept lower yields than would typically be available on loan products.  Our mortgage backed securities portfolio is comprised predominantly of pass-through securities guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and does not, to our knowledge, include any securities backed by sub-prime or other high-risk mortgages.

At December 31, 2013, investment securities increased 6.5% to $115.4 million from $108.4 million at December 31, 2012.  There were no securities that exceeded 10% of consolidated shareholders’ equity.  See Note 4 to the consolidated financial statements for further discussion on securities.

The following table sets forth the carrying value of the Company's investment portfolio at December 31:

	Available-for-Sale		Held-to-Maturity
(In Thousands)	2013	2012	2013	2012
Investment Securities:
US treasury, agencies and GSEs	$16,597	$6,183	$1,872	$-
State and political subdivisions	6,587	27,471	21,371	-
Corporate	13,696	23,006	3,746	-
Residential mortgage-backed	42,142	48,556	7,423	-
Mutual funds	1,644	2,691	-	-
Equity securities	293	432	-	-
Total investment securities	$80,959	$108,339	$34,412	$-

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Company's investment securities at December 31, 2013. Average yield is calculated on the amortized cost to maturity and adjusted to a fully tax-equivalent basis.

AVAILABLE-FOR-SALE

	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$1,003	0.24%	$11,923	0.73%	$4,009	1.50%
State and political subdivisions	881	1.20%	4,923	2.01%	625	2.14%
Corporate	4,535	1.28%	8,802	2.11%	-	-
Total	$6,419	1.10%	$25,648	1.45%	$4,634	1.59%
Mortgage-backed securities:
Residential mortgage-backed	$-	-	$194	4.23%	$9,558	2.20%
Total	$-	-	$194	4.23%	$9,558	2.20%
Other non-maturity investments:
Mutual funds	$1,282	7.06%	$-	-	$-	-
Equity securities	271	5.47%	-	-	-	-
Total	$1,553	6.78%	$-	-	$-	-
Total investment securities	$7,972	2.21%	$25,842	1.47%	$14,192	2.00%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$16,935	$16,597	0.88%
State and political subdivisions	-	-	6,429	6,587	1.91%
Corporate	161	-	13,498	13,696	1.80%
Total	$161	-	$36,862	$36,880	1.41%
Mortgage-backed securities:
Residential mortgage-backed	$32,626	2.26%	$42,378	$42,142	2.26%
Total	$32,626	2.26%	$42,378	$42,142	2.26%
Other non-maturity investments:
Mutual funds	$-	-	$1,282	$1,644	7.06%
Equity securities	-	-	$271	293	5.47%
Total	$-	-	$1,553	$1,937	6.82%
Total investment securities	$32,787	2.25%	$80,793	$80,959	1.98%

HELD-TO-MATURITY
	One Year or Less		One to Five Years		Five to Ten Years
		Annualized		Annualized		Annualized
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Avg Yield	Cost	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$-	-	$1,872	2.65%
State and political subdivisions	186	0.60%	824	1.18%	8,367	2.80%
Corporate	-	-	-	-	2,121	4.39%
Total	$186	0.60%	$824	1.18%	$12,360	3.05%
Mortgage-backed securities:
Residential mortgage-backed	$-	-	$-	$-	$2,857	2.73%
Total	$-	-	$-	$-	$2,857	2.73%
Total investment securities	$186	0.60%	$824	1.18%	$15,217	2.99%

	More Than Ten Years		Total Investment Securities
		Annualized			Annualized
	Amortized	Weighted	Amortized	Fair	Weighted
(Dollars in thousands)	Cost	Avg Yield	Cost	Value	Avg Yield
Debt investment securities:
US Treasury, agencies and GSEs	$-	-	$1,872	$1,847	2.65%
State and political subdivisions	11,994	3.57%	$21,371	21,264	1.15%
Corporate	1,625	2.53%	3,746	3,718	3.58%
Total	$13,619	3.45%	$26,989	$26,829	1.59%
Mortgage-backed securities:
Residential mortgage-backed	$4,566	3.14%	$7,423	$7,393	2.98%
Total	$4,566	3.14%	$7,423	$7,393	2.98%
Total investment securities	$18,185	3.37%	$34,412	$34,222	1.89%

The above noted yield information does not give effect to changes in fair value that are reflected in accumulated other comprehensive loss in consolidated shareholders’ equity.

Loans Receivable

Average loans receivable represent 72% of the Company’s average earning assets and account for the greatest portion of total interest income.  Yields range from 4.53% on residential loans to 5.62% on consumer loans.  The Company currently has the largest portion of its loan portfolio in the residential real estate product segment and it anticipates a continued commitment to financing the purchase or improvement of residential real estate in its market area.  The Company also extends credit to businesses within its marketplace secured by commercial real estate, equipment, inventories, and accounts receivable.  In support of the strategy to diversify its loan portfolio, it is anticipated that small business lending in the form of mortgages, term loans, leases, and lines of credit will provide the most opportunity for balance sheet and revenue growth over the near term.  At December 31, 2013, commercial real estate, commercial and municipal loans comprised 43.2% of the total loan portfolio, and residential loans declined to 49.3% of the loan portfolio from 53.0% at December 31, 2012.  The decrease in the proportion of total loans by the residential loan portfolio reflects the Company’s effort to diversify the loan portfolio, aided by the residential loan sale that occurred in the second quarter of 2013.

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Residential real estate (1)	$168,493	$176,968	$162,395	$147,722	$135,102
Commercial real estate	95,510	82,357	73,628	69,060	62,250
Commercial and municipal loans	52,241	48,826	40,336	39,833	35,447
Home equity and junior liens	21,223	22,141	24,251	25,271	26,086
Consumer loans	4,166	3,456	4,140	3,410	3,580
Total loans receivable	$341,633	$333,748	$304,750	$285,296	$262,465

(1) Includes loans held for sale at December 31, 2009. (None at December 31, 2013, 2012, 2011, and 2010)

The following table shows the amount of loans outstanding, including net deferred costs, as of December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.  Demand loans having no stated schedule of repayments, no stated maturity, and overdrafts are reported as one year or less.  Adjustable and floating rate loans are included in the period on which interest rates are next scheduled to adjust, rather than the period in which they contractually mature.  Fixed rate loans are included in the period in which the final contractual repayment is due.

	Due Under	Due 1-5	Due Over
(In thousands)	One Year	Years	Five Years	Total
Real estate:
Commercial real estate	$1,548	$5,435	$88,527	$95,510
Residential real estate	57	6,655	161,781	168,493
	1,605	12,090	250,308	264,003
Other Commercial	24,125	17,206	10,910	52,241
Home Equity and junior liens	45	1,298	19,880	21,223
Consumer	514	2,659	993	4,166
Total loans	$26,289	$33,253	$282,091	$341,633

Interest rates:	Due After One Year
Fixed	$165,679
Variable	149,665
Total loans	$315,344

Total loans receivable increased $7.9 million or 2.4% when compared to the prior year, primarily due to the growth in commercial real estate and commercial and municipal loans.  Residential real estate loans declined 4.8% due to the $8.8 million residential loan sale in the second quarter of 2013.  The Company does not originate sub-prime, Alt-A, negative amortizing or other higher risk structured residential mortgages. Commercial and municipal loans increased $3.4 million in support of the Company’s strategy to balance its diversification among its product segments.  Commercial real estate loans reported significant growth as this segment reported a $13.2 million or 16.0% year over year increase.

Home equity and junior liens loans decreased 4.2% to $21.2 million at December 31, 2013, as a result in changes in credit standards and rate structures during 2013.

Nonperforming Loans and Assets

The following table represents information concerning the aggregate amount of nonperforming assets:

			December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial real estate and commercial loans	$2,709	$2,726	$2,594	$4,224	$1,021
Consumer	447	776	706	365	111
Residential real estate	2,194	2,046	1,428	1,335	1,181
Total nonaccrual loans	5,350	5,548	4,728	5,924	2,313
Total nonperforming loans	5,350	5,548	4,728	5,924	2,313
Foreclosed real estate	619	426	536	375	181
Total nonperforming assets	$5,969	$5,974	$5,264	$6,299	$2,494

Troubled debt restructurings not included above	$2,459	$1,937	$595	$1,587	$680

Nonperforming loans to total loans	1.57%	1.66%	1.55%	2.08%	0.88%
Nonperforming assets to total assets	1.18%	1.25%	1.19%	1.54%	0.67%

Nonperforming assets include nonaccrual loans, nonaccrual troubled debt restructurings (“TDR”), and foreclosed real estate. Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.  TDRs are included in the above table within the following categories of nonaccrual loans or TDRs not included above (the latter also known as accruing TDRs).

As indicated in the above table, total nonperforming loans decreased modestly at December 31, 2013, when compared to December 31, 2012, as the increase in nonaccrual residential loans was more than offset by decreases in nonaccrual consumer, commercial real estate and commercial loans.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions which may impact the quality of the portfolio, and considers these environmental factors in support of the allowance for loan loss reserve.  Management believes that the current level of the allowance for loan losses, at $5.0 million, adequately addresses the current level of risk within the loan portfolio. The Company maintains strict loan underwriting standards and carefully monitors the performance of the loan portfolio.

Foreclosed real estate (“FRE”) balances increased at December 31, 2013, from the prior year as the carrying values of the sales throughout 2013 were replaced with FRE balances with higher carrying values.  Two of the additions to FRE balances were commercial properties totaling $209,000.  The total inventory of FRE remained at eight properties at December 31, 2013 and 2012.

The Company sold a repossessed boat in 2013, with a carrying value of $235,000 at December 31, 2012, which resulted in a $65,000 write-down during 2013.

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

Had the loans in nonaccrual status performed in accordance with their original terms, additional interest income of $117,000 and $124,000 would have been recorded for the years ended December 31, 2013 and December 31, 2012, respectively.

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company used the fair value of collateral to measure impairment on commercial loans and commercial real estate loans.  At December 31, 2013 and December 31, 2012, the Company had $5.7 million and $6.7 million in loans, which were deemed to be impaired, having specific reserves of $1.0 million and $923,000, respectively.  The $1.0 million year over year decrease in impaired loans was principally due to the $1.2 million decrease in impaired residential mortgage loans.  In 2013, the Company elected to change the threshold for individually measuring impairment on residential mortgage loans to $300,000 from $100,000, unless the loan is part of the total related credit to an impaired commercial real estate or commercial loan.  The increase in impaired commercial real estate loans of $805,000 was partially offset by a $556,000 decrease in impaired commercial loans, home equity and junior liens, and consumer loans, collectively.  The threshold for individually measuring impairment on commercial real estate or commercial loans remains at $100,000 at December 31, 2013.

Management has identified potential problem loans totaling $10.3 million as of December 31, 2013, compared to $11.7 million as of December 31, 2012.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in nonaccrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in possible future impaired loan reporting.  The decrease in potential problem loans is principally due to decreases in commercial real estate as one large commercial real estate borrower was identified as impaired in 2013, thereby removed from potential problem loan status.  Potential problem loans within the home equity and junior liens product class declined by $400,000.

As a result, the ratio of the allowance to loan and lease losses to period-end loans at December 31, 2013 was 1.48% as compared to December 31, 2012 of 1.35%.  The increase was driven by the required specific allowance required from the previously mentioned newly impaired large commercial borrower during 2013 and the growth in the loan portfolio.

Appraisals are obtained at the time a real estate secured loan is originated.   For commercial real estate held as collateral, the property is generally inspected every two years.  When evaluating our ability to collect from secondary sources, appraised values are adjusted to reflect the age of appraisal, the condition of the property, the current local real estate market, and cost to sell.  Properties are re-appraised when our evaluation of the current property condition and the local real estate market suggests values may not be accurate. Troubled Debt Restructurings (“TDR”) are loan restructurings in which the Bank, for economic or legal reasons related to an existing borrower’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Typically a TDR involves a modification of terms of a debt, such as reduction of the stated interest rate for the remaining original life of the debt, extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of the face amount of the debt, or reduction of accrued interest.  Further details regarding TDRs can be found in Note 5.

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

Allowance for Loan Losses

The allowance for loan losses is established through provision for loan losses and reduced by loan charge-offs net of recoveries.  The allowance for loan losses represents the amount available for probable credit losses in the Company’s loan portfolio as estimated by management.  In its assessment of the qualitative factors used in arriving at the required allowance for loan losses, management considers changes in national and local economic trends, the rate of the portfolio growth, trends in delinquencies and nonaccrual balances, changes in loan policy, and changes in management experience and staffing.  These factors, coupled with the recent historical loss experience within the loan portfolio by product segment support the estimable and probable losses within the loan portfolio.

The Company establishes a specific allocation for all commercial loans identified as being impaired with a balance in excess of $100,000. These loans are on nonaccrual or have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell. The majority of the Company’s impaired loans are collateral-dependent.  The Company uses the fair value of collateral, less costs to sell to measure impairment on commercial and commercial real estate loans.  Residential real estate loans in excess of $300,000 will also be included in this individual loan review.  Residential real estate loans less than this amount will be included in impaired loans if it is part of the total related credit to a previously identified impaired commercial loan.

The allowance for loan losses at December 31, 2013 and 2012 was $5.0 million and $4.5 million, or 1.48% and 1.35% of total year end loans, respectively.  Net loan charge-offs were $492,000 during 2013, as compared to $304,000 in 2012.  The increase in net charge-offs were reported in all  loan portfolio segments.   As a result, the ratio of net charge-offs to period end was 0.15% in 2013 as compared to 0.10% in 2012.

The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2013		2012		2011		2010		2009
	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of	Allocation	Percent of
	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to	of the	Loans to
(Dollars in thousands)	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
Residential real estate	$649	49.3%	$811	53.1%	$664	53.2%	$750	51.7%	$763	51.5%
Commercial real estate	2,302	28.0%	1,748	24.6%	1,346	24.2%	1,204	24.2%	1,009	23.7%
Commercial and municipal	1,233	15.3%	1,192	14.7%	1,114	13.2%	1,083	14.0%	864	13.5%
Home equity and junior liens	433	6.2%	494	6.6%	501	8.0%	424	8.9%	390	9.9%
Consumer loans	136	1.2%	168	1.0%	162	1.4%	89	1.2%	76	1.4%
Unallocated	288		88		193		98		(24)
Total	$5,041	100.0%	$4,501	100.0%	$3,980	100.0%	$3,648	100.0%	$3,078	100.0%

The following table sets forth the allowance for loan losses for the periods indicated and related ratios:

(Dollars In thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$4,501	$3,980	$3,648	$3,078	$2,472
Provisions charged to operating expenses	1,032	825	940	1,050	876
Recoveries of loans previously charged-off:
Commercial real estate and loans	41	64	1	55	-
Consumer	71	65	49	36	20
Residential real estate	47	75	49	19	3
Total recoveries	159	204	99	110	23
Loans charged off:
Commercial real estate and loans	(319)	(231)	(304)	(385)	(74)
Consumer	(179)	(169)	(166)	(157)	(134)
Residential real estate	(153)	(108)	(237)	(48)	(85)
Total charged-off	(651)	(508)	(707)	(590)	(293)
Net charge-offs	(492)	(304)	(608)	(480)	(270)
Balance at end of year	$5,041	$4,501	$3,980	$3,648	$3,078
Net charge-offs to average loans outstanding	0.15%	0.10%	0.21%	0.18%	0.11%
Allowance for loan losses to year-end loans	1.48%	1.35%	1.31%	1.28%	1.17%

Deposits

The Company’s deposit base is drawn from eight full-service offices in its market area.  The deposit base consists of demand deposits, money management and money market deposit accounts, savings, and time deposits. During 2013, 61% of the Company's average deposit base of $412.4 million consisted of core deposits.  Core deposits, which exclude time deposits, are considered to be more stable and provide the Company with a lower cost source of funds than time deposits.  The Company will continue to emphasize retail core deposits by maintaining its network of full service offices and providing depositors with a full range of deposit product offerings. With the opening of our Syracuse Branch in 2014, we anticipate increasing our deposit gathering capability. In addition, Pathfinder Commercial Bank, our commercial bank subsidiary, seeks business growth by focusing on its local identification and service excellence within the municipal deposit marketplace.

Average deposits increased $24.7 million, or 6.4%, when compared to 2012.  The increase in average deposits primarily related to increases in demand accounts, NOW accounts, money market deposit accounts and savings accounts.  At December 31, 2013, retail deposits, commercial deposits and municipal deposits increased $9.2 million, $8.9 million and $6.6 million, respectively.

At December 31, 2013, time deposits in excess of $100,000 totaled $88.7 million, or 55% of time deposits and 22% of total deposits.  At December 31, 2012, these deposits totaled $85.1 million, or 52% of time deposits and 22% of total deposits.

The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013:

(In thousands)
Remaining Maturity:
Three months or less	$39,555
Three through six months	18,492
Six through twelve months	15,700
Over twelve months	14,980
Total	$88,727

Borrowings

Short-term borrowings are comprised primarily of advances and overnight borrowing at the Federal Home Loan Bank of New York (“FHLBNY”).  At December 31, 2013 and December 31, 2012 there were $24.0 million and $9.0 million, respectively, in short-term borrowings outstanding.

The following table represents information regarding short-term borrowings during 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Maximum outstanding at any month end	$27,860	$14,085	$11,106
Average amount outstanding during the year	14,876	5,781	5,371
Average interest rate during the year	0.40%	0.45%	0.50%

Long-term borrowed funds consist of advances and repurchase agreements from the FHLBNY and junior subordinated debentures associated with our outstanding Trust Preferred Securities.  Long-term borrowed funds, which include the ESOP loan, and junior subordinated debentures, totaled $22.0 million at December 31, 2013 as compared to $31.1 million at December 31, 2012.

Capital

The Company’s shareholders' equity at December 31, 2013, was $42.7 million as compared to $40.7 million at December 31, 2012.  The Company added $2.1 million to retained earnings through net income less dividends declared on common stock.  Accumulated other comprehensive loss worsened by $427,000 due principally to the after tax impact of the decline in unrealized holding gains of the available for sale securities portfolio which occurred as market interest rates increase in 2013 and the September 2013 transfer of available for sale securities to held-to-maturity status which froze the loss in face value on these securities, collectively negatively impacting shareholders’ equity by $2.2 million.  Partially offsetting this decline was the current year decrease in net actuarial loss, after tax, on the Company’s retirement plans of $1.6 million.  This favorable impact was the result of positive earnings performance on the Company’s frozen pension plan assets and higher interest rates causing a reduction in the pension benefit obligation.

Risk-based capital provides the basis for which all banks are evaluated in terms of capital adequacy.  Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to support growth and expansion activities, while maintaining a strong capital position and exceeding regulatory standards.  At December 31, 2013, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.  As a result of the Dodd-Frank Act, the Company’s ability to raise new capital through the use of trust preferred securities may be limited because these securities will no longer be included in Tier 1 capital.  In addition, our ability to generate or originate additional revenue producing assets may be constrained in the future in order to comply with anticipated heightened capital standards required by state and federal regulation. See Note 18 to the consolidated financial statements for further discussion on regulatory capital requirements.

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

The Company's liquidity has been enhanced by its ability to borrow from the FHLBNY, whose competitive advance programs and lines of credit provide the Company with a safe, reliable, and convenient source of funds.  A significant decrease in deposits in the future could result in the Company having to seek other sources of funds for liquidity purposes.  Such sources could include, but are not limited to, additional borrowings, brokered deposits, negotiated time deposits, the sale of "available-for-sale" investment securities, the sale of securitized loans, or the sale of whole loans.  Such actions could result in higher interest expense costs and/or losses on the sale of securities or loans.

For the year ended 2013, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $24.2 million generated principally by increased balances of demand and savings deposits, money market deposit accounts and short-term borrowings.  Additionally, $5.1 million was provided through operating activities.  This was invested in available-for-sale investment securities of $11.1 million, net, and net increase in loan outstandings of $9.1 million.  As a recurring source of liquidity, the Company’s investment securities provided $22.2 million in proceeds from maturities and principal reductions for the year ended 2013.

The Company has a number of existing credit facilities available to it.  Total credit available under the existing lines is approximately $149.8 million.  At December 31, 2013, the Company had $40.0 million outstanding under existing credit facilities.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of December 31, 2013, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  At December 31, 2013, the Company had $41.0 million in outstanding commitments to extend credit and standby letters of credit.  See Note 16 to Notes to Consolidated Financial Statements contained herein.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required of a smaller reporting company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Pathfinder Bancorp, Inc.

- 52

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. In addition, based on our assessment, management has determined that there were no material weaknesses in the Company’s internal controls over financial reporting.

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
March 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pathfinder Bancorp, Inc.
Oswego, New York

We have audited the accompanying consolidated statements of condition of Pathfinder Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pathfinder Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BONADIO & CO., LLP

Bonadio & Co., LLP
Syracuse, New York
March 17, 2014

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,	December 31,
(In thousands, except share and per share data)	2013	2012
ASSETS:
Cash and due from banks	$6,535	$6,435
Interest earning deposits	10,040	2,230
Total cash and cash equivalents	16,575	8,665
Interest earning time deposits	500	2,000
Available-for-sale securities, at fair value	80,959	108,339
Held-to-maturity securities, at amortized cost (fair value of $34,222 and $0, respectively)	34,412	-
Federal Home Loan Bank stock, at cost	2,440	1,929
Loans	341,633	333,748
Less: Allowance for loan losses	5,041	4,501
Loans receivable, net	336,592	329,247
Premises and equipment, net	11,644	10,108
Accrued interest receivable	1,715	1,717
Foreclosed real estate	619	426
Intangible assets, net	187	-
Goodwill	4,367	3,840
Bank owned life insurance	8,268	8,046
Other assets	5,515	3,479
Total assets	$503,793	$477,796

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$361,969	$347,892
Noninterest-bearing	48,171	43,913
Total deposits	410,140	391,805
Short-term borrowings	24,000	9,000
Long-term borrowings	16,853	25,964
Junior subordinated debentures	5,155	5,155
Accrued interest payable	86	140
Other liabilities	4,489	4,985
Total liabilities	460,723	437,049
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares; 2,979,969 and
2,980,469 shares issued and 2,623,182 and 2,618,182 shares outstanding, respectively	30	30
Additional paid in capital	8,226	8,120
Retained earnings	28,788	26,685
Accumulated other comprehensive loss	(1,745)	(1,318)
Unearned ESOP	(826)	(936)
Treasury stock, at cost; 356,787,and 362,287 shares, respectively	(4,761)	(4,834)
Total Pathfinder Bancorp, Inc shareholders' equity	42,712	40,747
Noncontrolling interest	358	-
Total equity	43,070	40,747
Total liabilities and shareholders' equity	$503,793	$477,796

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the year	For the year
	ended	ended
(In thousands, except per share data)	December 31, 2013	December 31, 2012
Interest and dividend income:
Loans, including fees	$16,347	$16,082
Debt securities:
Taxable	1,574	1,762
Tax-exempt	762	728
Dividends	174	165
Interest earning time deposits	19	24
Federal funds sold and interest earning deposits	7	4
Total interest income	18,883	18,765
Interest expense:
Interest on deposits	2,478	2,896
Interest on short-term borrowings	60	26
Interest on long-term borrowings	726	986
Total interest expense	3,264	3,908
Net interest income	15,619	14,857
Provision for loan losses	1,032	825
Net interest income after provision for loan losses	14,587	14,032
Noninterest income:
Service charges on deposit accounts	1,175	1,112
Earnings and gain on bank owned life insurance	224	309
Loan servicing fees	146	211
Net gains on sales and redemptions of investment securities	365	375
Net gains on sales of loans and foreclosed real estate	470	61
Debit card interchange fees	469	426
Other charges, commissions & fees	567	569
Total noninterest income	3,416	3,063
Noninterest expense:
Salaries and employee benefits	8,081	7,496
Building occupancy	1,476	1,427
Data processing	1,444	1,437
Professional and other services	659	654
Amortization of intangible assets	1	-
Advertising	537	453
FDIC assessments	415	311
Audits and exams	219	248
Other expenses	1,919	1,492
Total noninterest expenses	14,751	13,518
Income before income taxes	3,252	3,577
Provision for income taxes	847	929
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	2,405	2,648
Net loss attributable to noncontrolling interest	(1)	-
Net income attributable to Pathfinder Bancorp, Inc.	$2,406	$2,648
Preferred stock dividends	-	449
Net income available to common shareholders	$2,406	$2,199

Earnings per common share - basic	$0.96	$0.88
Earnings per common share - diluted	$0.95	$0.87
Dividends per common share	$0.12	$0.12

The accompanying notes are an integral part of the consolidated financial statement.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended
(In thousands)	December 31, 2013	December 31, 2012

Net Income	$2,405	$2,648
Other Comprehensive Income

Retirement Plans:
Retirement plan net losses recognized in plan expenses	381	395
Gain on plan losses not recognized in plan expenses and pension plan curtailment	2,590	1,025
Net unrealized gains on retirement plans	2,971	1,420

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	(2)	(53)
Reclassification adjustment for interest expense included in net income	62	58
Net unrealized gain on financial derivative	60	5

Unrealized holding (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(2,075)	1,192
Reclassification adjustment for net gains included in net income	(365)	(375)
Net unrealized (losses) gains on securities available-for-sale securities	(2,440)	817

Unrealized loss on securities transferred to held-to-maturity(1)	(1,302)	-

Other comprehensive (loss) income, before tax	(711)	2,242
Tax effect	284	(896)
Other comprehensive (loss) income, net of tax	(427)	1,346
Comprehensive income	$1,978	$3,994
Comprehensive income attributable to noncontrolling interest	$(1)	$-
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$1,979	$3,994

Tax Effect Allocated to Each Component of Other Comprehensive Income
Retirement plan net losses recognized in plan expenses	$(152)	$(158)
Gain on plan losses not recognized in plan expenses and pension plan curtailment	(1,036)	(410)
Change in unrealized holding losses on financial derivative	(1)	21
Reclassification adjustment for interest expense included in net income	(24)	(23)
Unrealized holding (losses) gains arising during the period	830	(476)
Reclassification adjustment for net gains included in net income	146	150
Unrealized loss on securities transferred to held-to-maturity(1)	521	-
Income tax effect related to other comprehensive income	$284	$(896)

(1) The accretion of the unrealized holding losses in accumulated other comprehensive income at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2013 and December 31, 2012

					Accumulated
			Additional		Other Com-			Non
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$-	$40,747

Net income	-	-	-	2,406	-	-	-	-	2,406

Other comprehensive loss, net of tax	-	-	-	-	(427)	-	-	-	(427)

ESOP shares earned (12,500 shares)	-	-	53	-	-	110	-	-	163

Stock based compensation	-	-	81	-	-	-	-	-	81

Stock options exercised	-	-	(28)	-	-	-	73	-	45

Common stock dividends declared ($0.12 per share)	-	-	-	(303)	-	-	-	-	(303)

Change in noncontrolling interest	-	-	-	-	-	-	-	358	358
Balance, December 31, 2013	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Balance, January 1, 2012	$13,000	$30	$8,730	$24,618	$(2,664)	$(1,039)	$(4,834)	$-	$37,841

Net income	-	-	-	2,648	-	-	-	-	2,648

Other comprehensive income, net of tax	-	-	-	-	1,346	-	-	-	1,346

Purchase of CPP Warrants from Treasury	-	-	(706)	169	-	-	-	-	(537)

Preferred stock dividends - SBLF	-	-	-	(449)	-	-	-	-	(449)

ESOP shares earned (11,645 shares)	-	-	11	-	-	103	-	-	114

Stock based compensation	-	-	79	-	-	-	-	-	79

Stock options exercised	-	-	6	-	-	-	-	-	6

Common stock dividends declared ($0.12 per share)	-	-	-	(301)	-	-	-	-	(301)
Balance, December 31, 2012	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$-	$40,747

  The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$2,406	$2,648
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	1,032	825
Deferred income tax expense (benefit)	202	(276)
Proceeds from sales of loans	11,459	212
Originations of loans held-for-sale	(11,016)	(195)
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(27)	(44)
Loans	(443)	(17)
Available-for-sale investment securities	(365)	(375)
Premise and equipment	(6)	-
Depreciation	715	781
Amortization of mortgage servicing rights	10	7
Amortization of deferred loan costs	111	160
Earnings on bank owned life insurance	(222)	(272)
Realized gain on proceeds from bank owned life insurance	(2)	(37)
Net amortization of premiums and discounts on investment securities	722	1,053
Amortization of intangible assets	1	-
Stock based compensation and ESOP expense	243	193
Net change in accrued interest receivable	2	(32)
Pension plan contribution	-	(2,600)
Net change in other assets and liabilities	289	735
Net cash flows from operating activities	5,111	2,766
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(30,036)	(50,662)
Purchase of investment securities held-to-maturity	(10,433)	-
Net purchases of Federal Home Loan Bank stock	(511)	(401)
Proceeds from maturities of interest earning time deposits	1,500	-
Proceeds from maturities and principal reductions of
investment securities available-for-sale	21,831	26,346
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	355	-
Proceeds from sales and redemptions of:
Available-for-sale investment securities	7,151	16,511
Real estate acquired through foreclosure	375	470
Premise and equipment	18	-
Acquisition of controlling interest in Fitzgibbons Agency, net of cash acquired of $18	(356)	-
Proceeds from bank owned life insurance	2	202
Net change in loans	(9,075)	(29,819)
Purchase of premises and equipment	(2,263)	(192)
Net cash flows from investing activities	(21,442)	(37,545)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	21,764	15,700
Net change in time deposits and brokered deposits	(3,429)	9,976
Net change in short-term borrowings	15,000	9,000
Payments on long-term borrowings	(9,111)	(4,110)
Proceeds from long-term borrowings	-	4,000
Purchase of CPP warrants from the US Treasury	-	(537)
Proceeds from exercise of stock options	45	5
Cash dividends paid to preferred shareholder - SBLF	(83)	(507)
Cash dividends paid to common shareholders	(303)	(301)
Change in noncontrolling interest, net	358	-
Net cash flows from financing activities	24,241	33,226
Change in cash and cash equivalents	7,910	(1,553)
Cash and cash equivalents at beginning of period	8,665	10,218
Cash and cash equivalents at end of period	$16,575	$8,665

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012

CASH PAID DURING THE PERIOD FOR:
Interest	$3,318	$3,913
Income taxes	967	403
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	587	357
Transfer of available-for-sale securities to held-to-maturity	32,495	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Pathfinder Bank (the “Bank”). The Bank has four wholly owned operating subsidiaries, Pathfinder Commercial Bank, Pathfinder Risk Management Company, Inc. (“PRMC”), Pathfinder REIT, Inc. and Whispering Oaks Development Corp. All significant inter-company accounts and activity have been eliminated in consolidation.  Although the Company owns, through its subsidiary PRMC, 51% of the membership interest in Fitzgibbons Agency, LLC (“Fitzgibbons”), the Company is required to consolidate 100% of Fitzgibbons within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

The Company has seven offices located in Oswego County and one office in Onondaga County which opened for business in the first quarter of 2012.  The Company plans to open an additional location in downtown Syracuse with a target opening in the 2nd quarter of 2014. The Company is primarily engaged in the business of attracting deposits from the general public in the Company’s market area, and investing such deposits, together with other sources of funds, in loans secured by one-to-four family residential real estate, commercial real estate, business assets and in investment securities.

Pathfinder Bancorp, M.H.C., (the “Holding Company”) a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns approximately 60.4% of the outstanding common stock of the Company.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Management has identified the allowance for loan losses, deferred income taxes, pension obligations, the annual evaluation of the Company’s goodwill for possible impairment and the evaluation of investment securities for other than temporary impairment and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments, and as such, could be the most subject to revision as new information becomes available.

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

Noncontrolling Interest

Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of the Fitzgibbons Agency.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits (with original maturity of three months or less).

Investment Securities

The Company classifies investment securities as either available-for-sale or held-to-maturity.  The Company does not hold any securities considered to be trading.  Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of shareholders’ equity, net of the applicable income tax effect. Held-to-maturity securities are those that the Company has the ability and intent to hold until maturity and are reported at amortized cost.  These securities include those that were transferred from available-for-sale to held-to-maturity in the third quarter of 2013, and more fully explained in Note 4 to the financial statements.

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of cost or fair value.  Fair value is determined in the aggregate.  There were no loans held-for-sale or forward commitments outstanding as of December 31, 2013 and 2012.

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

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans.  The residential mortgage segment consists of one-to-four family first-lien residential mortgages and construction loans.  Commercial loans consist of the following classes: real estate, lines of credit, other commercial and industrial, and municipal loans.  Consumer loans include both home equity lines of credit and loans with junior liens and other consumer loans.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans.  The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results.  Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible.  No portion of the allowance for loan losses is restricted to any individual loan product and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on three major components which are; specific components for larger loans, recent historical losses and several qualitative factors applied to a general pool of loans, and an unallocated component.

The first component is the specific component that relates to loans that are classified as impaired.  For these loans, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

The second or general component covers pools of loans, by loan class, not considered impaired, smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure first based on historical loss rates for each of these categories of loans. The ratio of net charge-offs to loan outstandings within each product class, over the most recent eight quarters, lagged by one quarter, is used to generate the historical loss rates.  In addition, qualitative factors are added to the historical loss rates in arriving at the total allowance for loan loss need for this general pool of loans.  The qualitative factors include changes in national and local economic trends, the rate of growth in the portfolio, trends of delinquencies and nonaccrual balances, changes in loan policy, and changes in lending management experience and related staffing.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  These qualitative factors, applied to each product class, make the evaluation inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

The third or unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio and generally comprises less than 10% of the total allowance for loan loss.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent.  The majority of the Company’s loans utilize the fair value of the underlying collateral.

An allowance for loan loss is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals, less costs to sell.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual residential mortgage loans less than $300,000, home equity and other consumer loans for impairment disclosures, unless such loans are related to borrowers with impaired commercial loans or they are the subject to a troubled debt restructuring agreement for those with a carrying value in excess of $300,000.

Commercial loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally include but are not limited to a temporary reduction in the interest rate or an extension of a loan’s stated maturity date.  Commercial loans classified as troubled debt restructurings with a carrying value in excess of $100,000 are designated as impaired and evaluated as discussed above.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of the collateral, if appropriate, are evaluated not less than annually for commercial loans or when credit deficiencies arise on all loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  See Note 5 for a description of these regulatory classifications.

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

Income Recognition on Impaired and Nonaccrual Loans

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is reversed and charged to interest income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

For nonaccrual loans, when future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is evaluated annually for impairment.  Intangible assets, such as customer relationships, are amortized over their useful lives, generally over 15 years.

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

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.  Compensation costs related to the Employee Stock Ownership Plan are dependent upon the average stock price and the shares committed to be released to plan participants through the period in which income is reported.

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

Segment Reporting

The Company has evaluated the activities relating to its strategic business units.  The controlling interest in the Fitzgibbons Agency is dissimilar in nature and management when compared to the Company’s other strategic business units which are judged to be similar in nature and management.  The Company has determined that the Fitzgibbons Agency is below the reporting threshold in size in accordance with Accounting Standards Codification 280.  Accordingly, the Company has determined it has no reportable segments.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income.

Accumulated other comprehensive (loss) represents the sum of these items, with the exception of net income, as of the balance sheet date and is represented in the table below.

	As of December 31,
Accumulated Other Comprehensive Loss By Component:	2013	2012
Unrealized loss for pension and other postretirement obligations	$(1,637)	$(4,608)
Tax effect	655	1,843
Net unrealized loss for pension and other postretirement obligations	(982)	(2,765)
Unrealized loss on financial derivative instruments used in cash flow hedging relationships	(135)	(195)
Tax effect	54	78
Net unrealized loss on financial derivative instruments used in cash flow hedging relationships	(81)	(117)
Unrealized gains on available-for-sale securities	166	2,606
Tax effect	(67)	(1,042)
Net unrealized gains on available-for-sale securities	99	1,564
Unrealized loss on securities transferred to held-to-maturity	(1,302)	-
Tax effect	521	-
Net unrealized loss on securities transferred to held-to-maturity	(781)	-
Accumulated other comprehensive loss	$(1,745)	$(1,318)

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income as previously reported.

NOTE 2:  NEW ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04 – Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40).  Topic 310-40 provides guidance on situations in which a creditor obtains one or more collateral assets in satisfaction of all or part of the receivable.  That guidance indicates that a creditor should reclassify a collateralized mortgage loan such that the loan should be derecognized and the collateral asset recognized when it determines that there has been in substance a repossession or foreclosure by the creditor, that is, the creditor receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. However, the terms in substance repossession or foreclosure and physical possession are not defined in the accounting literature and there is diversity about when a creditor should derecognize the loan receivable and recognize the real estate property. That diversity has been highlighted by recent extended foreclosure timelines and processes related to residential real estate properties. The amendments in this Update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable and are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

NOTE 3:  EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income to Pathfinder Bancorp, Inc. less the total of preferred dividends declared. Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options using the Treasury Stock method.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share:

	Years Ended
	December 31,
(In thousands, except per share data)	2013	2012
Basic Earnings Per Common Share
Net income available to common shareholders	$2,406	$2,199
Weighted average common shares outstanding	2,517	2,504
Basic earnings per common share	$0.96	$0.88

Diluted Earnings Per Common Share
Net income available to common shareholders	$2,406	$2,199
Weighted average common shares outstanding	2,517	2,504
Effect of assumed exercise of stock options	14	8
Effect of assumed exercise of stock warrants	-	4
Diluted weighted average common shares outstanding	2,531	2,516
Diluted earnings per common share	$0.95	$0.87

NOTE 4: INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,935	$2	$(340)	$16,597
State and political subdivisions	6,429	164	(6)	6,587
Corporate	13,498	198	-	13,696
Residential mortgage-backed - US agency	42,378	496	(732)	42,142
Total	79,240	860	(1,078)	79,022
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	195	-	651
Other mutual funds	183	162	-	345
Common stock - financial services industry	271	22	-	293
Total	1,553	384	-	1,937
Total available-for-sale	$80,793	$1,244	$(1,078)	$80,959

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,872	$-	$(25)	$1,847
State and political subdivisions	21,371	11	(118)	21,264
Corporate	3,746	16	(44)	3,718
Residential mortgage-backed - US agency	7,423	-	(30)	7,393
Total held-to-maturity	$34,412	$27	$(217)	$34,222

	December 31, 2012
		Gross	Gross	Estimated
Available-for-Sale Portfolio	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt investment securities:
US Treasury, agencies and GSEs	$6,175	$16	$(8)	$6,183
State and political subdivisions	26,413	1,065	(7)	27,471
Corporate	22,942	468	(404)	23,006
Residential mortgage-backed - US agency	47,113	1,139	(1)	48,251
Residential mortgage-backed - private label	296	9	-	305
Total	102,939	2,697	(420)	105,216
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,286	5	-	1,291
Large cap equity fund	905	176	-	1,081
Other mutual funds	183	136	-	319
Common stock - financial services industry	420	12	-	432
Total	2,794	329	-	3,123
Total investment securities	$105,733	$3,026	$(420)	$108,339

The Company’s investments in mortgage-backed securities include pass-through securities and collateralized mortgage obligations issued and guaranteed by Fannie Mae, Freddie Mac, and GNMA.  As of December 31, 2013 and December 31, 2012, no private-label mortgage-backed securities or collateralized mortgage obligations were held in the securities portfolio.  The Company’s investments in state and political obligation securities generally are municipal obligations that are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  The obligations issued by school districts are supported by state aid.  Primarily, these investments are issued by municipalities within New York State.

The Company elected to transfer 55 available-for-sale (“AFS”) securities with an aggregate fair value of $32.5 million to a classification of held-to-maturity (“HTM”) on September 30, 2013.  In accordance with FASB ASC 320-10-55-24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer.  The net unrealized holding loss of $799,000, net of tax, at the date of transfer was retained in accumulated other comprehensive loss, with the associated pre-tax amount retained in the carrying value of the HTM securities.  Such amounts will be amortized to interest income over the remaining life of the securities.  The fair value of the transferred AFS securities became the book value of the HTM securities at September 30, 2013, with no unrealized gain or loss at this date.  Future reporting periods, with potential changes in market value for these securities, would likely record an unrealized gain or loss for disclosure purposes.

The amortized cost and estimated fair value of debt investments at December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$6,419	$6,438	$186	$186
Due after one year through five years	25,648	25,835	824	825
Due after five years through ten years	4,634	4,446	12,360	12,302
Due after ten years	161	161	13,619	13,516
Sub-total	36,862	36,880	26,989	26,829
Residential mortgage-backed - US agency	42,378	42,142	7,423	7,393
Totals	$79,240	$79,022	$34,412	$34,222

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, is as follows:

	December 31, 2013
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	14	$(340)	$15,573	-	$-	$-	14	$(340)	$15,573
State and political subdivisions	1	(4)	114	3	(2)	397	4	(6)	511
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	25	(682)	23,442	1	(50)	878	26	(732)	24,320
Totals	40	$(1,026)	$39,129	4	$(52)	$1,275	44	$(1,078)	$40,404
Held-to-Maturity
US Treasury, agencies and GSE's	2	$(25)	$1,847	-	$-	$-	2	$(25)	$1,847
State and political subdivisions	37	(118)	17,814	-	-	-	37	(118)	17,814
Corporate	4	(44)	3,171	-	-	-	4	(44)	3,171
Residential mortgage-backed - US agency	6	(30)	5,526	-	-	-	6	(30)	5,526
Totals	49	$(217)	$28,358	-	$-	$-	49	$(217)	$28,358

	December 31, 2012
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	1	$(8)	$992	-	$-	$-	1	$(8)	$992
State and political subdivisions	8	(7)	2,008	-	-	-	8	(7)	2,008
Corporate	2	(14)	974	2	(390)	1,580	4	(404)	2,554
Residential mortgage-backed - US agency	2	(1)	1,411	-	-	-	2	(1)	1,411
Totals	13	$(30)	$5,385	2	$(390)	$1,580	15	$(420)	$6,965

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of December 31, 2013 represents OTTI.  One individual municipal security is rated below investment grade, yet the current unrealized loss is less than $1,000 and has only been in place for 1 month.  All other related securities are rated A2 or better by Moody’s and have been in unrealized loss positions for 11 months or less, with the exception of 3 municipal securities and 1 mortgage-backed security.  The 3 municipal securities are issuances from school districts located within the bank’s primary market area.  The mortgage-backed security was issued by Fannie Mae.  The unrealized losses in the portfolio are primarily attributable to changes in interest rates.  The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company’s equity securities had a fair value greater than the book value at December 31, 2013.

Gross realized gains (losses) on sales and redemptions of securities for the years ended December 31 are detailed below:

(In thousands)	2013	2012
Realized gains	$370	$397
Realized losses	(5)	(22)
	$365	$375

As of December 31, 2013 and December 31, 2012, securities with a fair value of $58.6 million and $46.0 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $21.6 million and $37.8 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

NOTE 5: LOANS

Major classifications of loans are as follows:

	December 31,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,298	$173,955
Construction	1,982	2,655
Total residential mortgage loans	168,280	176,610

Commercial loans:
Real estate	95,536	82,329
Lines of credit	14,444	13,748
Other commercial and industrial	32,675	31,477
Municipal	5,122	3,588
Total commercial loans	147,777	131,142

Consumer loans:
Home equity and junior liens	21,110	22,073
Other consumer	4,166	3,469
Total consumer loans	25,276	25,542

Total loans	341,333	333,294
Net deferred loan costs	300	454
Less allowance for loan losses	(5,041)	(4,501)
Loans receivable, net	$336,592	$329,247

The Company originates residential mortgage, commercial and consumer loans largely to customers throughout Oswego, Onondaga, Jefferson, and Oneida counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of December 31, 2013 and December 31, 2012, residential mortgage loans with a carrying value of $114.8 million and $58.6 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, nonperforming and potential problem loans.  Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Real estate loans, including residential mortgages, commercial real estate loans and home equity, comprise 84% of the portfolio in 2013, identical to the composition in 2012.  Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

- 75

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

6.
Substandard:  The relationship is inadequately protected by the current net worth and cash flow capacity of the borrower, guarantor/endorser, or of the collateral pledged.  Assets have a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt.  The relationship shows deteriorating trends or other deficient areas.  The loan may be nonperforming and expected to remain so for the foreseeable future.  Relationship balances may be adequately secured by asset value; however a deteriorated financial condition may necessitate collateral liquidation to effect repayment.  A relationship with an unacceptable financial condition requiring excessive attention of the officer due to the nature of the credit risk or lack of borrower cooperation.  All loans on nonaccrual or in a bankruptcy are not graded higher than Substandard.

7.
Doubtful:  The relationship has all the weaknesses inherent in a credit graded 5 with the added characteristic that the weaknesses make collection on the basis of currently existing facts, conditions and value, highly questionable or improbable.  The possibility of some loss is extremely high, however its classification as an anticipated loss is deferred until a more exact determination of the extent of loss is determined.  Loans in this category must be on nonaccrual.

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

- 76

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

The following table presents the segments and classes of the loan portfolio summarized by the aggregate pass rating and the criticized and classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system:

	As of December 31, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,013	$1,649	$4,622	$14	$166,298
Construction	1,982	-	-	-	1,982
Total residential mortgage loans	161,995	1,649	4,622	14	168,280
Commercial loans:
Real estate	90,162	918	4,456	-	95,536
Lines of credit	12,941	560	943	-	14,444
Other commercial and industrial	31,159	468	899	149	32,675
Municipal	5,122	-	-	-	5,122
Total commercial loans	139,384	1,946	6,298	149	147,777
Consumer loans:
Home equity and junior liens	19,567	487	976	80	21,110
Other consumer	4,040	30	74	22	4,166
Total consumer loans	23,607	517	1,050	102	25,276
Total loans	$324,986	$4,112	$11,970	$265	$341,333

	As of December 31, 2012
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$166,801	$1,323	$5,831	$-	$173,955
Construction	2,655	-	-	-	2,655
Total residential mortgage loans	169,456	1,323	5,831	-	176,610
Commercial loans:
Real estate	76,719	1,685	3,925	-	82,329
Lines of credit	12,026	-	1,647	75	13,748
Other commercial and industrial	29,705	237	1,500	35	31,477
Municipal	3,588	-	-	-	3,588
Total commercial loans	122,038	1,922	7,072	110	131,142
Consumer loans:
Home equity and junior liens	20,078	145	1,801	49	22,073
Other consumer	3,199	133	111	26	3,469
Total consumer loans	23,277	278	1,912	75	25,542
Total loans	$314,771	$3,523	$14,815	$185	$333,294

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received within thirty days of the payment due date.

An age analysis of past due loans, exclusive of deferred costs, segregated by class of loans were as follows:

	As of December 31, 2013

	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,213	$1,472	$2,194	$5,879	$160,419	$166,298
Construction	-	-	-	-	1,982	1,982
Total residential mortgage loans	2,213	1,472	2,194	5,879	162,401	168,280
Commercial loans:
Real estate	1,407	1,901	1,934	5,242	90,294	95,536
Lines of credit	341	113	381	835	13,609	14,444
Other commercial and industrial	2,045	1,289	394	3,728	28,947	32,675
Municipal	-	-	-	-	5,122	5,122
Total commercial loans	3,793	3,303	2,709	9,805	137,972	147,777
Consumer loans:
Home equity and junior liens	954	281	402	1,637	19,473	21,110
Other consumer	46	51	45	142	4,024	4,166
Total consumer loans	1,000	332	447	1,779	23,497	25,276
Total loans	$7,006	$5,107	$5,350	$17,463	$323,870	$341,333

	As of December 31, 2012
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,698	$1,161	$2,046	$5,905	$168,050	$173,955
Construction	-	-	-	-	2,655	2,655
Total residential mortgage loans	2,698	1,161	2,046	5,905	170,705	176,610
Commercial loans:
Real estate	1,706	1,833	1,794	5,333	76,996	82,329
Lines of credit	496	153	334	983	12,765	13,748
Other commercial and industrial	1,279	85	598	1,962	29,515	31,477
Municipal	-	-	-	-	3,588	3,588
Total commercial loans	3,481	2,071	2,726	8,278	122,864	131,142
Consumer loans:
Home equity and junior liens	207	405	730	1,342	20,731	22,073
Other consumer	26	42	46	114	3,355	3,469
Total consumer loans	233	447	776	1,456	24,086	25,542
Total loans	$6,412	$3,679	$5,548	$15,639	$317,655	$333,294

Year-end nonaccrual loans, segregated by class of loan, were as follows:

	December 31,	December 31,
(In thousands)	2013	2012
Residential mortgage loans:
1-4 family first-lien residential mortgages	$ 2,194	$ 2,046
	2,194	2,046
Commercial loans:
Real estate	1,934	1,794
Lines of credit	381	334
Other commercial and industrial	394	598
	2,709	2,726
Consumer loans:
Home equity and junior liens	402	730
Other consumer	45	46
	447	776
Total nonaccrual loans	$ 5,350	$ 5,548

There were no loans past due ninety days or more and still accruing interest at December 31, 2013 or 2012.

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

The Company has determined that there was a new TDR with a recorded investment of $404,000 in the year ended December 31, 2013.

•
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

The Company has determined that there were $1.1 million of recorded investment in new TDRs in the year ended December 31, 2012.  The following highlights the qualitative and quantitative information by loan class.

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

- 79

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

The sole TDR executed in 2013 indicated above was not in payment default at any time during 2013.

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

Impaired Loans

The following table summarizes impaired loans information by portfolio class:

	December 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$550	$550	$-	$844	$844	$-
Commercial real estate	1,496	1,499	-	1,554	1,571	-
Commercial lines of credit	196	196	-	358	370	-
Other commercial and industrial	266	266	-	657	801	-
Home equity and junior liens	294	294	-	380	380	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	402	402	59	1,307	1,307	215
Commercial real estate	2,045	2,054	649	1,182	1,182	401
Commercial lines of credit	185	200	135	-	-	-
Other commercial and industrial	139	139	107	225	230	207
Home equity and junior liens	165	165	84	155	155	95
Other consumer	2	2	2	5	5	5
Total:
1-4 family first-lien residential mortgages	952	952	59	2,151	2,151	215
Commercial real estate	3,541	3,553	649	2,736	2,753	401
Commercial lines of credit	381	396	135	358	370	-
Other commercial and industrial	405	405	107	882	1,031	207
Home equity and junior liens	459	459	84	535	535	95
Other consumer	2	2	2	5	5	5
Totals	$5,740	$5,767	$1,036	$6,667	$6,845	$923

The following table presents the average recorded investment in impaired loans for the years ended December 31:

(In thousands)	2013	2012
1-4 family first-lien residential mortgages	$1,407	$1,682
Commercial real estate	3,605	2,506
Commercial lines of credit	406	417
Other commercial and industrial	694	718
Home equity and junior liens	512	488
Other consumer	3	3
Total	$6,627	$5,814

The following table presents the interest income recognized on impaired loans for the years ended December 31:

(In thousands)	2013	2012
1-4 family first-lien residential mortgages	$ 26	$ 108
Commercial real estate	176	71
Commercial lines of credit	15	14
Other commercial and industrial	32	29
Home equity and junior liens	28	10
Other consumer	-	1
Total	$ 277	$ 233

- 83

NOTE 6: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 and information pertaining to the allocation of the allowance for loan losses and balances of the allowance for loan losses and loans receivable based on individual and collective impairment evaluation by loan portfolio class at the indicated dates are summarized in the tables below.  An allocation of a portion of the allowance to a given portfolio class does not limit the Company’s ability to absorb losses in another portfolio class.

	December 31, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(153)	-	(46)	(124)	(149)
Recoveries	47	-	19	22	-
Provisions	(56)	-	581	59	233
Ending balance	$649	$-	$2,302	$397	$834
Ending balance: related to loans
individually evaluated for impairment	$59	$-	$649	$135	$107
Ending balance: related to loans
collectively evaluated for impairment	$590	$-	$1,653	$262	$727

Loans receivables:
Ending balance	$166,298	$1,982	$95,536	$14,444	$32,675
Ending balance: individually
evaluated for impairment	$952	$-	$3,541	$381	$405
Ending balance: collectively
evaluated for impairment	$165,346	$1,982	$91,995	$14,063	$32,269

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(98)	-	(651)
Recoveries	-	19	52	-	159
Provisions	-	1	14	200	1,032
Ending balance	$2	$433	$136	$288	$5,041
Ending balance: related to loans
individually evaluated for impairment	$-	$84	$2	$-	$1,036
Ending balance: related to loans
collectively evaluated for impairment	$2	$349	$134	$288	$4,005

Loans receivables:
Ending balance	$5,122	$21,110	$4,166		$341,333
Ending balance: individually
evaluated for impairment	$-	$459	$2		$5,740
Ending balance: collectively
evaluated for impairment	$5,122	$20,651	$4,164		$335,592

	December 31, 2012
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$664	$-	$1,346	$463	$649
Charge-offs	(108)	-	(142)	-	(89)
Recoveries	75	-	14	50	-
Provisions	180	-	530	(73)	190
Ending balance	$811	$-	$1,748	$440	$750
Ending balance: related to loans
individually evaluated for impairment	$215	$-	$401	$-	$207
Ending balance: related to loans
collectively evaluated for impairment	$596	$-	$1,347	$440	$543

Loans receivables:
Ending balance	$173,955	$2,655	$82,329	$13,748	$31,477
Ending balance: individually
evaluated for impairment	$2,151	$-	$2,736	$358	$882
Ending balance: collectively
evaluated for impairment	$171,804	$2,655	$79,593	$13,390	$30,595

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$501	$162	$193	$3,980
Charge-offs	-	(8)	(161)	-	(508)
Recoveries	-	6	59	-	204
Provisions	-	(5)	108	(105)	825
Ending balance	$2	$494	$168	$88	$4,501
Ending balance: related to loans
individually evaluated for impairment	$-	$95	$5	$-	$923
Ending balance: related to loans
collectively evaluated for impairment	$2	$399	$163	$88	$3,578

Loans receivables:
Ending balance	$3,588	$22,073	$3,469		$333,294
Ending balance: individually
evaluated for impairment	$-	$535	$5		$6,667
Ending balance: collectively
evaluated for impairment	$3,588	$21,538	$3,464		$326,627

NOTE 7: SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of condition.  The unpaid principal balances of mortgage and other loans serviced for others were $28,597,000 and $24,775,000 at December 31, 2013 and 2012, respectively.  The balance of capitalized servicing rights included in other assets at December 31, 2013 and 2012, was $80,000 and $2,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

(In thousands)	2013	2012
Mortgage servicing rights capitalized	$88	$2
Mortgage servicing rights amortized	$10	$7

NOTE 8: PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, is as follows:

(In thousands)	2013	2012
Land	$1,794	$1,544
Buildings	9,711	10,056
Furniture, fixtures and equipment	9,827	9,051
Construction in progress	1,718	186
	23,050	20,837
Less: Accumulated depreciation	11,406	10,729
	$11,644	$10,108

The $1.5 million increase in Construction in progress relates principally to the Bank’s purchase of three properties in the amount of $1.4 million from the Mutual Holding Company in December 2013.  Depreciation of these properties will begin in 2014 in accordance with the Bank’s fixed asset policy.

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is evaluated annually for impairment or between annual evaluations in certain circumstances. Management performs an annual assessment of the Company’s goodwill to determine whether or not any impairment of the carrying value may exist. The Company is permitted to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than the carrying value.  For purposes of this assessment, management considers the Company and its subsidiaries as a whole to be the reporting unit. Based on the results of the assessment, management has determined that the carrying value of goodwill in the amount of $4.4 million is not impaired as of December 31, 2013.

Of the total amount of the goodwill carried in the Company’s books as of December 31, 2013, $3.8 million of this amount is due to prior periods’ acquisitions of branches and $526,000 is due to the acquisition of the Fitzgibbons Agency.  The latter is more fully disclosed in Note 23 to the Notes to Consolidated Financial Statements contained herein.

The identifiable intangible asset of $187,000 as of December 31, 2013 is due to the acquisition of the Fitzgibbons Agency and represents the customer list intangible. This amount differs from the $188,000 recorded at the time of acquisition on December 1, 2013 due to amortization of $1,000 taken during December 2013.  The future weighted amortization of this intangible asset is 7.5 years.

The gross carrying amount and accumulated amortization for this identifiable intangible asset are as follows:

	December 31,
(In thousands)	2013	2012

Gross carrying amount	$ 188	$ -
Accumulated amortization	(1)	-
Net amortizing intangibles	$ 187	$ -

The estimated amortization expense for each of the five succeeding years ended December 31, is as follows:

(In thousands)
2014	$13
2015	13
2016	13
2017	13
2018	13
Thereafter	$122

NOTE 10: DEPOSITS

A summary of deposits at December 31, is as follows:

(In thousands)	2013	2012
Savings accounts	$68,924	$63,501
Time accounts	71,165	78,176
Time accounts of $100,000 or more	88,727	85,145
Money management accounts	13,337	14,441
MMDA accounts	83,867	73,519
Demand deposit interest-bearing	32,281	29,693
Demand deposit noninterest-bearing	48,171	43,913
Mortgage escrow funds	3,668	3,417
Total Deposits	$410,140	$391,805

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(In thousands)
Year of Maturity:
2014	$118,732
2015	18,857
2016	4,981
2017	7,603
2018	3,521
Thereafter	6,198
Total	$159,892

NOTE 11: BORROWED FUNDS

The composition of borrowings (excluding junior subordinated debentures) at December 31 is as follows:

(In thousands)	2013	2012
Short-term:
FHLB Advances	$24,000	$9,000
Long-term:
FHLB advances	$16,000	$20,000
ESOP loan payable	853	964
Citigroup Repurchase agreements	-	5,000
Total long-term borrowings	$16,853	$25,964

Terms of the ESOP loan payable, which is based on a variable rate, are detailed in Note 14.

The principal balances, interest rates and maturities of the remaining borrowings, all of which are at a fixed rate, at December 31, 2013 are as follows:

Term	Principal	Rates
(Dollars in thousands)
Advances with FHLB
due within 1 year	5,000	2.85% - 3.07%
due within 2 years	2,000	2.79%
due within 3 years	3,000	2.12%
due within 4 years	4,000	1.36% - 2.56%
due within 10 years	2,000	2.55%
Total advances with FHLB	$16,000
Total long-term fixed rate borrowings	$16,000

At December 31, 2013, scheduled repayments of long-term debt are as follows (in thousands):

2014	$5,110
2015	2,110
2016	3,110
2017	4,110
2018	110
Thereafter	2,303
$16,853

The Company has access to Federal Home Loan Bank advances, under which it can borrow at various terms and interest rates.  Residential mortgage loans with a carrying value of $114.8 million and FHLB stock with a carrying value of $2.4 million have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings at December 31, 2013.  The total outstanding indebtedness under borrowing facilities with the FHLB cannot exceed the total value of the assets pledged under the blanket collateral agreement.  The Company has a $21.6 million line of credit available at December 31, 2013 with the Federal Reserve Bank of New York through its Discount Window and has pledged various corporate and municipal securities against the line. The Company has $13.4 million in lines of credit available with three other correspondent banks. $6.4 million of that line of credit is available on an unsecured basis and the remaining $7.0 million must be collateralized with marketable investment securities. Interest on the lines is determined at the time of borrowing.

The Company has a non-consolidated subsidiary trust, Pathfinder Statutory Trust II, of which the Company owns 100% of the common equity.  The Trust issued $5,000,000 of 30 year floating rate Company-obligated pooled capital securities of Pathfinder Statutory Trust II.  The Company borrowed the proceeds of the capital securities from its subsidiary by issuing floating rate junior subordinated deferrable interest debentures having substantially similar terms.  The capital securities mature in 2037 and are treated as Tier 1 capital by the Federal Deposit Insurance Corporation and the Federal Reserve Board (“FRB”).  The capital securities of the trust are a pooled trust preferred fund of Preferred Term Securities VI, Ltd. and are tied to the 3-month LIBOR (25 basis points) plus 1.65% for a total of 1.90% at December 31, 2013 with a five-year call provision.  The Company guarantees all of these securities.

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

The following tables set forth the changes in the plans’ benefit obligations, fair value of plan assets and the plans’ funded status as of December 31:

	Pension Benefits		Postretirement Benefits
(In thousands)	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligations at beginning of year	$9,465	$10,167	$450	$401
Service cost	-	166	-	-
Interest cost	379	397	18	17
Actuarial (gain) loss	(1,277)	863	(28)	68
Curtailment gain	-	(1,919)	-	-
Benefits paid	(234)	(209)	(38)	(36)
Benefit obligations at end of year	8,333	9,465	402	450
Change in plan assets:
Fair value of plan assets at beginning of year	10,786	7,549	-	-
Actual return on plan assets	2,139	846	-	-
Benefits paid	(234)	(209)	(38)	(36)
Employer contributions	-	2,600	38	36
Fair value of plan assets at end of year	12,691	10,786	-	-
Funded Status - asset (liability)	$4,358	$1,321	$(402)	$(450)

Amounts recognized in accumulated other comprehensive loss as of December 31 are as follows:

	Pension Benefits		Postretirement Benefits
(In thousands)	2013	2012	2013	2012
Net loss, net of curtailment gain	$1,543	$4,466	$94	$142
Tax Effect	617	1,786	38	57
	$926	$2,680	$56	$85

Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The accumulated benefit obligation for the defined benefit pension plan was $8,333,000 and $9,465,000 at December 31, 2013 and 2012, respectively.  The postretirement plan had an accumulated benefit obligation of $402,000 and $450,000 at December 31, 2013 and 2012, respectively.

The significant assumptions used in determining the benefit obligations as of December 31, are as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Weighted average discount rate	4.95%	4.05%	4.95%	4.05%
Rate of increase in future compensation levels	-	-	-	-

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan.   The annual rates of increase in the per capita cost of covered medical and prescription drug benefits for future years were assumed to be 7.0% for 2014, gradually decreasing to 5.00% in 2018 and remain at that level thereafter.

The composition of the net periodic benefit plan cost for the years ended December 31 is as follows:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
(In thousands)
Service cost	$-	$166	$-	$-
Interest cost	379	397	18	17
Expected return on plan assets	(854)	(809)	-	-
Amortization of transition obligation	-	-	-	2
Amortization of net losses	361	381	20	13
Net periodic benefit plan (benefit) cost	$(114)	$135	$38	$32

The significant assumptions used in determining the net periodic benefit plan cost for years ended December 31, were as follows:
	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Weighted average discount rate	4.05%	4.40%	4.05%	4.40%
Expected long term rate of return on plan assets	8.00%	8.00%	-	-
Rate of increase in future compensation levels	-	-	-	-

The long term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes.  Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5.0%-9.0% and 2.0%-6.0%, respectively.  The long-term inflation rate was estimated to be 3.0%.  When these overall return expectations are applied to the plan’s target allocation, the expected rate of return was determined to be in the range of 7.0% to 11.0%.  Management has chosen to use a 7.5% expected long-term rate of return to reflect current economic conditions and expected returns.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit plan cost during 2014 is $30,000.  The estimated amortization of the unrecognized transition obligation and actuarial loss for the post retirement health plan in 2014 is $13,000.  The expected net periodic benefit plan cost for 2014 is estimated at a $474,000 negative expense for both retirement plans.

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

In addition, significant consideration is paid to the plan’s funding levels when determining the overall asset allocation.  If the plan is considered to be well-funded, approximately 65% of the plan’s assets are allocated to equities and approximately 35% allocated to fixed-income.  Asset rebalancing normally occurs when the equity and fixed-income allocations vary by more than 10% from their respective targets (i.e., a 10% policy range guideline).

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

Pension plan assets measured at fair value are summarized below:

	At December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Asset Category:
Mutual funds - equity
Large-cap value (a)	$1,372	$-	$-	$1,372
Small-cap core (b)	1,801	-	-	1,801
Large-cap Growth (c)	2,068	-	-	2,068
International Core (d)	1,447	-	-	1,447
Common/collective trusts - equity
Large-cap core (e)	-	1,533	-	1,533
Large-cap value (f)	-	771	-	771
Common/collective trusts - fixed income
Market duration fixed (g)	-	1,226	-	1,226
Mutual Funds-Fixed Income
Intermediate duration (h)	2,473	-	-	2,473
Company common stock	-	-	-	-
Cash Equivalents-Money market	-	-	-	-
Total	$9,161	$3,530	$-	$12,691
(a)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around Russell 1000 index. The portfolio holds approximately 150 stocks.
(b)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 index. The portfolio will typically hold more than 300 stocks.
(c)
This category consists of a pair of mutual funds, one that seeks fast growing large-cap companies with sustainable franchises and positive price momentum, the other invests primarily in large cap growth companies based in the US.

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
(h)
This category consists of two funds, one containing a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset backed securities, corporate and municipal bonds, CMOs, and other securities rated   Baa or better.  The second fund emphasizes a more globally diversified portfolio of higher-quality, intermediate-term bonds.

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

For the fiscal year ending December 31, 2014, the Bank expects to contribute approximately $36,000 to the postretirement plan.  In January 2012, the Bank made a contribution of $2.6 million to the pension plan in response to the unfunded pension liability of $2.6 million recorded at December 31, 2011. No additional contributions were made in 2013.  The Company may consider an additional contribution in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from both retirement plans:

	Pension	Postretirement
(In thousands)	Benefits	Benefits	Total
Years ending December 31:
2014	$254	$36	$290
2015	260	36	296
2016	264	36	300
2017	282	37	319
2018	291	36	327
Years 2019 - 2023	1,708	158	1,866

The Company also offers a 401(k) plan to its employees.  Contributions to this plan by the Company were $228,000 and $208,000 for 2013 and 2012, respectively.In addition, the Company made a $173,000 safe harbor contribution to the plan in 2013.

The Company maintains optional deferred compensation plans for its directors and certain executive officers, whereby fees and income normally received are deferred and paid by the Company based upon a payment schedule commencing at age 65 and continuing monthly for 10 years. Directors must serve on the board for a minimum of 5 years to be eligible for the Plan. At December 31, 2013 and 2012, other liabilities include approximately $1,990,000 and $1,979,000, respectively, relating to deferred compensation. Deferred compensation expense for the years ended December 31, 2013 and 2012 amounted to approximately $208,000 and $217,000, respectively.

The Company has a supplemental executive retirement plan (“SERP”) for the benefit of a retired Chief Executive Officer at December 31, 2013.  A SERP was in place for the benefit of the present Chief Executive Officer at December 31, 2012 but was terminated on December 31, 2012 with the proceeds of the trust distributed on that date.  At December 31, 2013 and 2012, other liabilities included approximately $125,000 and $173,000, respectively, accrued under this plan related only to the retired CEO.  Compensation expense includes approximately $12,000 relating to the supplemental executive retirement plan for the year ended December 31, 2013 and $16,000 for the year ended December 31, 2012.

To assist in the funding of the Company’s benefits under the supplemental executive retirement plan, the Company is the owner of single premium life insurance policies on selected participants.  At December 31, 2013 and 2012, the cash surrender values of these policies were $8,268,000 and $8,046,000, respectively.

The Bank adopted a Supplemental Executive Retirement Plan (the “SERP”), effective January 1, 2014.  The SERP benefits certain key senior executives of the Bank who are selected by the Board to participate, including our Named Executive Officers.  The SERP is intended to provide a benefit from the Bank upon retirement, death, disability or voluntary or involuntary termination of service (other than “for cause”), subject to the requirements of Section 409A of the Internal Revenue Code.  Accordingly, the SERP obligates the Bank to make a contribution to each executive’s account on the last business day of each calendar year.  In addition, the Bank, may, but is not required to, make additional discretionary contributions to the executive’s accounts from time to time.  All executives currently participating in the plan, including the Named Executive Officers, are fully vested in the Bank’s contribution to the plan.  In the event the executive is terminated involuntarily or resigns for good reason within 24 months following a change in control, the Bank is required to make additional annual contributions the lesser of:  (1) three years or (2) the number of years remaining until the executive’s benefit age, subject to potential reduction to avoid an excess parachute payment under Code Section 280G.  In the event of the executive’s death, disability or termination within 24 months after a change in control, the executive’s account will be paid in a lump sum to the executive or his beneficiary, as applicable.  In the event executive is entitled to a benefit from the SERP due to retirement or other termination of employment, the benefit will be paid either in a lump sum or in 10 annual installments as detailed in his or her participant agreement.

NOTE 13:  STOCK BASED COMPENSATION PLANS

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

In July 2013, the Board of Directors of the Company approved the grant of 10,000 stock option awards in total to two newly elected Directors of the Company.  The awards will vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or July 2023.  The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 2.0%; volatility factors of the expected market price of the Company's common stock of .45; weighted average expected lives of the options of 7.0 years: cash dividend yield of 1.0%. Based upon these assumptions, the weighted average fair value of options granted was $6.08.

The compensation expense of the awards is based on the fair value of the instruments on the date of grant.  The Company recorded compensation expense in the amount of $80,000 and $81,000 in 2013 and 2012, respectively, and is expected to record $84,000 in each of the years 2014 through 2015, and $46,000, $12,000, and $7,000 in the years 2016 through 2018.

At December 31, 2013, there were 105,000 options outstanding, of which 38,000 were exercisable at an exercise price of $9.00, and an average remaining contractual life of 7.5 years.  Expiring options in 2013 were the result of Director attrition.

Activity in the stock option plans is as follows:

		Weighted
	Options	Average	Shares
(Shares in thousands)	Outstanding	Exercise Price	Exercisable
Outstanding at December 31, 2011	120	$9.00	-
Granted	-	$-	-
Newly Vested	-	9.00	23
Exercised	(1)	9.00	(1)
Expired	(13)	9.00	-
Outstanding at December 31, 2012	106	$9.00	22
Granted	10	$13.88	-
Newly Vested	-	9.00	21
Exercised	(5)	9.00	(5)
Expired	(6)	9.00	-
Outstanding at December 31, 2013	105	$9.00	38

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options prior to the expiration date.  The intrinsic value can change based on fluctuations in the market value of the Company’s stock.  At December 31, 2013, the intrinsic value of the stock options was $430,000.  At December 31, 2012, the intrinsic value of the stock options was $138,000.

NOTE 14:  EMPLOYEE STOCK OWNERSHIP PLAN

The Company established the Pathfinder Bank Employee Stock Ownership Plan (“Plan”) to purchase stock of the Company for the benefit of its employees.  In July 2011, the Plan received a $1.1 million loan from Community Bank, N.A., guaranteed by the Company, to fund the Plan’s purchase of 125,000 shares of the Company’s treasury stock.  The loan is being repaid in equal quarterly installments of principal plus interest over ten years beginning October 1, 2011.  Interest accrues at the Wall Street Journal Prime Rate plus 1.00%, and is secured by the unallocated shares of the ESOP stock.  In accordance with the payment of principal on the loan, a proportionate number of shares are allocated to the employees over the ten year time horizon of the loan.  Participants’ vesting interest in the shares of Company stock is at the rate of 20% per year.  The Company recorded $175,000 and $127,000 in compensation expense in 2013 and 2012, respectively, including $12,000 and $13,000 for dividends on unallocated shares in these same time periods.  At December 31, 2013, there were 93,750 unearned ESOP shares with a fair value of $1.3 million.

NOTE 15: INCOME TAXES

The provision for income taxes for the years ended December 31, is as follows:

(In thousands)	2013	2012
Current	$645	$1,205
Deferred	202	(276)
	$847	$929

The provision for income taxes includes the following:

(In thousands)	2013	2012
Federal Income Tax	$721	$873
New York State Franchise Tax	126	56
	$847	$929

The components of the net deferred tax (liability) asset, included in other assets or other liabilities as of December 31, are as follows:

(In thousands)	2013	2012
Assets:
Deferred compensation	$818	$833
Allowance for loan losses	1,950	1,741
Postretirement benefits	155	174
Mortgage recording tax credit carryforward	151	206
Impairment losses on investment securities	183	337
Capital loss carryforward	339	293
Held-to-maturity securities	504	-
Other	188	284
Total	4,288	3,868
Liabilities:
Pension asset	(1,686)	(511)
Depreciation	(783)	(703)
Accretion	(159)	(52)
Loan origination fees	(105)	(176)
Intangible assets	(1,486)	(1,486)
Investment securities and financial derivative	(64)	(1,008)
Prepaid expenses	(52)	(52)
Total	(4,335)	(3,988)
	(47)	(120)
Less: deferred tax asset valuation allowance	(458)	(458)
Net deferred tax liability	$(505)	$(578)

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the years ended December 31, is as follows:

	2013	2012
Federal statutory income tax rate	34.0%	34.0%
State tax, net of federal benefit	2.6	1.0
Tax-exempt interest income	(8.5)	(7.3)
Increase in value of bank owned life insurance less premiums paid	(2.1)	(2.3)
Gain on proceeds from bank owned life insurance	-	(0.4)
Other	-	1.0
Effective income tax rate	26.0%	26.0%

At December 31, 2013 and 2012, the Company did not have any uncertain tax positions.  The Company’s policy is to recognize interest and penalties, if any, in income tax expense in the Consolidated Statements of Income.  The tax years subject to examination by the Federal and New York State taxing authorities are the years ended December 31, 2010 through 2012.

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(In thousands)	2013	2012
Commitments to grant loans	$16,008	$25,145
Unfunded commitments under lines of credit	20,429	19,017
Standby letters of credit	4,563	1,481

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitment amounts are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held varies but may include residential real estate and income-producing commercial properties.  Loan commitments outstanding at December 31, 2013 with fixed interest rates amounted to approximately $2.6 million. Loan commitments, including unused lines of credit and standby letters of credit, outstanding at December 31, 2013 with variable interest rates amounted to approximately $38.4 million.  These outstanding loan commitments carry current market rates.

Unfunded commitments under standby letters of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

The Company leases land and leasehold improvements under agreements that expire in various years with renewal options over the next 30 years.  Rental expense, included in building occupancy expense, amounted to $83,000 for 2013 and $65,000 for 2012.

Approximate minimum rental commitments for non-cancelable operating leases are as follows:

Years Ending December 31:
(In thousands)
2014	$98
2015	91
2016	91
2017	91
2018	58
Total minimum lease payments	$429

Included in the above table of minimum rental commitments is the lease on the new Syracuse branch which is targeted for opening in the second quarter of 2014.  The Company is expecting to pay $58,000 on an annual basis with $43,000 included in 2014.

NOTE 17: DIVIDENDS AND RESTRICTIONS

The Board of Directors of Pathfinder Bancorp, M.H.C., determines whether the Holding Company will waive or receive dividends declared by the Company, subject to regulatory approval, each time the Company declares a dividend, which is expected to be on a quarterly basis. The Holding Company may elect to receive dividends and utilize such funds to pay expenses or for other allowable purposes. The FRB has indicated that (i) the Holding Company shall provide the FRB annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend and the FRB shall have the authority to approve or deny any dividend waiver request; (ii) if a waiver is granted, dividends waived by the Holding Company will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders.  During 2013 and 2012, the Company paid or accrued dividends totaling $190,000 to the Holding Company in each of these two years. The Holding Company did not waive the right to receive its portion of the cash dividends declared during 2013 or 2012.

The Company's ability to pay dividends to its shareholders is largely dependent on the Bank's ability to pay dividends to the Company.  In addition to state law requirements and the capital requirements discussed in Note 18, federal statutes, regulations and policies limit the circumstances under which the Bank may pay dividends.  The amount of retained earnings legally available under these regulations approximated $6,833,000 as of December 31, 2013.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  The Company is prohibited from accepting or directing the Bank to declare or pay a dividend or other capital distributions without prior written approval of the Federal Reserve.

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

As of December 31, 2013, the Bank’s most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized”, under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized”, the Bank must maintain total risk based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Core Capital (to Risk-Weighted Assets)	$47,862	14.1%	$27,106	8.0%	$33,883	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$43,454	12.8%	$13,553	4.0%	$20,330	6.0%
Tier 1 Capital (to Assets)	$43,454	8.7%	$19,928	4.0%	$24,910	5.0%
As of December 31, 2012:
Total Core Capital (to Risk-Weighted Assets)	$45,763	14.2%	$25,808	8.0%	$32,259	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,574	12.9%	$12,904	4.0%	$19,356	6.0%
Tier 1 Capital (to Assets)	$41,574	8.8%	$18,831	4.0%	$23,539	5.0%

On September 11, 2009, the Company entered into the Purchase Agreement with the United States Department of the Treasury, as part of the Capital Purchase Program (“CPP”) pursuant to which the Company issued and sold to Treasury: (i) 6,771 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation amount per share equal to $1,000, for a total price of $6,771,000; and (ii) a Warrant to purchase 154,354 shares of the Company’s common stock, par value $0.01 per share, at an exercise price per share of $6.58.  The Company contributed to the Bank, its subsidiary, $5,500,000 or 81.23% of the proceeds of the sale of the Series A Preferred Stock.

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

Accordingly, the Company is no longer subject to restrictions of the CPP program.  The SBLF program does have its own requirements, which are summarized below:

The Series B Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 4.2% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” (as defined in the Securities Purchase Agreement) by the Company’s wholly owned subsidiary, the Bank.  The dividend rate for future dividend periods will be set based upon the “Percentage Change in Qualified Lending” (as defined in the Securities Purchase Agreement) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.   If the Series B Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.   The Company’s dividend rate as of the date of this report is 1.0%. Updated lending information provided to the US Treasury in early 2013 resulted in a credit against the dividend rate for 2013.  Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series B Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series B Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At December 31, 2013, the Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6% and a total risk-based capital ratio exceeding 10%.

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2013 and 2012, these reserve balances amounted to $1,680,000 and $2,811,000, respectively, and are included in Cash and due from banks in the statement of condition.

NOTE 19: INTEREST RATE DERIVATIVE

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  See Note 20 for further discussion of the fair value of the interest rate derivative.

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

The following table summarizes the fair value of outstanding derivatives and their presentation on the statements of condition as of December 31:

(In thousands)		2013	2012
Cash flow hedge:
	Other liabilities	$135	$195

The change in accumulated other comprehensive loss, on a pretax basis, and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the year ended December 31 were as follows:

(In thousands)	2013	2012
Balance as of January 1:	$(195)	$(200)
Amount of losses recognized in other comprehensive income	(2)	(53)
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	62	58
Balance as of December 31:	$(135)	$(195)

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

The following tables summarize assets measured at fair value on a recurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,597	$-	$16,597
State and political subdivisions	-	6,587	-	6,587
Corporate	-	13,696	-	13,696
Residential mortgage-backed - US agency	-	42,142	-	42,142
Residential mortgage-backed - private label	-	-	-	-
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	651	-	-	651
Other mutual funds	-	345	-	345
Common stock - financial services industry	42	251	-	293
Total available-for-sale securities	$1,341	$79,618	$-	$80,959

Interest rate swap derivative	$-	$(135)	$-	$(135)

	2012
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$6,183	$-	$6,183
State and political subdivisions	-	27,471	-	27,471
Corporate	-	23,006	-	23,006
Residential mortgage-backed - US agency	-	48,251	-	48,251
Residential mortgage-backed - private label	-	305	-	305
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	1,291	-	-	1,291
Large cap equity fund	1,081	-	-	1,081
Other mutual funds	-	319	-	319
Common stock - financial services industry	33	399	-	432
Total available-for-sale securities	$2,405	$105,934	$-	$108,339

Interest rate swap derivative	$-	$(195)	$-	$(195)

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

The following tables summarize assets measured at fair value on a nonrecurring basis as of December 31, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

2013
Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$ -	$ -	$ 258	$ 258
Foreclosed real estate	$ -	$ -	$ 69	$ 69

2012
Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$ -	$ -	$ 773	$ 773
Foreclosed real estate	$ -	$ -	$ 96	$ 96

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value.

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(14%)
	(Sales Approach)	Costs to Sell	6% - 50%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 7%	(6%)

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2012
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(21%)
		Costs to Sell	6% - 15%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
		Costs to Sell	6% - 7%	(6%)

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

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company performs due diligence procedures over third party pricing service providers in order to support their use in the valuation process.

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

Investment securities – The fair values of securities available-for-sale and held-to-maturity are obtained from an independent third party and are based on quoted prices on nationally recognized exchange where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are presented in the following table:

		2013		2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$16,575	$16,575	$8,665	$8,665
Interest earning time deposits	1	500	500	2,000	2,000
Investment securities - available-for-sale	1	1,341	1,341	2,405	2,405
Investment securities - available-for-sale	2	79,618	79,618	105,934	105,934
Investment securities - held-to-maturity	2	34,412	34,222	-	-
Federal Home Loan Bank stock	2	2,440	2,440	1,929	1,929
Net loans	3	336,592	343,660	329,247	341,389
Accrued interest receivable	1	1,715	1,715	1,717	1,717

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$250,248	$250,248	$228,484	$228,484
Time Deposits	2	159,892	160,201	163,321	165,491
Borrowings	2	40,853	41,255	34,964	36,054
Junior subordinated debentures	2	5,155	4,825	-	-
Junior subordinated debentures	3	-	-	5,155	5,155
Accrued interest payable	1	86	86	140	140
Interest rate swap derivative	2	135	135	195	195

NOTE 21: PARENT COMPANY – FINANCIAL INFORMATION

The following represents the condensed financial information of Pathfinder Bancorp, Inc. as of and for the years ended December 31:

Statements of Condition	2013	2012
(In thousands)
Assets
Cash	$1,147	$1,482
Investments	42	33
Investment in bank subsidiary	46,699	44,206
Investment in non-bank subsidiary	155	155
Other assets	403	390
Total assets	$48,446	$46,266
Liabilities and Shareholders' Equity
Accrued liabilities	$221	$364
Junior subordinated debentures	5,155	5,155
Shareholders' equity	43,070	40,747
Total liabilities and shareholders' equity	$48,446	$46,266

Statements of Income	2013	2012
(In thousands)
Income
Dividends from bank subsidiary	$-	$1,200
Dividends from non-bank subsidiary	4	3
Total income	4	1,203
Expenses
Interest	162	168
Operating, net	109	114
Total expenses	271	282
(Loss) income before taxes and equity in undistributed net income of subsidiaries	(267)	921
Tax benefit	69	72
(Loss) income before equity in undistributed net income of subsidiaries	(198)	993
Equity in undistributed net income of subsidiaries	2,604	1,655
Net income	$2,406	$2,648

Statements of Cash Flows	2013	2012
(In thousands)
Operating Activities
Net Income	$2,406	$2,648
Equity in undistributed net income of subsidiaries	(2,604)	(1,655)
Stock based compensation and ESOP expense	243	193
Net change in other assets and liabilities	(39)	(93)
Net cash flows from operating activities	6	1,093
Investing Activities
Capital contributed to wholly-owned bank subsidiary	-	-
Net cash flows from investing activities	-	-
Financing activities
Proceeds from exercise of stock options	45	5
Purchase of CPP Warrants from Treasury and redemption of CPP preferred stock	-	(537)
Cash dividends paid to preferred shareholders	(83)	(507)
Cash dividends paid to common shareholders	(303)	(301)
Net cash flows from financing activities	(341)	(1,340)
Change in cash and cash equivalents	(335)	(247)
Cash and cash equivalents at beginning of year	1,482	1,729
Cash and cash equivalents at end of year	$1,147	$1,482

NOTE 22:  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated parties and do not involve more than normal risk of collectability.

The following represents the activity associated with loans to related parties during the year ended December 31, 2013:

(In thousands)
Balance at the beginning of the year	$5,829
Originations and Executive Officer additions	2,807
Principal payments	(337)
Decrease due to Director attrition	(375)
Balance at the end of the year	$7,924

At December 31, 2013 and December 31, 2012, the Bank had no loan receivable from the Holding Company and $1.0 million, respectively.   The Holding Company sold three properties to the Company in December 2013 allowing the loan receivable to be paid off.  Interest paid by the Holding Company for the years ended 2013 and 2012 was $50,000 and $53,000, respectively.

Deposits of related parties at December 31, 2013 and December 31, 2012 were $1.6 million and $1.9 million, respectively.

In October 2002, the Company entered into a land lease with one of its directors, now retired, on an arms-length basis. In January 2006, the Company entered into a lease with the Holding Company for the use of a training facility.  This lease was executed on an arms-length basis.  During 2010, the Company entered into an arm’s length lease with the Holding Company for space that is then sub-leased by the Company to a charitable organization at below-market rents.  Rent expense paid to the related parties during 2013 and 2012 was $29,000 and $21,000, respectively.

NOTE 23:  ACQUISITION OF INSURANCE AGENCY

On December 1, 2013, the Company, through its subsidiary, Pathfinder Bank, and its subsidiary, Pathfinder Risk Management Inc. (“PRMC”), executed a Purchase and Sale Agreement to acquire a 51% interest in the Fitzgibbons Agency, LLC (“Fitzgibbons”), a local insurance agency serving the same geographic area as Pathfinder Bank.  In addition, PRMC acquired 100% of certain equipment of Fitzgibbons for use in the business. This acquisition allows the Company to create more value based non-interest income revenue through a significant crossover in customer base as well as a similarity of culture.  We believe that over time, both organic and acquisition growth within the Bank’s larger geographic footprint, as well as synergies from customer base access, will provide opportunities to grow and diversify our revenue through insurance services.

Acquisition costs related to this transaction were $27,000 and $8,000 in the periods ended December 31, 2013 and December 31, 2012, respectively, and were recorded in professional and other services within noninterest expense on the income statement.

The assets and liabilities assumed in the acquisition were recorded at their estimated fair values based on management's best estimates using information available at the date of acquisition.  The following table summarizes the estimated fair value of the assumed assets and liabilities (dollars in thousands):

Consideration paid:
	Cash paid by PRMC	$428
	Fair value of noncontrolling interest	359
	Total consideration	$787

Identifiable assets acquired:
	Cash and equivalents	$18
	Accounts receivable	1
	Customer list intangible	188
	Net premises and equipment	54
	Total identified net assets	$261

Goodwill:		$526

NOTE 24: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the year ended December 31, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(2,765)	$(117)	$1,564	$-	$(1,318)
Other comprehensive income (loss) before reclassifications	1,554	(3)	(1,246)	(781)	(476)
Amounts reclassified from AOCI	229	39	(219)	-	49
Ending balance	$(982)	$(81)	$99	$(781)	$(1,745)

	For the year ended December 31, 2012
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(3,617)	$(120)	$1,073	$-	$(2,664)
Other comprehensive income (loss) before reclassifications	615	(32)	716	-	1,299
Amounts reclassified from AOCI	237	35	(225)	-	47
Ending balance	$(2,765)	$(117)	$1,564	$-	$(1,318)

The following table presents the amounts reclassified out of each component of AOCI for the indicated annual period:

Details about AOCI1 components	December 31, 2013	December 31, 2012	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(62)	$(58)	Interest on long term liabilities
	23	23	Provision for income taxes
	$(39)	$(35)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses2	$(381)	$(395)	Salaries and employee benefits
	152	158	Provision for income taxes
	$(229)	$(237)	Net Income

Available-for-sale securities
Realized gain on sale of securities	$(365)	$(375)	Net gains on sales and redemptions of investment securities
	146	150	Provision for income taxes
	$(219)	$(225)	Net Income

1 Amounts in parentheses indicates debits in net income.
2 These items are included in net periodic pension cost.
See Note 12 for additional information.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTIONS 16 (A) OF EXCHANGE ACT

(a)	Information concerning the directors of the Company is incorporated by reference hereunder in the Company's Proxy Materials for the Annual Meeting of Stockholders.
(b)	Set forth below is information concerning the Executive Officers of the Company at December 31, 2013.

Name	Age	Positions Held With the Company
Thomas W. Schneider	52	President and Chief Executive Officer
James A. Dowd, CPA	46	Senior Vice President, Chief Financial Officer
Edward A. Mervine	57	Senior Vice President, General Counsel
Melissa A. Miller	56	Senior Vice President, Chief Operating Officer
Daniel Phillips	49	Senior Vice President, Chief Information Officer
Ronald Tascarella	55	Senior Vice President, Chief Credit Officer

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)

Financial Statements - The Company’s consolidated financial statements, for the years ended December 31, 2013 and 2012, together with the Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K report.  See “Item 8: Financial Statements and Supplementary Data.”

(a)(2)	Financial Statement Schedules - All financial statement schedules have been omitted as the required information is inapplicable or has been included in “Item 7: Management Discussion and Analysis.”
(b)	Exhibits
3.1	Certificate of Incorporation of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 25, 2001)
3.2
Bylaws of Pathfinder Bancorp, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 15, 2005 and amended Bylaws filed on Current Report Form 8-K’s on November 28, 2007 and December 17, 2012)

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
Change of Control Agreement between the Bank and Ronald Tascarella (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

Change of Control Agreement between the Bank and James A. Dowd (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

10.9 10.10 10.11 10.12 10.13 10.14 10.15
Change of Control Agreement between the Bank and Melissa A. Miller (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

Executive Supplemental Retirement Agreement between the Bank and Chris C. Gagas (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601)

Executive Supplemental Retirement Agreement between the Bank and Thomas W. Schneider (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 file no. 000-23601

Executive Supplemental Retirement Plan adopted February 21, 2014 filed on Current Report Form 8-K on February 25, 2014  file no. 000-23601

Executive Supplemental Retirement Plan Agreement between the Bank and Thomas W. Schneider effective February 24, 2014 filed on Current Report Form 8-K on February 25, 2014  file no. 000-23601

Executive Supplemental Retirement Plan Agreement between the Bank and Edward A. Mervine effective February 24, 2014 filed on Current Report Form 8-K on February 25, 2014 file no. 000-23601

Executive Supplemental Retirement Plan Agreement between the Bank and James A. Dowd effective February 24, 2014 filed on Current Report Form 8-K on February 25, 2014  file no. 000-23601

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
Pathfinder Bancorp, Inc.
Date:	March 17, 2014	By:	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas W. Schneider	By:	/s/ James A. Dowd
	Thomas W. Schneider, President and		James A. Dowd, Senior Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	March 17, 2014	Date:	March 17, 2014

By:	/s/ Lloyd Stemple	By:	/s/ Richard M. Jablonka
	Lloyd Stemple, Director		Richard M. Jablonka, Vice President and
Controller
(Principal Accounting Officer)
Date:	March 17, 2014	Date:	March 17, 2014

By:	/s/John P. Funiciello	By:	/s/ William A. Barclay
	John Funiciello, Director		William A. Barclay, Director
Date:	March 17, 2014	Date:	March 17, 2014

By:	/s/ David A. Ayoub	By:	/s/ Chris R. Burritt
	David Ayoub, Director		Chris R. Burritt, Director
Date:	March 17, 2014	Date:	March 17, 2014

By:	/s/ George P. Joyce
George P. Joyce, Director
Date:	March 17, 2014

EXHIBIT 21:  SUBSIDIARIES OF THE COMPANY

Company	Percent Owned	Jurisdiction or State of Incorporation
Pathfinder Bank	100%	New York
Pathfinder Statutory Trust II	100%	Delaware
Pathfinder Commercial Bank (1)	100%	New York
Pathfinder REIT, Inc. (1)	100%	New York
Whispering Oaks Development Corp. (1)	100%	New York
Pathfinder Risk Management Company Inc. (1)	100%	New York

(1) Wholly owned subsidiary of Pathfinder Bank.

EXHIBIT 23: CONSENT OF BONADIO & CO., LLP

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pathfinder Bancorp, Inc. Oswego, New York
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-178590) and Form S-8 (No. 333-53027) of Pathfinder Bancorp, Inc. and subsidiaries of our report, dated March 17, 2014, relating to the consolidated financial statements, which appears in this Form 10-K.

Bonadio & Co., LLP Syracuse, New York March 17, 2014	/s/ BONADIO & CO., LLP

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
March 17, 2014	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
March 17, 2014	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive and Chief Financial Officers

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Annual Report of the Company on Form 10-K for the year ended December 31, 2013 and that to the best of his knowledge:

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
March 17, 2014	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
March 17, 2014	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer