Form 10-K/A
period 2013-12-31
PATHFINDER BANCORP INC
filed 2014-03-25
CIK 1046188

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A (Amendment No. 1)

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

Large accelerated filer* Accelerated filer * Non-accelerated filer * Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES * NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the NASDAQ Capital Market, was approximately $13.6 million.

As of March 14, 2014, there were 2,623,182 shares outstanding of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholders (Part II and IV).

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed on March 17, 2014  is being filed  for the purpose of correcting an error in shares outstanding of the registrant's common stock reported on the Form 10-K.

Except as described above, no other changes have been made to the Original Annual Report. This Amendment should be read in conjunction with the Original Annual Report.

New certifications of our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.