Form 10-Q
period 2014-03-31
PATHFINDER BANCORP INC
filed 2014-05-14
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 2,979,969 shares issued and 2,623,182 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition	30
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II - OTHER INFORMATION		43

Item 1.	Legal proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered sales of equity securities and use of proceeds
Item 3.	Defaults upon senior securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		44

EXHIBITS		45

PART I -  FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS:
Cash and due from banks	$7,164	$6,535
Interest earning deposits	11,769	10,040
Total cash and cash equivalents	18,933	16,575
Interest earning time deposits	500	500
Available-for-sale securities, at fair value	83,663	80,959
Held-to-maturity securities, at amortized cost (fair value of $43,359 and $34,222, respectively)	42,990	34,412
Federal Home Loan Bank stock, at cost	2,035	2,440
Loans	348,142	341,633
Less: Allowance for loan losses	4,999	5,041
Loans receivable, net	343,143	336,592
Premises and equipment, net	11,832	11,644
Accrued interest receivable	1,813	1,715
Foreclosed real estate	699	619
Intangible assets, net	184	187
Goodwill	4,367	4,367
Bank owned life insurance	10,108	8,268
Other assets	5,579	5,515
Total assets	$525,846	$503,793

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$381,987	$361,969
Noninterest-bearing	56,365	48,171
Total deposits	438,352	410,140
Short-term borrowings	17,000	24,000
Long-term borrowings	16,826	16,853
Junior subordinated debentures	5,155	5,155
Accrued interest payable	98	86
Other liabilities	4,613	4,489
Total liabilities	482,044	460,723
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 shares issued and 2,623,182 shares outstanding	30	30
Additional paid in capital	8,264	8,226
Retained earnings	29,201	28,788
Accumulated other comprehensive loss	(1,522)	(1,745)
Unearned ESOP	(798)	(826)
Treasury stock, at cost; 356,787 shares	(4,761)	(4,761)
Total Pathfinder Bancorp, Inc. shareholders' equity	43,414	42,712
Noncontrolling interest	388	358
Total equity	43,802	43,070
Total liabilities and shareholders' equity	$525,846	$503,793

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three
	months ended	months ended
(In thousands, except per share data)	March 31, 2014	March 31, 2013
Interest and dividend income:
Loans, including fees	$4,063	$4,125
Debt securities:
Taxable	421	384
Tax-exempt	195	191
Dividends	33	34
Interest earning time deposits	2	6
Federal funds sold and interest earning deposits	1	1
Total interest income	4,715	4,741
Interest expense:
Interest on deposits	529	659
Interest on short-term borrowings	19	8
Interest on long-term borrowings	147	229
Total interest expense	695	896
Net interest income	4,020	3,845
Provision for loan losses	245	324
Net interest income after provision for loan losses	3,775	3,521
Noninterest income:
Service charges on deposit accounts	279	255
Earnings and gain on bank owned life insurance	60	61
Loan servicing fees	54	44
Net gains on sales and redemptions of investment securities	2	39
Net gains on sales of loans and foreclosed real estate	3	29
Debit card interchange fees	114	106
Other charges, commissions & fees	314	142
Total noninterest income	826	676
Noninterest expense:
Salaries and employee benefits	2,197	1,910
Building occupancy	407	365
Data processing	364	368
Professional and other services	175	159
Amortization of intangible assets	3	-
Advertising	133	116
FDIC assessments	95	84
Audits and exams	64	61
Other expenses	468	442
Total noninterest expenses	3,906	3,505
Income before income taxes	695	692
Provision for income taxes	176	187
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	519	505
Net income attributable to noncontrolling interest	30	-
Net income attributable to Pathfinder Bancorp Inc.	489	-
Preferred stock dividends	-	-
Net income available to common shareholders	$489	$505

Earnings per common share - basic	$0.19	$0.20
Earnings per common share - diluted	$0.19	$0.20
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
(In thousands)	March 31, 2014	March 31, 2013
Net Income	$519	$505

Other Comprehensive Income (Loss)

Retirement Plans:
Net unrealized gains on retirement plans	11	95

Unrealized holding gains on financial derivative:
Change in unrealized holding losses on financial derivative	(3)	-
Reclassification adjustment for interest expense included in net income	15	15
Net unrealized gain on financial derivative	12	15

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	320	(374)
Reclassification adjustment for net gains included in net income	(2)	(39)
Net unrealized gains (losses) on securities available-for-sale	318	(413)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	30	-

Other comprehensive income (loss), before tax	371	(303)
Tax effect	(148)	121
Other comprehensive income (loss), net of tax	223	(182)
Comprehensive income	$742	$323
Comprehensive income attributable to noncontrolling interest	$30	$-
Comprehensive income attributable to Pathfinder Bancorp, Inc.	$712	$323

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(4)	$(38)
Change in unrealized holding losses on financial derivative	1	-
Reclassification adjustment for interest expense included in net income	(6)	(6)
Unrealized holding (losses) gains arising during the period	(128)	149
Reclassification adjustment for net gains included in net income	1	16
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(12)	-
Income tax effect related to other comprehensive income	$(148)	$121

(1) The accretion of the unrealized holding losses in accumulated other comprehensive loss at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

The accompanying notes are an integral part of the consolidated financial statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three months ended March 31, 2014 and March 31, 2013

					Accumulated
			Additional		Other Com-			Non-
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	489	-	-	-	30	519

Other comprehensive income, net of tax	-	-	-	-	223	-	-	-	223

ESOP shares earned (3,125 shares)	-	-	17	-	-	28	-	-	45

Stock based compensation	-	-	21	-	-	-	-	-	21

Common stock dividends declared ($0.03 per share)	-	-	-	(76)	-	-	-	-	(76)

Balance, March 31, 2014	$13,000	$30	$8,264	$29,201	$(1,522)	$(798)	$(4,761)	$388	$43,802

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$-	$40,747

Net income	-	-	-	505	-	-	-	-	505

Other comprehensive loss, net of tax	-	-	-	-	(182)	-	-	-	(182)

ESOP shares earned (3,125 shares)	-	-	7	-	-	27	-	-	34

Stock based compensation	-	-	20	-	-	-	-	-	20

Stock options exercised	-	-	(6)	-	-	-	6	-	-

Common stock dividends declared ($0.03 per share)	-	-	-	(75)	-	-	-	-	(75)
Balance, March 31, 2013	$13,000	$30	$8,141	$27,115	$(1,500)	$(909)	$(4,828)	$-	$41,049

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc. Consolidated Statements of Cash Flows (Unaudited)
	For the three months ended March 31,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$489	$505
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	245	324
Proceeds from sales of loans	-	182
Originations of loans held-for-sale	-	(172)
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(3)	(19)
Loans	-	(10)
Available-for-sale investment securities	(2)	(39)
Depreciation	198	176
Amortization of mortgage servicing rights	4	-
Amortization of deferred loan costs	27	34
Earnings on bank owned life insurance	(60)	(59)
Realized gain on proceeds from bank owned life insurance	-	(2)
Net amortization of premiums and discounts on investment securities	157	222
Amortization of intangible assets	3	-
Stock based compensation and ESOP expense	66	54
Net change in accrued interest receivable	(98)	(195)
Net change in other assets and liabilities	(56)	(505)
Net cash flows from operating activities	970	496
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(6,064)	(28,173)
Purchase of investment securities held-to-maturity	(8,767)	-
Net proceeds of Federal Home Loan Bank stock	405	424
Proceeds from maturities and principal reductions of
investment securities available-for-sale	3,436	8,067
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	185	-
Proceeds from sales and redemptions of:
Available-for-sale investment securities	122	1,893
Real estate acquired through foreclosure	53	55
Purchase of bank owned life insurance	(1,780)	-
Proceeds from bank owned life insurance	-	2
Net change in loans	(6,953)	(5,369)
Purchase of premises and equipment	(386)	(236)
Net cash flows from investing activities	(19,749)	(23,337)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	32,369	30,973
Net change in time deposits and brokered deposits	(4,157)	5,607
Net change in short-term borrowings	(7,000)	(9,000)
Payments on long-term borrowings	(27)	(28)
Cash dividends paid to preferred shareholder - SBLF	-	(83)
Cash dividends paid to common shareholders	(78)	(75)
Change in noncontrolling interest, net	30
Net cash flows from financing activities	21,137	27,394
Change in cash and cash equivalents	2,358	4,553
Cash and cash equivalents at beginning of period	16,575	8,665
Cash and cash equivalents at end of period	$18,933	$13,218
The accompanying notes are an integral part of the consolidated financial statements.

CASH PAID DURING THE PERIOD FOR:
Interest	$683	$894
Income taxes	1	140
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	130	-

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2013 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.

Although the Company owns, through its subsidiary Pathfinder Risk Management Company, Inc., 51% of the membership interest in Fitzgibbons Agency, LLC (“Agency”), the Company is required to consolidate 100% of the Agency within the consolidated financial statements.  The 49% of which the Company does not own is accounted for separately as noncontrolling interests within the consolidated financial statements.

The following material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" is written with the presumption that the users of the interim financial statements have read, or have access to, the Company's latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013 and 2012 and for the two years then ended.  Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended
	March 31,
(In thousands, except per share data)	2014	2013
Basic Earnings Per Common Share
Net income available to common shareholders	$489	$505
Weighted average common shares outstanding	2,529	2,512
Basic earnings per common share	$0.19	$0.20

Diluted Earnings Per Common Share
Net income available to common shareholders	$489	$505
Weighted average common shares outstanding	2,529	2,512
Effect of assumed exercise of stock options	22	-
Diluted weighted average common shares outstanding	2,551	2,512
Diluted earnings per common share	$0.19	$0.20

(4) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$19,910	$3	$(315)	$19,598
State and political subdivisions	6,300	154	(4)	6,450
Corporate	11,870	190	-	12,060
Residential mortgage-backed - US agency	43,547	576	(523)	43,600
Total	81,627	923	(842)	81,708
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	4	-	647
Large cap equity fund	456	199	-	655
Other mutual funds	183	181	-	364
Common stock - financial services industry	270	19	-	289
Total	1,552	403	-	1,955
Total available-for-sale	$83,179	$1,326	$(842)	$83,663

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,814	$5	$(19)	$4,800
State and political subdivisions	22,831	310	(1)	23,140
Corporate	3,692	56	(6)	3,742
Residential mortgage-backed - US agency	11,653	62	(38)	11,677
Total held-to-maturity	$42,990	$433	$(64)	$43,359

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,935	$2	$(340)	$16,597
State and political subdivisions	6,429	164	(6)	6,587
Corporate	13,498	198	-	13,696
Residential mortgage-backed - US agency	42,378	496	(732)	42,142
Total	79,240	860	(1,078)	79,022
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	195	-	651
Other mutual funds	183	162	-	345
Common stock - financial services industry	271	22	-	293
Total	1,553	384	-	1,937
Total available-for-sale	$80,793	$1,244	$(1,078)	$80,959

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,872	$-	$(25)	$1,847
State and political subdivisions	21,371	11	(118)	21,264
Corporate	3,746	16	(44)	3,718
Residential mortgage-backed - US agency	7,423	-	(30)	7,393
Total held-to-maturity	$34,412	$27	$(217)	$34,222

The amortized cost and estimated fair value of debt investments at March 31, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$6,009	$6,035	$186	$186
Due after one year through five years	27,436	27,602	3,943	3,940
Due after five years through ten years	4,635	4,471	13,581	13,682
Due after ten years	-	-	13,627	13,874
Sub-total	38,080	38,108	31,337	31,682
Residential mortgage-backed - US agency	43,547	43,600	11,653	11,677
Totals	$81,627	$81,708	$42,990	$43,359

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	March 31, 2014
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	11	$(283)	$12,683	2	$(32)	$1,974	13	$(315)	$14,657
State and political subdivisions	2	(2)	332	2	(2)	181	4	(4)	513
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	17	(317)	18,471	5	(206)	4,085	22	(523)	22,556
Totals	30	$(602)	$31,486	9	$(240)	$6,240	39	$(842)	$37,726
Held-to-Maturity
US Treasury, agencies and GSE's	3	$(19)	$2,919	-	$-	$-	3	$(19)	$2,919
State and political subdivisions	1	(1)	1,472	-	-	-	1	(1)	1,472
Corporate	1	(6)	800	-	-	-	1	(6)	800
Residential mortgage-backed - US agency	4	(38)	4,282	-	-	-	4	(38)	4,282
Totals	9	$(64)	$9,473	-	$-	$-	9	$(64)	$9,473

	December 31, 2013
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
Available-for-Sale	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
US Treasury, agencies and GSE's	14	$(340)	$15,573	-	$-	$-	14	$(340)	$15,573
State and political subdivisions	1	(4)	114	3	(2)	397	4	(6)	511
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	25	(682)	23,442	1	(50)	878	26	(732)	24,320
Totals	40	$(1,026)	$39,129	4	$(52)	$1,275	44	$(1,078)	$40,404

Held-to-Maturity
US Treasury, agencies and GSE's	2	$(25)	$1,847	-	$-	$-	2	$(25)	$1,847
State and political subdivisions	37	(118)	17,814	-	-	-	37	(118)	17,814
Corporate	4	(44)	3,171	-	-	-	4	(44)	3,171
Residential mortgage-backed - US agency	6	(30)	5,526	-	-	-	6	(30)	5,526
Totals	49	$(217)	$28,358	-	$-	$-	49	$(217)	$28,358

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of March 31, 2014 represents OTTI.    All  securities are rated A2 or better by Moody’s, with the exception of two corporate securities and all have been in unrealized loss positions for eleven months or less, with the exception of the two previously mentioned corporate holdings, two US agency securities, two municipal securities and five mortgage-backed securities.  The two GSE agency and two municipal securities have relatively insignificant unrealized loss positions.  The unrealized losses reflected in the mortgage-backed security holdings are primarily attributable to changes in interest rates. The two corporate securities are floating rate notes which adjust quarterly based on 3-month Libor.  The securities are reflecting unrealized losses due to current similar offerings being originated at higher spread to Libor, as the market currently demands a greater pricing premium for the associated risk.    The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company’s equity securities had a fair value greater than the book value at March 31, 2014.

Gross realized gains on sales of securities for the indicated periods are detailed below:

	For the three months
	ended March 31,
(In thousands)	2014	2013
Realized gains	$2	$39
Realized losses	-	-
	$2	$39

As of March 31, 2014 and December 31, 2013, securities with a fair value of $73.8 million and $58.6 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $21.0 million and $21.6 million were pledged against certain borrowing arrangements.

Management has reviewed its loan and mortgage-backed securities portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages.  The Company is not in the practice of investing in, or originating, these types of investments or loans.

(5)  Pension and Postretirement Benefits

The Company had a non-contributory defined benefit pension plan that covered substantially all employees. On May 14, 2012, the Company informed its employees of its decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze became effective June 30, 2012.  Compensation earned by employees up to June 30, 2012 is used for purposes of calculating benefits under the plan but there will be no future benefit accruals after this date.  Participants as of June 30, 2012, who continue to be employed by Pathfinder Bank, a wholly owned subsidiary of the Company, continue to earn vesting credit with respect to their frozen accrued benefits.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
(In thousands)	2014	2013	2014	2013

Service cost	$-	$-	$-	$-
Interest cost	102	95	5	4
Expected return on plan assets	(236)	(214)	-	-
Amortization of transition obligation	-	-	-	-
Amortization of net losses	8	90	3	5
Net periodic benefit plan (benefit) cost	$(126)	$(29)	$8	$9

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2014.  The prepaid pension asset is recorded in other assets on the statement of condition as of March 31, 2014.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$167,145	$166,298
Construction	1,208	1,982
Total residential mortgage loans	168,353	168,280

Commercial loans:
Real estate	102,559	95,536
Lines of credit	14,883	14,444
Other commercial and industrial	33,949	32,675
Municipal	2,781	5,122
Total commercial loans	154,172	147,777

Consumer loans:
Home equity and junior liens	21,387	21,110
Other consumer	3,965	4,166
Total consumer loans	25,352	25,276

Total loans	347,877	341,333
Net deferred loan costs	265	300
Less allowance for loan losses	(4,999)	(5,041)
Loans receivable, net	$343,143	$336,592

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their contracts is dependent upon the counties’ employment and economic conditions.

As of March 31, 2014 and December 31, 2013, residential mortgage loans with a carrying value of $116.6 million and $114.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2013 Annual Report filed on Form 10-K on March 17, 2014, and have not changed.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of March 31, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,143	$1,749	$5,240	$13	$167,145
Construction	1,208	-	-	-	1,208
Total residential mortgage loans	161,351	1,749	5,240	13	168,353
Commercial loans:
Real estate	95,836	1,276	5,447	-	102,559
Lines of credit	13,314	481	1,088	-	14,883
Other commercial and industrial	32,499	388	916	146	33,949
Municipal	2,781	-	-	-	2,781
Total commercial loans	144,430	2,145	7,451	146	154,172
Consumer loans:
Home equity and junior liens	19,948	401	962	76	21,387
Other consumer	3,856	18	91	-	3,965
Total consumer loans	23,804	419	1,053	76	25,352
Total loans	$329,585	$4,313	$13,744	$235	$347,877

	As of December 31, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,013	$1,649	$4,622	$14	$166,298
Construction	1,982	-	-	-	1,982
Total residential mortgage loans	161,995	1,649	4,622	14	168,280
Commercial loans:
Real estate	90,162	918	4,456	-	95,536
Lines of credit	12,941	560	943	-	14,444
Other commercial and industrial	31,159	468	899	149	32,675
Municipal	5,122	-	-	-	5,122
Total commercial loans	139,384	1,946	6,298	149	147,777
Consumer loans:
Home equity and junior liens	19,567	487	976	80	21,110
Other consumer	4,040	30	74	22	4,166
Total consumer loans	23,607	517	1,050	102	25,276
Total loans	$324,986	$4,112	$11,970	$265	$341,333

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of March 31, 2014 and December 31, 2013, are detailed in the following tables:

	As of March 31, 2014
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,844	$1,032	$1,873	$4,749	$162,396	$167,145
Construction	-	-	-	-	1,208	1,208
Total residential mortgage loans	1,844	1,032	1,873	4,749	163,604	168,353
Commercial loans:
Real estate	474	269	3,817	4,560	97,999	102,559
Lines of credit	176	-	476	652	14,231	14,883
Other commercial and industrial	672	1,106	515	2,293	31,656	33,949
Municipal	-	-	-	-	2,781	2,781
Total commercial loans	1,322	1,375	4,808	7,505	146,667	154,172
Consumer loans:
Home equity and junior liens	238	14	290	542	20,845	21,387
Other consumer	4	34	12	50	3,915	3,965
Total consumer loans	242	48	302	592	24,760	25,352
Total loans	$3,408	$2,455	$6,983	$12,846	$335,031	$347,877
	As of December 31, 2013
	30-59 Days	60-89 Days	90 Days	Total		Total Loans
(In thousands)	Past Due	Past Due	and Over	Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,213	$1,472	$2,194	$5,879	$160,419	$166,298
Construction	-	-	-	-	1,982	1,982
Total residential mortgage loans	2,213	1,472	2,194	5,879	162,401	168,280
Commercial loans:
Real estate	1,407	1,901	1,934	5,242	90,294	95,536
Lines of credit	341	113	381	835	13,609	14,444
Other commercial and industrial	2,045	1,289	394	3,728	28,947	32,675
Municipal	-	-	-	-	5,122	5,122
Total commercial loans	3,793	3,303	2,709	9,805	137,972	147,777
Consumer loans:
Home equity and junior liens	954	281	402	1,637	19,473	21,110
Other consumer	46	51	45	142	4,024	4,166
Total consumer loans	1,000	332	447	1,779	23,497	25,276
Total loans	$7,006	$5,107	$5,350	$17,463	$323,870	$341,333

Nonaccrual loans, segregated by class of loan, were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$ 1,873	$ 2,194
	1,873	2,194
Commercial loans:
Real estate	3,817	1,934
Lines of credit	476	381
Other commercial and industrial	515	394
	4,808	2,709
Consumer loans:
Home equity and junior liens	290	402
Other consumer	12	45
	302	447
Total nonaccrual loans	$ 6,983	$ 5,350

There were no loans past due ninety days or more and still accruing interest at March 31, 2014 or December 31, 2013.

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

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there were no new TDRs for the three month periods ending March 31, 2014 and March 31, 2013.

The Company had determined that there were no payment defaults on the sole TDR that occurred within the prior twelve months.

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

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$954	$954	$-	$550	$550	$-
Commercial real estate	2,085	2,085	-	1,496	1,499	-
Commercial lines of credit	193	197	-	196	196	-
Other commercial and industrial	288	293	-	266	266	-
Home equity and junior liens	289	289	-	294	294	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	400	400	57	402	402	59
Commercial real estate	3,314	3,335	742	2,045	2,054	649
Commercial lines of credit	283	285	233	185	200	135
Other commercial and industrial	316	316	226	139	139	107
Home equity and junior liens	165	165	81	165	165	84
Other consumer	2	2	2	2	2	2
Total:
1-4 family first-lien residential mortgages	1,354	1,354	57	952	952	59
Commercial real estate	5,399	5,420	742	3,541	3,553	649
Commercial lines of credit	476	482	233	381	396	135
Other commercial and industrial	604	609	226	405	405	107
Home equity and junior liens	454	454	81	459	459	84
Other consumer	2	2	2	2	2	2
Totals	$8,289	$8,321	$1,341	$5,740	$5,767	$1,036

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2014	2013
1-4 family first-lien residential mortgages	$1,153	$2,261
Commercial real estate	4,470	3,294
Commercial lines of credit	429	407
Other commercial and industrial	505	859
Home equity and junior liens	457	583
Other consumer	2	4
Total	$7,016	$7,408

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2014	2013
1-4 family first-lien residential mortgages	$5	$30
Commercial real estate	28	45
Commercial lines of credit	1	4
Other commercial and industrial	13	5
Home equity and junior liens	19	15
Other consumer	-	-
Total	$66	$99

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

	For the three months ended March 31, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(12)	-	(47)	(85)	(58)
Recoveries	-	-	-	2	1
Provisions	(33)	-	181	209	197
Ending balance	$604	$-	$2,436	$523	$974
Ending balance: related to loans
individually evaluated for impairment	$57	$-	$742	$233	$226
Ending balance: related to loans
collectively evaluated for impairment	$547	$-	$1,694	$290	$748

Loans receivables:
Ending balance	$167,145	$1,208	$102,559	$14,883	$33,949
Ending balance: individually
evaluated for impairment	$1,354	$-	$5,399	$476	$604
Ending balance: collectively
evaluated for impairment	$165,791	$1,208	$97,160	$14,407	$33,345

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(50)	(51)	-	(303)
Recoveries	-	-	13	-	16
Provisions	(1)	49	4	(361)	245
Ending balance	$1	$432	$102	$(73)	$4,999
Ending balance: related to loans
individually evaluated for impairment	$-	$81	$2	$-	$1,341
Ending balance: related to loans
collectively evaluated for impairment	$1	$351	$100	$(73)	$3,658

Loans receivables:
Ending balance	$2,781	$21,387	$3,965		$347,877
Ending balance: individually
evaluated for impairment	$-	$454	$2		$8,289
Ending balance: collectively
evaluated for impairment	$2,781	$20,933	$3,963		$339,588

	For the three months ended March 31, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(12)	-	-	(49)	(10)
Recoveries	12	-	-	-	-
Provisions	17	-	147	82	114
Ending balance	$828	$-	$1,895	$473	$854
Ending balance: related to loans
individually evaluated for impairment	$172	$-	$451	$100	$242
Ending balance: related to loans
collectively evaluated for impairment	$656	$-	$1,444	$373	$612
Loans receivables:
Ending balance	$177,411	$778	$84,308	$13,461	$32,826
Ending balance: individually
evaluated for impairment	$2,370	$-	$3,852	$456	$836
Ending balance: collectively
evaluated for impairment	$175,041	$778	$80,456	$13,005	$31,990
		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(28)	-	(180)
Recoveries	-	13	16	-	41
Provisions	-	63	(17)	(82)	324
Ending balance	$2	$489	$139	$6	$4,686
Ending balance: related to loans
individually evaluated for impairment	$-	$93	$3	$-	$1,061
Ending balance: related to loans
collectively evaluated for impairment	$2	$396	$136	$6	$3,625
Loans receivables:
Ending balance	$4,538	$21,552	$3,643		$338,517
Ending balance: individually
evaluated for impairment	$-	$632	$3		$8,149
Ending balance: collectively
evaluated for impairment	$4,538	$20,920	$3,640		$330,368

(8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $4.8 million of standby letters of credit outstanding as of March 31, 2014.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment securities:  The fair values of securities available-for-sale are obtained from an independent third party and are based on quoted prices on nationally recognized securities exchanges where available (Level 1).  If quoted prices are not available, fair values are measured by utilizing matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  Management made no adjustment to the fair value quotes that were received from the independent third party pricing service.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	March 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$19,598	$-	$19,598
State and political subdivisions	-	6,450	-	6,450
Corporate	-	12,060	-	12,060
Residential mortgage-backed - US agency	-	43,600	-	43,600
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	647	-	-	647
Large cap equity fund	655	-	-	655
Other mutual funds	-	364	-	364
Common stock - financial services industry	40	249	-	289
Total available-for-sale securities	$1,342	$82,321	$-	$83,663

Interest rate swap derivative	$-	$(123)	$-	$(123)

	December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,597	$-	$16,597
State and political subdivisions	-	6,587	-	6,587
Corporate	-	13,696	-	13,696
Residential mortgage-backed - US agency	-	42,142	-	42,142
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	651	-	-	651
Other mutual funds	-	345	-	345
Common stock - financial services industry	42	251	-	293
Total available-for-sale securities	$1,341	$79,618	$-	$80,959

Interest rate swap derivative	$-	$(135)	$-	$(135)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,254	$1,254
Foreclosed real estate	$-	$-	$130	$130

	December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$258	$258
Foreclosed real estate	$-	$-	$69	$69

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted	Avg.)
At March 31, 2014
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(15%)
	(Sales Approach)	Costs to Sell	4% - 50%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 8%	(7%)

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted	Avg.)
At December 31, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(14%)
	(Sales Approach)	Costs to Sell	6% - 50%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 7%	(6%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended March 31, 2014.  Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

Junior subordinated debentures – The Company secures a quote from its pricing service based on a discounted cash flow methodology which results in a Level 2 classification for this borrowing.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:
		March 31, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$18,933	$18,933	$16,575	$16,575
Interest earning time deposits	1	500	500	500	500
Investment securities - available-for-sale	1	1,342	1,342	1,341	1,341
Investment securities - available-for-sale	2	82,321	82,321	79,618	79,618
Investment securities - held-to-maturity	2	42,990	43,359	34,412	34,222
Federal Home Loan Bank stock	2	2,035	2,035	2,440	2,440
Net loans	3	343,143	349,472	336,592	343,660
Accrued interest receivable	1	1,813	1,813	1,715	1,715

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$282,620	$282,620	$250,248	$250,248
Time Deposits	2	155,732	155,914	159,892	160,201
Borrowings	2	33,826	34,205	40,853	41,255
Junior subordinated debentures	2	5,155	5,152	5,155	4,825
Accrued interest payable	1	98	98	86	86
Interest rate swap derivative	2	123	123	135	135

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

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

		March 31,	December 31,
(In thousands)		2014	2013
Cash flow hedge:
	Other liabilities	$123	$135

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Balance as of January 1:	$(135)	$(195)
Amount of losses recognized in other comprehensive income	(3)	-
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	15
Balance as of March 31:	$(123)	$(180)

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

	For the three months ended March 31, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(982)	$(81)	$99	$(781)	$(1,745)
Other comprehensive income (loss) before reclassifications	-	(2)	192	18	208
Amounts reclassified from AOCI	7	9	(1)	-	15
Ending balance	$(975)	$(74)	$290	$(763)	$(1,522)

	For the three months ended March 31, 2013
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(2,765)	$(117)	$1,564	$-	$(1,318)
Other comprehensive income (loss) before reclassifications	-	-	(225)	-	(225)
Amounts reclassified from AOCI	57	9	(23)	-	43
Ending balance	$(2,708)	$(108)	$1,316	$-	$(1,500)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

(In thousands)	For the three months ended
Details about AOCI1 components	March 31, 2014	March 31, 2013	Affected Line Item in the Statement of Income

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	$(15)	Interest on long-term borrowings
	6	6	Provision for income taxes
	$(9)	$(9)	Net Income
Retirement plan items
Retirement plan net losses
recognized in plan expenses2	$(11)	$(95)	Salaries and employee benefits
	4	38	Provision for income taxes
	$(7)	$(57)	Net Income

Realized gain on sale of securities	$2	$39	Net gains on sales and redemptions of investment securities
	(1)	(16)	Provision for income taxes
	$1	$23	Net Income

1 Amounts in parentheses indicates debits in net income.
2 These items are included in net periodic pension cost.
See Note 5 for additional information.

(12)  Subsequent Event

On April 9, 2014, the Company, together with the Boards of Directors of Pathfinder Bancorp, MHC, the majority owner of the Company, and Pathfinder Bank, have unanimously adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”).

Pursuant to the Plan of Conversion, Pathfinder Bancorp, MHC will sell its majority ownership in the Company in a “second-step” stock offering.  Simultaneously, the Company, which is currently in the mutual holding company structure, will reorganize to a fully public stock holding company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

Pathfinder Bancorp, Inc. (the "Company") is a federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank.  The Company is majority owned by Pathfinder Bancorp, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company").   At March 31, 2014, the Mutual Holding Company held 60.4% of the Company’s common stock and the public and the Employee Stock Ownership Plan (“ESOP”), collectively, held the remaining 39.6% of the outstanding common stock.  At March 31, 2014, Pathfinder Bancorp, Inc. and subsidiaries had total assets of $525.8 million, total liabilities of $482.0 million and shareholders' equity of $43.4 million plus noncontrolling interest of $388,000, which represents the 49% not owned by the Company as a result of the acquisition detailed in Note 23 within the 2013 Audited Consolidated Financial Statements filed on Form 10-K on March 17, 2014.

The following discussion reviews the Company's financial condition at March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2013 Annual Report filed with the Securities and Exchange Commission on form 10-K on March 17, 2014, as amended March 25, 2014, (“the consolidated financial statements”).  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

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

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at March 31, 2014, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

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

The estimation of fair value is significant to several of our assets; including investment securities available-for-sale, the interest rate derivative, intangible assets, foreclosed real estate, and the value of loan collateral when valuing loans.  These are all recorded at either fair value, or the lower of cost or fair value. Fair values are determined based on third party sources, when available.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values on our available-for-sale securities may be influenced by a number of factors; including market interest rates, prepayment speeds, discount rates, and the shape of yield curves.

Fair values for securities available-for-sale are obtained from an independent third party pricing service.  Where available, fair values are based on quoted prices on a nationally recognized securities exchange.  If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities.  Management made no adjustments to the fair value quotes that were provided by the pricing source.  The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell.  When necessary, appraisals are updated to reflect changes in market conditions.

Recent Events

In a press release filed on Form 8-K dated April 9, 2014, the Company, together with the Boards of Directors of Pathfinder Bancorp, MHC and Pathfinder Bank, unanimously adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”).

Pursuant to the Plan of Conversion, Pathfinder Bancorp, MHC will sell its majority ownership in the Company in a “second-step” stock offering.  Simultaneously, the Company, which is currently in the mutual holding company structure, will reorganize to a fully public stock holding company.

As part of the conversion and reorganization, Pathfinder Bank will become a wholly owned subsidiary of a new holding company, which also will be named Pathfinder Bancorp, Inc.  Shares of common stock of the Company held by persons other than Pathfinder Bancorp, MHC (the shares of which will be canceled) will be converted into shares of common stock of the new holding company pursuant to an exchange ratio intended to generally preserve the percentage ownership interests of such persons, as adjusted for the assets of Pathfinder Bancorp, MHC.  In the stock offering, depositors of Pathfinder Bank with qualifying deposits as of March 31, 2013 will have first priority to purchase the shares of common stock.

In another matter, the Company announced on March 27, 2014 that its Board of Directors declared a quarterly dividend of $0.03 per common share payable on May 5, 2014 to shareholders of record on April 15, 2014.

Overview and Results of Operations

Net income for the first quarter of 2014 was $489,000 as compared to $505,000 for the comparable prior year period.  The decrease in net income was principally due to the $287,000 increase in personnel expenses, primarily salaries and deferred compensation expenses.  Also included are personnel expenses related to the Company’s acquisition of the Fitzgibbons Agency, LLC (the “Agency”) in the fourth quarter of 2013.  Partially offsetting this increase was a $150,000 year over year first quarter improvement in noninterest income due largely to insurance commissions from the Agency.  Net interest income recorded a $175,000, or 4.6%, improvement between year over year first quarter periods due largely to lower interest expense.  Basic and diluted earnings per share were $0.19 for the first quarter of 2014 as compared to basic and diluted earnings per share of $0.20 for the first quarter of 2013.

Return on average assets was 0.38% for the three month period ended March 31, 2014 compared to 0.41% for the corresponding period in 2013.  The decrease reflects lower net income and an increase in average assets, due principally to increased levels of commercial real estate loans, between the year over year first quarter periods.

Average assets for the first quarter of 2014 were $509.7 million, or 2.7% greater than the comparable prior year period.  The increase was principally attributable to increases in commercial real estate loans where average balances increased $17.1 million or 20.8% between these same periods as a direct result of the Company’s initiative to diversify its portfolio and increase its penetration within the commercial segments.  In contrast, average balances of real estate residential loans decreased $9.2 million between these two time periods due to the sale of a large block of long-term, low yielding, fixed rate residential loans in the second quarter of 2013.  Net interest margin improved 8 basis points to 3.48% through the first quarter of 2014 as compared to the same prior year period.

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

	For the three months Ended March 31,
	2014			2013
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$168,739	$1,884	4.47%	$177,934	$2,059	4.63%
Real estate loans commercial	99,034	1,224	4.94%	81,951	1,109	5.41%
Commercial loans	52,626	617	4.69%	51,144	608	4.76%
Consumer loans	25,290	350	5.54%	25,339	359	5.67%
Taxable investment securities	96,500	454	1.88%	93,820	418	1.78%
Tax-exempt investment securities	27,148	295	4.35%	25,979	289	4.45%
Interest-earning time deposits	500	2	1.60%	2,000	6	1.20%
Interest-earning deposits	5,669	1	0.07%	7,117	1	0.06%
Total interest-earning assets	475,506	4,827	4.06%	465,284	4,849	4.17%
Noninterest-earning assets:
Other assets	38,819			32,845
Allowance for loan losses	(5,086)			(4,551)
Net unrealized gains
on available-for sale-securities	455			2,525
Total assets	$509,694			$496,103
Interest-bearing liabilities:
NOW accounts	$40,848	$17	0.17%	$39,355	$19	0.19%
Money management accounts	13,312	5	0.15%	14,444	9	0.25%
MMDA accounts	90,462	94	0.42%	81,206	96	0.47%
Savings and club accounts	74,937	15	0.08%	67,870	14	0.08%
Time deposits	151,864	398	1.05%	164,150	521	1.27%
Junior subordinated debentures	5,155	40	3.10%	5,155	40	3.10%
Borrowings	34,259	126	1.47%	32,437	197	2.43%
Total interest-bearing liabilities	410,837	695	0.68%	404,617	896	0.89%
Noninterest-bearing liabilities:
Demand deposits	52,054			46,765
Other liabilities	3,525			3,632
Total liabilities	466,416			455,014
Shareholders' equity	43,278			41,089
Total liabilities & shareholders' equity	$509,694			$496,103
Net interest income		$4,132			$3,953
Net interest rate spread			3.38%			3.28%
Net interest margin			3.48%			3.40%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.74%			114.99%

Net interest income, on a tax-equivalent basis, increased nominally to $4.1 million for the three months ended March 31, 2014, from $4.0 million for the three months ended March 31, 2013.  This was principally due to a decrease in interest expense on time deposits and borrowings as higher yielding liabilities in both segments saw their maturities replaced by lower balances and lower rates on time deposits and significantly lower rates on borrowings (Federal Home Loan Bank, or “FHLBNY” advances as the major component), despite higher balances.  Generally, deposit products paid lower rates in 2014 than in 2013 and borrowings had a lower cost in 2014 as compared to 2013. Net interest margin improved to 3.48% through the first quarter of 2014 as compared to 3.40% in the first quarter of 2013.

As indicated in the average balance sheet table above and in the rate/volume analysis below, total interest income on a tax-equivalent basis decreased $22,000 due to the decrease in average balances of residential mortgage loans.  This decrease was the result of the residential mortgage loan sale that occurred in the second quarter of 2013.  Partially offsetting this decrease was an increase in interest income from higher average balances of commercial real estate loans despite yields on this product declining 47 basis points between these two time periods, reflecting new loans at current market prices which are lower than amortizing and maturing commercial real estate loans.  Taxable investment securities recorded increases in average balances as well as yields, as this was the only significant interest-earning asset among the loan and investment securities products that reported a yield increase.

Interest expense decreased $201,000 as indicated in the above three month table, and for reasons indicated above.  Additionally, Money Market Deposit Accounts (“MMDA”) recorded an increase in average balances as customers elected to reinvest their maturing certificate of deposits into this short term instrument to improve their liquidity in advance of potentially rising rates in the future.  The Company was able to attract this increase despite a decrease in rates paid to 5 basis points less than rates paid in the first quarter of 2013.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase/(Decrease) Due to
			Total
			Increase
(In thousands)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$(104)	$(71)	$(175)
Real estate loans commercial	624	(509)	115
Commercial loans	51	(42)	9
Consumer loans	-	(9)	(9)
Taxable investment securities	12	24	36
Tax-exempt investment securities	39	(33)	6
Interest-earning time deposits	(14)	10	(4)
Interest-earning deposits	(1)	1	-
Total interest income	607	(629)	(22)
Interest Expense:
NOW accounts	4	(6)	(2)
Money management accounts	(1)	(3)	(4)
MMDA accounts	44	(46)	(2)
Savings and club accounts	3	(2)	1
Time deposits	(37)	(86)	(123)
Junior subordinated debentures	-	-	-
Borrowings	69	(140)	(71)
Total interest expense	82	(283)	(201)
Net change in net interest income	$525	$(346)	$179

Provision for Loan Losses

The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.  The Company recorded $245,000 in provision for loan losses for the three-month period ended March 31, 2014, as compared to $324,000 for the three-month period ended March 31, 2013.  The Company required a larger provision in the first quarter of 2013 due to the specific reserve required from the addition of a large commercial relationship categorized as impaired during the first quarter of 2013.  Despite the decrease in provision from the prior year’s first quarter, the Company’s provision for the first quarter of 2014 accommodated, in part, the specific reserves in the amount of $339,000 related to two newly impaired commercial relationships, whose aggregate recorded investment was $2.6 million.  Management continues to closely monitor the two newly impaired commercial lending relationships.  Management anticipates that significant improvements will be made in these relationships prior to year end, thus reducing the amount of specific reserves needed over time.  Additionally, net loan charge-offs were $287,000 for the first quarter of 2014 as compared to $139,000 for the same prior year period.  Two thirds of the net loan charge-offs in the first quarter of 2014 resided in the commercial loans, lines, and real estate product classes.  A portion of the increase in net loan charge offs was a result of certain 2014 non-recurring portfolio charge-offs recorded in order to conform more closely to FDIC guidance.  These charge-offs, when annualized, are higher than any amount recorded by the Company over the prior five fiscal years.  In order to accommodate the increase in specific reserves and the level of net loan charge-offs for the first quarter of 2014, the unallocated surplus of $288,000 in the allowance for loan losses recorded at December 31, 2013 was completely utilized to fund these needs.

Delinquency trends improved overall when comparing total past due loans as a percent of total loans at March 31, 2014 as compared to December 31, 2013.  Within the over 90 day category, however, the proportion of past due loans to total loans increased and is centered within the commercial product segment. Within this product segment, loans past due 90 days increased $2.1 million between March 31, 2014 and December 31, 2013 and principally due to the previously mentioned newly impaired commercial relationships.  In contrast, within the residential loan and consumer loan product segments, all past due categories recorded an improvement in the proportion of past due loans to total loans between these same two time periods.  The ratio of the allowance for loan losses to period end loans decreased modestly from 1.48% at December 31, 2013 to 1.44% at March 31, 2014.  Management reviews trends in historical loss rates and environmental factors on a quarterly basis, in addition to assessing the specific allowance needs on impaired loans, and judges the current level of allowance for loan losses to be adequate to absorb the estimable and probable losses inherent in the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Service charges on deposit accounts	$279	$255	$24	9.4%
Earnings and gain on bank owned life insurance	60	61	(1)	(1.6%)
Loan servicing fees	54	44	10	22.7%
Debit card interchange fees	114	106	8	7.5%
Other charges, commissions and fees	314	142	172	121.1%
Noninterest income before gains	821	608	213	35.0%
Net gains on sales and redemptions of investment securities	2	39	(37)	(94.9%)
Net gains on sales of loans and foreclosed real estate	3	29	(26)	(89.7%)
Total noninterest income	$826	$676	$150	22.2%

As indicated above, noninterest income for the first quarter of 2014 increased over the prior year’s first quarter due principally to the commissions from Pathfinder Risk Management Company, Inc. which owns 51% of the membership interest in Fitzgibbons Agency, LLC (“Agency”).  Service charges on deposit accounts increased due to pricing and activity on extended overdraft fees and ATM fees.  First quarter year over year reductions in net gains on sales and redemptions of investment securities and net gains on sales of loans and foreclosed real estate reflects the nominal activity seen in the current year quarter.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$2,197	$1,910	$287	15.0%
Building occupancy	407	365	42	11.5%
Data processing	364	368	(4)	(1.1%)
Professional and other services	175	159	16	10.1%
Amortization of intangible assets	3	-	3	NM
Advertising	133	116	17	14.7%
FDIC assessments	95	84	11	13.1%
Audits and exams	64	61	3	4.9%
Other expenses	468	442	26	5.9%
Total noninterest expenses	$3,906	$3,505	$401	11.4%

As indicated above, noninterest expense for the year over year first quarter period increased due largely to an increase in the salaries component of the above total personnel expenses.  The total salaries of the Agency comprised $65,000 of this increase as the Agency’s interest was acquired in the fourth quarter of 2013.  The remaining increase in the salary expense reflected $57,000 in reduced salary deferrals related to loan volume, $39,000 in additional commissions and incentive expense, and wage increases. When viewing the employee benefit component of salaries and employee benefits, exclusive of the employee benefit costs of the Agency, total employee benefit costs increased slightly as the reduction in pension expense of $97,000 between year over year first quarter periods was available to largely offset increases in payroll related employee benefits expenses and deferred compensation costs.  Additionally occupancy expenses increased due, in part, to the periodic costs related to the maintenance and upkeep of the three properties purchased from the Company’s Mutual Holding Company in the fourth quarter of 2013.

Income Tax Expense

Income tax expense decreased by $11,000 for the quarter ended March 31, 2014 as compared to the same period in 2013 primarily due to a decrease in pretax income but offset by an increase in the effective tax rate from 27.0% through the first quarter of 2013 to 27.8% for the first quarter of 2014.  The effective tax rate increased to 27.8% from 27.0%, principally reflecting a smaller proportion of tax-exempt items as a proportion of our taxable income in the first quarter of 2014.  The Company has reduced its effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.

Earnings per Share

Basic and diluted earnings per share were $0.19 in the first quarter of 2014 as compared to basic and diluted earnings per share of $0.20 in the first quarter of 2013.

Changes in Financial Condition

Assets

Total assets increased to $525.8 million at March 31, 2014 as compared to $503.8 million at December 31, 2013.  This increase of approximately $22.0 million, or 4.4%, was primarily due to an increase in investment securities, combined with additional increases in loans, cash and equivalents, and bank owned life insurance.  Investment securities increased to $126.7 million at March 31, 2014 from $115.4 million at year end 2013 with the majority of the increase within the held-to-maturity portfolio.  Total loans increased $6.5 million, or 1.9%, primarily due to increases in commercial real estate loans.  The increase in bank owned life insurance is primarily the result of additional purchases of single premium life insurance policies on selected participants.  These purchases will assist in the funding of the company’s benefits under optional deferred compensation and supplemental executive retirement plans.

Liabilities

Total liabilities increased to $482.0 million at March 31, 2014, from $460.7 million at December 31, 2013.  Deposits increased $28.2 million with a $24.8 million increase within the municipal deposit portfolio due to seasonal tax collection activities.  The remaining increase was the result of the Company’s organic growth efforts within the retail and business market segments.  This increase in deposits allowed the paydown of $7.0 million in short term borrowings at the Federal Home Loan Bank of New York.

Capital

Shareholders’ equity increased $702,000 to $43.4 million at March 31, 2014.  This increase stemmed largely from a $413,000 increase in retained earnings, resulting from the first quarter net income less dividends declared, and a reduction of $223,000 in accumulated other comprehensive loss as the Company recorded an increase in market value of its available-for-sale investment portfolio.

The Company was not required to declare any dividends in the first quarter of 2014 on its Preferred Stock in connection with the U.S. Treasury’s Small Business Lending Fund (“SBLF”) as positive updated lending information provided to the U.S. Treasury resulted in a credit against the dividend rate for the current quarter.  The Company expects this credit to end in the second quarter of 2014 with the resumption of a 1% dividend rate in the third quarter of 2014 and subsequent quarters.  If the SBLF remains outstanding for more than four and one-half years since issuance, or March 2016, the dividend rate will be fixed at 9%.

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At March 31, 2014, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

Pathfinder Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 20143:
Total Core Capital (to Risk-Weighted Assets)	$48,582	13.8%	$28,100	8.0%	$35,125	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$44,011	12.5%	$14,050	4.0%	$21,075	6.0%
Tier 1 Capital (to Assets)	$44,011	8.7%	$20,165	4.0%	$25,207	5.0%
As of December 31, 2013:
Total Core Capital (to Risk-Weighted Assets)	$47,862	14.1%	$27,106	8.0%	$33,883	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$43,454	12.8%	$13,553	4.0%	$20,330	6.0%
Tier 1 Capital (to Assets)	$43,454	8.7%	$19,928	4.0%	$24,910	5.0%
As of December 31, 2012:
Total Core Capital (to Risk-Weighted Assets)	$45,763	14.2%	$25,808	8.0%	$32,259	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$41,574	12.9%	$12,904	4.0%	$19,356	6.0%
Tier 1 Capital (to Assets)	$41,574	8.8%	$18,831	4.0%	$23,539	5.0%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	March 31,	December 31,	March 31,
(Dollars In thousands)	2014	2013	2013
Nonaccrual loans:
Commercial real estate and commercial loans	$ 4,808	$ 2,709	$ 3,996
Consumer	302	447	382
Residential real estate loans	1,873	2,194	1,605
Total nonaccrual loans	6,983	5,350	5,983
Total nonperforming loans	6,983	5,350	5,983
Foreclosed real estate	699	619	372
Total nonperforming assets	$ 7,682	$ 5,969	$ 6,355

Troubled debt restructurings not included above	$ 1,966	$ 2,459	$ 1,371

Nonperforming loans to total loans	2.01%	1.57%	1.77%
Nonperforming assets to total assets	1.46%	1.18%	1.26%

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

As indicated in the above table, total non-performing loans increased at March 31, 2014, when compared to December 31, 2013, due to the addition of two newly impaired commercial relationships previously mentioned.  In contrast, total past due loans as a percentage of total loans decreased to 3.7% at March 31, 2014 from 5.1% at December 31, 2013. Within the commercial loan categories, three of the four commercial loan product classes reported decreases in total past due loans between these same two time periods.  In each of these commercial loan product classes, however, loans 90 days and over increased $2.1 million, with $1.9 million of this increase within the commercial real estate product class.  More than offsetting this increase, commercial loans 30-89 days past due decreased $4.4 million, and occurred in all three product classes, indicating more commercial loans migrated to current status than those migrating to 90 days and over.  There were no past due loans in the municipal loan product class.  Improvement was seen in all past due categories within the residential real estate and consumer loan product segments.  See Note 6 of the consolidated financial statements for further details on ageing of loan receivables.  Management continues to monitor and react to national and local economic trends as well as general portfolio conditions, which may impact the quality of the portfolio.  Management believes that the current level of the allowance for loan losses, at $5.0 million, adequately addresses the current level of risk within the loan portfolio.

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

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  The Company uses the fair value of collateral to measure impairment on commercial loans.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a loan is determined to be impaired Pathfinder Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker’s opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At March 31, 2014 and December 31, 2013, the Company had $8.3 million and $5.7 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.3 million and $1.0 million, respectively, on these loans.  The increase between these two time periods was centered on commercial real estate, with a smaller portion of the increase within the 1-4 family first lien residential mortgages, commercial lines of credit, and commercial loans product classes.  This increase was due to the previously mentioned addition of two newly impaired commercial relationships.

Management has identified potential problem loans totaling $9.8 million as of March 31, 2014 as compared to $10.3 million as of December 31, 2013.  These loans have been internally classified as special mention or substandard, yet are not currently considered impaired or in non-accrual status.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  The modest reduction in potential problem loans between these two time periods resulted from the conversion of loans from potential problem loans to impaired loans.  Management judges the current level of allowance for loan losses to be adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at March 31, 2014 was 1.44% as compared to 1.48% at December 31, 2013.  All product classes of loans recorded a decrease in potential problem loans with the exception of 1-4 family first lien residential mortgages and, to a much lesser extent, other consumer loans.  The $316,000 increase in the former is also evidenced by the increased balances of these loans rated substandard and driven principally by the addition of certain loans within one of the previously mentioned newly impaired relationships. Within the 1-4 family first lien residential mortgages rated as substandard, 38% are current and 64% of these loans are within 90 days of past due status.  The Company’s risk rating policy requires 6 months of on-time payment performance prior to the loan being upgraded from the substandard risk rating.

Appraisals are obtained at the time a real estate secured loan is originated.   For commercial real estate held as collateral, the property is inspected every two years.

As indicated in the non-performing asset table above and the detailed table below, foreclosed real estate (“FRE”) balances increased at March 31, 2014 from December 31, 2013 and nearly doubled from the year ago first quarter period.  The number of properties within each foreclosed real estate category increasing nominally at March 31, 2014 from the year ago period, but recorded higher average balances between these same two periods.

		March 31,		December 31,		March 31,
(Dollars in thousands)	#	2014	#	2013	#	2013
Foreclosed real estate
Foreclosed residential mortgage loans	7	$415	5	$341	5	$206
Foreclosed commercial real estate	3	284	3	278	2	167
Total	10	$699	8	$619	7	$373

Fair values for FRE are initially recorded based on market value evaluations by third parties, less costs to sell (“initial cost basis”).  Any write-downs required when the related loan receivable is exchanged for the underlying real estate collateral at the time of transfer to foreclosed real estate are charged to the allowance for loan losses.  Values are derived from appraisals, similar to impaired loans, of underlying collateral or discounted cash flow analysis.  Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis.

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

Through the first three months of 2014, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $21.1 million generated by increased balances of demand, savings and money market deposit accounts.  This was invested in purchases of investment securities of $11.1 million, net of proceeds from maturities, sales and redemptions, and loan generation of $7.0 million.  As a recurring source of liquidity, the Company’s investment securities provided $3.6 million in proceeds from maturities and principal reductions through the first three months of 2014.  Net cash provided by operating activities for this same period was $971,000.

The Company has a number of existing credit facilities available to it.  At March 31, 2014, total credit available to the Company under the existing lines of credit was approximately $151.0 million.  At March 31, 2014, the Company had $31.0 million outstanding on its existing lines of credit with $120.0 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of March 31, 2014, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

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

May 14, 2014                                         /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

May 14, 2014                                        /s/ James A. Dowd
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
May 14, 2014	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
May 14, 2014	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Thomas W. Schneider, President and Chief Executive Officer, and James A. Dowd, Senior Vice President and Chief Financial Officer of Pathfinder Bancorp, Inc. (the "Company"), each certify in his capacity as an officer of the Company that he has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2014 and that to the best of his knowledge:

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
May 14, 2014	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
May 14, 2014	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer