Form 10-Q
period 2014-06-30
PATHFINDER BANCORP INC
filed 2014-08-13
CIK 1046188

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 2,979,969 shares issued and 2,623,182 shares outstanding of the registrant’s common stock.

PATHFINDER BANCORP, INC.
INDEX

PART I - FINANCIAL INFORMATION		PAGE NO.

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Statements of Condition	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income (Loss)	5
	Consolidated Statements of Changes in Shareholders' Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition	31
	and Results of Operations (Unaudited)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II - OTHER INFORMATION		50

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other information
Item 6.	Exhibits

SIGNATURES		51

EXHIBITS		52

PART I -  FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

Pathfinder Bancorp, Inc.
Consolidated Statements of Condition
(Unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS:
Cash and due from banks	$6,525	$6,535
Interest earning deposits	3,651	10,040
Total cash and cash equivalents	10,176	16,575
Interest earning time deposits	500	500
Available-for-sale securities, at fair value	99,120	80,959
Held-to-maturity securities, at amortized cost (fair value of $43,757 and $34,222, respectively)	42,774	34,412
Federal Home Loan Bank stock, at cost	2,484	2,440
Loans	358,776	341,633
Less: Allowance for loan losses	5,166	5,041
Loans receivable, net	353,610	336,592
Premises and equipment, net	12,296	11,644
Accrued interest receivable	1,775	1,715
Foreclosed real estate	770	619
Intangible assets, net	181	187
Goodwill	4,367	4,367
Bank owned life insurance	10,175	8,268
Other assets	6,301	5,515
Total assets	$544,529	$503,793

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Interest-bearing	$393,192	$361,969
Noninterest-bearing	54,971	48,171
Total deposits	448,163	410,140
Short-term borrowings	25,000	24,000
Long-term borrowings	16,798	16,853
Junior subordinated debentures	5,155	5,155
Accrued interest payable	67	86
Other liabilities	4,698	4,489
Total liabilities	499,881	460,723
Shareholders' equity:
Preferred stock - SBLF, par value $0.01 per share; $1,000 liquidation preference;
13,000 shares authorized; 13,000 shares issued and outstanding	13,000	13,000
Common stock, par value $0.01; authorized 10,000,000 shares;
2,979,969 shares issued and 2,623,182 shares outstanding	30	30
Additional paid in capital	8,304	8,226
Retained earnings	29,771	28,788
Accumulated other comprehensive loss	(1,320)	(1,745)
Unearned ESOP	(771)	(826)
Treasury stock, at cost; 356,787 shares	(4,761)	(4,761)
Total Pathfinder Bancorp, Inc. shareholders' equity	44,253	42,712
Noncontrolling interest	395	358
Total equity	44,648	43,070
Total liabilities and shareholders' equity	$544,529	$503,793

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
(In thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income:
Loans, including fees	$4,104	$4,116	$8,168	$8,241
Debt securities:				-
Taxable	466	398	886	782
Tax-exempt	194	189	389	379
Dividends	17	25	50	60
Interest earning time deposits	2	5	4	11
Federal funds sold and interest earning deposits	1	2	2	3
Total interest income	4,784	4,735	9,499	9,476
Interest expense:
Interest on deposits	497	629	1,026	1,288
Interest on short-term borrowings	21	9	39	17
Interest on long-term borrowings	148	195	295	425
Total interest expense	666	833	1,360	1,730
Net interest income	4,118	3,902	8,139	7,746
Provision for loan losses	275	276	520	600
Net interest income after provision for loan losses	3,843	3,626	7,619	7,146
Noninterest income:
Service charges on deposit accounts	305	287	584	542
Earnings and gain on bank owned life insurance	66	52	126	112
Loan servicing fees	67	38	120	82
Net gains on sales and redemptions of investment securities	24	60	26	99
Net gains on sales of loans and foreclosed real estate	26	421	30	451
Debit card interchange fees	129	122	243	228
Other charges, commissions & fees	261	124	575	266
Total noninterest income	878	1,104	1,704	1,780
Noninterest expense:
Salaries and employee benefits	2,187	1,941	4,384	3,852
Building occupancy	364	361	771	726
Data processing	399	343	764	711
Professional and other services	173	168	348	327
Amortization of intangible assets	3	-	6	-
Advertising	99	128	231	244
FDIC assessments	100	84	195	167
Audits and exams	61	63	125	123
Other expenses	377	513	846	955
Total noninterest expenses	3,763	3,601	7,670	7,105
Income before income taxes	958	1,129	1,653	1,821
Provision for income taxes	275	306	451	493
Net income attributable to noncontrolling interest and Pathfinder Bancorp, Inc.	683	823	1,202	1,328
Net income attributable to noncontrolling interest	7	-	37	-
Net income attributable to Pathfinder Bancorp Inc.	676	823	1,165	$1,328
Preferred stock dividends	30	-	30	-
Net income available to common shareholders	$646	$823	$1,135	$1,328

Earnings per common share - basic	$0.26	$0.33	$0.45	$0.53
Earnings per common share - diluted	$0.25	$0.33	$0.44	$0.53
Dividends per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$683	$823	$1,202	$1,328

Other Comprehensive Income (Loss)

Retirement Plans:
Net unrealized gains on retirement plans	11	95	22	190

Unrealized holding gains on financial derivative:
Change in unrealized holding gains (losses) on financial derivative	(4)	13	(7)	13
Reclassification adjustment for interest expense included in net income	15	15	30	30
Net unrealized gain on financial derivative	11	28	23	43

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	310	(2,915)	631	(3,289)
Reclassification adjustment for net gains included in net income	(24)	(60)	(26)	(99)
Net unrealized gains (losses) on securities available-for-sale	286	(2,975)	605	(3,388)

Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	29	-	59	-

Other comprehensive income (loss), before tax	337	(2,852)	709	(3,155)
Tax effect	(135)	1,137	(284)	1,258
Other comprehensive income (loss), net of tax	202	(1,715)	425	(1,897)
Comprehensive income (loss)	885	(892)	1,627	(569)
Comprehensive income attributable to noncontrolling interest	7	-	37	-
Comprehensive income (loss) attributable to Pathfinder Bancorp, Inc.	$878	$(892)	$1,590	$(569)

Tax Effect Allocated to Each Component of Other Comprehensive Income (Loss)
Retirement plan net losses recognized in plan expenses	$(5)	$(38)	$(9)	$(76)
Change in unrealized holding losses on financial derivative	2	(5)	3	(5)
Reclassification adjustment for interest expense included in net income	(6)	(6)	(12)	(12)
Unrealized holding (losses) gains arising during the period	(124)	1,162	(253)	1,311
Reclassification adjustment for net gains included in net income	10	24	10	40
Accretion of net unrealized loss on securities transferred to held-to-maturity(1)	(12)	-	(23)	-
Income tax effect related to other comprehensive income (loss)	$(135)	$1,137	$(284)	$1,258

(1) The accretion of the unrealized holding losses in accumulated other comprehensive income (loss) at the date of transfer partially offsets the amortization of the difference between the par value and the fair value of the investment securities at the date of transfer, and is an adjustment of yield.

The accompanying notes are an integral part of the consolidated financial statements.

PATHFINDER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 2014 and June 30, 2013

					Accumulated
			Additional		Other Com-			Non
	Preferred	Common	Paid in	Retained	prehensive	Unearned	Treasury	controlling
(In thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Loss	ESOP	Stock	Interest	Total

Balance, January 1, 2014	$13,000	$30	$8,226	$28,788	$(1,745)	$(826)	$(4,761)	$358	$43,070

Net income	-	-	-	1,165	-	-	-	37	1,202

Other comprehensive income, net of tax	-	-	-	-	425	-	-	-	425

Preferred stock dividends - SBLF	-	-	-	(30)	-	-	-		(30)

ESOP shares earned (6,250 shares)	-	-	36	-	-	55	-	-	91

Stock based compensation	-	-	42	-	-	-	-	-	42

Common stock dividends declared ($0.06 per share)	-	-	-	(152)	-	-	-	-	(152)
Balance, June 30, 2014	$13,000	$30	$8,304	$29,771	$(1,320)	$(771)	$(4,761)	$395	$44,648

Balance, January 1, 2013	$13,000	$30	$8,120	$26,685	$(1,318)	$(936)	$(4,834)	$-	$40,747

Net income	-	-	-	1,328	-	-	-	-	1,328

Other comprehensive loss, net of tax	-	-	-	-	(1,897)	-	-	-	(1,897)

ESOP shares earned (6,250 shares)	-	-	22	-	-	55	-	-	77

Stock based compensation	-	-	39	-	-	-	-	-	39

Stock options exercised	-	-	(6)	-	-	-	6	-	-

Common stock dividends declared ($0.06 per share)	-	-	-	(151)	-	-	-	-	(151)
Balance, June 30, 2013	$13,000	$30	$8,175	$27,862	$(3,215)	$(881)	$(4,828)	$-	$40,143

The accompanying notes are an integral part of the consolidated financial statements.

Pathfinder Bancorp, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	For the six months ended June 30,
(In thousands)	2014	2013
OPERATING ACTIVITIES
Net income attributable to Pathfinder Bancorp, Inc.	$1,165	$1,328
Adjustments to reconcile net income to net cash flows from operating activities:
Provision for loan losses	520	600
Proceeds from sales of loans	-	10,237
Originations of loans held-for-sale	-	(9,825)
Realized gains on sales and redemptions of:
Real estate acquired through foreclosure	(30)	(39)
Loans	-	(412)
Available-for-sale investment securities	(26)	(99)
Depreciation	399	350
Amortization of mortgage servicing rights	7	(76)
Amortization of deferred loan costs	59	66
Earnings on bank owned life insurance	(126)	(110)
Realized gain on proceeds from bank owned life insurance	-	(2)
Net amortization of premiums and discounts on investment securities	339	403
Amortization of intangible assets	6	-
Stock based compensation and ESOP expense	133	116
Net change in accrued interest receivable	(60)	(82)
Net change in other assets and liabilities	(840)	155
Net cash flows from operating activities	1,546	2,610
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(25,688)	(33,716)
Purchase of investment securities held-to-maturity	(8,767)	-
Proceeds from maturities of interest earning time deposits	-	500
Net proceeds of Federal Home Loan Bank stock	(44)	(716)
Proceeds from maturities and principal reductions of
investment securities available-for-sale	7,378	13,526
Proceeds from maturities and principal reductions of
investment securities held-to-maturity	399	-
Proceeds from sales and redemptions of:
Available-for-sale investment securities	506	5,572
Real estate acquired through foreclosure	273	188
Purchase of bank owned life insurance	(1,780)	-
Proceeds from bank owned life insurance	-	2
Net change in loans	(17,989)	(4,325)
Purchase of premises and equipment	(1,051)	(422)
Net cash flows from investing activities	(46,763)	(19,391)
FINANCING ACTIVITIES
Net change in demand deposits, NOW accounts, savings accounts,
money management deposit accounts, MMDA accounts and escrow deposits	29,707	18,718
Net change in time deposits and brokered deposits	8,316	(10,144)
Net change in short-term borrowings	1,000	18,860
Payments on long-term borrowings	(55)	(9,056)
Cash dividends paid to preferred shareholder – SBLF	(30)	-
Cash dividends paid to common shareholders	(157)	(83)
Change in noncontrolling interest, net	37	(151)
Net cash flows from financing activities	38,818	18,144
Change in cash and cash equivalents	(6,399)	1,363
Cash and cash equivalents at beginning of period	16,575	8,665
Cash and cash equivalents at end of period	$10,176	$10,028
CASH PAID DURING THE PERIOD FOR:
Interest	$1,379	$1,802
Income taxes	331	467
NON-CASH INVESTING ACTIVITY
Real estate acquired in exchange for loans	392	170

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Pathfinder Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Certain amounts in the 2013 consolidated financial statements may have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income or comprehensive income as previously reported.

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

On June 11, 2014, Pathfinder Bancorp, Inc. (“Pathfinder-Federal”), the holding company of Pathfinder Bank (the “Bank”), announced that Pathfinder Bancorp, Inc., a Maryland corporation and the proposed new holding company of the Bank (“New Pathfinder”), filed a registration statement on June 11, 2014, with the Securities and Exchange Commission in connection with the previously announced mutual-to-stock conversion of Pathfinder Bancorp, MHC.

In connection with the conversion, New Pathfinder expects to offer for sale between 1,700,000 and 2,645,000 shares of common stock at a purchase price of $10.00 per share in the offering.  The shares to be offered for sale represent the 60.8% of the outstanding shares of common stock of Pathfinder-Federal currently owned by Pathfinder Bancorp, MHC, as adjusted for the assets of Pathfinder Bancorp, MHC.  In addition, at the conclusion of the conversion, the existing shares of common stock held by the public stockholders of Pathfinder-Federal will be exchanged for new shares of common stock of New Pathfinder at an exchange ratio estimated to be between 1.0552 and 1.6417.

For further information, see the press release filed on form 8-K dated June 11, 2014.

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2)  New Accounting Pronouncements

On May 28, 2014, the FASB and IASB issued their final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09 – Revenue from Contracts with Customers by the FASB and as IFRS 152 by the IASB, outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new requirements are the default guidance for any contracts (or parts of a contract) with customers that are not within the scope of other literature (e.g., guidance on leases or financial instruments). As a result, entities that have entered into contracts with customers may need to analyze those contracts or parts thereof in accordance with the ASU. For contracts within the scope of the new standard, management will be required to apply the new guidance in the ASU. An entity will need to carefully assess the ASU’s impact on all types of variable consideration and performance-based fees in particular, especially when such fees are based on future market performance. To meet the new accounting and disclosure requirements, an entity may have to gather information from contracts with customers that currently is not readily available. For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12 – Stock Compensation (Topic 718) Accounting for Share Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  Entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Examples of performance targets include an entity attaining a specified profitability metric or selling shares in an initial public offering. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved.  This ASU is intended to resolve the diverse accounting treatment of those awards in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted.  The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

(3)  Earnings per Common Share

Basic earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Net income available to common shareholders is net income less the total of preferred dividends declared.  Diluted earnings per share include the potential dilutive effect that could occur upon the assumed exercise of issued stock options that are not anti-dilutive using the treasury stock method.  Anti-dilutive stock options, not included in the computation below, were 10,000 in the three and six month periods ended June 30, 2014 and - and 53,000 in the three and six month periods ended June 30, 2013, respectively.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released to plan participants.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Basic Earnings Per Common Share
Net income available to common shareholders	$646	$823	$1,135	$1,328
Weighted average common shares outstanding	2,533	2,515	2,532	2,514
Basic earnings per common share	$0.26	$0.33	$0.45	$0.53

Diluted Earnings Per Common Share
Net income available to common shareholders	$646	$823	$1,135	$1,328
Weighted average common shares outstanding	2,533	2,515	2,532	2,514
Effect of assumed exercise of stock options	26	16	24	8
Diluted weighted average common shares outstanding	2,559	2,531	2,556	2,522
Diluted earnings per common share	$0.25	$0.33	$0.44	$0.53

(4) Investment Securities

The amortized cost and estimated fair value of investment securities are summarized as follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$18,905	$6	$(192)	$18,719
State and political subdivisions	7,484	123	(6)	7,601
Corporate	16,350	176	(23)	16,503
Residential mortgage-backed - US agency	34,971	460	(226)	35,205
Collateralized mortgage obligations – US agency	19,087	234	(219)	19,102
Total	96,797	999	(666)	97,130
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	4	-	647
Large cap equity fund	456	219	-	675
Other mutual funds	183	196	-	379
Common stock - financial services industry	270	19	-	289
Total	1,552	438	-	1,990
Total available-for-sale	$98,349	$1,437	$(666)	$99,120

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$4,820	$19	$-	$4,839
State and political subdivisions	22,819	634	-	23,453
Corporate	3,692	134	-	3,826
Residential mortgage-backed - US agency	8,549	109	(2)	8,656
Collateralized mortgage obligations – US agency	2,894	89	-	2,983
Total held-to-maturity	$42,774	$985	$(2)	$43,757

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-Sale Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$16,935	$2	$(340)	$16,597
State and political subdivisions	6,429	164	(6)	6,587
Corporate	13,498	198	-	13,696
Residential mortgage-backed - US agency	22,231	332	(424)	22,139
Collateralized mortgage obligations - agency	20,147	164	(308)	20,003
Total	79,240	860	(1,078)	79,022
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	643	5	-	648
Large cap equity fund	456	195	-	651
Other mutual funds	183	162	-	345
Common stock - financial services industry	271	22	-	293
Total	1,553	384	-	1,937
Total available-for-sale	$80,793	$1,244	$(1,078)	$80,959

Held-to-Maturity Portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$1,872	$-	$(25)	$1,847
State and political subdivisions	21,371	11	(118)	21,264
Corporate	3,746	16	(44)	3,718
Residential mortgage-backed - US agency	5,556	-	(30)	5,526
Collateralized mortgage obligations - agency	1,867	-	-	1,867
Total held-to-maturity	$34,412	$27	$(217)	$34,222

The amortized cost and estimated fair value of debt investments at June 30, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Due in one year or less	$7,401	$7,446	$186	$186
Due after one year through five years	30,793	30,922	3,960	3,968
Due after five years through ten years	4,545	4,455	17,620	17,954
Due after ten years	-	-	9,565	10,010
Sub-total	42,739	42,823	31,331	32,118
Residential mortgage-backed - US agency	34,971	35,205	8,549	8,656
Collateralized mortgage obligations - US agency	19,087	19,102	2,894	2,983
Totals	$96,797	$97,130	$42,774	$43,757

The Company’s investment securities’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	June 30, 2014
	Less than Twelve Months			Twelve Months or More			Total
	Number of			Number of			Number of
	Individual	Unrealized	Fair	Individual	Unrealized	Fair	Individual	Unrealized	Fair
	Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value
(Dollars in thousands)
Available-for-Sale
US Treasury, agencies and GSE's	3	$(5)	$4,008	11	$(187)	$11,804	14	$(192)	$15,812
State and political subdivisions	6	(6)	1,957	1	-	91	7	(6)	2,048
Corporate	7	(23)	4,498	-	-	-	7	(23)	4,498
Residential mortgage-backed - US agency	3	(6)	5,977	7	(220)	8,483	10	(226)	14,460
Collateralized mortgage obligations - US agency	3	(37)	3,289	5	(182)	4,230	8	(219)	7,519
Totals	22	$(77)	$19,729	24	$(589)	$24,608	46	$(666)	$44,337
Held-to-Maturity
US Treasury, agencies and GSE's	-	$-	$-	-	$-	$-	-	$-	$-
State and political subdivisions	-	-	-	-	-	-	-	-	-
Corporate	-	-	-	-	-	-	-	-	-
Residential mortgage-backed - US agency	1	(2)	1,008	-	-	-	1	(2)	1,008
Collateralized mortgage obligations - US agency	-	-	-	-	-	-	-	-	-
Totals	1	$(2)	$1,008	-	$-	$-	1	$(2)	$1,008

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

Management does not believe any individual unrealized loss in other securities within the portfolio as of June 30, 2014 represents OTTI.    All  securities are rated A3 or better by Moody’s, with the exception of two Corporate securities and all have been in unrealized loss positions for seven months or less, with the exception of the two previously mentioned Corporate holdings, eleven US agency securities, one municipal security, seven mortgage-backed securities and five collateralized mortgage obligations.  The agency and municipal securities have relatively insignificant unrealized loss positions.  The unrealized losses reflected in the mortgage-backed security holdings and collateralized mortgage obligations are primarily attributable to changes in interest rates. The two corporate securities are floating rate notes which adjust quarterly based on 3-month Libor.  The securities are reflecting unrealized losses due to current similar offerings being originated at higher spread to Libor, as the market currently demands a greater pricing premium for the associated risk.    The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell these securities prior to the recovery of the amortized cost.

In determining whether OTTI has occurred for equity securities, the Company considers the applicable factors described above and the length of time the equity security’s fair value has been below the carrying amount. Management has determined that we have the intent and ability to retain the equity securities for a sufficient period of time to allow for recovery. All of the Company’s equity securities had a fair value greater than the book value at June 30, 2014.

Gross realized gains (losses) on sales of securities for the indicated periods are detailed below:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2014	2013	2014	2013
Realized gains	$24	$65	$26	$104
Realized losses	-	(5)	-	(5)
	$24	$60	$26	$99

As of June 30, 2014 and December 31, 2013, securities with a fair value of $79.0 million and $58.6 million, respectively, were pledged to collateralize certain municipal deposit relationships.  As of the same dates, securities with a fair value of $20.7 million and $21.6 million were pledged against certain borrowing arrangements.

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

The composition of net periodic pension plan and postretirement plan costs for the indicated periods is as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	For the three months ended June 30,				For the six months ended June 30,
(In thousands)	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$-	$-	$-	$-	$-	$-	$-	$-
Interest cost	102	95	4	5	203	189	9	9
Expected return on plan assets	(235)	(214)	-	-	(471)	(426)	-	-
Amortization of net losses	7	90	4	5	15	180	7	10
Net periodic benefit plan (benefit) cost	$(126)	$(29)	$8	$10	$(253)	$(57)	$16	$19

The Company will evaluate the need for further contributions to the defined benefit pension plan during 2014.  The prepaid pension asset is recorded in other assets on the statement of condition as of June 30, 2014.

(6)  Loans

Major classifications of loans at the indicated dates are as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$169,095	$166,298
Construction	1,444	1,982
Total residential mortgage loans	170,539	168,280

Commercial loans:
Real estate	109,381	95,536
Lines of credit	16,127	14,444
Other commercial and industrial	33,674	32,675
Municipal	3,122	5,122
Total commercial loans	162,304	147,777

Consumer loans:
Home equity and junior liens	21,554	21,110
Other consumer	4,144	4,166
Total consumer loans	25,698	25,276

Total loans	358,541	341,333
Net deferred loan costs	235	300
Less allowance for loan losses	(5,166)	(5,041)
Loans receivable, net	$353,610	$336,592

The Company originates residential mortgage, commercial, and consumer loans largely to customers throughout Oswego and Onondaga counties. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers’ abilities to honor their loan contracts is dependent upon the counties’ employment and economic conditions.

As of June 30, 2014 and December 31, 2013, residential mortgage loans with a carrying value of $117.7 million and $114.8 million, respectively, have been pledged by the Company to the Federal Home Loan Bank of New York (“FHLBNY”) under a blanket collateral agreement to secure the Company’s line of credit and term borrowings.

Loan Origination / Risk Management

The Company’s lending policies and procedures are presented in Note 5 to the consolidated financial statements included in the 2013 Annual Report filed on Form 10-K on March 17, 2014 as amended March 25, 2014, and have not changed.

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
Other consumer

The following tables present the classes of the loan portfolio, not including net deferred loan costs, summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system as of the dates indicated:

	As of June 30, 2014
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$162,940	$1,342	$3,643	$1,170	$169,095
Construction	1,444	-	-	-	1,444
Total residential mortgage loans	164,384	1,342	3,643	1,170	170,539
Commercial loans:
Real estate	103,138	1,212	4,563	468	109,381
Lines of credit	14,568	518	956	85	16,127
Other commercial and industrial	32,506	366	770	32	33,674
Municipal	3,122	-	-	-	3,122
Total commercial loans	153,334	2,096	6,289	585	162,304
Consumer loans:
Home equity and junior liens	20,416	327	631	180	21,554
Other consumer	4,041	26	77	-	4,144
Total consumer loans	24,457	353	708	180	25,698
Total loans	$342,175	$3,791	$10,640	$1,935	$358,541

	As of December 31, 2013
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage loans:
1-4 family first-lien residential mortgages	$160,013	$1,649	$4,622	$14	$166,298
Construction	1,982	-	-	-	1,982
Total residential mortgage loans	161,995	1,649	4,622	14	168,280
Commercial loans:
Real estate	90,162	918	4,456	-	95,536
Lines of credit	12,941	560	943	-	14,444
Other commercial and industrial	31,159	468	899	149	32,675
Municipal	5,122	-	-	-	5,122
Total commercial loans	139,384	1,946	6,298	149	147,777
Consumer loans:
Home equity and junior liens	19,567	487	976	80	21,110
Other consumer	4,040	30	74	22	4,166
Total consumer loans	23,607	517	1,050	102	25,276
Total loans	$324,986	$4,112	$11,970	$265	$341,333

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

An age analysis of past due loans, segregated by portfolio segment and class of loans, as of June 30, 2014 and December 31, 2013, are detailed in the following tables:

	As of June 30, 2014

	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	And Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$1,400	$579	$2,475	$4,454	$164,641	$169,095
Construction	-	-	-	-	1,444	1,444
Total residential mortgage loans	1,400	579	2,475	4,454	166,085	170,539
Commercial loans:
Real estate	1,008	1,218	2,810	5,036	104,345	109,381
Lines of credit	110	620	468	1,198	14,929	16,127
Other commercial and industrial	681	981	380	2,042	31,632	33,674
Municipal	-	-	-	-	3,122	3,122
Total commercial loans	1,799	2,819	3,658	8,276	154,028	162,304
Consumer loans:
Home equity and junior liens	125	13	306	444	21,110	21,554
Other consumer	56	33	10	99	4,045	4,144
Total consumer loans	181	46	316	543	25,155	25,698
Total loans	$3,380	$3,444	$6,449	$13,273	$345,268	$358,541

	As of December 31, 2013
	30-59 Days	60-89 Days	90 Days
	Past Due	Past Due	And Over	Total		Total Loans
(In thousands)	And Accruing	And Accruing		Past Due	Current	Receivable
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,213	$1,472	$2,194	$5,879	$160,419	$166,298
Construction	-	-	-	-	1,982	1,982
Total residential mortgage loans	2,213	1,472	2,194	5,879	162,401	168,280
Commercial loans:
Real estate	1,407	1,901	1,934	5,242	90,294	95,536
Lines of credit	341	113	381	835	13,609	14,444
Other commercial and industrial	2,045	1,289	394	3,728	28,947	32,675
Municipal	-	-	-	-	5,122	5,122
Total commercial loans	3,793	3,303	2,709	9,805	137,972	147,777
Consumer loans:
Home equity and junior liens	954	281	402	1,637	19,473	21,110
Other consumer	46	51	45	142	4,024	4,166
Total consumer loans	1,000	332	447	1,779	23,497	25,276
Total loans	$7,006	$5,107	$5,350	$17,463	$323,870	$341,333

Nonaccrual loans, segregated by class of loan, were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Residential mortgage loans:
1-4 family first-lien residential mortgages	$2,475	$2,194
	2,475	2,194
Commercial loans:
Real estate	2,810	1,934
Lines of credit	468	381
Other commercial and industrial	380	394
	3,658	2,709
Consumer loans:
Home equity and junior liens	306	402
Other consumer	10	45
	316	447
Total nonaccrual loans	$6,449	$5,350

There were no loans past due ninety days or more and still accruing interest at June 30, 2014 or December 31, 2013.

The Company is required to disclose certain activities related to Troubled Debt Restructurings (“TDRs”) in accordance with accounting guidance.  Certain loans have been modified in a TDR where economic concessions have been granted to a borrower who is experiencing, or expected to experience, financial difficulties.  These economic concessions could include a reduction in the loan interest rate, extension of payment terms, reduction of principal amortization, or other actions that it would not otherwise consider for a new loan with similar risk characteristics.

The Company is required to disclose new TDRs for each reporting period for which an income statement is being presented.  The Company has determined that there were no new TDRs for the three and six month periods ended June 30, 2014 and June 30, 2013.

Accordingly, the Company has determined that there were no payment defaults as there were no new TDRs that occurred within the prior twelve months.

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

At June 30, 2014, the Company valued seven performing TDR loans, classified as impaired, across five relationships totaling $1.9 million based on the present values of the expected future cash flows discounted at the pre-modification interest rate (also known as the effective interest rate), resulting in an aggregate specific reserve of $48,000.  These loans were formerly valued at the fair value less costs to sell at March 31, 2014, at which time they were also performing.  Had the loans continued to be evaluated at their fair value less costs to sell at June 30, 2014, their aggregate specific reserve would have been $221,000.  As a result of the Company’s change in the evaluation process for these seven performing TDRs, the aggregate specific reserve was reduced by this difference of $173,000.  This change better reflects the value of these performing TDRs as the receipt of contractual principal and interest payments is no longer in doubt at June 30, 2014.

The Company also classified three nonperforming loans with an aggregate balance of $450,000 within one relationship as impaired at June 30, 2014.  As all three loans were nonperforming, they are categorized as collateral dependent and therefore valued at the fair value less costs to sell, resulting in a total specific reserve of $264,000.

Impaired Loans

The following tables summarize impaired loan information by portfolio class at the indicated dates:

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
1-4 family first-lien residential mortgages	$1,312	$1,325	$-	$550	$550	$-
Commercial real estate	1,086	1,109	-	1,496	1,499	-
Commercial lines of credit	189	197	-	196	196	-
Other commercial and industrial	330	344	-	266	266	-
Home equity and junior liens	6	6	-	294	294	-
Other consumer	-	-	-	-	-	-
With an allowance recorded:
1-4 family first-lien residential mortgages	-	-	-	402	402	59
Commercial real estate	4,174	4,197	681	2,045	2,054	649
Commercial lines of credit	279	300	229	185	200	135
Other commercial and industrial	175	175	118	139	139	107
Home equity and junior liens	365	365	34	165	165	84
Other consumer	15	15	7	2	2	2
Total:
1-4 family first-lien residential mortgages	1,312	1,325	-	952	952	59
Commercial real estate	5,260	5,306	681	3,541	3,553	649
Commercial lines of credit	468	497	229	381	396	135
Other commercial and industrial	505	519	118	405	405	107
Home equity and junior liens	371	371	34	459	459	84
Other consumer	15	15	7	2	2	2
Totals	$7,931	$8,033	$1,069	$5,740	$5,767	$1,036

The following table presents the average recorded investment in impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
1-4 family first-lien residential mortgages	$4	$(17)	$9	$13
Commercial real estate	27	27	55	72
Commercial lines of credit	-	7	1	11
Other commercial and industrial	7	7	20	12
Home equity and junior liens	3	3	6	18
Other consumer	-	-	-	-
Total	$41	$27	$91	$126

The following table presents the cash basis interest income recognized on impaired loans for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
1-4 family first-lien residential mortgages	$4	$(17)	$9	$13
Commercial real estate	27	27	55	72
Commercial lines of credit	-	7	1	11
Other commercial and industrial	7	7	20	12
Home equity and junior liens	3	3	6	18
Other consumer	-	-	-	-
Total	$41	$27	$91	$126

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

	For the three months ended June 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$604	$-	$2,436	$523	$974
Charge-offs	(30)	-	-	-	(95)
Recoveries	1	-	-	1	2
Provisions	(84)	-	188	30	(30)
Ending balance	$491	$-	$2,624	$554	$851
Ending balance: related to loans
individually evaluated for impairment	-	-	681	229	118
Ending balance: related to loans
collectively evaluated for impairment	$491	$-	$1,943	$325	$733

Loans receivables:
Ending balance	$169,095	$1,444	$109,381	$16,127	$33,674
Ending balance: individually
evaluated for impairment	1,312	-	5,260	468	505
Ending balance: collectively
evaluated for impairment	$167,783	$1,444	$104,121	$15,659	$33,169

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1	$432	$102	$(73)	$4,999
Charge-offs	-	-	(9)	-	(134)
Recoveries	-	-	22	-	26
Provisions	-	(10)	(6)	187	275
Ending balance	$1	$422	$109	$114	$5,166
Ending balance: related to loans
individually evaluated for impairment	-	34	7	-	1,069
Ending balance: related to loans
collectively evaluated for impairment	$1	$388	$102	$114	$4,097

Loans receivables:
Ending balance	$3,122	$21,554	$4,144		$358,541
Ending balance: individually
evaluated for impairment	-	371	15		7,931
Ending balance: collectively
evaluated for impairment	$3,122	$21,183	$4,129		$350,610

	For the six months ended June 30, 2014
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$649	$-	$2,302	$397	$834
Charge-offs	(42)	-	(47)	(85)	(153)
Recoveries	1	-	-	3	3
Provisions	(117)	-	369	239	167
Ending balance	$491	$-	$2,624	$554	$851

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$433	$136	$288	$5,041
Charge-offs	-	(50)	(60)	-	(437)
Recoveries	-	-	35	-	42
Provisions	(1)	39	(2)	(174)	520
Ending balance	$1	$422	$109	$114	$5,166

	For the three months ended June 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$828	$-	$1,895	$473	$854
Charge-offs	(92)	-	-	-	(5)
Recoveries	1	-	-	-	-
Provisions	(152)	-	160	(55)	196
Ending balance	$585	$-	$2,055	$418	$1,045
Ending balance: related to loans
individually evaluated for impairment	9	-	455	171	240
Ending balance: related to loans
collectively evaluated for impairment	$576	$-	$1,600	$247	$805

Loans receivables:
Ending balance	$167,232	$1,461	$91,002	$12,615	$34,438
Ending balance: individually
evaluated for impairment	579	-	3,841	454	811
Ending balance: collectively
evaluated for impairment	$166,653	$1,461	$87,161	$12,161	$33,627

		Home equity	Other
	Municipal	and junior liens	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$489	$139	$6	$4,686
Charge-offs	-	-	(11)	-	(108)
Recoveries	-	-	9	-	10
Provisions	1	(35)	(2)	163	276
Ending balance	$3	$454	$135	$169	$4,864
Ending balance: related to loans
individually evaluated for impairment	-	66	2	-	943
Ending balance: related to loans
collectively evaluated for impairment	$3	$388	$133	$169	$3,921

Loans receivables:
Ending balance	$5,372	$21,272	$3,858		$337,250
Ending balance: individually
evaluated for impairment	-	470	2		6,157
Ending balance: collectively
evaluated for impairment	$5,372	$20,802	$3,856		$331,093

	For the six months ended June 30, 2013
	1-4 family
	first-lien	Residential			Other
	residential	construction	Commercial	Commercial	commercial
(In thousands)	mortgage	mortgage	real estate	lines of credit	and industrial
Allowance for loan losses:
Beginning Balance	$811	$-	$1,748	$440	$750
Charge-offs	(104)	-	-	(49)	(15)
Recoveries	13	-	-	-	-
Provisions	(135)	-	307	27	310
Ending balance	$585	$-	$2,055	$418	$1,045

		Home equity	Other
	Municipal	and junior liens	consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2	$494	$168	$88	$4,501
Charge-offs	-	(81)	(39)	-	(288)
Recoveries	-	13	25	-	51
Provisions	1	28	(19)	81	600
Ending balance	$3	$454	$135	$169	$4,864

 (8)  Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit when issued have expiration dates within one year of issuance.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting these commitments.  The Company had $4.8 million of standby letters of credit outstanding as of June 30, 2014.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.   The fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

Impaired loans: Impaired loans are those loans in which the Company has measured impairment based on the fair value of the loan’s collateral or the discounted value of expected future cash flows.  Fair value is generally determined based upon market value evaluations by third parties of the properties and/or estimates by management of working capital collateral or discounted cash flows based upon expected proceeds.  These appraisals may include up to three approaches to value: the sales comparison approach, the income approach (for income-producing property), and the cost approach.  Management modifies the appraised values, if needed, to take into account recent developments in the market or other factors, such as, changes in absorption rates or market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition.  Such modifications to the appraised values could result in lower valuations of such collateral. Estimated costs to sell are based on current amounts of disposal costs for similar assets.  These measurements are classified as Level 3 within the valuation hierarchy. Impaired loans are subject to nonrecurring fair value adjustment upon initial recognition or subsequent impairment.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

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

The following tables summarize assets measured at fair value on a recurring basis as of the indicated dates, segregated by the level of valuation inputs within the hierarchy utilized to measure fair value:

	June 30, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$18,719	$-	$18,719
State and political subdivisions	-	7,601	-	7,601
Corporate	-	16,503	-	16,503
Residential mortgage-backed - US agency	-	35,205	-	35,205
Collateralized mortgage obligations – US agency	-	19,102	-	19,102
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	647	-	-	647
Large cap equity fund	675	-	-	675
Other mutual funds	-	379	-	379
Common stock - financial services industry	39	250	-	289
Total available-for-sale securities	$1,361	$97,759	$-	$99,120

Interest rate swap derivative	$-	$(112)	$-	$(112)

	December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Available-for-sale portfolio
Debt investment securities:
US Treasury, agencies and GSEs	$-	$16,597	$-	$16,597
State and political subdivisions	-	6,587	-	6,587
Corporate	-	13,696	-	13,696
Residential mortgage-backed - US agency	-	22,139	-	22,139
Collateralized mortgage obligations - US agency		20,003		20,003
Equity investment securities:
Mutual funds:
Ultra short mortgage fund	648	-	-	648
Large cap equity fund	651	-	-	651
Other mutual funds	-	345	-	345
Common stock - financial services industry	42	251	-	293
Total available-for-sale securities	$1,341	$79,618	$-	$80,959

Interest rate swap derivative	$-	$(135)	$-	$(135)

Pathfinder Bank had the following assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$1,067	$1,067
Foreclosed real estate	$-	$-	$264	$264

	December 31, 2013
				Total Fair
(In thousands)	Level 1	Level 2	Level 3	Value
Impaired loans	$-	$-	$258	$258
Foreclosed real estate	$-	$-	$69	$69

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value at the indicated dates.

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At June 30, 2014 (Unaudited)
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(14%)
	(Sales Approach)	Costs to Sell	4% - 50%	(10%)
	(Discounted Cash Flow)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 8%	(7%)

		Quantitative Information about Level 3 Fair Value Measurements

	Valuation	Unobservable	Range
	Techniques	Input	(Weighted Avg.)
At December 31, 2013
Impaired loans	Appraisal of collateral	Appraisal Adjustments	5% - 30%	(14%)
	(Sales Approach)	Costs to Sell	6% - 50%	(12%)

Foreclosed real estate	Appraisal of collateral	Appraisal Adjustments	15% - 15%	(15%)
	(Sales Approach)	Costs to Sell	6% - 7%	(6%)

There have been no transfers of assets into or out of any fair value measurement level during the quarter ended June 30, 2014.  Required disclosures include fair value information of financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

The carrying amounts and fair values of the Company’s financial instruments as of the indicated dates are presented in the following table:

		June 30, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars In thousands)	Hierarchy	Amounts	Fair Values	Amounts	Fair Values
Financial assets:
Cash and cash equivalents	1	$10,176	$10,176	$16,575	$16,575
Interest earning time deposits	1	500	500	500	500
Investment securities - available-for-sale	1	1,361	1,361	1,341	1,341
Investment securities - available-for-sale	2	97,759	97,759	79,618	79,618
Investment securities - held-to-maturity	2	42,774	43,757	34,412	34,222
Federal Home Loan Bank stock	2	2,484	2,484	2,440	2,440
Net loans	3	353,610	361,408	336,592	343,660
Accrued interest receivable	1	1,775	1,775	1,715	1,715

Financial liabilities:
Demand Deposits, Savings, NOW and MMDA	1	$275,800	$275,800	$250,248	$250,248
Time Deposits	2	172,363	172,518	159,892	160,201
Borrowings	2	41,798	42,161	40,853	41,255
Junior subordinated debentures	2	5,155	5,148	5,155	4,825
Accrued interest payable	1	67	67	86	86
Interest rate swap derivative	2	112	112	135	135

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

The Company has $5.0 million of floating rate trust preferred debt indexed to 3-month LIBOR.  As a result, it is exposed to variability in cash flows related to changes in projected interest payments caused by changes in the benchmark interest rate.  During the fourth quarter of fiscal 2009, the Company entered into an interest rate swap agreement, with a $2.0 million notional amount, to convert a portion of the variable-rate junior subordinated debentures to a fixed rate for a term of approximately 7 years at a rate of 4.96%.  The derivative is designated as a cash flow hedge.  The hedging strategy ensures that changes in cash flows from the derivative will be highly effective at offsetting changes in interest expense from the hedged exposure.

The following table summarizes the fair value of the outstanding derivative and its presentation on the statements of condition:

		June 30,	December 31,
(In thousands)		2014	2013
Cash flow hedge:
	Other liabilities	$112	$135

The change in accumulated other comprehensive loss on a pretax basis and the impact on earnings from the interest rate swap that qualifies as a cash flow hedge for the periods indicated below were as follows:

	Three Months Ended June 30,
(In thousands)	2014	2013
Balance as of March 31:	$(123)	$(180)
Amount of (gains) losses recognized in other comprehensive income	(4)	13
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	15	15
Balance as of June 30:	$(112)	$(152)

	Six Months Ended June 30,
(In thousands)	2014	2013
Balance as of December 31:	$(135)	$(195)
Amount of (gains) losses recognized in other comprehensive income	(7)	13
Amount of loss reclassified from other comprehensive income
and recognized as interest expense	30	30
Balance as of June 30:	$(112)	$(152)

No amount of ineffectiveness has been included in earnings and the changes in fair value have been recorded in other comprehensive income (loss).  Some, or all, of the amount included in accumulated other comprehensive income loss would be reclassified into current earnings should a portion of, or the entire hedge no longer be considered effective, but at this time, management expects the hedge to remain fully effective during the remaining term of the swap.

The Company posted cash of $200,000 under arrangements to satisfy collateral requirements associated with the interest rate swap contract.

(11)  Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the periods indicated are summarized in the table below.

	For the three months ended June 30, 2014
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial Derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(975)	$(74)	$290	$(763)	$(1,522)
Other comprehensive income (loss) before reclassifications	-	(2)	185	18	201
Amounts reclassified from AOCI	6	9	(14)	-	1
Ending balance	$(969)	$(67)	$461	$(745)	$(1,320)

	For the six months ended June 30, 2014
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(982)	$(81)	$99	$(781)	$(1,745)
Other comprehensive income (loss) before reclassifications	-	(4)	378	36	410
Amounts reclassified from AOCI	13	18	(16)	-	15
Ending balance	$(969)	$(67)	$461	$(745)	$(1,320)

	For the three months ended June 30, 2013
(In thousands)	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Securities reclassified from AFS to HTM	Total
Beginning balance	$(2,708)	$(108)	$1,316	$-	$(1,500)
Other comprehensive income (loss) before reclassifications	-	8	(1,753)	-	(1,745)
Amounts reclassified from AOCI	57	9	(36)	-	30
Ending balance	$(2,651)	$(91)	$(473)	$-	$(3,215)

	For the six months ended June 30, 2013
	Retirement Plans	Unrealized Gains and Losses on Financial derivative	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Loss on Securities Transferred to Held-to-Maturity	Total
Beginning balance	$(2,765)	$(117)	$1,564	$-	$(1,318)
Other comprehensive income (loss) before reclassifications	-	8	(1,978)	-	(1,970)
Amounts reclassified from AOCI	114	18	(59)	-	73
Ending balance	$(2,651)	$(91)	$(473)	$-	$(3,215)

 The following table presents the amounts reclassified out of each component of AOCI for the indicated period:

	Amount Reclassified			Amount Reclassified
	from AOCI1			from AOCI1
	(Unaudited)			(Unaudited)
(In thousands)	For the three months ended			For the six months ended
Details about AOCI1 components	June 30, 2014	June 30, 2013	Affected Line Item in the Statement of Income	June 30, 2014	June 30, 2013

Unrealized holding gain on financial derivative:
Reclassification adjustment for
interest expense included in net income	$(15)	$(15)	Interest on long term borrowings	$(30)	$(30)
	6	6	Provision for income taxes	12	12
	$(9)	$(9)	Net Income	$(18)	$(18)
Retirement plan items
Retirement plan net losses
recognized in plan expenses2	$(11)	$(95)	Salaries and employee benefits	$(22)	$(190)
	5	38	Provision for income taxes	9	76
	$(6)	$(57)	Net Income	$(13)	$(114)

Available-for-sale securities
Realized gain on sale of securities	$24	$60	Net gains on sales and redemptions of investment securities	$26	$99
	(10)	(24)	Provision for income taxes	(10)	(40)
	$14	$36	Net Income	$16	$59

1 Amounts in parentheses indicates debits in net income.
2 These items are included in net periodic pension cost.
See Note 5 for additional information.

(12)  Subsequent Event

On August 12, 2014, the U.S. Securities and Exchange Commission declared effective the registration statement filed by Pathfinder Bancorp, Inc., a Maryland corporation, with respect to the conversion described in Note 1.  In addition, on August 12, 2014, the Board of Governors of the Federal Reserve System approved Pathfinder Bancorp, Inc., a Maryland corporation, to become a bank holding company by acquiring 100 percent of the shares of Pathfinder Bank and approved the application by Pathfinder Bancorp, MHC to convert from mutual to stock form.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

General

Pathfinder Bancorp, Inc. (the "Company") is a federally chartered mid-tier holding company headquartered in Oswego, New York.  The primary business of the Company is its investment in Pathfinder Bank.  The Company is majority owned by Pathfinder Bancorp, MHC, a federally-chartered mutual holding company (the "Mutual Holding Company").   At June 30, 2014, the Mutual Holding Company held 60.4% of the Company’s common stock and the public and the Employee Stock Ownership Plan (“ESOP”), collectively, held the remaining 39.6% of the outstanding common stock.  At June 30, 2014, Pathfinder Bancorp, Inc. and subsidiaries had total assets of $544.5 million, total liabilities of $499.9 million and shareholders' equity of $44.3 million plus noncontrolling interest of $395,000, which represents the 49% not owned by the Company as a result of the acquisition detailed in Note 23 within the 2013 audited consolidated financial statements filed on Form 10-K on March 17, 2014.

The following discussion reviews the Company's financial condition at June 30, 2014 and the results of operations for the three and six month periods ended June 30, 2014 and 2013.

Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the annual audited consolidated financial statements included in the 2013 Annual Report filed with the Securities and Exchange Commission on Form 10-K on March 17, 2014, as amended March 25, 2014, (“the consolidated financial statements”).  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the allowance for loan losses, deferred income taxes, pension obligations, the evaluation of investment securities for other than temporary impairment, the evaluation of goodwill for impairment, and the estimation of fair values for accounting and disclosure purposes to be the accounting areas that require the most subjective and complex judgments.  These areas could be the most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment on the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The Company establishes a specific allowance for all commercial loans in excess of the total related credit threshold of $100,000 and single borrower residential mortgage loans in excess of the total related credit threshold of $300,000 identified as being impaired which are on nonaccrual and have been risk rated under the Company’s risk rating system as substandard, doubtful, or loss. In addition, an accruing substandard loan could be identified as being impaired.  The measurement of impaired loans is generally based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less costs to sell.  The majority of the Company’s impaired loans are collateral-dependent.  For all other loans and leases, the Company uses the general allocation methodology that establishes an allowance to estimate the probable incurred loss for each risk-rating category.  The loan portfolio also represents the largest asset type on the consolidated statement of condition.  Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences.  This is attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  If current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  A valuation allowance of $458,000 was maintained at June 30, 2014, as management believes it may not generate sufficient capital gains to offset its capital loss carry forward.  The Company’s effective tax rate differs from the statutory rate due primarily to non-taxable income from investment securities and bank owned life insurance.

We maintain a noncontributory defined benefit pension plan covering substantially all employees. The plan provides defined benefits based on years of service and final average salary. On May 14, 2012, we informed our employees of our decision to freeze participation and benefit accruals under the plan, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  Pension and post-retirement benefit plan liabilities and expenses are based upon actuarial assumptions of future events; including fair value of plan assets, interest rates, and the length of time the Company will have to provide those benefits.  The assumptions used by management are discussed in Note 12 to the consolidated annual financial statements.

Management performs an annual evaluation of our goodwill for possible impairment. Based on the results of the December 31, 2013 evaluation, management has determined that the carrying value of goodwill was not impaired as of that date. The evaluation approach is described in Note 9 of the audited consolidated financial statements. Further information on the estimation of fair values can be found in Note 20 to the consolidated financial statements.

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

Recent Events

On June 11, 2014, Pathfinder Bancorp, Inc. announced that Pathfinder Bancorp, Inc., a Maryland corporation and the proposed new holding company for Pathfinder Bank, filed a registration statement on June 11, 2014 with the Securities and Exchange Commission in connection with the previously announced conversion of Pathfinder Bancorp, MHC from a mutual holding company to a stock holding company.

Additionally, the Company announced on June 26, 2014 that its Board of Directors declared a quarterly dividend of $0.03 per common share payable on August 4, 2014 to shareholders of record on July 15, 2014.

Overview and Results of Operations

We had net income of $676,000 for the three months ended June 30, 2014 compared to net income of $823,000 for the three months ended June 30, 2013.  The decrease in the net income of $147,000, or 17.9%, was due primarily to the sale of $8.8 million in residential mortgage loans during the second quarter of 2013 which resulted in a net gain of $288,000 after tax.  We had net income of $1.2 million for the six months ended June 30, 2014 compared to net income of $1.3 million for the six months ended June 30, 2013.  The decrease in net income was due primarily to the $288,000 after tax gain from the $8.8 million in residential loans sold during the second quarter of 2013.

Return on average assets was 0.49% for the three month period ended June 30, 2014 compared to 0.66% for the corresponding period in 2013.  The decrease was due to the decrease in net income and an increase in average assets, the latter due principally to increased levels of commercial real estate loans and investment securities between the year over year second quarter periods.  Return on average assets was 0.44% for the six month period in 2014 as compared to 0.53% for the comparable prior year period.  This decrease was also due to an increase in average assets.

Net interest margin, on a tax-equivalent basis, improved 3 basis points to 3.43% through the first quarter of 2014 as compared to the same prior year period.  For the six month period ended June 30, 2014, net interest margin improved by 5 basis points to 3.45% as compared to the same prior year period.

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

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated. Interest income and resultant yield information in the table is on a fully tax-equivalent basis using marginal federal income tax rates of 34%. Averages are computed on the daily average balance for each month in the period divided by the number of days in the period. Yields and amounts earned include loan fees. Nonaccrual loans have been included in interest-earning assets for purposes of these calculations.

	For the three months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$169,162	$1,845	4.36%	$174,625	$1,978	4.53%
Real estate loans commercial	105,117	1,433	5.45%	87,475	1,169	5.35%
Commercial and Municipal loans	52,452	495	3.77%	53,148	622	4.68%
Home equity and consumer loans	25,549	340	5.32%	25,244	359	5.69%
Taxable investment securities	108,842	483	1.77%	97,518	423	1.74%
Tax-exempt investment securities	26,960	293	4.35%	25,653	284	4.43%
Interest-earning time deposit	500	2	1.60%	1,821	5	1.10%
Interest-earning deposits	3,983	1	0.10%	5,571	2	0.14%
Total interest-earning assets	492,565	4,892	3.98%	471,055	4,842	4.11%
Noninterest-earning assets:
Other assets	39,106			33,811
Allowance for loan losses	(5,077)			(4,756)
Net unrealized gains
on available-for sale-securities	723			2,235
Total assets	$527,317			$502,345
Interest-bearing liabilities:
NOW accounts	$37,342	$16	0.17%	$40,441	$20	0.20%
Money management accounts	13,342	5	0.15%	14,374	7	0.19%
MMDA accounts	98,551	96	0.39%	81,106	87	0.43%
Savings and club accounts	74,793	16	0.09%	69,595	13	0.07%
Time deposits	159,982	364	0.91%	165,688	502	1.21%
Junior subordinated debentures	5,155	41	3.18%	5,155	41	3.18%
Borrowings	35,842	128	1.43%	31,344	163	2.08%
Total interest-bearing liabilities	425,007	666	0.63%	407,703	833	0.82%
Noninterest-bearing liabilities:
Demand deposits	54,269			48,821
Other liabilities	3,602			4,286
Total liabilities	482,878			460,810
Shareholders' equity	44,439			41,535
Total liabilities & shareholders' equity	$527,317			$502,345
Net interest income		$4,226			$4,009
Net interest rate spread			3.35%			3.29%
Net interest margin			3.43%			3.40%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.90%			115.54%

	For the six months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield /	Average		Yield /
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Real estate loans residential	$168,951	$3,729	4.41%	$176,270	$4,037	4.58%
Real estate loans commercial	101,899	2,504	4.91%	84,728	2,278	5.38%
Commercial and Municipal loans	52,732	1,265	4.80%	52,151	1,230	4.72%
Home equity and consumer loans	25,421	690	5.43%	25,291	718	5.68%
Taxable investment securities	102,705	936	1.82%	95,681	842	1.76%
Tax-exempt investment securities	27,053	588	4.35%	25,815	573	4.44%
Interest-earning time deposit	500	4	1.60%	1,910	11	1.15%
Interest-earning deposits	4,821	2	0.08%	6,340	3	0.09%
Total interest-earning assets	484,082	9,718	4.01%	468,186	9,692	4.14%
Noninterest-earning assets:
Other assets	38,964			33,329
Allowance for loan losses	(5,082)			(4,654)
Net unrealized gains
on available for sale securities	590			2,379
Total assets	$518,554			$499,240
Interest-bearing liabilities:
NOW accounts	$39,086	$33	0.17%	$39,901	$38	0.19%
Money management accounts	13,327	10	0.15%	14,409	16	0.22%
MMDA accounts	94,529	190	0.40%	81,156	183	0.45%
Savings and club accounts	74,865	31	0.08%	68,737	27	0.08%
Time deposits	155,946	762	0.98%	164,923	1,024	1.24%
Junior subordinated debentures	5,155	80	3.10%	5,155	81	3.14%
Borrowings	35,055	254	1.45%	31,887	361	2.26%
Total interest-bearing liabilities	417,963	1,360	0.65%	406,168	1,730	0.85%
Noninterest-bearing liabilities:
Demand deposits	53,167			47,799
Other liabilities	3,563			3,960
Total liabilities	474,693			457,927
Shareholders' equity	43,861			41,313
Total liabilities & shareholders' equity	$518,554			$499,240
Net interest income		$8,358			$7,962
Net interest rate spread			3.36%			3.29%
Net interest margin			3.45%			3.40%
Ratio of average interest-earning assets
to average interest-bearing liabilities			115.82%			115.27%

Net interest income, on a tax-equivalent basis, increased $216,000, or 5.4%, to $4.2 million for the three months ended June 30, 2014 as compared to $4.0 million for the three months ended June 30, 2013. The increase in net interest income was principally due to the decrease in average rates paid on time deposits and FHLBNY borrowings. When comparing the three months end June 30, 2014 to the three months ended June 30, 2013, the average yield on average interest-earning assets declined by 13 basis points, whereas the average rates paid on interest-bearing liabilities declined by 19 basis points. As a result, our interest spread for the three months ended June 30, 2014 increased to 3.35% from 3.29% during the three months ended June 30, 2013.

Net interest income, on a tax-equivalent basis, increased $396,000, or 5.0%, to $8.4 million for the six months ended June 30, 2014 as compared to $8.0 million for the six months ended June 30, 2013.  The increase in net interest income was principally due to the decrease in average rates paid on time deposits and FHLBNY borrowings. When comparing the six months end June 30, 2014 to the six months ended June 30, 2013, the average yield on average interest-earning assets declined by 13 basis points, whereas the average rates paid on interest-bearing liabilities declined by 20 basis points. As a result, our interest rate spread for the six months ended June 30, 2014 increased to 3.36% from 3.29% during the six months ended June 30, 2013.

Interest income on a tax-equivalent basis increased $49,000, or 1.0%, to $4.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase in our interest income was primarily due to an increase in interest income on investment securities of $68,000, or 9.6%, to $775,000 for the three months ended June 30, 2014, partially offset by a slight decrease in interest income from loans of $15,000, or 0.4%, to $4.1 million for the three months ended June 30, 2014. The average balance of interest earning assets increased $21.5 million, or 4.6%, to $492.6 million for the three months ended June 30, 2014 from $471.1 million for the three months ended June 30, 2013 as we increased our emphasis on growing our commercial real estate loan portfolio.  Our average yield earned on interest earning assets decreased 13 basis points to 3.98% during the three months ended June 30, 2014 from 4.11% during the three months ended June 30, 2013 due to the low continuing interest rate environment.

Interest income on loans remained at $4.1 million for the three months ended June 30, 2014 and 2013 primarily as a result of the increase in interest income from commercial real estate loans which increased $264,000, or 22.6%, to $1.4 million for the three months ended June 30, 2014. The average balance of commercial real estate loans increased $17.6 million, or 20.2%, to $105.1 million for the three months ended June 30, 2014 from $87.5 million for the three months ended June 30, 2013 due to our continued emphasis in our business strategy to expand into the Syracuse market. The average yield earned on our commercial real estate loans increased 10 basis points to 5.45% for the three months ended June 30, 2014. Interest income on all other loan products decreased $279,000 to $2.7 million for the three months ended June 30, 2014 primarily as a result of the decrease in the average yields on residential real estate loans and commercial and municipal loans. The average yield earned on our residential mortgage loan portfolio decreased 17 basis points to 4.36% during the three months ended June 30, 2014, as higher rate amortizing mortgages were replaced with new originations reflecting lower current market rates.  In addition, the average balance of our residential mortgage loan portfolio decreased by $5.5 million, or 3.1%, to $169.2 million for the three months ended June 30, 2014 from $174.6 million for the three months ended June 30, 2013, primarily due to the $8.8 million residential loan sale of longer-term lower yielding fixed rate loans in the second quarter of 2013. The average yield earned on our commercial and municipal loans decreased 91 basis points to 3.77% for the three months ended June 30, 2014 as higher interest rate maturing loans were replaced with new loans at the current lower market interest rate.

Interest income on taxable investment securities increased $59,000 for the three months ended June 30, 2014 due principally to an increase of $11.3 million, or 11.6%, in the average balance of taxable investment securities for the three months ended June 30, 2014 due to the need for additional collateral in support of our increasing balances of municipal deposits. In addition, the average yield on such securities increased 3 basis points to 1.77% for the three months ended June 30, 2014.  Interest income on tax-exempt securities increased $9,000 to $293,000 for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.  This slight increase was due to the average balance of tax-exempt securities increasing $1.3 million to $27.0 million for the three months ended June 30, 2014, partially offset by the decrease in the average yield earned on the tax-exempt securities, which decreased 8 basis points to 4.35% for the three months ended June 30, 2014.

Interest income on a tax-equivalent basis increased nominally by $26,000, or 0.3%, to $9.7 million for the six months ended June 30, 2014 as compared to the prior year period. The increase in our interest income was primarily due to an increase in interest income on investment securities of $109,000, or 7.7%, to $1.5 million for the six months ended June 30, 2014, partially offset by a slight decrease in interest income from loans of $75,000, or 0.9%, to $8.2 million for the six months ended June 30, 2014. The average balance of interest earning assets increased $15.9 million, or 3.4%, to $484.1 million for the six months ended June 30, 2014 from $468.2 million for the six months ended June 30, 2013 as we increased our emphasis on growing our commercial real estate loan portfolio.  Our average yield earned on interest earning assets decreased 13 basis points to 4.01% during the six months ended June 30, 2014 from 4.14% during the six months ended June 30, 2013 due to the low interest rate environment.

Interest income on loans decreased $75,000 to $8.2 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013 primarily as a result of a decrease in interest income from residential real estate loans, primarily offset by an increase in interest income from commercial real estate loans.  Interest income on residential real estate loans decreased $308,000 for the six months ended June 30, 2014 as compared to the prior year period. The decrease in interest income on residential real estate loans was due to the decrease in the average balance of such loans of $7.3 million, or 4.2%, to $169.0 million for the six months ended June 30, 2014 as compared to the prior year period.  The decrease in the average balance of residential real estate loans was due principally to the $8.8 million residential loan sale that occurred in the second quarter of 2013, and, to a lesser extent, the slowdown in growth in residential mortgage loan originations during the first half of 2014 as compared to the same prior year period.  Additionally, the average yield on the residential loan portfolio decreased by 17 basis points to 4.41% for the six months ended June 30, 2014 as maturing higher yielding residential mortgage loans were replaced by loans at the current lower interest rates. Interest income from commercial real estate loans increased $226,000, or 9.9%, to $2.5 million for the six months ended June 30, 2014. The average balance of commercial real estate loans increased $17.2 million, or 20.3%, to $101.9 million for the six months ended June 30, 2014 from $84.7 million for the six months ended June 30, 2013 due to our continued emphasis in our business strategy to expand into the Syracuse market.

Interest income on taxable investment securities increased $94,000 for the six months ended June 30, 2014 due principally to an increase of $7.0 million in the average balance of taxable investment securities for the six months ended June 30, 2014 due to the need for additional collateral in support of our increasing balances of municipal deposits. In addition, the average yield on such securities increased 6 basis points to 1.82% for the six months ended June 30, 2014.  Interest income on tax-exempt securities increased $15,000 to $588,000 for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.  This increase was due to the average balance of tax-exempt securities increasing $1.2 million to $27.1 million for the six months ended June 30, 2014, partially offset by the decrease in the average yield earned on the tax-exempt securities, which decreased 9 basis points to 4.35% for the six months ended June 30, 2014. The increase in the average balance of tax-exempt securities was the result of the purchase of several in-market municipal securities offerings.  The majority of the securities were issued by current municipal deposit customers of the bank.  The related reduction in average yield was the result of the new purchased securities carrying yields that are slightly lower than the previously existing average tax-exempt portfolio yield.

Interest expense for the three months ended June 30, 2014 decreased $167,000, or 20.0%, to $666,000 from $833,000 for the three months ended June 30, 2013.  The decrease in our interest expense was primarily due to our interest expense on deposits decreasing $132,000, or 21.0%, to $497,000 during the three months ended June 30, 2014 and our interest expense on long-term borrowings decreasing $35,000, or 17.2%, to $169,000 for the three months ended June 30, 2014.  The average rate paid on interest-bearing liabilities decreased 19 basis points to 0.63% during the three months ended June 30, 2014, compared to 0.82% during the three months ended June 30, 2013 as market interest rates remained low.

Interest expense on deposits decreased primarily due to the decrease in the average rate paid on time deposits of 30 basis points to 0.91% as maturing certificates of deposit were either replaced at lower current market rates or invested in lower costing core deposits during the three months ended June 30, 2014.  The average balance of lower cost core deposits increased $24.0 million to $278.3 million for the three months ended June 30, 2014 as a result of the increase in the average balance of money market deposit accounts whose average balance increased $17.4 million, or 21.5%, during the three months ended June 30, 2014.

Interest expense on long-term borrowings decreased largely due to our higher rate maturing FHLBNY advances being replaced with advances of a shorter duration and a lower average rate. The average rate of our borrowings decreased 65 basis points to 1.43% for the three months ended June 30, 2014.

Interest expense for the six months ended June 30, 2014 decreased $370,000, or 21.4%, to $1.4 million from $1.7 million for the six months ended June 30, 2013.  The decrease in interest expense was primarily due to decreases in interest expense on time deposits and FHLBNY borrowings during the six months ended June 30, 2014. The average rate paid on interest bearing liabilities decreased 20 basis points to 0.65% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as market interest rates remained low.

Interest expense on deposits decreased primarily due to the decrease in the average rate paid on time deposits of 26 basis points to 0.98% as maturing certificates of deposit were either replaced at lower current market rates or invested in lower costing core deposits.  Consumers are opting to keep their investments in products of shorter duration and improve their liquidity given the current uncertain rate environment.  Accordingly, the average balance of core deposits increased $23.0 million to $275.0 million for the six months ended June 30, 2014.

Interest expense on borrowings decreased largely due to our higher rate FHLBNY maturing advances having been replaced by advances of a shorter duration and a lower average rate. The average rate of our borrowings decreased 81 basis points to 1.45% for the first half of 2014 as compared to the same prior year period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
			Total			Total
			Increase			Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income:
Real estate loans residential	$(61)	$(72)	$(133)	$(164)	$(144)	$(308)
Real estate loans commercial	242	22	264	712	(486)	226
Commercial and municipal loans	(8)	(119)	(127)	14	21	35
Home equity and consumer loans	26	(45)	(19)	10	(38)	(28)
Taxable investment securities	50	9	59	63	31	94
Tax-exempt investment securities	37	(28)	9	44	(29)	15
Interest-earning time deposits	(13)	10	(3)	(16)	9	(7)
Interest-earning deposits	(1)	-	(1)	(1)	-	(1)
Total interest income	272	(223)	49	662	(636)	26
Interest Expense:
NOW accounts	(1)	(3)	(4)	(1)	(4)	(5)
Money management accounts	(1)	(1)	(2)	(1)	(5)	(6)
MMDA accounts	52	(43)	9	52	(45)	7
Savings and club accounts	1	2	3	3	1	4
Time deposits	(17)	(121)	(138)	(53)	(209)	(262)
Junior subordinated debentures	-	-	-	-	(1)	(1)
Borrowings	117	(152)	(35)	89	(196)	(107)
Total interest expense	151	(318)	(167)	89	(459)	(370)
Net change in net interest income	$121	$95	$216	$573	$(177)	$396

Provision for Loan Losses

We established a provision for loan losses, which is charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The provision for loan losses represents management’s estimate of the amount necessary to maintain the allowance for loan losses at an adequate level.

We recorded $275,000 in provision for loan losses for the three month period ended June 30, 2014, as compared to $276,000 for the three month period ended June 30, 2013.  The provision for loan losses recorded in the second quarter of 2014, coupled with the decrease of specific reserves on our impaired loans was adequate to offset the $108,000 in net charge-offs in the second quarter of 2014 and the $10.6 million growth in gross loans between the first quarter and the second quarter of 2014.  The net charge-offs in the second quarter of 2013 were $98,000.  The net charge-offs in the second quarter of 2014 were principally due to a single commercial loan relationship which was largely reserved for in prior periods.  As a result, the ratio of the allowance to gross loans was unchanged at 1.44% at June 30, 2014 and June 30, 2013.

We recorded a $520,000 provision for loan losses during the first six months of 2014 as compared to $600,000 for the same prior year period, resulting in a decrease of $80,000, or 13.3%.  Net charge-offs for the six months ended June 30, 2014 were $395,000 as compared to $237,000 for the prior year period, an increase of $158,000, or 66.7%.  The year over year increase in net charge-offs was due to certain 2014 non-recurring portfolio charge-offs recorded in order to conform more closely to FDIC guidance.  The recorded investment in impaired loans was $7.9 million at June 30, 2014 as compared to $5.7 million at December 31, 2013, an increase of $2.2 million or 38.2%.  The increase in impaired loans was due to the addition of two commercial relationships totaling $2.6 million during the first quarter of 2014.  One of the commercial relationships, with a recorded investment of $1.0 million and an associated specific reserve of $96,000, was brought current by the borrower at June 30, 2014 but will continue to be categorized as impaired to allow management to closely monitor its performance. The other impaired commercial relationship consists of six loans totaling $1.5 million at June 30, 2014 with a specific reserve of $231,000. The specific reserves related to the total impaired loans at June 30, 2014 were $1.1 million as compared to $1.0 million at December 31, 2013.  The ratio of allowance for loan losses to gross loans was 1.44% at June 30, 2014 and June 30, 2013.  Management deems the amount of the provision recorded during the first six months of 2014 to be adequate in support of the current level of allowance for loan losses.

Delinquency trends for loans over 30 days past due improved overall when comparing total past due loans as a percent of total loans at June 30, 2014 as compared to December 31, 2013.  Within the over 90 day category, however, the proportion of past due loans to total loans increased as a result of an increase in the commercial loan product segment. Commercial loans past due 90 days increased $949,000 between December 31, 2013 and June 30, 2014 and principally due to the previously mentioned newly impaired commercial relationships.  While the percentage of total past due residential loans at 30 days or greater decreased at June 30, 2014 from December 31, 2013, the percentage of loans past due 90 days and over, which are all nonaccrual loans, increased due to the residential loan facilities within one of the previously mentioned newly impaired relationships. The ratio of the allowance for loan losses to period end loans decreased modestly from 1.48% at December 31, 2013 to 1.44% at June 30, 2014.  Management reviews trends in historical loss rates and environmental factors on a quarterly basis, in addition to assessing the specific allowance needs on impaired loans, and judges the current level of allowance for loan losses to be adequate to absorb the estimable and probable losses inherent in the loan portfolio.

Noninterest Income

The Company's noninterest income is primarily comprised of fees on deposit account balances and transactions, loan servicing, commissions, including insurance agency commissions, and net gains on securities, loans, and foreclosed real estate.

The following table sets forth certain information on noninterest income for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Service charges on deposit accounts	$305	$287	$18	6.3%	$584	$542	$42	7.7%
Earnings and gain on bank owned life insurance	66	52	14	26.9%	126	112	14	12.5%
Loan servicing fees	67	38	29	76.3%	120	82	38	46.3%
Debit card interchange fees	129	122	7	5.7%	243	228	15	6.6%
Other charges, commissions and fees	261	124	137	110.5%	575	266	309	116.2%
Noninterest income before gains	828	623	205	32.9%	1,648	1,230	418	34.0%
Net gains on sales and redemptions of investment securities	24	60	(36)	-60.0%	26	99	(73)	-73.7%
Net gains on sales of loans and foreclosed real estate	26	421	(395)	-93.8%	30	451	(421)	-93.3%
Total noninterest income	$878	$1,104	$(226)	-20.5%	$1,704	$1,780	$(76)	-4.3%

Total noninterest income for the three months ended June 30, 2014 decreased $226,000, or 20.5%, to $878,000 from $1.1 million for the prior year period.  During the three months ended June 30, 2013, we recorded $395,000 in net gains ($288,000 after tax) from the sale of residential loans as compared to no sales of residential loans during the three months ended June 30, 2014. The sale was undertaken as a means of mitigating interest rate risk.  Partially offsetting the decrease in gains on sales was $121,000 in commissions from Pathfinder Risk Management Company, Inc., which owns a 51% membership interest in FitzGibbons Agency, LLC which we acquired in the fourth quarter of 2013.  In addition, service charges on deposit accounts increased $18,000, or 6.3%, due largely to the service charges associated with the increased number of checking accounts for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Total noninterest income for the six months ended June 30, 2014 decreased $76,000, or 4.3%, to $1.7 million as compared to $1.8 million for the same prior year period.  This decrease was principally due to the net gain of $395,000 ($288,000 after tax) from the sale of residential mortgage loans that occurred in the second quarter of 2013 in support of our initiative to mitigate interest rate risk.  Primarily offsetting this decrease was $297,000 in commissions from the FitzGibbons Agency, LLC, whose 51% membership interest was acquired in the fourth quarter of 2013.  In addition, service charges on deposit accounts increased $42,000, or 7.7%, due largely to the service charges associated with the increased number of checking accounts between the first half of 2013 and the first half of 2014.

Noninterest Expense

The following table sets forth certain information on noninterest expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Salaries and employee benefits	$2,187	$1,941	$246	12.7%	$4,384	$3,852	$532	13.8%
Building occupancy	364	361	3	0.8%	771	726	45	6.2%
Data processing	399	343	56	16.3%	764	711	53	7.5%
Professional and other services	173	168	5	3.0%	348	327	21	6.4%
Amortization of intangible assets	3	-	3	NM	6	-	6	NM
Advertising	99	128	(29)	-22.7%	231	244	(13)	-5.3%
FDIC assessments	100	84	16	19.0%	195	167	28	16.8%
Audits and exams	61	63	(2)	-3.2%	125	123	2	1.6%
Other expenses	377	513	(136)	-26.5%	846	955	(109)	-11.4%
Total noninterest expenses	$3,763	$3,601	$162	4.5%	$7,670	$7,105	$565	8.0%

Total noninterest expense for the three months ended June 30, 2014 increased $162,000, or 4.5%, to $3.8 million from $3.6 million for the three months ended June 30, 2013.

The increase in noninterest expense was due principally to increases in personnel expenses of $246,000 and data processing charges of $56,000.  Personnel expenses increased due in part to wage increases, increased deferred compensation expenses of $99,000, reduced salary deferrals of $34,000 related to reduced residential loan volume and unit deferral amounts, and the inclusion of $69,000 in personnel expenses of the FitzGibbons Agency, LLC.  Included within the net increase of personnel expenses was a $97,000 improvement in the pension benefit which was able to offset other increases in employee benefits such as payroll taxes and 401(k) contributions.  Data processing expenses increased due largely to ATM processing charges.  These increases in expenses were partially offset by a $136,000, or 26.5%, decrease in other operating expenses due in part to the $65,000 write-off of a repossessed asset in the second quarter of 2013, and a reduction of $29,000 in advertising expenses as we increased our advertising in the second quarter of 2013 in support of our expansion into the Syracuse marketplace.  It is expected that employee and compensation expense will increase with the opening of our new Syracuse branch during the third quarter of 2014.

Total noninterest expense for the six months ended June 30, 2014 increased $565,000, or 8.0%, to $7.7 million from $7.1 million for the same prior year period due largely to the $532,000 increase in personnel expenses and $53,000 in data processing expenses between these two time periods.

The increase in personnel expenses reflected wage increases, $130,000 related to increased deferred compensation costs, $91,000 in reduced salary deferrals related to reduced residential loan volume and unit deferral amounts, and $75,000 related to commissions.  Additionally, $153,000 of the increase in personnel expenses related to those of the FitzGibbons Agency, LLC, which was acquired in the fourth quarter of 2013.  Included within the net increase in personnel expenses was a $196,000 improvement in the pension benefit which was able to offset other increases in employee benefits such as payroll taxes, 401(k) contributions and additional health insurance costs recorded in the first half of 2014.  Data process expenses increased due primarily to ATM processing charges.

Other operating expenses decreased $109,000 between the first six months of 2014 and the same period in 2013, due principally to the $65,000 write-off of a repossessed asset which occurred in the second quarter of 2013.

Income Tax Expense

Income tax expense decreased by $31,000 for the quarter ended June 30, 2014 as compared to the same period in 2013 primarily due to a decrease in pretax income, but partially offset by an increase in the effective tax rate from 27.0% for the second quarter of 2013 to 28.5% for the second quarter of 2014, exclusive of the net income attributable to our controlling interest in Fitzgibbons Agency, LLC.  The increase in the effective tax rate between the year over year second quarter periods reflected a smaller proportion of tax-exempt items as a proportion of our taxable income in the second quarter of 2014.  We have reduced our effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.

Income tax expense for the six months ended June 30, 2014 was $451,000 as compared to $493,000 for the six months ended June 30, 2013.  The decrease in income tax expense was due to the decrease in pretax income, offset in part by an increase in the effective tax rate.  Our effective tax rate was 28.5% for the six months ended June 30, 2014, exclusive of the consolidated income from the FitzGibbons Agency, LLC, as compared to an effective tax rate of 27.0% for the six months ended June 30, 2013. The increase in the effective tax rate between the six months ended June 30, 2014 and 2013 reflected a smaller proportion of tax-exempt items as a proportion of our taxable income in the first half of 2014.  We have reduced our effective tax rate from the combined federal and state statutory rate of 38.7% primarily through the ownership of tax-exempt investment securities, bank owned life insurance, and other tax saving strategies.

Earnings per Share

Basic and diluted earnings per share were $0.26 and $0.25, respectively, for the second quarter of 2014, as compared to basic and diluted earnings per share of $0.33 for the second quarter of 2013.  The decrease in basic and diluted earnings per share between these two periods was principally due to the decrease in net income.  Basic and diluted earnings per share for the six month period ended June 30, 2014 were $0.45 and $0.44, respectively, as compared to basic and diluted earnings per share of $0.53 for the six month period ended June 30, 2013.  This decrease was also due to the decrease in net income.

Changes in Financial Condition

Assets

Total assets increased $40.7 million, or 8.1%, to $544.5 million at June 30, 2014 from $503.8 million at December 31, 2013.  The increase in assets was primarily due to increases in investment securities, loans and bank owned life insurance, partially offset by a decrease in total cash and cash equivalents.

Investment securities increased $26.5 million to $141.9 million at June 30, 2014 from $115.4 million at December 31, 2013 as a result of the requirement to provide investment securities as collateral to municipalities for the increase in municipal deposits during the first half of 2014. $18.2 million, or 68.5%, of the increase in investment securities were securities classified as available-for-sale, primarily consisting of residential mortgage-backed securities and totaled $99.1 million at June 30, 2014.  The remaining increase in investment securities were securities classified as held-to-maturity, which increased $8.4 million to $42.8 million at June 30, 2014.  The increase in held-to-maturity securities reflected management’s evaluation and determination to place securities with greater price sensitivity into this category, thereby mitigating any potential volatility within accumulated other comprehensive income.

Total loans receivable increased $17.1 million, or 5.0%, to $358.8 million at June 30, 2014 from $341.6 million at December 31, 2013 primarily due to a $13.8 million, or 14.5%, increase in commercial real estate loans. The increase in commercial real estate loans was the result of our continued growth in the Syracuse marketplace. Residential mortgage loans increased $2.3 million, or 1.3%, between December 31, 2013 and June 30, 2014.  During the second quarter of 2014, we achieved modest residential portfolio growth as we gained market share in the Syracuse marketplace.

Bank owned life insurance increased $1.9 million during the first half of 2014 to $10.2 million at June 30, 2014 due principally to additional purchases of single premium life insurance policies on selected participants.  These purchases will provide income that will assist in the funding of optional deferred compensation and supplemental executive retirement plans.

Total cash and cash equivalents decreased $6.4 million to $10.2 million at June 30, 2014 from $16.6 million at December 31, 2013 in order to fund the increase in investment securities and loans.

Liabilities

Total liabilities increased to $499.9 million at June 30, 2014 from $460.7 million at December 31, 2013.  Deposits increased $38.0 million, or 9.3%, to $448.2 million at June 30, 2014 from $410.1 million at December 31, 2013 as a result of an $11.3 million increase in money market deposit accounts and a $6.1 million increase in savings accounts.  Core deposits (consisting of demand accounts, NOW accounts, money market deposit accounts and savings accounts) increased $26.7 million between December 31, 2013 and June 30, 2014 to $259.5 million at June 30, 2014.  The increase in core deposits was due, in part, to seasonal tax collection activities of our municipal customers, an expansion of our municipal and business customer base and retail customers’ preference for increased liquidity during the uncertain interest rate environment. Additionally, brokered deposits increased $8.3 million, or 20.0%, to $50.1 million at June 30, 2014 due to the need to fund loan growth in excess of organic deposit growth. Short term FHLBNY borrowings increased $1.0 million to $25.0 million at June 30, 2014.

Stockholders’ Equity

Stockholders’ equity, exclusive of noncontrolling interest, increased $1.5 million, or 3.6%, to $44.3 million at June 30, 2014 from $42.7 million at December 31, 2013.  This increase was principally due to a $1.0 million increase in retained earnings, resulting from $1.2 million in net income through the first half of 2014 offset by dividends declared on our common stock totaling $152,000 (exclusive of dividends paid on unallocated ESOP shares), and a reduction of $425,000 in accumulated other comprehensive loss due principally to an increase in the market value of our available-for-sale investment portfolio.

We were not required to pay dividends on our SBLF preferred stock during the first quarter of 2014 reflecting an existing credit with the U.S. Treasury. This credit expired in the second quarter of 2014 and we paid $30,000 in dividends during the second quarter on our SBLF preferred stock. We expect to be obligated to pay the full 1% dividend totaling approximately $32,000 per quarter beginning in the third quarter of 2014 and continuing through March 2016.  If the SBLF preferred stock remains outstanding beyond March 2016, the dividend rate will increase and be fixed at 9.0%. With the approval of the U.S. Treasury, we may redeem the SBLF preferred stock prior to the date the dividend rate increases.

Capital

Capital adequacy is evaluated primarily by the use of ratios which measure capital against total assets, as well as against total assets that are weighted based on defined risk characteristics.  The Company’s goal is to maintain a strong capital position, consistent with the risk profile of its subsidiary banks that supports growth and expansion activities while at the same time exceeding regulatory standards.  At June 30, 2014, Pathfinder Bank exceeded all regulatory required minimum capital ratios and met the regulatory definition of a “well-capitalized” institution, i.e. a leverage capital ratio exceeding 5%, a Tier 1 risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

Pathfinder Bank’s actual capital amounts and ratios as of the indicated dates are presented in the following table.

					Minimum
					To Be "Well-
			Minimum		Capitalized"
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Core Capital (to Risk-Weighted Assets)	$49,520	13.5%	$29,261	8.0%	$36,576	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$44,752	12.2%	$14,631	4.0%	$21,946	6.0%
Tier 1 Capital (to Assets)	$44,752	8.6%	$20,876	4.0%	$26,095	5.0%
As of December 31, 2013:
Total Core Capital (to Risk-Weighted Assets)	$47,862	14.1%	$27,106	8.0%	$33,883	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$43,454	12.8%	$13,553	4.0%	$20,330	6.0%
Tier 1 Capital (to Assets)	$43,454	8.7%	$19,928	4.0%	$24,910	5.0%

Loan and Asset Quality and Allowance for Loan Losses

The following table represents information concerning the aggregate amount of non-performing assets at the indicated dates:

	June 30,	December 31,	June 30,
(Dollars In thousands)	2014	2013	2013
Nonaccrual loans:
Commercial real estate and commercial loans	$3,658	$2,709	$3,844
Consumer	316	447	205
Residential real estate	2,475	2,194	1,751
Total nonaccrual loans	6,449	5,350	5,800
Total nonperforming loans	6,449	5,350	5,800
Foreclosed real estate	770	619	429
Total nonperforming assets	$7,219	$5,969	$6,229

Troubled debt restructurings not included above	$1,949	$2,459	$1,965

Nonperforming loans to total loans	1.80%	1.57%	1.72%
Nonperforming assets to total assets	1.33%	1.18%	1.26%

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

Non-performing assets at June 30, 2014 were $7.2 million, or 1.33% of total assets, as compared to $6.0 million, or 1.18% of total assets, at December 31, 2013.  The $1.2 million increase in non-performing assets between December 31, 2013 and June 30, 2014 was principally due to one large commercial relationship becoming non-performing during the second quarter of 2014 whose total aggregate balance was $1.0 million at June 30, 2014, including related commercial business and personal residential loans extended to this relationship. The borrower brought all loans current within this relationship as of June 30, 2014, but we will maintain this relationship on non-performing status while monitoring the borrower’s payment performance.  Once management has concluded that payment of contractual principal and interest is no longer in doubt, the relationship may be reclassified as performing.

The largest increase in non-performing assets occurred within the commercial real estate and commercial loan product segments which increased to $3.6 million at June 30, 2014 from $2.7 million at December 31, 2013.  The principal reason for the increase was the addition of the non-performing commercial relationship described above.

Non-performing residential real estate loans increased to $2.5 million at June 30, 2014 from $2.2 million at December 31, 2013.  The reason for the $300,000 increase between December 31, 2013 and June 30, 2014 was principally due to the addition of six non-performing residential mortgage loans as part of the above mentioned loan relationship placed in non-performing status during the second quarter of 2014.  We had 34 non-performing residential mortgages at June 30, 2014, a modest increase from the 32 non-performing residential mortgages at December 31, 2013.

Foreclosed real estate at June 30, 2014 totaled $770,000 as compared to $619,000 at December 31, 2013, an increase of $151,000, or 24.4%.  The foreclosed real estate owned balance at June 30, 2014 was comprised of six residential properties with a carrying value of $542,000 and two commercial properties with a carrying value of $228,000.

The allowance for loan losses represents management’s estimate of the probable losses inherent in the loan portfolio as of the date of the statement of condition.  The allowance for loan losses was $5.2 million and $5.0 million at June 30, 2014 and December 31, 2013, respectively.  The ratio of the allowance for loan losses to gross loans was 1.44% at June 30, 2014 as compared to 1.48% at December 31, 2013.  Management performs a quarterly evaluation of the allowance for loan losses based on quantitative and qualitative factors and has determined that the current level of the allowance for loan losses of $5.2 million is adequate to absorb the losses in the loan portfolio as of June 30, 2014.

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

The measurement of impaired loans is generally based upon the fair value of the collateral, with a portion of the impaired loans measured based upon the present value of future cash flows discounted at the historical effective interest rate.  A specific reserve is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of the majority of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.  For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a loan is determined to be impaired Pathfinder Bank will reevaluate the collateral which secures the loan. For real estate, the Company will obtain a new appraisal or broker’s opinion whichever is considered to provide the most accurate value in the event of sale. An evaluation of equipment held as collateral will be obtained from a firm able to provide such an evaluation. Collateral will be inspected not less than annually for all impaired loans and will be reevaluated not less than every two years. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

At June 30, 2014, the Company valued seven performing TDR loans across five relationships totaling $1.9 million based on the present values of the expected future cash flows discounted at the pre-modification interest rate (also known as the effective interest rate), resulting in an aggregate specific reserve of $48,000.  These loans were formerly valued at their fair value less costs to sell at March 31, 2014, at which time they were also performing.  Had the loans continued to be evaluated at their fair value less costs to sell at June 30, 2014, their aggregate specific reserve would have been $221,000.  As a result of the Company’s change in the evaluation process for these seven performing TDRs, the aggregate specific reserve was reduced by this difference of $173,000.  This change better reflects the value of these performing TDRs as the receipt of contractual principal and interest payments is no longer in doubt at June 30, 2014.

The Company also classified three nonperforming loans with an aggregate balance of $450,000 within one relationship as impaired at June 30, 2014.  As all three loans were nonperforming, they are categorized as collateral dependent and therefore valued at the fair value less costs to sell, resulting in a total specific reserve of $264,000.

At June 30, 2014 and December 31, 2013, the Company had $7.9 million and $5.7 million in loans, respectively, which were deemed to be impaired, having established specific reserves of $1.1 million and $1.0 million, respectively, on these loans.  The increase between these two time periods was centered on commercial real estate, with a smaller portion of the increase within the one to four family first lien residential mortgages.  This increase was due to the previously mentioned addition of two newly impaired commercial relationships.

Management has identified potential problem loans totaling $8.4 million as of June 30, 2014 as compared to $10.6 million as of December 31, 2013.  These loans have been internally classified as special mention, substandard, or doubtful, yet are not currently considered impaired.  This definition has been changed from that utilized at December 31, 2013 and December 31, 2012 and included in the 2013 audited consolidated financial statements filed on Form 10-K on March 17, 2014 as amended March 25, 2014.  Management has identified potential credit problems which may result in the borrowers not being able to comply with the current loan repayment terms and which may result in it being included in future impaired loan reporting.  The reduction in potential problem loans between these two time periods resulted from the conversion of loans from potential problem loans to impaired loans.  Within the risk rating levels of potential problems loans, 13 residential mortgages loans with an aggregate recorded investment of $1.2 million are rated as doubtful at June 30, 2014 as compared to one residential mortgage loan with a recorded investment of $14,000 at December 31, 2013.  The change in the risk rating of the additional 12 residential mortgage loans from substandard to doubtful to more accurately reflect the inherent risk of the credits. This change does not reflect a change of the risk profile of these loans or the estimated potential loss.  Management judges the current level of allowance for loan losses to be adequate to cover probable credit losses in the current loan portfolio.  As a result, the ratio of the allowance to loan and lease losses to period-end loans at June 30, 2014 was 1.44% as compared to 1.48% at December 31, 2013.

Appraisals are obtained at the time a real estate secured loan is originated.   For commercial real estate held as collateral, the property is inspected every two years.

As indicated in the non-performing asset table above and the detailed table below, foreclosed real estate (“FRE”) balances increased at June 30, 2014 from December 31, 2013 and nearly doubled from the year ago second quarter period due to two additional residential real estate properties at higher per unit values.

		June 30,		December 31,		June 30,
(Dollars in thousands)	#	2014	#	2013	#	2013
Foreclosed real estate
Foreclosed residential mortgage loans	6	$542	5	$341	4	$262
Foreclosed commercial real estate	2	228	3	278	2	167
Total	8	$770	8	$619	6	$429

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

Through the first six months of 2014, as indicated in the Consolidated Statement of Cash Flows, the Company reported net cash flows from financing activities of $38.8 million generated by increased balances of demand, savings and money market deposit accounts.  This was invested in purchases of investment securities of $26.2 million, net of proceeds from maturities, sales and redemptions of $8.2 million.  In addition, $18.0 million was invested in new loan generation.  The remaining cash needs from investing activities were sourced from a decrease in cash and equivalents of $6.4 million and funds from operating activities of $1.5 million.  As a recurring source of liquidity, the Company’s investment securities provided $7.8 million in proceeds from maturities and principal reductions through the first six months of 2014.

The Company has a number of existing credit facilities available to it.  At June 30, 2014, total credit available to the Company under the existing lines of credit was approximately $153.0 million at FHLBNY, the Federal Reserve Bank, and three other correspondent banks.  At June 30, 2014, the Company had $41.0 million outstanding on its existing lines of credit with $111.8 million available.

The Asset Liability Management Committee of the Company is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity.  As of June 30, 2014, management reported to the Board of Directors that the Company is in compliance with its liquidity policy guidelines.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a named party in a legal proceeding, the outcome of which would have a material and adverse effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

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
(registrant)

August 13, 2014                                    /s/ Thomas W. Schneider
Thomas W. Schneider
President and Chief Executive Officer

August 13, 2014                                    /s/ James A. Dowd
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
August 13, 2014	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer

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
August 13, 2014	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer

EXHIBIT 32.1  Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Pathfinder Bancorp, Inc. (the “Company”) on form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission (the “Report”), the undersigned hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report..
The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.
August 13, 2014	/s/ Thomas W. Schneider Thomas W. Schneider President and Chief Executive Officer
August 13, 2014	/s/ James A. Dowd James A. Dowd Senior Vice President and Chief Financial Officer